Form 10-K
period 1993-12-31
LUBRIZOL CORP
filed 1994-03-30
CIK 60751

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1993

                         Commission file number 1-5263

                            THE LUBRIZOL CORPORATION
                            29400 Lakeland Boulevard
                          Wickliffe, Ohio  44092-2298
        (Name of registrant and address of principal executive offices)

          OHIO                                     34-0367600
  (State of incorporation)           (I.R.S. Employer Identification No.)

Registrant's telephone number, including area code:  (216) 943-4200

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
      Title of each class                             on which registered
- -------------------------------                    -----------------------
Common Shares without par value                    New York Stock Exchange
Common Share purchase rights                       New York Stock Exchange
Preferred Share purchase rights                    New York Stock Exchange

               Securities registered pursuant to section 12(g) of the Act:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  X     No______

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value (on basis of closing sale price) of voting stock held by non-affiliates as of March 4, 1994: $2,433,762,869

         Number of the registrant's Common Shares, without par value, outstanding as of March 4, 1994: 66,554,659

                      DOCUMENTS INCORPORATED BY REFERENCE


         Portions of the registrant's 1993 Annual Report to its shareholders (Incorporated into Part I and II of this Form 10-K)

         Portions of the registrant's Proxy Statement dated March 16, 1994 (Incorporated into Part III of this Form 10-K)

                                     PART I



ITEM 1.       BUSINESS

              Lubrizol was organized under the laws of Ohio in 1928. The company began business as a compounder of special-purpose lubricants, and in the early 1930's was among the first to commence research in the field of lubricant additives. Today, the company is a full service supplier of
performance chemicals to diverse markets worldwide.   These specialty chemical
products are created through the application of advanced chemical, mechanical and biological technologies to enhance the performance and quality of the customer products in which they are used. The company develops, produces and sells chemical additives for transportation and industrial lubricants and functional fluids, fuel additives and diversified specialty chemical products.

              Prior to December 1, 1992, the company also had a separately reportable Agribusiness segment. That segment included traditional operations which develop, produce and market planting seeds and specialty vegetable oils, and also included strategic biotechnology research and development. As described in Note 16 to the Financial Statements (included in the company's 1993 Annual Report to its shareholders and incorporated herein by reference) on December 1, 1992, the company transferred substantially all of its Agribusiness segment, other than the specialty vegetable oil operations, to Mycogen Corporation and a joint venture partnership formed with Mycogen. The transferred assets were related to the seed business activities of the company's former Agrigenetics Division. The Agribusiness assets and operations retained by the company are not reportable as a separate industry segment after 1992.

              Financial information for the industry segments, prior to December 1, 1992, is contained in Note 14 to the Financial Statements and in the table of Operating Results by Business Segment contained in Management's Discussion and Analysis on page 29 of the 1993 Annual Report to shareholders which are incorporated herein by reference.

Specialty Chemicals

              PRINCIPAL PRODUCTS. The company's principal products are additive systems for gasoline and diesel engine oils, automatic transmission fluids, gear oils, industrial fluids, metalworking compounds and fuels. The company also offers other specialty chemical products. Additives for engine oils accounted for 50% of consolidated revenues in 1993, 48% in 1992, and 45% in 1991. Additives for driveline oils accounted for 19%, 18% and 19% of consolidated revenues for these respective periods.

              Additives improve the lubricants and fuels used in cars, trucks, buses, off-highway equipment, marine engines and industrial applications. In lubricants, additives enable oil to withstand a broader range of temperatures, limit the buildup of sludge and varnish deposits, reduce wear, inhibit the formation of foam, rust and corrosion, and retard oxidation. In fuels, additives help maintain efficient operation of the fuel delivery system, help control deposits and corrosion, improve combustion and assist in preventing decomposition during storage.

              Due to the variety in the properties and applications of oils, a number of different chemicals are used to formulate Lubrizol's products. Each additive combination is designed to fit the characteristics of the customer's base oil and the level of performance specified. Engine oils for passenger cars contain a combination of chemical additives which usually includes one or more detergents, dispersants, oxidation inhibitors and wear inhibitors, pour point depressants and viscosity improvers. Other chemical combinations are used in heavy duty engine oils for trucks and off-highway equipment and in formulations for gear oils, automatic transmission fluids, industrial oils, metalworking fluids, and gasoline, diesel and residual fuels.

              COMPETITION. The chemical additive field is highly competitive in terms of price, product performance and customer service. The company's principal competitors, both in the United States and overseas, are four major petroleum companies and one chemical company. The petroleum companies produce lubricant and fuel additives for their own use, and also sell additives to others. These competing companies are also customers of Lubrizol. Excluding viscosity improvers, management believes, based on volume sold, that it is the largest supplier to the petroleum industry of performance chemicals for lubricants.

              CUSTOMERS. In the United States, Lubrizol markets its additive products through its own sales organization. The company's additive customers consist primarily of oil refiners and independent oil blenders and are located in more than 100 countries. Approximately 60% of the company's sales are made to customers outside of North America. The company's ten largest customers, most of which are international oil companies and a number of which are groups of affiliated entities, accounted for approximately 44% of consolidated sales in 1993. Although the loss of any one of these customers could have a material adverse effect on the company's business, each is made up of a number of separate business units that the company believes make independent purchasing decisions with respect to chemical additives. Sales to Royal Dutch Petroleum Company (Shell) and its affiliates accounted for 9% of consolidated sales in 1993.

              RAW MATERIALS. Lubrizol utilizes a broad variety of chemical raw materials in the manufacture of its additives and uses oil in processing and blending additives. These materials are obtainable from several sources, and for the most part are derived from petroleum. Historically, the unstable conditions in the Middle East have caused the cost of raw materials to fluctuate significantly; however, it has not significantly affected the availability of raw materials to the company. The company expects raw materials to be available in adequate amounts in 1994.

              RESEARCH, TESTING AND DEVELOPMENT. Lubrizol has historically emphasized research and has developed a large percentage of the additives it manufactures and sells. Technological developments in the design of engines and other automotive equipment, combined with rising demands for environmental protection and fuel economy, require increasingly sophisticated chemical additives.

              Research and development expenditures were $88.5 million in 1993, $76.2 million for 1992 and $63.7 million for 1991. These amounts were equivalent to 5.8%, 5.3% and 4.7% of the respective revenues for such years. These amounts include expenditures for the performance evaluation of additive developments in engines and other types of mechanical equipment as well as expenditures for the development of specialty chemicals for industrial applications. In addition, $83.0 million, $63.6 million and $64.0 million was spent in 1993, 1992 and 1991, respectively, for technical service activities, principally for evaluation in mechanical equipment of specific lubricant formulations designed for the needs of petroleum industry customers throughout the world.

              The company has two research facilities at Wickliffe, Ohio, one of which is principally for lubricant additive research and the other for research in the field of other specialty chemicals. The company also maintains a mechanical testing laboratory at Wickliffe, equipped with a variety of gasoline and diesel engines and other mechanical equipment to evaluate the performance of additives for lubricants and fuels. Lubrizol has similar mechanical testing laboratories in England and Japan and, in addition, makes extensive use of independent contract research firms. Extensive field testing is also conducted through various arrangements with fleet operators and others.

              Liaison offices in Detroit, Michigan; Hazelwood, England; Hamburg, Germany; Tokyo, Japan; and Paris, France maintain close contact with the principal automotive and equipment manufacturers of the world and keep the company abreast of the performance requirements for Lubrizol products in the face of changing technologies. These liaison activities also serve as contacts for cooperative development and evaluation of products for future applications. Contacts with the automotive and equipment industry are important so the company may have the necessary direction and lead time to develop products for use in engines, transmissions, gear sets, and other areas of equipment that require lubricants of advanced design.

              PATENTS. Lubrizol owns certain United States patents relating to lubricant and fuel additives, lubricants, chemical compositions and processes, and protective coating materials and processes. It also owns similar patents in foreign countries. While such domestic and foreign patents expire from time to time, Lubrizol continues to apply for and obtain patent protection on an ongoing basis. Although the company believes that, in the aggregate, its patents constitute an important asset, it does not regard its business as being materially dependent upon any single patent or any group of related patents.

              The company has filed claims against Exxon Corporation and its affiliates ("Exxon") alleging infringements by Exxon of certain of the company's patents. These suits are pending in the United States and in Canada, France and the United Kingdom, and are at various stages. The international suits allege infringement of patents that correspond to a United States patent admitted as valid by Exxon in a settlement in 1988. In the suit in Canada, a determination of liability has been made by the courts against Exxon and in favor of the company, and the case has been returned to the trial court for an assessment of damages. In another patent infringement suit, instituted by Exxon in the United States, liability and damages determinations have been made (which are subject to appeal) against the company and in favor of Exxon. For further information regarding these cases, refer to Note 18 to the Financial Statements included in the company's 1993 Annual Report to its shareholders.

              ENVIRONMENTAL MATTERS. The company is subject to federal, state and local laws and regulations designed to protect the environment and limit manufacturing wastes and emissions. The company believes that as a general matter its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the consequent financial liability to the company. Compliance with the environmental laws and regulations requires continuing management effort and expenditures by the company. Capital expenditures for environmental projects are anticipated to be $20 million in 1994, which is approximately the same as 1993. Management believes that the cost of complying with environmental laws and regulations will not have a material affect on the earnings, liquidity or competitive position of the company.

              The company is engaged in the handling, manufacture, use, transportation and disposal of substances that are classified as hazardous or toxic by one or more regulatory agencies. The company believes that its handling, manufacture, use, transportation and disposal of such substances generally have been in accord with environmental laws and regulations.

              Among other environmental laws, the company is subject to the federal "Superfund" law, under which the company has been designated as a "potentially responsible party" that may be liable for cleanup costs associated with various waste sites, some of which are on the U.S. Environmental Protection Agency Superfund priority list. The company's experience, consistent with what it believes to be the experience of others in similar cases, is that Superfund site liability tends to be apportioned among parties based upon contribution of materials to the Superfund site. Accordingly, the company measures its liability and carries out its financial reporting responsibilities with respect to Superfund sites based upon this standard, even though Superfund site liability is technically joint and several in nature.
The company views the expense of remedial clean-up as a part of its product cost, and accrues for estimated environmental liabilities with regular charges to cost of sales. Management considers its environmental accrual to be adequate to provide for its portion of costs for all known environmental matters, including Superfund sites. Based upon consideration of currently available information, management does not believe liabilities for environmental matters will have a material adverse effect on the company's financial position, operating results or liquidity.


                                                                                                           EXHIBIT 12


                   THE LUBRIZOL CORPORATION AND SUBSIDIARIES

               Computation of Ratio of Earnings to Fixed Charges

               (all amounts except ratios are shown in thousands)




                                                1993            1992            1991            1990           1989
                                              --------        --------        --------        --------       --------
Pretax income                                 $119,651        $177,144        $178,140        $271,212       $137,746

Deduct earnings of less
  than 50% owned affiliates
  (net of distributed
  earnings) included in
  pretax income                                 (2,355)              9          (3,796)         (3,401)           (43)

Add losses of less than 50%
  owned affiliates included
  in pretax income                              21,063           2,769              53             -0-            972

Add fixed charges net of
  capitalized interest                           4,154           3,615           7,738           6,049          5,438

Add previously capitalized
  interest amortized during
  period                                           272             162              96               6
                                               -------         -------         -------         -------        -------

"Earnings"                                    $142,785        $183,699        $182,231        $273,866       $144,113
                                               =======         =======         =======         =======        =======

Gross interest expense
  including capitalized
  interest ("Fixed Charges")                  $  6,292        $  4,981        $  9,049        $  7,070       $  5,438

Ratio of earnings to
  fixed charges                                   22.7            36.9            20.1            38.7           26.5

Special adjustments:
- -------------------

"Earnings"                                    $142,785                                        $273,866

Plus special charges                            86,303

Less Genentech gain                            (42,443)                                       (101,921)
Plus Agribusiness write-off                                                                      9,734
                                               -------                                         -------

Adjusted "Earnings"                           $186,645                                        $181,679
                                               =======                                         =======

Ratio of adjusted earnings
  to fixed charges                                29.7                                            25.7

AGRIBUSINESS

              As discussed in Note 16 to the Financial Statements, on December 1, 1992, the company transferred substantially all of the Agribusiness segment, other than the specialty vegetable oil operations, to Mycogen Corporation and a joint venture partnership (Agrigenetics, L.P.) formed with Mycogen. The company's 1993 consolidated revenues, costs and expenses include specialty vegetable oil operations, but do not include amounts related to the transferred assets. As also discussed in Note 16 to the Financial Statements, on December 31, 1993, the company exchanged another portion of its investment in the partnership for additional Mycogen common stock and cash. The company's investment in Mycogen, which includes Agrigenetics, Inc. (formerly Agrigenetics, L.P.), is accounted for by the equity method, under which the company recognizes its share of the earnings or losses of such entities.

              The specialty vegetable oil operation retained by the company sells specialty vegetable oils and operates an oilseed crushing and refining facility. Specialty vegetable oil sales consist primarily of high oleic sunflower oil in either crude or refined forms and safflower oil. Pursuant to contractual arrangements, the company has agreed to purchase planting seed for specialty vegetable oils from Agrigenetics, Inc., which in turn is to supervise production of oilseed for crushing. The company's ability to acquire high oleic oil seed is subject to governmental, agricultural and export policies as well as the weather. The discussion below is presented only for historical purposes except for any references to specialty vegetable oils.

              The transferred portion of the Agribusiness operations produced and marketed planting seeds for agricultural crops. The principal seed products were hybrid seed corn, hybrid sorghum, soybeans, hybrid sunflowers, alfalfa, and cotton. Revenues from planting seeds contributed approximately 75% of the Agribusiness sales in 1992 and 68% in 1991.

              Substantially all of the company's planting seed, and oilseed for crushing, was produced by an established network of growers under specified planting conditions on a short-term contract basis. The company furnished parental seed to its growers, primarily from stock developed, multiplied and maintained by the company. Company personnel supervised planting, growing and harvesting.

              The seed products were marketed through three regional groups representing eight Agrigenetics seed brands and through an international marketing group and three overseas subsidiaries, all of which sold planting seeds. The products were marketed primarily to dealers and distributors, most of whom were farmers with long-term relationships with the company. The company sold its seeds primarily in the major farm production areas in the United States. The company markets specialty vegetable oil through its own sales organization and commissioned agents. Sales to date have been principally to food processors.

              The United States seed industry is highly competitive and fragmented. Based on revenue figures from industry sources, management believes the transferred Agribusiness operations were the sixth largest seed company in the United States. The market for vegetable oils is very large and very competitive. The company's TRISUN(R) sunflower oil sells for a premium over regular sunflower oil. TRISUN(R) oil is very high in monounsaturates, and therefore more stable and resistant to oxidation than other vegetable oils.

              Agribusiness revenues from the sale of planting seeds were earned principally during the first half of the calendar year, and losses from these operations were incurred in the last half as a result of continuing operating expenses with low sales. Working capital needs were also seasonal. Expenditures for inventories were made during the last half of the year, while substantial collections on sales were not received until the second and third quarters of the following year.

              Strategic Agribusiness activities consisted principally of internal biotechnology research and development directed toward developing new products for the agriculture, food and chemical industries. Agribusiness' research and development consisted of traditional plant breeding and strategic research in advanced plant science. Plant breeding attempts to create desirable plants by crossing selected parent plants. The genetic combinations of the crosses are then tested under field conditions to determine if desired characteristics appear. Traditional research expense of the Agribusiness segment was $7.2 million in 1992 and $7.8 million in 1991.

              A major portion of Agribusiness' strategic research and development was conducted at the research laboratory in Madison, Wisconsin. Strategic research was focused on specialty chemicals and food products derived from oil seed crops and on genetic improvement of specific attributes of hybrid plant varieties. Total Agribusiness strategic research expense was $7.7 million in 1992 and $8.6 million in 1991.

              The company has United States utility patents covering its high oleic sunflower oil and seeds. The high oleic patents are being re-examined by the U.S. Patent and Trademark Office, and such re-examination has not been resolved. If the re-examination results in the cancellation of the patents, management believes that its business will not be materially affected.

GENERAL

              EMPLOYEES. At December 31, 1993, the company and its wholly-owned subsidiaries had 4,613 employees of which approximately 60% were in the U.S.

              INTERNATIONAL OPERATIONS. Financial information with respect to domestic and foreign operations is contained in Note 12 to the Financial Statements that is included in the company's 1993 Annual Report to its shareholders and is incorporated herein by reference.

              The company supplies its additive customers abroad from overseas manufacturing plants and through export from the United States. Sales and technical service offices are maintained in more than 30 countries outside the United States. As a result, the company is subject to business risks inherent in non-U.S. activities, including political uncertainty, import and export limitations, exchange controls and currency fluctuations. The company believes risks related to its foreign operations are mitigated due to the political and economic stability of the countries in which its largest foreign operations are located.

              While changes in the dollar value of foreign currencies will affect earnings from time to time, the longer term economic effect of these changes should not be significant given the company's net asset exposure, currency mix and pricing flexibility. Generally, the income statement effect of changes in the dollar value of foreign currencies is partially or wholly offset by the company's ability to make corresponding price changes in local currency. The company's consolidated net income will generally benefit (decline) as foreign currencies increase (decrease) in value compared to the U.S. dollar. In 1993, European currencies weakened and the Japanese yen strengthened resulting in insignificant net earnings effect.

ITEM 2.  PROPERTIES

              The general offices of the company are located in Wickliffe, Ohio. The company has various leases for general office space primarily located in Eastlake, Ohio; Houston, Texas; and London, England. The company owns three additive manufacturing plants in the United States; one located in the Cleveland, Ohio area, at Painesville, and two near Houston, Texas, at Deer Park and Bayport. Outside the United States, the company owns additive manufacturing plants in Australia, Brazil, Canada, England, France (three locations), Japan, South Africa and Singapore. All of these plants, other than Singapore, are owned in fee. In Singapore, Lubrizol owns the plant but leases the land on which the plant is located. The company owns in fee mechanical testing facilities in Wickliffe, Ohio; Hazelwood, England; and Atsugi, Japan. The company also owns an oilseed crushing and refining plant located in Culbertson, Montana. Finally, the company owns in fee a manufacturing plant in Germany that manufactures performance chemical additives for the coatings industry.

              Additive manufacturing plants in India, Mexico, Saudi Arabia and Venezuela are owned and operated by joint venture companies licensed by Lubrizol. Lubrizol's ownership of each of these companies ranges from 40% to 49%.

              Lubrizol has entered into long-term contracts for its exclusive use of major marine terminal facilities at the Port of Houston, Texas. In addition, Lubrizol has leases for storage facilities in Australia, Chile, Ecuador, Finland, France, Holland, Singapore, Spain, South Africa, Sweden, and Turkey; East Liverpool, Ohio; Los Angeles, California; St. Paul, Minnesota; Bayonne, New Jersey; and Tacoma, Washington. In some cases, the ownership or leasing of such facilities is through certain of its subsidiaries or affiliates.

              The company initiated a manufacturing rationalization plan during the third quarter of 1993. The plan will be implemented over the next several years and, through consolidation, is expected to result in a one-third reduction in the number of units used to produce intermediate products. See
Note 17 to the Financial Statements included in the company's Annual Report to its shareholders.

              Although the company continues to maintain a capital expenditure program to support its operations, management of the company believes that its facilities are adequate for its present operations and for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

              The company is a party in a case brought by Exxon Corporation and its affiliates, Exxon Chemical Patents, Inc. and Exxon Research & Engineering Company, in the Southern District of Texas, Houston Division on September 19, 1989. In December 1992, the trial jury rendered a verdict that the company willfully infringed an Exxon patent pertaining to an oil soluble copper additive component. In early 1993, the court prohibited the company from making or selling any additive packages in the United States that contained this component and awarded Exxon $18.1 million for attorneys' fees. On November 18, 1993, another jury in the same case awarded Exxon $48 million in damages. The findings of infringement and validity of the Exxon patent as well as the $18.1 million attorneys' fee award are on appeal to the United States Court of Appeals for the Federal Circuit in Washington, D.C., which has jurisdiction over all patent cases. Oral argument in this appeal was heard on December 6, 1993, and a decision may be forthcoming in 1994. On February 18, 1994, acting on a request from Exxon that the damages amount be tripled, the trial court judge doubled the damages amount and awarded prejudgment interest, court costs and additional attorneys' fees to Exxon. The total amount of the judgment, including the previously awarded attorneys' fees, is $129 million. The company has the right to appeal the February 1994 damages award to the same court in Washington, D.C., as is considering the appeal of the original verdict.

              The company's management continues to believe that it has not infringed the Exxon patent and that the patent is invalid. Based on the advice of legal counsel, management believes that the December 1992 trial court judgment will not be upheld on appeal.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              No matters were submitted to the vote of the security holders during the three months ended December 31, 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following sets forth the name, age, recent business experience and certain other information relative to each person who is an executive officer of Lubrizol as of March 1, 1994.

     Name                                                Business Experience
     ----                                                -------------------
L. E. Coleman                               Dr. Coleman, age 63, has been Chairman of the Board since 1982.   He has been Chief
                                            Executive Officer since 1978.

W. G. Bares                                 Mr. Bares, age 52, was elected President in 1982 and Chief Operating Officer in 1987.

J. R. Ahern                                 Mr. Ahern, age 47, became Controller in June 1990.  From August 1987 to June 1990, he
                                            served as Vice President of Finance for Agrigenetics Company.

R. A. Andreas                               Mr. Andreas, age 49, has been Vice President and Chief Financial Officer since June
                                            1990.  From 1983 to 1990 he was Corporate Controller.

J. W. Bauer                                 Mr. Bauer, age 40, became Vice President and General Counsel in April 1992, after serving as General Counsel from August 1991.  From 1989 to 1991, he was Corporate
                                            Counsel - Litigation.

J. G. Bulger                                Mr. Bulger, age 58, holds the position of Vice President - Sales and was named Vice
                                            President in September 1993.  From 1989 to 1993, he was Senior Vice President - Sales
                                            for Lubrizol Petroleum Chemicals Company.

S. A. Di Biase                              Dr. Di Biase, age 41, is Vice President - Research and Development and has been Vice
                                            President since September 1993.  From 1990 to September 1993, he was Director of
                                            Strategic Research.  During 1989 through 1990, he was Manager of Industrial Technology.

G. R. Hill                                  Dr. Hill, age 52, became Senior Vice President - Business Development in October 1993
                                            and was named Senior Vice President in 1988.

     Name                                                Business Experience
     ----                                                -------------------
J. E. Hodge                                 Mr. Hodge, age 51, is Vice President - Operations and was named Vice President in
                                            September 1993.  During 1989 through 1993, he was General Manager - Deer Park/Bayport
                                            Plants.

K. H. Hopping                               Mr. Hopping, age 47, became Vice President and Secretary of the Corporation in April
                                            1991 after serving as Senior Vice President - Marketing and Product Development for
                                            Lubrizol Petroleum Chemicals Company from 1988 to 1991.

R. Y. K. Hsu                                Dr. Hsu, age 66, was named Counselor to the Chairman in 1992, upon reaching the mandatory retirement age for elected officers.  From 1982 to 1992, he was Senior Vice
                                            President.

W. R. Jones                                 Mr. Jones, age 51, has been Treasurer since 1980.

S. F. Kirk                                  Mr. Kirk, age 44, holds the position of Vice President - Segment Management and was named Vice President in September 1993.  From January 1991 to 1993, he was Senior Vice
                                            President - Marketing and Technology for Lubrizol Petroleum Chemicals Company.  During
                                            1989 through January 1991, Mr. Kirk was General Manager - North American Sales for
                                            Lubrizol Petroleum Chemicals Company.

Y. Le Couedic                               Mr. Le Couedic, age 46, is Vice President - Management Information Systems and became
                                            Vice President in September 1993.  From 1991 to 1993, he was Division Head - Corporate
                                            R&D - Administrative Services.  From September 1989 to August 1991 he was Administrative
                                            Manager for the Hazelwood, U.K. Laboratory.

W. D. Manning                               Mr. Manning, age 59, was named Assistant to the President in August 1993 and has been
                                            Senior Vice President since 1987.  From 1987 to 1993, he was President of Lubrizol
                                            Petroleum Chemicals Company.

     Name                                                Business Experience
     ----                                                -------------------
M. W. Meister                               Mr. Meister, age 39, is Vice President - Human Resources and was named Vice President in
                                            April 1993.  From November 1992 to April 1993, he was General Manager - Human Resources.
                                            During 1989 to 1992, he was Director - Human Resources for Agrigenetics Company.

D. A. Muskat                                Mr. Muskat, age 54, was named Operations Manager in August 1993.  From September 1989 to
                                            August 1993 he was Vice President - Operations for Lubrizol Petroleum Chemicals Company.
                                            From 1987 to 1989, he was Division Head - USA Operations.

R. J. Senz                                  Mr. Senz, age 52, was named Senior Vice President - Corporate Planning and Development
                                            in August 1993 and has been  Senior Vice President since 1992.  From 1989 to 1992, he served as Vice President.  He was President of Lubrizol Performance Products Company
                                            from 1985 to 1993.  Mr. Senz is the brother-in-law of Mr. Bares.

All executive officers serve at the pleasure of the Board.

                                    PART II


ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS.

                The Common Shares of The Lubrizol Corporation are listed on the New York Stock Exchange under the symbol LZ. The number of shareholders of record of Common Shares was 6,576 as of February 10, 1994.

                Information relating to the recent price and dividend history of the company's Common Shares follows:


                                   Common Share Price History
                          -------------------------------------------             Dividends
                                 1993                    1992                  Per Common Share
                          ---------------------------------------------------------------------

                          High          Low        High          Low         1993          1992
                          ---------------------------------------------------------------------
1st quarter              $31 1/4      $26 5/8     $34          $27 7/8      $ .21         $ .20
2nd quarter               34 1/2       28 7/8      34 7/8       31            .21           .20
3rd quarter               36           29          34 7/8       27 3/8        .21           .20
4th quarter               36 3/8       30 3/4      28 3/4       24 5/8        .22           .21
                                                                            -------------------

                                                                            $ .85         $ .81
                                                                            ===================

             All share and per share data have been restated to reflect the 2-for-1 stock split effected on August 31, 1992.


ITEM 6.      SELECTED FINANCIAL DATA.

             The summary of selected financial data for each of the last five years included in the Historical Summary contained on pages 44 and 45 of Lubrizol's 1993 Annual Report to its shareholders is incorporated herein by reference. Other income for 1993 includes $42.4 million for the gain on sale of Genentech (see Note 7) and a special charge of $86.3 million (see Note 17). Included in other income for 1990 is $101.9 million for the gain on sale of Genentech.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             The Management's Discussion and Analysis of Financial Condition and Results of Operations contained on pages 25 through 29, inclusive, of Lubrizol's 1993 Annual Report to its shareholders is incorporated herein by reference.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

             The consolidated financial statements of Lubrizol and its subsidiaries, together with the independent auditors' report relating thereto, contained on pages 30 through 42, inclusive, of Lubrizol's 1993 Annual Report to its shareholders, and the Quarterly Financial Data (Unaudited) contained on page 43 of such 1993 Annual Report are incorporated herein by reference.


ITEM 9.      DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             Not applicable.



                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

             The information relating to directors of Lubrizol contained under the heading "Election of Directors" on pages 1 to 5, inclusive, of Lubrizol's Proxy Statement dated March 16, 1994, is incorporated herein by reference. Information relative to executive officers of Lubrizol is contained under Part I of this Annual Report on Form 10-K.

ITEM 11.     EXECUTIVE COMPENSATION.

             The information relating to executive compensation contained under the headings "Committees and Compensation of the Board of Directors" on page 6, "Executive Compensation" on pages 8 through 11, inclusive, and under "Employee and Executive Officer Benefit Plans - Pension Plans" and "- Executive Agreements" on pages 15, 16, and 17 of Lubrizol's Proxy Statement dated March 16, 1994, is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

             The information relating to security ownership set forth under the heading "Security Ownership of Directors and Management" on page 7 of Lubrizol's Proxy Statement dated March 16, 1994, is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             Not applicable.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

              (a)  Documents filed as part of this Annual Report:

                   1. The following consolidated financial statements of The Lubrizol Corporation and its subsidiaries, together with the independent auditors' report relating thereto, contained on pages 30 through 43, inclusive, of Lubrizol's 1993 Annual Report to its shareholders and incorporated herein by reference:

                        Consolidated Statements of Income for the years ended December 31, 1993, 1992 and 1991

                        Consolidated Balance Sheets at December 31, 1993 and
                        1992

                        Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991

                        Consolidated Statements of Shareholders' Equity for the years ended December 31, 1993, 1992 and 1991

                        Notes to Financial Statements

                        Independent Auditors' Report

                        Quarterly Financial Data (Unaudited)

                   2.   Schedules

                         I        Other Investments
                         V        Property, Plant and Equipment
                        VI        Accumulated Depreciation of Property, Plant
                                  and Equipment
                        IX        Short-Term Borrowings
                         X        Supplementary Income Statement Information

                        Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

                   3.   Exhibits

                   (3)(a) Amended Articles of Incorporation of The Lubrizol Corporation, as adopted September 23, 1991.

                   (3)(b) Regulations of The Lubrizol Corporation, as amended effective April 27, 1992.

                   (4)(a)     Article Fourth of Amended Articles of
                              Incorporation.

                   (4)(b) The company agrees, upon request, to furnish to the Securities and Exchange Commission copies of financial documents evidencing long-term debt, which debt does not exceed 10% of the total assets of the company and its subsidiaries on a consolidated basis.

                   (4)(c) Rights Agreement between The Lubrizol Corporation and National City Bank dated October 6, 1987.

                   (4)(d) Amendment to Rights Agreement dated October 6, 1987, between The Lubrizol Corporation and National City Bank, effective October 24, 1988.

                   (4)(e) Special Rights Agreement between The Lubrizol Corporation and National City Bank dated October 31, 1988.

                   (4)(f) Amendment No. 2 to Rights Agreement dated October 6, 1987, as amended, between The Lubrizol Corporation and National City Bank, effective October 28, 1991.

                   (4)(g) Amendment No. 1 to Special Rights Agreement dated October 31, 1988, between The Lubrizol Corporation and National City Bank, effective October 28, 1991.

                   (10)(a)* The Lubrizol Corporation 1975 Employee Stock Option Plan, as amended.

                   (10)(b)* The Lubrizol Corporation 1985 Employee Stock Option Plan, as amended.

                   (10)(c)* The Lubrizol Corporation 1981 Key Employee Incentive Stock Option Plan.

                   (10)(d)* The Lubrizol Corporation Deferred Compensation Plan for Directors.

                   (10)(e)* Form of Employment Agreement between The Lubrizol Corporation and certain of its senior executive officers.

                   (10)(f)* The Lubrizol Corporation Excess Defined Benefit Plan, as amended.

                   (10)(g)* The Lubrizol Corporation Excess Defined Contribution Plan, as amended.

                   (10)(h)*   The Lubrizol Corporation Variable Award Plan.

                   (10)(i)* The Lubrizol Corporation Executive Death Benefit Plan, as amended.

                   (10)(j)* Amendment No. 1 to the Amended and Restated Severance Agreement between The Lubrizol Corporation and Dr. R.Y.K. Hsu. (Reference is made to Exhibit (10)(k) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, which Exhibit is incorporated herein by reference.)

                   (10)(k)* Employment and Consulting Agreement dated February 23, 1987, between The Lubrizol Corporation and Dr. R.Y.K. Hsu with Amendment dated December 28, 1989. (Reference is made to Exhibit (10)(l) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, which Exhibit is incorporated herein by reference.)

                   (10)(l)* The Lubrizol Corporation 1991 Stock Incentive Plan, as amended.

                   (10)(m)* The Lubrizol Corporation Deferred Stock Compensation Plan for Outside Directors.

                   (10)(n)* Amendment to Employment and Consulting Agreement dated October 1, 1992, between The Lubrizol Corporation and Dr. R.Y.K. Hsu. (Reference is made to Exhibit (10)(q) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, which Exhibit is incorporated herein by reference.)

                   (10)(o)* Early Retirement and General Release Agreement dated April 14, 1993, between The Lubrizol Corporation and William D. Manning.

                   (10)(p)* The Lubrizol Corporation Officers' Supplemental Retirement Plan

                   (11) Statement setting forth computation of per share earnings.

                  (12)       Computation of Ratio of Earnings to Fixed Charges.
                  (13)       The following portions of The Lubrizol
                             Corporation 1993 Annual Report to its
                             shareholders:
                             Pages 25-29  Management's Discussion and Analysis
                                          of Financial Condition and Results
                                          of Operations
                             Page 30      Consolidated Statements of Income
                                          for the years ended December 31,
                                          1993, 1992 and 1991
                             Page 31      Consolidated Balance Sheets at
                                          December 31, 1993 and 1992
                             Page 32      Consolidated Statements of Cash
                                          Flows for the years ended December
                                          31, 1993, 1992 and 1991
                             Page 33      Consolidated Statements of
                                          Shareholders' Equity for the years
                                          ended December 31, 1993, 1992 and
                                          1991
                             Pages 34-41  Notes to Financial Statements
                             Page 42      Independent Auditors' Report
                             Page 43      Quarterly Financial Data
                                          (Unaudited)
                             Pages 44-45  Historical Summary
                  (21)       List of Subsidiaries of The Lubrizol Corporation.
                  (23)       Consent of Independent Auditors.

*Indicates management contract or compensatory plan or arrangement.


              (b) The Lubrizol Corporation filed a Current Report on Form 8-K, reporting under "Item 5 - Other Events," a damage award granted to Exxon Corporation on November 18, 1993, against the company.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on March 28, 1994, on its behalf by the undersigned, thereunto duly authorized.

                                  THE LUBRIZOL CORPORATION


                                  BY      /s/L. E. Coleman
                                    ---------------------------------
                                    L. E. Coleman, Chairman of the
                                    Board and Chief Executive Officer


              Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 28, 1994, by the following persons on behalf of the Registrant and in the capacities indicated.


  /s/L. E. Coleman                     Chairman of the Board and Chief
- -------------------------------        Executive Officer and Director
L. E. Coleman                          (Principal Executive Officer)


  /s/R. A. Andreas                     Vice President and Chief Financial
- -------------------------------        Officer (Principal Financial Officer)
R. A. Andreas

  /s/G. P. Lieb                        Controller, Accounting and Financial
- -------------------------------        Reporting (Principal Accounting
G. P. Lieb                             Officer)


  /s/W. G. Bares                       President, Chief Operating Officer
- -------------------------------        and Director
W. G. Bares

  /s/Edward F. Bell                    Director
- -------------------------------
Edward F. Bell

  /s/Peggy G. Elliott                  Director
- -------------------------------
Peggy G. Elliott

  /s/David H. Hoag                     Director
- ------------------------------
David H. Hoag

  /s/Thomas C. MacAvoy                 Director
- -------------------------------
Thomas C. MacAvoy

  /s/William P. Madar                  Director
- -------------------------------
William P. Madar

  /s/Richard A. Miller                 Director
- -------------------------------
Richard A. Miller

  /s/Ronald A. Mitsch                  Director
- -------------------------------
Ronald A. Mitsch

   /s/Renold D. Thompson               Director
- -------------------------------
Renold D. Thompson

  /s/Karl E. Ware                      Director
- -------------------------------
Karl E. Ware

                          INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors of The Lubrizol Corporation:


              We have audited the consolidated financial statements of The Lubrizol Corporation as of December 31, 1993 and 1992 and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated February 18, 1994; such consolidated financial statements and report are included in your 1993 Annual Report to shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of The Lubrizol Corporation, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




   /s/Deloitte & Touche
- ----------------------------


DELOITTE & TOUCHE
Cleveland, Ohio
February 18, 1994

                                                                      SCHEDULE I


                                             THE LUBRIZOL CORPORATION AND SUBSIDIARIES

                                                         OTHER INVESTMENTS

                                                         December 31, 1993

                                                          (In Thousands)
                                                                                                Balance at
                                                Number of                       Market            End of
         Company                                Shares(A)         Cost(A)       Value(A)          Period
- ------------------------------                  ---------         -------       --------        ----------
Investments at Equity:

  Mycogen Corporation
    (common stock)                                6,134           $32,241       $ 62,874         $32,241

  Lubrizol India, Ltd.                                                                             9,874

  Agrigenetics, Inc.                                                                               9,092

  Other                                                                                            8,702
                                                                                                 -------

          Total                                                                                  $59,909
                                                                                                 =======



Investments at Cost:

  Mycogen Corporation
    (preferred stock)                                                                            $28,540

  Catalytica, Inc.                                2,341            $8,979       $ 18,144           8,979

  Genentech, Inc.
    (common stock)                                2,000            $4,094       $101,000           4,094

  Other                                                                                            1,724
                                                                                                 -------

          Total                                                                                  $43,337
                                                                                                 =======

NOTE:   (A)    Where number of shares, cost and market value are not shown, companies (or in the case of Mycogen Corporation, shares of its preferred stock) were not publicly traded.

                                                                      SCHEDULE V

                                             THE LUBRIZOL CORPORATION AND SUBSIDIARIES

                                                   PROPERTY, PLANT AND EQUIPMENT

                                                     (In Thousands of Dollars)
                                          Balance at                                                            Balance at
                                          Beginning          Additions          Retire-         Other              End of
                                          of Period           at Cost            ments         Changes             Period
                                          ----------         ---------          -------        -------           ---------
Year Ended December 31, 1993


Land & improvements                        $ 75,997          $  5,772           $   176        $   (924)          $   80,669
Buildings & improvements                    153,232            18,860             1,071          10,597              181,618
Machinery & equipment                       659,574            73,250            12,011           6,596              727,409
Construction in progress                     69,889            29,973                              (452)              99,410
                                           --------          --------           -------        --------           ----------

          Total                            $958,692          $127,855           $13,258        $ 15,817(A)        $1,089,106
                                           ========          ========           =======        ========           ==========

Year Ended December 31, 1992


Land & improvements                        $ 75,348          $  5,102           $    22        $ (4,431)          $   75,997
Buildings & improvements                    168,186            14,908               734         (29,128)             153,232
Machinery & equipment                       658,966            63,337            10,216         (52,513)             659,574
Construction in progress                     59,761            12,467               303          (2,036)              69,889
                                           --------          --------           -------        --------           ----------

          Total                            $962,261          $ 95,814           $11,275        $(88,108)(B)       $  958,692
                                           ========          ========           =======        ========           ==========

Year Ended December 31, 1991


Land & improvements                        $ 70,799          $  4,628           $   671        $    592           $   75,348
Buildings & improvements                    158,451             8,680               835           1,890              168,186
Machinery & equipment                       604,929            61,443             8,322             916              658,966
Construction in progress                     52,817             7,647                              (703)              59,761
                                           --------          --------           -------        --------           ----------

          Total                            $886,996          $ 82,398           $ 9,828        $  2,695(B)        $  962,261
                                           ========          ========           =======        ========           ==========

NOTE:  (A)   Translation adjustment; $1.0 million land and improvements,
             $9.7 buildings and improvements, and $12.9 machinery and equipment from purchase of Langer & Company G.m.b.H.; $(1.4) land and improvements as a result of the special charge (see Note 17 to the Financial Statements).

       (B) Translation adjustment and in 1992, $(3.1) million land and improvements, $(25.5) buildings and improvements, $(34.5) machinery and equipment and $(1.0) construction in progress from transfer of certain Agribusiness assets.

                                                                     SCHEDULE VI

                                             THE LUBRIZOL CORPORATION AND SUBSIDIARIES

                                ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT (Note A)

                                                     (In Thousands of Dollars)
                                                             Additions
                                          Balance at         Charged to                                         Balance at
                                          Beginning          Cost and           Retire-         Other             End of
                                          of Period           Expenses           ments         Changes            Period
                                          ---------          ----------         -------        -------          ----------
Year Ended December 31, 1993

Land & improvements                        $ 35,508           $ 2,768           $    92         $  (244)         $ 37,940
Buildings & improvements                     70,889             6,635               955             773            77,342
Machinery & equipment                       476,708            50,192            11,796          21,085           536,189
                                           --------           -------           -------         -------          --------

          Total                            $583,105           $59,595           $12,843         $21,614 (B)      $651,471
                                           ========           =======           =======         =======          ========

Year Ended December 31, 1992

Land & improvements                        $ 33,804           $ 2,484           $     5        $   (775)         $ 35,508
Buildings & improvements                     77,143             6,686               533         (12,407)           70,889
Machinery & equipment                       471,284            49,265             9,288         (34,553)          476,708
                                           --------           -------           -------        --------          --------

          Total                            $582,231           $58,435           $ 9,826        $(47,735)(C)      $583,105
                                           ========           =======           =======        ========          ========

Year Ended December 31, 1991

Land & improvements                        $ 31,695           $ 2,327           $   149        $    (69)         $ 33,804
Buildings & improvements                     70,278             6,457               779           1,187            77,143
Machinery & equipment                       431,472            45,830             7,689           1,671           471,284
                                           --------           -------           -------        --------          --------

          Total                            $533,445           $54,614           $ 8,617        $  2,789(C)       $582,231
                                           ========           =======           =======        ========          ========

NOTES:  (A)  Depreciation is computed using the straight-line, sum-of-the-years digits, and declining balance methods, at rates based on the estimated useful lives of the assets. A general range of the estimated useful lives follows:

                     Land improvements. . . . . . . . . .   8 to 25 years
                     Buildings and improvements . . . . .   5 to 65 years
                     Machinery and equipment. . . . . . .   3 to 20 years

        (B) Translation adjustment and $25.3 million machinery and equipment as a result of the special charge (see Note 17 to the Financial Statements).

        (C) Translation adjustment and in 1992, $(0.3) million land and improvements, $(11.2) buildings and improvements and $(24.1) machinery and equipment from transfer of certain Agribusiness assets.

                                                                     SCHEDULE IX


                                             THE LUBRIZOL CORPORATION AND SUBSIDIARIES
                                                       SHORT-TERM BORROWINGS

                                           Years Ended December 31, 1993, 1992 and 1991

                                                     (In Thousands of Dollars)
                                                   Weighted              Maximum                             Weighted
  Category of                                      Average                Amount                             Average
   Aggregate                                       Interest            Outstanding          Average          Interest
   Short-Term              Balance at              Rate at                at Any             Daily           Rate for
   Borrowings              End of Year           End of Year            Month-End           Balance         the Year (A)
- ----------------           -----------           -----------           -----------          -------         ------------
1993

Commercial Paper             $ 4,400                 3.3%                $28,500            $15,277            3.2%
Bank Borrowings               10,190                 6.1%                $32,300            $16,862            5.4%
                             -------

                             $14,590
                             =======

1992

Bank Borrowings              $25,140                 6.9%                $27,071            $11,465            8.1%
                             -------

                             $25,140
                             =======

1991

Bank Borrowings              $32,801                 8.7%                $54,298            $30,310            8.6%
                             -------

                             $32,801
                             =======


NOTE:  (A)  The weighted average interest rates were computed by relating interest expense for the year to average daily balances.


                                                                      SCHEDULE X


                                            THE LUBRIZOL CORPORATION AND SUBSIDIARIES

                                            SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                     (In Thousands of Dollars)
                                                                          Charged to Cost
          Item(A)                                                           and Expenses
- -----------------------------                              ---------------------------------------------

                                                                   For the Year Ended December 31
                                                           ---------------------------------------------
                                                            1993               1992               1991
                                                           -------             ------             ------
Maintenance and repairs                                    $57,170            $54,712            $51,969
                                                           =======            =======            =======

Depreciation and amortization
  of intangible assets                                     $61,674            $62,013            $59,473
                                                           =======            =======            =======

Taxes, other than payroll and
  income taxes                                             $19,281            $18,352            $16,186
                                                           =======            =======            =======



NOTE:  (A)  Amounts for royalties and advertising costs are not presented as such amounts are less than 1% of revenues.

                                 EXHIBIT INDEX



         (3)(a) Amended Articles of Incorporation of The Lubrizol Corporation, as adopted September 23, 1991.

         (3)(b) Regulations of The Lubrizol Corporation, as amended effective April 27, 1992.

         (4)(a)      Article Fourth of Amended Articles of Incorporation.

         (4)(b) The company agrees, upon request, to furnish to the Securities and Exchange Commission copies of financial documents evidencing long-term debt, which debt does not exceed 10% of the total assets of the company and its subsidiaries on a consolidated basis.

         (4)(c) Rights Agreement between The Lubrizol Corporation and National City Bank dated October 6, 1987.

         (4)(d) Amendment to Rights Agreement dated October 6, 1987, between The Lubrizol Corporation and National City Bank, effective October 24, 1988.

         (4)(e) Special Rights Agreement between The Lubrizol Corporation and National City Bank dated October 31, 1988.

         (4)(f) Amendment No. 2 to Rights Agreement dated October 6, 1987, as amended, between The Lubrizol Corporation and National City Bank, effective October 28, 1991.

         (4)(g) Amendment No. 1 to Special Rights Agreement dated October 31, 1988, between The Lubrizol Corporation and National City Bank, effective October 28, 1991.

         (10)(a) The Lubrizol Corporation 1975 Employee Stock Option Plan, as amended.

         (10)(b) The Lubrizol Corporation 1985 Employee Stock Option Plan, as amended.

         (10)(c) The Lubrizol Corporation 1981 Key Employee Incentive Stock Option Plan.

         (10)(d) The Lubrizol Corporation Deferred Compensation Plan for Directors.

         (10)(e) Form of Employment Agreement between The Lubrizol Corporation and certain of its senior executive officers.

         (10)(f) The Lubrizol Corporation Excess Defined Benefit Plan, as amended.

         (10)(g) The Lubrizol Corporation Excess Defined Contribution Plan, as amended.

         (10)(h)     The Lubrizol Corporation Variable Award Plan.

         (10)(i) The Lubrizol Corporation Executive Death Benefit Plan, as amended.

         (10)(j) Amendment No. 1 to the Amended and Restated Severance Agreement between The Lubrizol Corporation and Dr. R.Y.K. Hsu. (Reference is made to Exhibit (10)(k) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, which Exhibit is incorporated herein by reference.)

         (10)(k) Employment and Consulting Agreement dated February 23, 1987, between The Lubrizol Corporation and Dr. R.Y.K. Hsu with Amendment dated December 28, 1989. (Reference is made to Exhibit (10)(l) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, which Exhibit is incorporated herein by reference.)

         (10)(l) The Lubrizol Corporation 1991 Stock Incentive Plan, as amended.

         (10)(m) The Lubrizol Corporation Deferred Stock Compensation Plan for Outside Directors.

         (10)(n) Amendment to Employment and Consulting Agreement dated October 1, 1992, between The Lubrizol Corporation and Dr. R.Y.K. Hsu. (Reference is made to Exhibit (10)(q) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, which Exhibit is incorporated herein by reference.)

         (10)(o) Early Retirement and General Release Agreement dated April 14, 1993, between The Lubrizol Corporation and William D. Manning.

         (10)(p)     The Lubrizol Corporation Officers' Supplemental Retirement
                     Plan.

         (11)        Statement setting forth computation of per share earnings.

         (12)        Computation of Ratio of Earnings to Fixed Charges.

         (13) The following portions of The Lubrizol Corporation 1993 Annual Report to its shareholders:

                     Pages 25-29  Management's Discussion and Analysis of
                                  Financial Condition and Results of Operations

                     Page 30 Consolidated Statements of Income for the years ended December 31, 1993, 1992 and 1991

                     Page 31 Consolidated Balance Sheets at December 31, 1993 and 1992

                     Page 32 Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991

                     Page 33 Consolidated Statements of Shareholders' Equity for the years ended December 31, 1993, 1992 and 1991

                     Pages 34-41  Notes to Financial Statements

                     Page 42      Independent Auditors' Report

                     Page 43      Quarterly Financial Data (Unaudited)

                     Pages 44-45  Historical Summary

         (21)        List of Subsidiaries of The Lubrizol Corporation.

         (23)        Consent of Independent Auditors.