Form 10-K/A
period 1993-12-31
LUBRIZOL CORP
filed 1994-03-31
CIK 60751

                                   FORM 10-K/A

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

         Number of the registrant's Common Shares, without par value, outstanding as of March 4, 1994: 66,554,659

                      DOCUMENTS INCORPORATED BY REFERENCE


         Portions of the registrant's 1993 Annual Report to its shareholders (Incorporated into Part I and II of this Form 10-K)

         Portions of the registrant's Proxy Statement dated March 16, 1994 (Incorporated into Part III of this Form 10-K)

                          EXPLANATION TO FORM 10-K/A

  This 10-K/A is filed to correct the order in which Exhibit 12 was originally filed. Originally, Exhibit 12 was inadvertently filed in item 1 between pages 4 and 5 of the 10-K and should have been filed with the rest of the exhibits.

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

                                   SIGNATURES

              Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on March 31, 1994, on its behalf by the undersigned, thereunto duly authorized.

                                  THE LUBRIZOL CORPORATION


                                  BY      /s/ R. A. ANDREAS
                                    ---------------------------------
                                    R. A. Andreas, Vice President and
                                    Chief Financial Officer

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