Form 10-Q
period 1994-03-31
LUBRIZOL CORP
filed 1994-05-13
CIK 60751

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994


                         THE LUBRIZOL CORPORATION
            (Exact name of registrant as specified in its charter)


           Ohio                                            34-0367600

(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


                          29400 Lakeland Boulevard
                         Wickliffe, Ohio  44092-2298
                  (Address of principal executive offices)
                                 (Zip Code)



                              (216) 943-4200
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   [ X ]         No   [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1994: 66,047,310

                              PART I.  FINANCIAL INFORMATION
                                 THE LUBRIZOL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
                                                              March 31        December 31
                                                                1994              1993
                                                            ----------        -----------
ASSETS
Cash and short-term investments.......................      $   27,916        $   24,220
Receivables...........................................         248,571           225,603
Inventories:
  Finished products...................................          94,078            89,817
  Products in process.................................          89,374            92,067
  Raw materials and supplies..........................          89,754           102,653
                                                            ----------        ----------
                                                               273,206           284,537
                                                            ----------        ----------
Other current assets..................................          37,933            34,553
                                                            ----------        ----------
                   Total current assets...............         587,626           568,913
Property and equipment - net..........................         460,929           437,635
Investments in nonconsolidated companies..............         181,811           103,246
Intangible and other assets...........................          71,301            72,786
                                                            ----------        ----------
                       TOTAL..........................      $1,301,667        $1,182,580
                                                            ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt.......................................      $   45,880        $   14,590
Accounts payable......................................         115,995           116,775
Income taxes and other current liabilities............         100,094            92,883
                                                            ----------        ----------
                  Total current liabilities...........         261,969           224,248
Long-term debt........................................          56,830            55,298
Postretirement health care obligation.................          91,560            89,423
Noncurrent liabilities................................          60,163            70,022
Deferred income taxes.................................          34,144            11,353
                                                            ----------        ----------
                  Total liabilities...................         504,666           450,344
                                                            ----------        ----------
Contingencies and commitments
Shareholders' equity:
  Preferred stock without par value - authorized
   and unissued:
    Serial Preferred Stock - 2,000,000 shares
    Serial Preference Shares - 25,000,000 shares
  Common Shares without par value:
   Authorized 120,000,000 shares
   Outstanding - 66,125,135 shares as of March 31,
    1994 after deducting 20,070,759 treasury shares,
    66,590,028 shares as of December 31, 1993
    after deducting 19,605,866 treasury shares........          80,639            80,830
  Retained earnings...................................         693,643           683,269
  Unrealized gain on marketable securities............          48,647
  Accumulated translation adjustment..................         (25,928)          (31,863)
                                                            ----------        ----------
                   Total shareholders' equity.........         797,001           732,236
                                                            ----------        ----------
                       TOTAL..........................      $1,301,667        $1,182,580
                                                            ==========        ==========

Amounts shown are unaudited.

                                 THE LUBRIZOL CORPORATION


CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
                                                                     Three Months Ended
                                                                           March 31
                                                                  -----------------------
                                                                    1994           1993
                                                                  --------       --------
Net sales.....................................................    $397,816       $365,580
Royalties and other revenues..................................       1,877          1,760
                                                                  --------       --------
          Total revenues......................................     399,693        367,340
Cost of sales.................................................     272,606        247,412
Selling and administrative expenses...........................      39,037         37,594
Research, testing and development expenses....................      40,125         37,617
                                                                  --------       --------
          Total cost and expenses.............................     351,768        322,623
Gain on sale of Genentech.....................................      11,512
Other income - net............................................       4,605          7,446
Interest income...............................................         639            664
Interest expense..............................................        (833)        (1,477)
                                                                  --------       --------
Income before income taxes....................................      63,848         51,350
Provision for income taxes....................................      20,567         15,919
                                                                  --------       --------
Income before accounting changes..............................      43,281         35,431
Cumulative effect of accounting changes.......................                    (39,375)
                                                                  --------       --------
Net income (loss).............................................    $ 43,281       $ (3,944)
                                                                  ========       ========
Per Common Share
  Income before accounting changes............................       $ .65          $ .52
  Cumulative effect of accounting changes.....................                       (.58)
                                                                     -----          -----

Net income (loss).............................................       $ .65          $(.06)
                                                                     =====          =====

Dividends per share...........................................       $ .22          $ .21

Average number of shares outstanding..........................      66,506         68,423

Amounts shown are unaudited.

                                 THE LUBRIZOL CORPORATION


CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
                                                                     Three Months Ended
                                                                           March 31,
                                                                  -----------------------
                                                                    1994           1993
                                                                  --------       --------
Cash provided from (used for):
Operating activities:
Received from customers......................................     $377,434       $339,291
Paid to suppliers and employees..............................     (335,286)      (315,639)
Income taxes paid............................................      (15,255)        (6,756)
Interest and dividends received..............................          639            664
Interest paid................................................         (803)        (1,715)
Other - net..................................................          693            869
                                                                  --------       --------
          Total operating activities.........................       27,422         16,714

Investing activities:
Proceeds from sale of investments............................       12,023
Capital expenditures.........................................      (33,652)       (26,672)
Acquisition..................................................                     (25,581)
Other - net..................................................          (10)            99
                                                                  --------       --------
          Total investing activities                               (21,639)       (52,154)

Financing activities:
Short-term borrowing.........................................       31,243         18,077
Long-term borrowing..........................................          102          5,386
Long-term debt repayment.....................................         (778)
Dividends paid...............................................      (14,687)       (14,382)
Common shares purchased, net of options exercised............      (18,411)        (9,141)
                                                                  --------       --------
          Total financing activities.........................       (2,531)           (60)

Effect of exchange rate changes on cash......................          444            300
                                                                  --------       --------

Net increase (decrease) in cash and short-term investments...        3,696        (35,200)

Cash and short-term investments at the beginning of period...       24,220         76,593
                                                                  --------       --------
Cash and short-term investments at the end of period.........     $ 27,916       $ 41,393
                                                                  ========       ========

Amounts shown are unaudited.

                         THE LUBRIZOL CORPORATION

                Notes to Consolidated Financial Statements

                              March 31, 1994


1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1994 and December 31, 1993, and the results of operations and the changes in financial position for the three months ended March 31, 1994 and 1993.

2. At January 1, 1994, the company adopted SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires that certain investments in debt and equity securities be reported at fair value, rather than historical cost. Certain of the company's marketable equity securities, included in investments in nonconsolidated companies, are classified as available-for-sale. The effect of adopting SFAS 115 at January 1, 1994, was to increase investments in nonconsolidated companies by $99.2 million, increase shareholders' equity by $64.5 million and increase deferred tax liabilities by $34.7 million.

    The amount of unrealized gain shown as a component of shareholders' equity decreased $15.8 million during the first quarter as a result of sales of securities and a decrease in the fair value of investments classified as available-for-sale.

    During the first quarter of 1994, investments classified as available-for-sale with an average cost basis totaling $.5 million were sold for $12.0 million resulting in a realized gain of $11.5 million.

    At March 31, 1994, investments classified as available-for-sale had a cost basis of $5.8 million and an aggregate fair value of $80.6 million resulting in unrealized gains of $74.8 million or $48.6 million after tax. There were no unrealized losses.

    Investments in nonconsolidated companies also includes investments in certain marketable securities not affected by SFAS 115. The market value of these investments exceed the book carrying value by $25.9 million at March 31, 1994.

                         THE LUBRIZOL CORPORATION

                Notes to Consolidated Financial Statements

                              March 31, 1994


3. The following is a reconciliation of net income to net cash provided by operating activities:

                                                      Three Months Ended
                                                           March 31
                                                     ---------------------
                                                       1994         1993
                                                     --------     --------
                                                   (in thousands of dollars)

    Net income (loss)                                $ 43,281     $ (3,944)
    Depreciation and amortization                      15,045       15,528
    Deferred income taxes                              (1,736)         195
    Equity (earnings) losses, net of distributions     (3,861)      (7,164)
    Gain on sale of investments                       (11,512)
    Cumulative effect of changes in accounting
      principles                                                    39,375

    Change in current assets and liabilities:
      Accounts receivable                             (22,259)     (28,542)
      Inventory                                        14,399       (1,524)
      Accounts payable and accrued expenses             9,819        1,350
      Other current assets                             (4,691)       1,961
    (Decrease) in noncurrent liabilities               (8,926)       1,235
    Other items - net                                  (2,137)      (1,756)
                                                     --------     --------

    Net cash provided by operating activities        $ 27,422     $ 16,714
                                                     ========     ========

4. On November 18, 1993, a federal court jury in Houston, Texas, awarded Exxon Corporation $48 million in damages in a patent case brought, in 1989, against the company. The damages award relates to a December 1992 verdict that the company willfully infringed an Exxon patent pertaining to an oil soluble copper additive component. On February 18, 1994, the trial court judge doubled the damages amount and awarded prejudgment interest, court costs and additional attorneys' fees to Exxon. The total amount of the judgment, including previously awarded attorneys' fees, is $129 million. The company has obtained a bond to stay enforcement of the judgment pending the company's appeal discussed below.

                         THE LUBRIZOL CORPORATION

                Notes to Consolidated Financial Statements

                              March 31, 1994


    The original December 1992 finding of willful infringement, as well as the jury's determination that the patent is valid, remains on appeal to the United States Court of Appeals for the Federal Circuit Court in Washington, D.C., which has jurisdiction over all patent cases. Oral arguments on this appeal were held on December 6, 1993, and a decision may be forthcoming in 1994. This decision could reverse or modify the judgment against the company. In addition, the company has the right to appeal the February 1994 damages award to the same court in Washington, D.C. The company's management continues to believe that it has not infringed the Exxon patent and that the patent is invalid. Based on the advice of legal counsel, management believes that the December 1992 trial court judgment will not be upheld on appeal. Therefore, no amount related to the judgement has been recorded in the company's financial statements.

    The company has prevailed in a separate case brought in Canada against Exxon's Canadian affiliate, Imperial Oil, Ltd., for infringement of the company's patent pertaining to dispersant, the largest additive component used in motor oils. A 1990 trial court verdict in favor of the company regarding the issue of liability was upheld by the Federal Court of Appeals of Canada in December 1992, and in October 1993, the Supreme Court of Canada dismissed Imperial Oil's appeal of the Court of Appeals decision. The case has returned to the trial court for an assessment of damages. A reasonable estimation of the company's potential recovery cannot be made at this time.

5. Effective January 1, 1993, the company changed its method of accounting for postretirement benefits to conform with SFAS 106 and its method of accounting for income taxes to conform with SFAS 109. The cumulative effect at January 1, 1993 of these accounting changes was to increase net income by $12.1 million for the change in accounting for income taxes and to decrease net income by $51.5 million for the change in accounting for postretirement benefits.

                         THE LUBRIZOL CORPORATION

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations



RESULTS OF OPERATIONS

Revenues increased $32.4 million or 9% in the first quarter of 1994 compared to the first quarter of 1993. Higher shipments of specialty chemicals increased revenues by 7% while the remaining 2% of the increase was attributable to sales of excess specialty vegetable oil inventory. The specialty chemical volume increase was in the international markets primarily as a result of spot business in the Middle East and order patterns. North American volume decreased 6% compared to the first quarter of 1993 as a result of a decrease in market share. The North American volume decrease was more than offset by increased selling prices for higher performing products that meet new passenger car motor oil standards. Average worldwide selling price increases of 1% were offset by 1% unfavorable currency effects. Price increases implemented during the first quarter should be more fully reflected in the company's revenues during the remainder of the year.

Gross profit (sales less cost of sales) increased 6% to $125.2 million in the first quarter of 1994 compared to $118.2 million for the same period in 1993. Gross profit as a percentage of sales, decreased from 32.3% in the first quarter of 1993 to 31.5% in 1994 as the excess specialty vegetable inventory was sold at break-even prices, and the spot business in the Middle East has a relatively low gross profit.

Selling and administrative expenses increased $1.4 million or 4% compared to the first quarter of 1993, but as a percentage of revenues, decreased slightly to under 10%. Research, testing and development expenses (technology expenses) increased $2.5 million or 7% compared to the first quarter of 1993. This increase is due to higher testing costs associated with customer test programs to meet new industry performance standards for engine oils and automatic transmission fluids. The amount of technology expenses decreased 12% from the fourth quarter of 1993. Technology expenses were 10% of revenues for the first quarters of 1994 and 1993. The company's plan is to keep technology expenses at approximately that level during 1994.

                         THE LUBRIZOL CORPORATION

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations



During the first quarter of 1994, the company sold approximately 250,000 shares of Genentech, Inc. common stock resulting in a pretax gain of $11.5 million which contributed 11 cents to earnings per share. The company owned
1.75 million shares of Genentech shares at March 31, 1994, and management anticipates continuing to sell Genentech common stock during 1994.

Other income includes equity earnings and related dividend income from the company's investment in Mycogen Corporation and its agribusiness joint venture with Mycogen. Such equity earnings and related dividend income in 1994 is $2.8 million less than 1993 as a result of a lower ownership percentage in the agribusiness joint venture partnership. Mycogen's income is seasonal, with the majority of income recorded during the first half of the year, and losses expected to be recorded during the remainder of the year.

As a result of the above factors, net income was $43.3 million in 1994 compared to income before accounting changes of $35.4 million in the first quarter of 1993.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities was $27.4 million for the three months ended March 31, 1994 compared to $16.7 million in the first quarter of 1993. This increase of $10.7 million was a result of higher 1994 revenues. The net cash utilized in investing activities during the first quarter of 1994 was $30.5 million less than the prior year period primarily as a result of sales of Genentech common stock in 1994 and the acquisition of Langer & Co. included in 1993.

The after tax proceeds from the sales of Genentech common stock as well as cash generated from operating activities were used to repurchase 507,300 common shares of the company. The company has 2.5 million shares remaining on its share repurchase authorization. Management expects to continue its share repurchases.

Short-term borrowings of $31.2 million were incurred to finance normal first quarter working capital needs during the three months ended March 31, 1994.

As a result of the above activity, cash and short-term investments increased $3.7 million to $27.9 million at March 31, 1994.

                         THE LUBRIZOL CORPORATION

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations



As described in Note 2 to the financial statements, the company adopted Statement of Financial Accounting Standards (SFAS) 115 at January 1, 1994. The effect of adopting SFAS 115 on the March 31, 1994 financial statements was to increase investments in non-consolidated companies by $74.8 million, increase shareholders' equity by $48.6 million and increase deferred tax liabilities by $26.2 million. SFAS 115 had no effect on cash flow or net income for the quarter.

The company's financial position continues to be strong with a ratio of current assets to current liabilities of 2.2 to 1 at March 31, 1994, and 2.5 to 1 at December 31, 1993. Under a currently effective shelf registration statement, the company has the ability to offer to the public up to $100 million of debt securities. Management believes the company's internally generated funds as well as its credit facilities and proceeds available from debt issuable under the shelf registration will be sufficient to meet its capital needs.

As discussed in Note 4 to the financial statements, the company is involved in patent litigation with Exxon Corporation in various countries. Determinations of liability against the company in the U.S., which is subject to appeal, and against Exxon in Canada have been made by the courts. Management is unable to predict the eventual outcomes of this litigation and, therefore, their impact on future cash flows is not known. If Exxon prevails in the U.S., management believes the company has sufficient financial resources to meet any resulting obligation and, other than a potential one-time charge against income, the litigation would not have a material adverse effect on future results of operations.

                        PART II.  OTHER INFORMATION




Item 1.  Legal Proceedings

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


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (11)   Computation of Per Share Earnings


         (b) A Form 8-K/A, containing amended disclosure under "Item 5 - Other Events" related to litigation between the company and Exxon
              Corporation was filed on January 11, 1994.

                                Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE LUBRIZOL CORPORATION


                                              /s/Gregory P. Lieb
                                       --------------------------------
                                       Gregory P. Lieb
                                       Chief Accounting Officer and
                                         Duly Authorized Signatory of
                                         The Lubrizol Corporation

Date:  May 13, 1994