Form 10-Q
period 1994-06-30
LUBRIZOL CORP
filed 1994-08-12
CIK 60751

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1994


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

                    Yes   [ X ]         No   [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1994: 65,596,721

                              PART I.  FINANCIAL INFORMATION
                                 THE LUBRIZOL CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
                                                              June 30        December 31
                                                               1994             1993
                                                            ----------       -----------
ASSETS
Cash and short-term investments.......................      $   19,950       $   24,220
Receivables...........................................         269,051          225,603
Inventories:
  Finished products...................................          95,872           89,817
  Products in process.................................          90,465           92,067
  Raw materials and supplies..........................          89,556          102,653
                                                            ----------       ----------
                                                               275,893          284,537
                                                            ----------       ----------
Other current assets..................................          31,991           34,553
                                                            ----------       ----------
                   Total current assets...............         596,885          568,913
Property and equipment - net..........................         489,254          437,635
Investments in nonconsolidated companies..............         180,724          103,246
Intangible and other assets...........................          74,758           72,786
                                                            ----------       ----------
                       TOTAL..........................      $1,341,621       $1,182,580
                                                            ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt.......................................      $   47,452       $   14,590
Accounts payable......................................         115,700          116,775
Income taxes and other current liabilities............          95,958           92,883
                                                            ----------       ----------
                  Total current liabilities...........         259,110          224,248
Long-term debt........................................          58,257           55,298
Accumulated postretirement benefit obligation.........          93,823           89,423
Noncurrent liabilities................................          68,039           70,022
Deferred income taxes.................................          33,927           11,353
                                                            ----------       ----------
                  Total liabilities...................         513,156          450,344
                                                            ----------       ----------
Contingencies and commitments
Shareholders' equity:
  Preferred stock without par value - unissued
  Common Shares without par value:
   Authorized 120,000,000 shares
   Outstanding - 65,744,715 shares as of June 30,
    1994 after deducting 20,415,179 treasury shares,
    66,590,028 shares as of December 31, 1993
    after deducting 19,605,866 treasury shares........          82,943           80,830
  Retained earnings...................................         711,796          683,269
  Unrealized gain on marketable securities............          47,092
  Accumulated translation adjustment..................         (13,366)         (31,863)
                                                            ----------       ----------
                   Total shareholders' equity.........         828,465          732,236
                                                            ----------       ----------
                       TOTAL..........................      $1,341,621       $1,182,580
                                                            ==========       ==========

Amounts shown are unaudited.

                                 THE LUBRIZOL CORPORATION


CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
                                           Second Quarter                Six Months
                                           Ended June 30               Ended June 30
                                        -------------------       ----------------------
                                          1994        1993          1994          1993
                                        --------    --------      --------      --------
Net sales...........................    $407,163    $392,236      $804,979      $757,816
Royalties and other revenues........       1,341       2,082         3,218         3,842
                                        --------    --------      --------      --------
          Total revenues............     408,504     394,318       808,197       761,658

Cost of sales.......................     272,442     270,611       545,048       518,023
Selling and administrative expenses.      39,994      40,298        79,031        77,892
Research, testing and development
  expenses..........................      38,665      43,147        78,790        80,764
                                        --------    --------      --------      --------
          Total cost and expenses...     351,101     354,056       702,869       676,679
Gain on sale of investments.........      11,875                    23,387
Other income - net..................       1,876       5,540         6,481        12,986
Interest income.....................       1,271         952         1,910         1,616
Interest expense....................        (661)     (1,323)       (1,494)       (2,800)
                                        --------    --------      --------      --------
Income before income taxes..........      71,764      45,431       135,612        96,781
Provision for income taxes..........      22,632      14,089        43,199        30,008
                                        --------    --------      --------      --------
Income before accounting changes....      49,132      31,342        92,413        66,773
Cumulative effect of accounting
changes.............................                                             (39,375)
                                        --------    --------      --------      --------

Net income..........................    $ 49,132    $ 31,342      $ 92,413      $ 27,398
                                        ========    ========      ========      ========
Per Common Share:
  Income before accounting changes..       $ .74       $ .46         $1.40         $ .98
  Cumulative effect of accounting
  changes...........................                                                (.58)
                                           -----       -----         -----         -----
Net income per share................       $ .74       $ .46         $1.40         $ .40
                                           =====       =====         =====         =====
Dividends per share.................       $ .22       $ .21         $ .44         $ .42
                                           =====       =====         =====         =====
Average number of shares outstanding      65,953      67,995        66,230        68,209

Amounts shown are unaudited.

                                 THE LUBRIZOL CORPORATION



CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
                                                                  Six Months Ended
                                                                       June 30
                                                            --------------------------
                                                               1994             1993
                                                            ---------        ---------
Cash provided from (used for):
Operating activities:
Received from customers...............................      $ 769,428        $ 733,418
Paid to suppliers and employees.......................       (670,708)        (635,245)
Income taxes paid.....................................        (32,531)         (24,222)
Interest and dividends received.......................          2,465            2,811
Interest paid.........................................         (1,306)          (2,553)
Other - net...........................................          1,463            2,085
                                                            ---------        ---------
          Total operating activities..................         68,811           76,294

Investing activities:
Proceeds from sale of investments....................          24,978              -
Capital expenditures..................................        (70,318)         (53,620)
Acquisition...........................................            -            (25,581)
Other - net...........................................            712              241
                                                            ---------        ---------
          Total investing activities                          (44,628)         (78,960)

Financing activities:
Short-term borrowings.................................         32,338           27,553
Long-term borrowings..................................            102           17,016
Long-term debt repayment..............................         (1,128)             -
Dividends paid........................................        (29,217)         (28,694)
Common shares purchased, net of options exercised.....        (32,557)         (25,731)
                                                            ---------        ---------
          Total financing activities..................        (30,462)          (9,856)
Effect of exchange rate changes on cash...............          2,009              313
                                                            ---------        ---------
Net decrease in cash and short-term investments.......         (4,270)         (12,209)
Cash and short-term investments at the
   beginning of period................................         24,220           76,593
                                                            ---------        ---------
Cash and short-term investments at the
   end of period......................................      $  19,950        $  64,384
                                                            =========        =========

Amounts shown are unaudited.

                         THE LUBRIZOL CORPORATION

                Notes to Consolidated Financial Statements

                               June 30, 1994


1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1994 and December 31, 1993, and the results of operations and the cash flows for the six months ended June 30, 1994 and 1993.

2. The company adopted SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994. SFAS 115 requires that certain investments in debt and equity securities be reported at fair value, rather than historical cost. Certain of the company's marketable equity securities, included in investments in nonconsolidated companies, are classified as available-for-sale. The effect of adopting SFAS 115 at January 1, 1994 was to increase investments in nonconsolidated companies by $99.2 million, increase shareholders' equity by $64.5 million and increase deferred tax liabilities by $34.7 million.

    At June 30, 1994, investments classified as available-for-sale had a cost basis of $5.3 million and an aggregate fair value of $77.8 million resulting in unrealized gains of $72.5 million or $47.1 million after tax. There were no unrealized losses.

    Investments in nonconsolidated companies also includes investments in certain marketable securities not affected by SFAS 115. The market value of these investments exceed the book carrying value by $34.1 million at June 30, 1994.

3. The following is a reconciliation of net income to net cash provided by operating activities:
                                                      Six Months Ended
                                                           June 30
                                                   ---------------------
                                                     1994         1993
                                                   --------     --------
                                                 (in thousands of dollars)

    Net income                                     $ 92,413     $ 27,398
    Depreciation and amortization                    30,496       30,626
    Deferred income taxes                              (942)      (1,663)
    Undistributed earnings of nonconsolidated
      companies                                      (5,785)     (10,261)
    Gain on sale of investments                     (23,387)
    Change in current assets and liabilities:
      Accounts receivable                           (38,769)     (29,235)
      Inventory                                      17,203       (4,724)
      Accounts payable and accrued expenses           3,459       19,397
      Other current assets                           (1,922)       3,322
    Cumulative effect of changes in accounting
      principles                                                  39,375

    Other items - net                                (3,955)       2,059
                                                   --------     --------

    Net cash provided by operating activities      $ 68,811     $ 76,294
                                                   ========     ========

                         THE LUBRIZOL CORPORATION

                Notes to Consolidated Financial Statements

                               June 30, 1994


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

    The original December 1992 finding of willful infringement, as well as the jury's determination that the patent is valid, remains on appeal to the United States Court of Appeals for the Federal Circuit Court in Washington, D.C., which has jurisdiction over all patent cases. Oral arguments on this appeal were held on December 6, 1993, and a decision may be forthcoming in 1994. This decision could reverse or modify the judgment against the company. In addition, the company has appealed the February 1994 damages award to the same court in Washington, D.C. The company's management continues to believe that it has not infringed the Exxon patent and that the patent is invalid. Based on the advice of legal counsel, management believes that the December 1992 trial court judgment will not be upheld on appeal. Therefore, no amount related to the judgement has been recorded in the company's financial statements.

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

                         THE LUBRIZOL CORPORATION

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations



RESULTS OF OPERATIONS

Revenues increased compared to the previous year's periods by $14.2 million or 4% for the second quarter and $46.5 million or 6% for the six months ended June 30, 1994. Volume increased 2% for the quarter and 5% for the six months ended June 30,1994. Volume increased 2% in both the North American and international markets for the second quarter of 1994 compared to the second quarter of 1993. North American volume decreased 2% for the six months ended June 30, 1994 while international volume increased 9%. The volume increase in the international markets was primarily due to spot business in the Middle East. Price levels for higher performing products introduced late in 1993 to meet new passenger car motor oil standards in the U.S. markets combined with price increases in the first quarter of 1994, resulted in higher average selling prices in the North Anerican market which were largely offset by spot business in the Middle East, which carries lower average selling prices, and a negative foreign currency impact in Western Europe. Price increases announced in the first half of 1994 in the international markets are expected to provide a slightly favorable effect on consolidated revenues during the last half of the year.

Gross profit (sales less cost of sales) increased 11% to $134.7 million for the second quarter and 8% to $259.9 million for the first six months of 1994. Gross profit as a percentage of sales increased from 31.0% to 33.1% for the second quarter and from 31.6% to 32.3% for the six months ended June 30, 1994. These improvements were primarily a result of the higher selling prices combined with stable material costs and manufacturing costs per unit. Late in the second quarter, raw material costs began increasing and are expected to continue to increase further during the second half of 1994.
Even though the price increases in international markets will have a slightly positive affect, the higher material costs may result in a decrease in the gross profit percentage for the second half as compared to the first half of 1994.

Selling and administrative expenses for the six months ended June 30, 1994 increased $1.1 million or 1% and decreased $.3 million or 1% for the second quarter compared to the previous year's periods. The modest increase for the six months and decrease for the second quarter were a result of fewer employees due to early retirements related to the company's realignment initiative, a focus on reduced spending and lower legal expenses. Research, testing and development expenses (technology expenses) decreased $4.5 million or 10% for the quarter and $2.0 million or 2% for the six month period. This decrease is primarily attributable to completion of testing required for passenger car motor oil specification upgrades. Total selling, administrative and technology expenses are expected to increase in the second half of 1994 over first half levels, primarily to complete the new heavy duty diesel specification upgrade testing, but total expenses in the second half of 1994 are still expected to be less than the second half of 1993.

                         THE LUBRIZOL CORPORATION

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations



RESULTS OF OPERATIONS (Continued)

The company sold approximately 250,000 shares of Genentech, Inc. common stock in each of the first two quarters of 1994 resulting in pretax gains of $11.9 million (12 cents per share) for the second quarter and $23.0 million (23 cents per share) for the first six months. The company owned 1.5 million Genentech shares at June 30, 1994, and management anticipates continuing to sell Genentech common stock during 1994.

The change in other income is primarily a result of equity earnings and related dividend income from the company's investment in Mycogen Corporation and its agribusiness joint venture with Mycogen. Compared to 1993, such equity earnings and related dividend income in 1994 were $1.4 million less for the second quarter and $4.6 million less for the six months as a result of a lower ownership percentage in the agribusiness joint venture partnership. Mycogen's income is seasonal, with the majority of income recorded during the first half of the year, and losses expected to be recorded during the remainder of the year. The equity losses for the second half of 1994 are expected to be lower than the losses recorded in the second half of 1993 as a result of the company's lower agribusiness joint venture ownership percentage and anticipated reduced Mycogen losses.

The company's results are affected by the strengthening or weakening of the U.S. dollar against other currencies in which the company transacts business. For the six months ended June 30, 1994, there was a net unfavorable currency effect of approximately 3 cents per share due to lower amounts when international operations were translated into U.S. dollars.

Primarily as a result of the above factors, income before taxes increased $26.3 million for the second quarter and $38.8 million for the six months ended June 30, 1994 compared to the respective prior year periods. Income before accounting changes increased $17.8 million, or 57% for the second quarter and $25.6 million, or 38% for the first six months of 1994.

As a result of the factors discussed above, second half earnings before the sale of Genentech are expected to be lower than the first half of 1994 but should improve significantly from a relatively weak second half of 1993.

                         THE LUBRIZOL CORPORATION

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations



WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was $68.8 million for the six months ended
June 30, 1994 compared to $76.3 million in 1993. Short-term debt increased $32.3 million during this period, and proceeds from the sale of investments were $25.0 million. The cash provided by operations, the after tax proceeds from the sales of investments and the increase in short-term debt were used primarily for capital expenditures, the repurchase of 489,000 common shares of the company under its share repurchase program and the payment of dividends. Primarily, as a result of the above, cash and short-term investments declined $4.3 million to $19.9 million at June 30, 1994.

The company recorded a special charge of $86.3 million in the third quarter of 1993 in connection with manufacturing rationalization and organizational realignment initiatives. Overall, these initiatives are expected to be fully implemented over approximately a three-year period.

The special charge initiatives were projected to involve outlays of cash of approximately $36 million through full implementation with the remainder of the charge consisting of asset write-downs. Through June 30, 1994, cash expenditures have totaled approximately $16 million, of which $12 million was spent in 1994.

The company has approximately 2 million shares remaining on its share repurchase authorization and management expects to continue its share repurchases.

As described in Note 2 to the financial statements, the company adopted Statement of Financial Accounting Standards (SFAS) 115 at January 1, 1994. The effect of adopting SFAS 115 on the June 30, 1994 financial statements was to increase investments in nonconsolidated companies by $72.5 million, increase shareholders' equity by $47.1 million and increase deferred tax liabilities by $25.4 million. SFAS 115 had no effect on cash flow or net income for the quarter.

The company's financial position continues to be strong with a ratio of current assets to current liabilities of 2.3 to 1 at June 30, 1994, and 2.5 to 1 at December 31, 1993. Under a currently effective shelf registration statement, the company has the ability to offer to the public up to $100 million of debt securities. Management believes the company's internally generated funds as well as its credit facilities and proceeds available from debt issuable under the shelf registration will be sufficient to meet its capital needs.

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

                        PART II.  OTHER INFORMATION




Item 1.  Legal Proceedings

         The company is a party in a case brought by Exxon Corporation and its affiliates, Exxon Chemical Patents, Inc. and Exxon Research & Engineering Company, in the Southern District of Texas, Houston Division on September 19, 1989. In December 1992, the trial jury rendered a verdict that the company willfully infringed an Exxon patent pertaining to an oil soluble copper additive component. In early 1993, the court prohibited the company from making or selling any additive packages in the United States that contained this component and awarded Exxon $18.1 million for attorneys' fees. On November 18, 1993, another jury in the same case awarded Exxon $48 million in damages. The findings of infringement and validity of the Exxon patent as well as the $18.1 million attorneys' fee award are on appeal to the United States Court of Appeals for the Federal Circuit in Washington, D.C., which has jurisdiction over all patent cases. Oral argument in this appeal was heard on December 6, 1993, and a decision may be forthcoming in 1994. On February 18, 1994, acting on a request from Exxon that the damages amount be tripled, the trial court judge doubled the damages amount and awarded prejudgment interest, court costs and additional attorneys' fees to Exxon. The total amount of the judgment, including the previously awarded attorneys' fees, is $129 million. The company has appealed the February 1994 damages award to the same court in Washington, D.C., as is considering the appeal of the original verdict.

         The company's management continues to believe that it has not infringed the Exxon patent and that the patent is invalid. Based on the advice of legal counsel, management believes that the December 1992 trial court judgment will not be upheld on appeal.


Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the Corporation was held April 25, 1994. The following matters were voted on by the shareholders:

         1.    Election of directors:

               (a)  Edward F. Bell.  The vote was
                    57,456,383 shares for and 455,794
                    shares to withhold authority.

               (b)  L. E. Coleman.  The vote was
                    57,274,969 shares for and 637,209
                    shares to withhold authority.

               (c)  Peggy Gordon Elliott.  The vote was
                    57,422,419 shares for and 489,758
                    shares to withhold authority.

               (d)  Ronald A. Mitsch.  The vote was
                    57,492,057 shares for and 420,120
                    shares to withhold authority.

Item 4.  Submission of Matters to a Vote of Security Holders (Continued)

               (e)  Renold D. Thompson.  The vote was
                    57,394,052 shares for and 518,125
                    shares to withhold authority.

         2. A proposal to confirm the appointment of Deloitte & Touche as independent auditors. The vote was 55,967,612 shares for; 142,685 shares against and 171,144 shares abstaining. A total of 1,630,737 shares that were represented at the meeting did not exercise any of the options set forth above.

         3. A proposal to adopt a shareholder proposal concerning confidential voting. The vote was 23,601,010 shares for; 31,398,303 shares against and 2,393,879 shares abstaining. A total of 518,986 shares that were represented at the meeting did not exercise any of the options set forth above.


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               (11) Computation of Per Share Earnings

         (b) There were no reports on Form 8-K filed for the quarter ended June 30, 1994.

                                Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE LUBRIZOL CORPORATION


                                            /s/Gregory P. Lieb
                                      ----------------------------
                                      Gregory P. Lieb
                                      Chief Accounting Officer and
                                        Duly Authorized Signatory of
                                        The Lubrizol Corporation

Date:  August 12, 1994