Form 10-Q/A
period 1994-06-30
LUBRIZOL CORP
filed 1994-09-07
CIK 60751

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                              FORM 10-Q/A

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

                    Yes   [ X ]         No   [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1994: 65,650,764

                     PART II.  OTHER INFORMATION




Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the Corporation was held April 25, 1994. The following matters were voted on by the shareholders:

         1.  Election of directors:

             (a)  Edward F. Bell.  The vote was
                  57,456,384 shares for and 455,794
                  shares to withhold authority.

             (b)  L. E. Coleman.  The vote was
                  57,274,969 shares for and 637,209
                  shares to withhold authority.

             (c)  Peggy Gordon Elliott.  The vote was
                  57,422,420 shares for and 489,758
                  shares to withhold authority.

             (d)  Ronald A. Mitsch.  The vote was
                  57,492,058 shares for and 420,120
                  shares to withhold authority.

             (e)  Renold D. Thompson.  The vote was
                  57,394,053 shares for and 518,125
                  shares to withhold authority.

         2. A proposal to confirm the appointment of Deloitte & Touche as independent auditors. The vote was 57,598,349 shares for; 142,685 shares against and 171,144 shares abstaining.

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

Date:  September 7, 1994