Form 10-Q
period 1994-09-30
LUBRIZOL CORP
filed 1994-11-14
CIK 60751

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994


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

                    Yes   [ X ]         No   [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1994: 65,035,630

                              PART I.  FINANCIAL INFORMATION
                                 THE LUBRIZOL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
                                                            September 30      December 31
                                                                1994              1993
                                                            ------------      -----------
ASSETS
Cash and short-term investments.......................      $   45,720        $   24,220
Receivables...........................................         253,389           225,603
Inventories:
  Finished products...................................          84,603            89,817
  Products in process.................................          94,969            92,067
  Raw materials and supplies..........................         102,401           102,653
                                                            ----------        ----------
                                                               281,973           284,537
                                                            ----------        ----------
Other current assets..................................          36,124            34,553
                                                            ----------        ----------
                   Total current assets...............         617,206           568,913
Property and equipment - net..........................         520,620           437,635
Investments in nonconsolidated companies..............         164,969           103,246
Intangible and other assets...........................          75,719            72,786
                                                            ----------        ----------
                       TOTAL..........................      $1,378,514        $1,182,580
                                                            ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt.......................................      $   75,775        $   14,590
Accounts payable......................................         105,009           116,775
Income taxes and other current liabilities............         102,857            92,883
                                                            ----------        ----------
                  Total current liabilities...........         283,641           224,248
Long-term debt........................................          57,887            55,298
Accumulated postretirement benefit obligation.........          95,834            89,423
Noncurrent liabilities................................          71,290            70,022
Deferred income taxes.................................          29,278            11,353
                                                            ----------        ----------
                  Total liabilities...................         537,930           450,344
                                                            ----------        ----------

Amounts shown are unaudited.

                              PART I.  FINANCIAL INFORMATION
                                 THE LUBRIZOL CORPORATION


CONSOLIDATED BALANCE SHEETS (Continued)
(In Thousands of Dollars)
                                                            September 30      December 31
                                                                1994              1993
                                                            ------------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY (Continued)

Commitments and contingencies
Shareholders' equity:
  Preferred stock without par value - unissued
  Common Shares without par value:
   Authorized 120,000,000 shares
   Outstanding - 65,222,403 shares as of September 30,
    1994 after deducting 20,973,491 treasury shares,
    66,590,028 shares as of December 31, 1993
    after deducting 19,605,866 treasury shares........          84,189            80,830
  Retained earnings...................................         726,978           683,269
  Unrealized gain on marketable securities............          37,984
  Accumulated translation adjustment..................          (8,567)          (31,863)
                                                            ----------        ----------
                   Total shareholders' equity.........         840,584           732,236
                                                            ----------        ----------
                       TOTAL..........................      $1,378,514        $1,182,580
                                                            ==========        ==========

Amounts shown are unaudited.

                                 THE LUBRIZOL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
                                            Third Quarter              Nine Months
                                          Ended September 30        Ended September 30
                                        ---------------------    ------------------------
                                          1994         1993         1994          1993
                                        --------     --------    ----------    ----------
Net sales............................   $396,478     $390,819    $1,201,457    $1,148,635
Royalties and other revenues.........      1,377        1,946         4,595         5,788
                                        --------     --------    ----------    ----------
          Total revenues.............    397,855      392,765     1,206,052     1,154,423
Cost of sales........................    261,877      261,594       806,925       779,617
Selling and administrative expenses..     38,626       40,088       117,657       117,980
Research, testing and development
  expenses...........................     41,893       45,394       120,683       126,158
                                        --------     --------    ----------    ----------
          Total cost and expenses....    342,396      347,076     1,045,265     1,023,755
Special charge.......................                 (86,303)                    (86,303)
Gain on sale of investments..........     12,019       20,108        35,406        20,108
Other income (expense) - net.........      1,904       (7,263)        8,385         5,723
Interest income......................        952        1,389         2,862         3,005
Interest expense.....................       (494)      (1,069)       (1,988)       (3,869)
                                        --------     --------    ----------    ----------
Income (loss) before income taxes....     69,840      (27,449)      205,452        69,332
Provision (benefit) for income taxes.     21,907      (11,544)       65,106        18,464
                                        --------     --------    ----------    ----------
Income (loss) before accounting
  changes............................     47,933      (15,905)      140,346        50,868
Cumulative effect of accounting
  changes............................                                             (39,375)
                                        --------     --------    ----------    ----------
Net income (loss)....................   $ 47,933     $(15,905)   $  140,346    $   11,493
                                        ========     ========    ==========    ==========
Per Common Share:
  Income (loss) before accounting
    changes..........................      $ .73        $(.24)        $2.13         $ .75
  Cumulative effect of accounting
    changes..........................                                                (.58)
                                           -----        -----         -----         -----
Net income (loss) per share..........      $ .73        $(.24)        $2.13         $ .17
                                           =====        =====         =====         =====
Dividends declared per share.........      $ .22        $ .21         $ .66         $ .63
                                           =====        =====         =====         =====
Average number of shares outstanding.     65,486       67,464        65,982        67,961

Amounts shown are unaudited.

                                 THE LUBRIZOL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
                                                                   Nine Months Ended
                                                                     September 30
                                                            ----------------------------
                                                               1994              1993
                                                            ----------        ----------
Cash provided from (used for):
Operating activities:
Received from customers...............................      $1,186,248        $1,122,210
Paid to suppliers and employees.......................      (1,010,730)         (960,023)
Income taxes paid.....................................         (50,266)          (35,430)
Interest and dividends received.......................           4,582             4,200
Interest paid.........................................          (1,887)           (3,441)
Other - net...........................................           2,510             3,031
                                                            ----------        ----------
          Total operating activities..................         130,457           130,547

Investing activities:
Capital expenditures..................................        (111,479)          (83,516)
Acquisition...........................................          (1,502)          (25,581)
Proceeds from sale of investments.....................          37,713            21,132
Other - net...........................................            (366)              426
                                                            ----------        ----------
          Total investing activities                           (75,634)          (87,539)

Financing activities:
Short-term borrowings.................................          60,487            18,291
Long-term borrowings..................................             102            21,471
Long-term debt repayment..............................          (2,007)          (22,796)
Dividends paid........................................         (43,660)          (42,865)
Common shares purchased, net of options exercised.....         (51,495)          (41,931)
                                                            ----------        ----------
          Total financing activities..................         (36,573)          (67,830)
Effect of exchange rate changes on cash...............           3,250             1,250
                                                            ----------        ----------
Net increase (decrease) in cash and short-term
   investments........................................          21,500           (23,572)
Cash and short-term investments at the
   beginning of period................................          24,220            76,593
                                                            ----------        ----------
Cash and short-term investments at the
   end of period......................................      $   45,720        $   53,021

Amounts shown are unaudited.

                         THE LUBRIZOL CORPORATION

                Notes to Consolidated Financial Statements

                            September 30, 1994

1. The accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1994 and December 31, 1993, and the results of operations and the cash flows for the quarters and nine months ended September 30, 1994 and 1993.

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

    At September 30, 1994, investments classified as available-for-sale had a cost basis of $4.6 million and an aggregate fair value of $63.0 million resulting in unrealized gains of $58.4 million or $38.0 million after tax. There were no unrealized losses.

    Investments in nonconsolidated companies also includes investments in certain marketable securities not affected by SFAS 115. The market value of these investments exceed the book carrying value by $25.5 million at September 30, 1994.

3. The following is a reconciliation of net income to net cash provided by operating activities:
                                                      Nine Months Ended
                                                        September 30
                                                   ---------------------
                                                     1994         1993
                                                   --------     --------
                                                 (in thousands of dollars)
    Net income                                     $140,346     $ 11,493
    Depreciation and amortization                    48,122       45,766
    Deferred income taxes                               902      (32,647)
    Undistributed earnings of nonconsolidated
      companies                                      (4,078)      (2,483)
    Special charge                                                86,303
    Gain on sale of investments                     (35,406)     (20,108)
    Change in current assets and liabilities:
      Accounts receivable                           (19,804)     (33,715)
      Inventory                                      13,435       (1,800)
      Accounts payable and accrued expenses          (2,212)      30,196
      Other current assets                           (6,891)       6,339
    Cumulative effect of changes in accounting
      principles                                                  39,375

    Other items - net                                (3,957)       1,828
                                                   --------     --------
    Net cash provided by operating activities      $130,457     $130,547
                                                   ========     ========

                         THE LUBRIZOL CORPORATION

                Notes to Consolidated Financial Statements

                            September 30, 1994


    In the third quarter of 1994, the company donated to The Lubrizol Foundation Genentech stock having a market value at the date of contribution of $4.9 million. Included in "Other items-net" is the $4.9 million contribution expense and the related $4.7 million gain representing the excess of market value over the cost of shares contributed.

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

    The original December 1992 finding of willful infringement, as well as the jury's determination that the patent is valid, remains on appeal to the United States Court of Appeals for the Federal Circuit Court in Washington, D.C., which has jurisdiction over all patent cases. Oral arguments on this appeal were held on December 6, 1993, and the company does not know when a decision will be announced. This decision could reverse or modify the judgment against the company. In addition, the company has appealed the February 1994 damages award to the same court in Washington, D.C. The company's management continues to believe that it has not infringed the Exxon patent and that the patent is invalid. Based on the advice of legal counsel, management believes that the December 1992 trial court judgment will not be upheld on appeal. Therefore, no amount related to the judgment has been recorded in the company's financial statements.

    The company has prevailed in a separate case brought in Canada against Exxon's Canadian affiliate, Imperial Oil, Ltd., for infringement of the company's patent pertaining to dispersant, the largest additive component used in motor oils. A 1990 trial court verdict in favor of the company regarding the issue of liability was upheld by the Federal Court of Appeals of Canada in December 1992, and in October 1993, the Supreme Court of Canada dismissed Imperial Oil's appeal of the Court of Appeals decision. The case has returned to the trial court for an assessment of damages. On October 4, 1994, the trial court judge awarded the company $15 million (Canadian) in special penalty damages, plus attorneys' fees, against Imperial Oil for disregarding an earlier injunction for the manufacture or sale of the dispersant which is the subject of this case. Imperial Oil commenced proceedings to appeal the award of penalty damages. The company has not reflected the award of penalty damages within its financial statements pending the outcome of the appeal process. The penalty damages are in addition to compensation damages, as to which no date has been set for a determination. A reasonable estimation of the company's potential recovery for compensation damages cannot be made at this time.

                         THE LUBRIZOL CORPORATION

                Notes to Consolidated Financial Statements

                            September 30, 1994


5. Effective January 1, 1993, the company changed its method of accounting for postretirement benefits to conform with SFAS 106 and its method of accounting for income taxes to conform with SFAS 109. The cumulative effect at January 1, 1993 of these accounting changes was to decrease net income by $51.5 million for the change in accounting for postretirement benefits and to increase net income by $12.1 million for the change in accounting for income taxes.

6.  Special Charge

    The company recorded a special charge of $86.3 million ($.83 per share after tax) in the third quarter of 1993 in connection with manufacturing rationalization and organizational realignment initiatives. The manufacturing rationalization plan is resulting in cost savings from a reduction in the number of employees, lower operating costs and fewer manufacturing units used to produce intermediate products. The organizational realignment relates to the consolidation of the company's nonmanufacturing activities and has reduced expenses through operating efficiencies and fewer employees.

    From initiation through completion, the special charge will involve outlays of cash of approximately $36 million, primarily for early retirements. Approximately $4 million was expended during the fourth quarter of 1993, and approximately $17 million has been expended in the first nine months of 1994.

                         THE LUBRIZOL CORPORATION

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations



RESULTS OF OPERATIONS

Revenues increased compared to the previous year's periods by $5.1 million or 1% for the third quarter and $51.6 million or 5% for the nine months ended September 30, 1994. These revenue increases were a result of higher average selling prices (including the impact of product mix and currency) of 5% for the quarter and 3% for the nine months ended September 30, 1994, compared to the prior year periods. Increased price levels for higher performing products introduced late in 1993 to meet new passenger car motor oil standards in the U.S. markets, combined with price increases in the first quarter of 1994, resulted in higher average selling prices in the North American market for the quarter and nine months ended September 30, 1994. Additionally, favorable product mix and currency in international markets contributed to the third quarter increase in average selling prices. Volume decreased 4% in the third quarter of 1994 compared to the third quarter of 1993. This decrease is primarily a result of the continued economic weakness in Europe and order patterns in the Asia-Pacific region. Volume increased 2% for the nine months ended September 30, 1994, primarily due to spot business in the Middle East during the first half of 1994.

Gross profit (sales less cost of sales) increased 4% to $134.6 million for the third quarter and 7% to $394.5 million for the first nine months of 1994. Gross profit as a percentage of sales increased from 33.1% to 33.9% for the third quarter and from 32.1% to 32.8% for the nine months ended September 30, 1994. These improvements in the gross profit percentages were primarily a result of higher average selling prices. Raw material costs (including the impact of product mix and currency) increased 3% in the third quarter compared to the second quarter and are expected to increase further during the fourth quarter of 1994. The higher material costs may result in a decrease in the gross profit percentage for the fourth quarter compared to the second and third quarters of 1994.

Selling and administrative expenses for the third quarter decreased $1.5 million or 4% compared to the previous year's period and decreased slightly for the comparable nine month period. The decreases were caused by a decline in the number of employees as a result of early retirements related to the company's realignment initiative, a focus on reduced spending and lower legal expenses. Research, testing and development expenses (technology expenses) decreased $3.5 million or 8% for the quarter and $5.5 million or 4% for the nine month period. These decreases were primarily attributable to completion of testing required for passenger car motor oil specification upgrades, the decline in the number of employees and increased efficiencies in the product development process.

                         THE LUBRIZOL CORPORATION

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations



RESULTS OF OPERATIONS (Continued)

The company sold approximately 250,000 shares of Genentech, Inc. common stock in each of the first three quarters of 1994 resulting in pretax gains of $12.0 million (12 cents per share after tax) for the third quarter and $35.0 million (35 cents per share after tax) for the first nine months. During 1993, the company had pretax gains on the sale of Genentech shares of $20.1 million for both the quarter and nine months ended September 30. The company owned 1.15 million Genentech shares at September 30, 1994, and management anticipates continuing to sell Genentech common stock.

The change in other income for the quarter and year-to-date periods was primarily a result of equity earnings and related dividend income from the company's investment in Mycogen Corporation. Compared to 1993, such equity earnings and related dividend income in 1994 were favorable by $7.8 million for the third quarter and $3.1 million for the nine months as a result of a lower ownership percentage in the agribusiness joint venture. Mycogen's income is seasonal, with the majority of income recorded during the first half of the year, and losses expected to be recorded during the second half of the year. The equity losses for 1994 are expected to be lower than the losses recorded in 1993 because of improved Mycogen results and the company's lower agribusiness joint venture ownership percentage.

The company's results are affected by the strengthening or weakening of the U.S. dollar against other currencies in which the company transacts business. For the quarter and nine months ended September 30, 1994, the effect of currency fluctuations on earnings was not significant.

Primarily as a result of the above factors, income before tax (excluding the gain on sale of investments in each period and the impact of the special charge and accounting changes in 1993) increased $19.1 million or 49% in the third quarter and $34.5 or 25% for the nine month period.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was $130.5 million in each of the nine month periods ended September 30, 1994 and 1993. Short-term debt increased $60.5 million during the nine months ended September 30, 1994, and proceeds from the sale of investments were $37.7 million. Cash received from customers and short-term borrowings were used for working capital needs, capital expenditures, share repurchases and dividends. Proceeds from the sale of investments were used to support the company's share repurchase program. Construction of new technical and administrative facilities at the company headquarters and increased capital investment in plant and equipment equally contributed to the 34% increase in capital expenditures for the nine months ended September 30, 1994, compared to the same period in 1993. The company has approximately 1.46 million shares remaining on its share repurchase authorization, and management expects to continue its share repurchases. As a result of the above and the other items set forth in the consolidated statements of cash flows, cash and short-term investments increased $21.5 million to $45.7 million at September 30, 1994.

                         THE LUBRIZOL CORPORATION

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations




The company recorded a special charge of $86.3 million in the third quarter of 1993 in connection with manufacturing rationalization and organizational realignment initiatives. Overall, these initiatives are expected to be implemented over the next several years with completion expected in 1997.
The special charge initiatives were projected to involve outlays of cash of approximately $36 million through full implementation with the remainder of the charge consisting of asset write-downs. Partially offsetting the cash outlays will be cash savings which are expected to grow to approximately $40 million annually when the plans are fully implemented. Through September 30, 1994, cash expenditures have totaled approximately $21 million, of which $17 million was spent in 1994.

The company's financial position continues to be strong with a ratio of current assets to current liabilities of 2.2 to 1 at September 30, 1994, and
2.5 to 1 at December 31, 1993. Under a currently effective shelf registration statement, the company has the ability to offer to the public up to $100 million of debt securities. Management believes the company's internally generated funds as well as its credit facilities and proceeds available from debt issuable under the shelf registration will be sufficient to meet its cash requirements.

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

                        PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (11)   Computation of Per Share Earnings

         (b) There were no reports on Form 8-K filed for the quarter ended September 30, 1994.

                                Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE LUBRIZOL CORPORATION


                                             /s/Gregory P. Lieb
                                       ------------------------------
                                       Gregory P. Lieb
                                       Chief Accounting Officer and
                                         Duly Authorized Signatory of
                                         The Lubrizol Corporation

Date:  November 14, 1994