Form 10-K
LUBRIZOL CORP
filed 1995-03-29
CIK 60751

                                  FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1994

                        Commission file number 1-5263

                           THE LUBRIZOL CORPORATION
                           29400 Lakeland Boulevard
                         Wickliffe, Ohio  44092-2298
       (Name of registrant and address of principal executive offices)

             OHIO                                     34-0367600
   (State of incorporation)             (I.R.S. Employer Identification No.)

Registrant's telephone number, including area code:  (216) 943-4200

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
      Title of each class                             on which registered
--------------------------------                    ---------------------

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
                             Yes  X     No
                                ----      ----
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  Aggregate market value (on basis of closing sale price) of voting stock held by non-affiliates as of March 3, 1995: $2,118,855,519

  Number of the registrant's Common Shares, without par value, outstanding as of March 3, 1995: 64,754,607

                     Documents Incorporated by Reference
                     -----------------------------------

  Portions of the registrant's 1994 Annual Report to its shareholders (Incorporated into Part I and II of this Form 10-K)

  Portions of the registrant's Proxy Statement dated March 15, 1995 (Incorporated into Part III of this Form 10-K)

                                     PART I
                                     ------



ITEM 1.  BUSINESS

   The Lubrizol Corporation was organized under the laws of Ohio in 1928. The company began business as a compounder of special-purpose lubricants, and in the early 1930's was among the first to commence research in the field of lubricant additives. Today, the company is a full service supplier of
performance chemicals to diverse markets worldwide.   These specialty chemical
products are created through the application of advanced chemical, mechanical and biological technologies to enhance the performance and quality of the customer products in which they are used. The company develops, produces and sells specialty additive systems for gasoline and diesel engine lubricating oils, for automatic transmission fluids and for gear oils, and marine and tractor lubricants. The company also supplies specialty products for industrial lubricants and functional fluids, fuel additives and diversified specialty chemical products.

   Prior to December 1, 1992, the company had a separately reportable Agribusiness segment. That segment developed, produced and marketed planting seeds and specialty vegetable oils, and also conducted strategic biotechnology research and development. As described in Note 16 to the Financial Statements (included in the company's 1994 Annual Report to its shareholders and incorporated herein by reference), the company transferred substantially all of its Agribusiness segment, other than the specialty vegetable oil operations, to Mycogen Corporation and a joint venture partnership formed with Mycogen. The transferred assets were related to the seed business activities of the company's former Agrigenetics Division. The Agribusiness assets and operations retained by the company are not reportable as a separate industry segment after 1992.

   Financial information for the industry segments, prior to December 1, 1992, is contained in Note 14 to the Financial Statements included in the company's 1994 Annual Report to its shareholders and is incorporated herein by reference.

SPECIALTY CHEMICALS

   PRINCIPAL PRODUCTS. The company's principal products are additive systems for gasoline and diesel engine oils, automatic transmission fluids, gear oils, industrial fluids, metalworking compounds and fuels. The company also offers other specialty chemical products. Additives for engine oils accounted for 51% of consolidated revenues in 1994, 50% in 1993, and 48% in 1992. Additives for driveline oils accounted for 24%, 19% and 18% of consolidated revenues for these respective periods.

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

   Due to the variety in the properties and applications of oils, a number of different chemicals are used to formulate the company's products. Each additive combination is designed to fit the characteristics of the customer's base oil and the level of performance specified. Engine oils for passenger cars contain a combination of chemical additives which usually includes one or more detergents, dispersants, oxidation inhibitors and wear inhibitors, pour point depressants and viscosity improvers. Other chemical combinations are used in heavy duty engine oils for trucks and off-highway equipment and in formulations for gear oils, automatic transmission fluids, industrial oils, metalworking fluids, and gasoline, diesel and residual fuels.

   COMPETITION. The chemical additive field is highly competitive in terms of price, product performance and customer service. The company's principal competitors, both in the United States and overseas, are four major petroleum companies and one chemical company. The petroleum companies produce lubricant and fuel additives for their own use, and also sell additives to others. These competing companies are also customers of Lubrizol. Excluding viscosity improvers, management believes, based on volume sold, that the company is the largest supplier to the petroleum industry of performance chemicals for lubricants.

   CUSTOMERS. In the United States, the company markets its additive products through its own sales organization. The company's additive customers consist primarily of oil refiners and independent oil blenders and are located in more than 100 countries. Approximately 60% of the company's sales are made to customers outside of North America. The company's ten largest customers, most of which are international oil companies and a number of which are groups of affiliated entities, accounted for approximately 45% of consolidated sales in 1994. Although the loss of any one of these customers could have a material adverse effect on the company's business, each is made up of a number of separate business units that the company believes make independent purchasing decisions with respect to chemical additives. Sales to Royal Dutch Petroleum Company (Shell) and its affiliates accounted for 9% of consolidated sales in 1994.

   RAW MATERIALS. The company utilizes a broad variety of chemical raw materials in the manufacture of its additives and uses oil in processing and blending additives. These materials are obtainable from several sources, and for the most part are derived from petroleum. Unstable political and economic conditions in the Middle East have caused and may continue to cause the cost of raw materials to fluctuate significantly; however, the availability of raw materials to the company has not been significantly affected when these conditions occurred. The company expects raw materials to be available in adequate quantities during 1995.

   RESEARCH, TESTING AND DEVELOPMENT. The company has historically emphasized research and has developed a large percentage of the additives it manufactures and sells. Technological developments in the design of engines and other automotive equipment, combined with rising demands for environmental protection and fuel economy, require increasingly sophisticated chemical additives to meet industry performance standards. These standards change periodically and the frequency of these performance upgrades compress the time cycles for new product development and affect the company's technical spending patterns.

   Research and development expenditures were $90.7 in 1994, $88.5 million in 1993 and $76.2 million for 1992. These amounts were equivalent to 5.7%, 5.8% and 5.3% of the respective revenues for such years. These amounts include expenditures for the performance evaluation of additive developments in engines and other types of mechanical equipment as well as expenditures for the development of specialty chemicals for industrial applications. In addition, $74.8 million, $83.0 million and $63.6 million was spent in 1994, 1993 and 1992, respectively, for technical service activities, principally for evaluation in mechanical equipment of specific lubricant formulations designed for the needs of petroleum industry customers throughout the world.

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

   PATENTS. The company owns certain United States patents relating to lubricant and fuel additives, lubricants, chemical compositions and processes, and protective coating materials and processes. It also owns similar patents in foreign countries. While such domestic and foreign patents expire from time to time, the company continues to apply for and obtain patent protection on an ongoing basis. Although the company believes that, in the aggregate, its patents constitute an important asset, it does not regard its business as being materially dependent upon any single patent or any group of related patents.

   The company has filed claims against Exxon Corporation and its affiliates ("Exxon") alleging infringements by Exxon of certain of the company's patents. These suits are pending in the United States and in Canada, France and the United Kingdom, and are at various stages. The international suits allege infringement of patents that correspond to a United States patent admitted as valid by Exxon in a settlement in 1988. In the suit in Canada, a determination of liability has been made by the courts against Exxon and in favor of the company, and the case has been returned to the trial court for an assessment of damages. In another patent infringement suit, instituted by Exxon in the United States, liability and damages determinations have been made (which are currently in the appeal process) against the company and in favor of Exxon. For further information regarding these cases, refer to Note 18 to the Financial Statements included in the company's 1994 Annual Report to its shareholders.

   ENVIRONMENTAL MATTERS. The company is subject to federal, state and local laws and regulations designed to protect the environment and limit manufacturing wastes and emissions. The company believes that as a general matter its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the consequent financial liability to the company. Compliance with the environmental laws and regulations requires continuing management effort and expenditures by the company. Capital expenditures for environmental projects are anticipated to be approximately $20 million in 1995, which is comparable to the environmental-related expenditures in 1994. Management believes that the cost of complying with environmental laws and regulations will not have a material affect on the earnings, liquidity or competitive position of the company.

   The company is engaged in the handling, manufacture, use, transportation and disposal of substances that are classified as hazardous or toxic by one or more regulatory agencies. The company believes that its handling, manufacture, use, transportation and disposal of such substances generally have been in accord with environmental laws and regulations.

   Among other environmental laws, the company is subject to the federal "Superfund" law, under which the company has been designated as a "potentially responsible party" that may be liable for cleanup costs associated with various waste sites, some of which are on the U.S. Environmental Protection Agency Superfund priority list. The company's experience, consistent with what it believes to be the experience of others in similar cases, is that Superfund site liability tends to be apportioned among parties based upon contribution of materials to the Superfund site. Accordingly, the company measures its liability and carries out its financial reporting responsibilities with respect to Superfund sites based upon this standard, even though Superfund site liability is technically joint and several in nature. The company views the expense of remedial clean-up as a part of its product cost, and accrues for estimated environmental liabilities with charges to cost of sales. Management considers its environmental accrual to be adequate to provide for its portion of costs for all known environmental matters, including Superfund sites. Based upon consideration of currently available information, management does not believe liabilities for environmental matters will have a material adverse effect on the company's financial position, operating results or liquidity.

AGRIBUSINESS

   As discussed in Note 16 to the Financial Statements, on December 1, 1992, the company transferred substantially all of the Agribusiness segment, other than the specialty vegetable oil operations, to Mycogen Corporation and to a joint venture formed with Mycogen. The company's 1994 and 1993 consolidated revenues, costs and expenses include specialty vegetable oil operations, but do not include amounts related to the transferred assets. As also discussed in
Note 16 to the Financial Statements, on December 31, 1993, the company exchanged another portion of its investment in the partnership for additional Mycogen common stock and cash. The company's investment in Mycogen, which includes Agrigenetics, Inc. (formerly Agrigenetics, L.P.), is accounted for by the equity method, under which the company recognizes its share of the earnings or losses of such entities.

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

   The transferred portion of the Agribusiness operations produced and marketed planting seeds for agricultural crops. The principal seed products were hybrid seed corn, hybrid sorghum, soybeans, hybrid sunflowers, alfalfa, and cotton. Revenues from planting seeds contributed approximately 75% of the Agribusiness sales in 1992.

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

   Strategic Agribusiness activities consisted principally of internal biotechnology research and development directed toward developing new products for the agriculture, food and chemical industries. Agribusiness' research and development consisted of traditional plant breeding and strategic research in advanced plant science. Plant breeding attempts to create desirable plants by crossing selected parent plants. The genetic combinations of the crosses are then tested under field conditions to determine if desired characteristics appear. Traditional research expense of the Agribusiness segment was $7.2 million in 1992.

   A major portion of Agribusiness' strategic research and development was conducted at the research laboratory in Madison, Wisconsin. Strategic research was focused on specialty chemicals and food products derived from oil seed crops and on genetic improvement of specific attributes of hybrid plant varieties. Total Agribusiness strategic research expense was $7.7 million in 1992.

   The company has two United States patents covering its high oleic sunflower technology; one covers the seeds and plants and the other covers the oil. On February 17, 1995, the Court of Appeals for the Federal Circuit upheld the patent covering the seeds and plants. This patent had previously been rejected by the United States Patent and Trademark Office (PTO) under a reexamination initiated in 1988 by a consortium of seed companies. The other patent covering the oil is also in reexamination and is on appeal to the PTO Board of Patent Appeals and Interferences.

GENERAL

   EMPLOYEES. At December 31, 1994, the company and its wholly-owned subsidiaries had 4,520 employees of which approximately 60% were in the U.S.

   INTERNATIONAL OPERATIONS. Financial information with respect to domestic and foreign operations is contained in Note 12 to the Financial Statements that is included in the company's 1994 Annual Report to its shareholders and is incorporated herein by reference.

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

   While changes in the dollar value of foreign currencies will affect earnings from time to time, the longer term economic effect of these changes should not be significant given the company's net asset exposure, currency mix and pricing flexibility. Generally, the income statement effect of changes in the dollar value of foreign currencies is partially or wholly offset by the company's ability to make corresponding price changes in local currency. The company's consolidated net income will generally benefit as foreign currencies increase in value compared to the U.S. dollar and will generally decline as foreign currencies decrease in value. In 1994, currency fluctuations did not have a material effect on net earnings.

ITEM 2.  PROPERTIES

   The general offices of the company are located in Wickliffe, Ohio. The company has various leases for general office space primarily located in Eastlake, Ohio; Houston, Texas; and London, England. The company owns three additive manufacturing plants in the United States; one located in the Cleveland, Ohio area, at Painesville, and two near Houston, Texas, at Deer Park and Bayport. Outside the United States, the company owns additive manufacturing plants in Australia, Brazil, Canada, England, France (three locations), Japan, South Africa and Singapore. All of these plants, other than Singapore, are owned in fee. In Singapore, the company owns the plant but leases the land on which the plant is located. The company owns in fee mechanical testing facilities in Wickliffe, Ohio; Hazelwood, England; and Atsugi, Japan. The company also owns an oilseed crushing and refining plant located in Culbertson, Montana. Finally, the company owns in fee a manufacturing plant in Germany that manufactures performance chemical additives for the coatings industry.

   Additive manufacturing plants in India, Mexico, Saudi Arabia and Venezuela are owned and operated by joint venture companies licensed by Lubrizol. Lubrizol's ownership of each of these companies ranges from 40% to 49%.

   The company has entered into long-term contracts for its exclusive use of major marine terminal facilities at the Port of Houston, Texas. In addition, Lubrizol has leases for storage facilities in Australia, Chile, Ecuador, Finland, France, Holland, Singapore, Spain, South Africa, Sweden, and Turkey; East Liverpool, Ohio; Los Angeles, California; St. Paul, Minnesota; Bayonne, New Jersey; and Tacoma, Washington. In some cases, the ownership or leasing of such facilities is through certain of its subsidiaries or affiliates.

   The company initiated a manufacturing rationalization plan during the third quarter of 1993. The plan will be substantially implemented by the end of 1996 and, through consolidation, is expected to result in a one-third reduction in the number of units used to produce intermediate products. See Note 17 to the Financial Statements included in the company's 1994 Annual Report to its shareholders.

   Although the company continues to maintain a capital expenditure program to support its operations, management of the company believes that its facilities are adequate for its present operations and for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

   The company is a party in a case brought by Exxon Corporation and its affiliates, Exxon Chemical Patents, Inc. and Exxon Research & Engineering Company, in the Southern District of Texas, Houston Division on September 19, 1989. In December 1992, the trial jury rendered a verdict that the company willfully infringed an Exxon patent pertaining to an oil soluble copper additive component. In early 1993, the court prohibited the company from making or selling any additive packages in the United States that contained this component and awarded Exxon $18.1 million for attorneys' fees. On November 18, 1993, another jury in the same case awarded Exxon $48 million in damages. The findings of infringement and validity of the Exxon patent as well as the $18.1 million attorneys' fee award are on appeal to the United States Court of Appeals for the Federal Circuit in Washington, D.C., which has jurisdiction over all patent cases. Oral argument in this appeal was heard on December 6, 1993, and the company does not know when a decision will be announced. On February 18, 1994, acting on a request from Exxon that the damages amount be tripled, the trial court judge doubled the damages amount and awarded prejudgment interest, court costs and additional attorneys' fees to Exxon. The total amount of the judgment, including the previously awarded attorneys' fees, is $129 million. The company has appealed the February 1994 damages award to the same court in Washington, D.C., as is considering the appeal of the original verdict. Oral argument in the damages appeal was heard on March 8, 1995, and the company does not know when a decision will be announced.

   The company's management continues to believe that it has not infringed the Exxon patent and that the patent is invalid. Based on the advice of legal counsel, management believes that the December 1992 trial court judgment will not be upheld on appeal.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to the vote of the security holders during the three months ended December 31, 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following sets forth the name, age, recent business experience and certain other information relative to each person who is an executive officer of the company as of March 1, 1995.

     Name                                                Business Experience
     ----                                                -------------------
L. E. Coleman                               Dr. Coleman, age 64, has been Chairman of the Board
                                            since 1982.   He has been Chief Executive
                                            Officer since 1978.

W. G. Bares                                 Mr. Bares, age 53, was elected President in 1982 and
                                            Chief Operating Officer in 1987.

R. A. Andreas                               Mr. Andreas, age 50, has been Vice President and Chief
                                            Financial Officer since June 1990.  From 1983
                                            to 1990 he was Corporate Controller.

J. W. Bauer                                 Mr. Bauer, age 41, became Vice President and General
                                            Counsel in April 1992, after serving as General
                                            Counsel from August 1991.  From 1989 to 1991, he was
                                            Corporate Counsel - Litigation.

J. G. Bulger                                Mr. Bulger, age 59, holds the position of Vice
                                            President - Sales and was named Vice President in
                                            September 1993.  From 1989 to 1993, he was Senior
                                            Vice President - Sales for Lubrizol Petroleum
                                            Chemicals Company.

S. A. Di Biase                              Dr. Di Biase, age 42, is Vice President - Research
                                            and Development and has been Vice President since
                                            September 1993.  From 1990 to September 1993, he
                                            was Director of Strategic Research.  During 1989
                                            through 1990, he was Manager of Industrial Technology.

G. R. Hill                                  Dr. Hill, age 53, became Senior Vice President -
                                            Business Development in October 1993 and was named
                                            Senior Vice President in 1988.

J. E. Hodge                                 Mr. Hodge, age 52, is Vice President - Operations
                                            and was named Vice President in September 1993.
                                            During 1989 through 1993, he was General Manager
                                            - Deer Park/Bayport Plants.

     Name                                                Business Experience
     ----                                                -------------------
K. H. Hopping                               Mr. Hopping, age 48, became Vice President and
                                            Secretary  of the Corporation in April 1991 after
                                            serving as Senior Vice President - Marketing and
                                            Product Development for Lubrizol Petroleum
                                            Chemicals Company from 1988 to 1991.

R. Y. K. Hsu                                Dr. Hsu, age 67, was named Counselor to the Chairman
                                            in 1992, upon reaching the mandatory retirement
                                            age for elected officers.  From 1982 to 1992, he
                                            was Senior Vice President.

W. R. Jones                                 Mr. Jones, age 52, has been Treasurer since 1980.

S. F. Kirk                                  Mr. Kirk, age 45, holds the position of Vice
                                            President - Segment Management and was named Vice
                                            President in September 1993.  From January 1991 to
                                            1993, he was Senior Vice President - Marketing
                                            and Technology for Lubrizol Petroleum Chemicals
                                            Company.  During 1989 through January 1991, Mr. Kirk
                                            was General Manager - North American Sales for
                                            Lubrizol Petroleum Chemicals Company.

Y. Le Couedic                               Mr. Le Couedic, age 47, is Vice President - Management
                                            Information Systems and became Vice President
                                            in September 1993.  From 1991 to 1993, he was Division
                                            Head - Corporate R&D - Administrative Services.  From
                                            September 1989 to August 1991 he was Administrative
                                            Manager for the Hazelwood, U.K. Laboratory.

G. P. Lieb                                  Mr. Lieb, age 42, was named Controller - Accounting
                                            and Financial Reporting in November 1993, and
                                            was named Principal Accounting Officer in January
                                            1994.  From October 1991 to October 1993, he was
                                            Administrative Manager for the Hazelwood, U.K.
                                            Laboratory.  During 1989 to October 1991, Mr. Lieb
                                            was Manager of Accounting and Financial Reporting.

M. W. Meister                               Mr. Meister, age 40, is Vice President - Human
                                            Resources and was named Vice President in April 1993.
                                            From November 1992 to April 1993, he was General
                                            Manager - Human Resources.  During 1989 to 1992, he
                                            was Director - Human Resources for Agrigenetics Company.

     Name                                                Business Experience
     ----                                                -------------------
D. A. Muskat                                Mr. Muskat, age 55, was named Operations Manager in
                                            August 1993.  From September 1989 to August 1993
                                            he was Vice President - Operations for Lubrizol
                                            Petroleum Chemicals Company.

J. A. Thomas                                Mr. Thomas, age 56, is Vice President - Corporate
                                            Planning and Development and was named Vice
                                            President in April 1994.  From December 1990 to
                                            April 1994, he was General Manager - Sales for Asia
                                            Pacific, Latin America and the Middle East.  From
                                            1986 through 1990, Mr. Thomas was Sales Manager -
                                            Asia Pacific.

All executive officers serve at the pleasure of the Board.

                                    PART II
                                    -------

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS.

                The Common Shares of the company are listed on the New York Stock Exchange under the symbol LZ. The number of shareholders of record of Common Shares was 6,427 as of March 3, 1995.

                Information relating to the recent price and dividend history of the company's Common Shares follows:


                                  Common Share Price History
                                  --------------------------                     Dividends
                               1994                         1993              Per Common Share
                               ----                         ----              ----------------

                          High          Low        High          Low         1994          1993
                          ----          ---        ----          ---         ----          ----
1st quarter              $38 5/8      $32 1/8     $31 1/4      $26 5/8      $ .22         $ .21
2nd quarter               36 7/8       33 1/8      34 1/2       28 7/8        .22           .21
3rd quarter               36 1/2       29 7/8      36           29            .22           .21
4th quarter               34           28 1/2      36 3/8       30 3/4        .23           .22
                                                                            -----         -----

                                                                            $ .89         $ .85
                                                                            =====         =====


ITEM 6.         SELECTED FINANCIAL DATA.

                The summary of selected financial data for each of the last five years included in the Historical Summary contained on pages 38 and 39 of the company's 1994 Annual Report to its shareholders is incorporated herein by reference. Other income for 1994 and 1993 includes $41.2 million and $42.4 million respectively for the gain on sale of Genentech, and 1993 includes a special charge of $86.3 million (see Note 17). Included in other income for 1990 is $101.9 million for the gain on sale of Genentech.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                The Management's Discussion and Analysis of Financial Condition and Results of Operations contained on pages 20 through 24, inclusive, of the company's 1994 Annual Report to its shareholders is incorporated herein by reference.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                The consolidated financial statements of the company and its subsidiaries, together with the independent auditors' report relating thereto, contained on pages 24 through 36, inclusive, of the company's 1994 Annual Report to its shareholders, and the Quarterly Financial Data (Unaudited) contained on page 37 of such 1994 Annual Report are incorporated herein by reference.


ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.

                Not applicable.



                                    PART III
                                    --------


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                The information contained under the heading "Election of Directors" on pages 2 to 6, inclusive, and under "Filings Under Section 16(a) of the Securities Exchange Act of 1934" on pages 18 and 19 of the company's Proxy Statement dated March 15, 1995, is incorporated herein by reference. Information relative to executive officers of the company is contained under
Part I of this Annual Report on Form 10-K.

ITEM 11.        EXECUTIVE COMPENSATION.

                The information relating to executive compensation contained under the headings "Committees and Compensation of the Board of Directors" on pages 6 and 7, "Executive Compensation" on pages 9 through 12 (through "Stock Option Plans"), inclusive, and under "Employee and Executive Officer Benefit Plans - Pension Plans" and "- Executive Agreements" on pages 15 through 18, inclusive, of the company's Proxy Statement dated March 15, 1995, is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                The information relating to security ownership set forth under the heading "Security Ownership of Directors and Management and Certain Beneficial Owners" on pages 7 and 8 of the company's Proxy Statement dated March 15, 1995, is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                Not applicable.

                                    PART IV
                                    -------

ITEM 14.    EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Documents filed as part of this Annual Report:

                  1. The following consolidated financial statements of The Lubrizol Corporation and its subsidiaries, together with the independent auditors' report relating thereto, contained on pages 24 through 36, inclusive, of Lubrizol's 1994 Annual Report to its shareholders and incorporated herein by reference:

                        Independent Auditors' Report

                        Consolidated Statements of Income for the years ended December 31, 1994, 1993 and 1992

                        Consolidated Balance Sheets at December 31, 1994 and
                        1993

                        Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

                        Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, 1993 and 1992

                        Notes to Financial Statements

                        Quarterly Financial Data (Unaudited)

                 3.     Exhibits

                 (3)(a) Amended Articles of Incorporation of The Lubrizol Corporation, as adopted September 23, 1991. (Reference is made to Exhibit (3)(a) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which Exhibit is incorporated herein by reference.)

                 (3)(b) Regulations of The Lubrizol Corporation, as amended effective April 27, 1992. (Reference is made to Exhibit (3)(b) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which
                              Exhibit is incorporated herein by reference.)

                 (4)(a) Article Fourth of Amended Articles of Incorporation. (Referenceis made to Exhibit
                              (4)(a) to The Lubrizol Corporation's Annual report on Form 10-K for the year ended December 31, 1993, which Exhibit is incorporated herein by reference.)

                 (4)(b) The company agrees, upon request, to furnish to the Securities and Exchange Commission copies of financial documents evidencing long-term debt, which debt does not exceed 10% of the total assets of the company and its subsidiaries on a consolidated basis.

                 (4)(c) Rights Agreement between The Lubrizol Corporation and National City Bank dated October 6, 1987. (Reference is made to Exhibit (4)(c) to The Lubrizol Corporation's Annual Report on Form
                              10-K for the year ended December 31, 1993, which Exhibit is incorporated herein by reference.)

                 (4)(d)       Amendment to Rights Agreement dated October
                              6, 1987, between The Lubrizol Corporation and National City Bank, effective October 24, 1988. (Reference is made to Exhibit (4)(d) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which
                              Exhibit is incorporated by reference.)

                 (4)(e) Special Rights Agreement between The Lubrizol Corporation and National City Bank dated October 31, 1988. (Reference is made to Exhibit (4)(e) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which Exhibit is incorporated by reference.)

                 (4)(f) Amendment No. 2 to Rights Agreement dated October 6, 1987, as amended, between The Lubrizol Corporation and National City Bank, effective October 28, 1991. (Reference is made to Exhibit (4)(f) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which Exhibit is incorporated by reference.)

                 (4)(g) Amendment No. 1 to Special Rights Agreement dated October 31, 1988, between The Lubrizol Corporation and National City Bank, effective October 28, 1991. (Reference is made to Exhibit
                              (4)(g) to The Lubrizol Corporation's Annual
                              Report on Form 10-K for the year ended December 31, 1993, which Exhibit is incorporated by reference.)

                 (10)(a)* The Lubrizol Corporation 1985 Employee Stock Option Plan, as amended. (Reference is made to Exhibit (10)(b) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which Exhibit is incorporated by reference.)

                 (10)(b)* The Lubrizol Corporation Amended Deferred Compensation Plan for Directors.

                 (10)(c)* Form of Employment Agreement between The Lubrizol Corporation and certain of its senior executive officers. (Reference is made to Exhibit (10)(e) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which Exhibit is incorporated by reference.)

                 (10)(d)* The Lubrizol Corporation Excess Defined Benefit Plan, as amended.

                 (10)(e)* The Lubrizol Corporation Excess Defined Contribution Plan, as amended.

                 (10)(f)* The Lubrizol Corporation Variable Award Plan. (Reference is made to Exhibit (10)(h) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which
                              Exhibit is incorporated by reference.)

                 (10)(g)*     The Lubrizol Corporation Executive Death
                              Benefit Plan, as amended. (Reference is made to Exhibit (10)(i) to The Lubrizol
                              Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which Exhibit is incorporated by reference.)

                 (10)(h)* Amendment No. 1 to the Amended and Restated Severance Agreement between The Lubrizol Corporation and Dr. R.Y.K. Hsu. (Reference is made to Exhibit (10)(k) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, which Exhibit is incorporated herein by reference.)

                 (10)(i)* Employment and Consulting Agreement dated February 23, 1987, between The Lubrizol Corporation and Dr. R.Y.K. Hsu with Amendment dated December 28, 1989. (Reference is made to Exhibit (10)(l) to The Lubrizol
                              Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, which Exhibit is incorporated herein by reference.)

                 (10)(j)*     The Lubrizol Corporation 1991 Stock
                              Incentive Plan, as amended. (Reference is made to Exhibit (10)(l) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which Exhibit is incorporated by reference.)

                 (10)(k)* The Lubrizol Corporation Deferred Stock Compensation Plan for Outside Directors. (Reference is made to Exhibit (10)(m) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which
                              Exhibit is incorporated by reference.)

                 (10)(l)* Amendment to Employment and Consulting Agreement dated October 1, 1992, between The Lubrizol Corporation and Dr. R.Y.K. Hsu. (Reference is made to Exhibit (10)(q) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, which Exhibit is incorporated herein by reference.)

                 (10)(m)*     The Lubrizol Corporation Officers'
                              Supplemental Retirement Plan, as amended.

                 (10)(n)* The Lubrizol Corporation Deferred Compensation Plan for Officers.

                 (10)(o)* The Lubrizol Corporation International Retirement Plan, as amended.

                 (11) Statement setting forth computation of per share earnings.

                 (12)         Computation of Ratio of Earnings to Fixed Charges

                 (13) The following portions of The Lubrizol Corporation 1994 Annual Report to its shareholders:

                              Pages 20-24 Management's Discussion and Analysis
                                          of Financial Condition and Results of
                                          Operations

                              Page 24     Independent Auditors' Report

                              Page 25 Consolidated Statements of Income for the years ended December 31, 1994, 1993 and 1992

                              Page 26     Consolidated Balance Sheets at
                                          December 31, 1994 and 1993

                              Page 27     Consolidated Statements of Cash
                                          Flows for the years ended December
                                          31, 1994, 1993 and 1992

                              Page 28     Consolidated Statements of
                                          Shareholders' Equity for the years
                                          ended December 31, 1994, 1993 and
                                          1992

                              Pages 29-36 Notes to Financial Statements

                              Page 37     Quarterly Financial Data
                                          (Unaudited)

                              Pages 38-39 Historical Summary

                 (21)         List of Subsidiaries of The Lubrizol Corporation.

                 (23)         Consent of Independent Auditors

                 (27)         Financial Data Schedule

*Indicates management contract or compensatory plan or arrangement.


           (b)   Reports on Form 8-K

                 No reports on Form 8-K were filed during the three months ended December 31, 1994.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on March 27, 1995, on its behalf by the undersigned, thereunto duly authorized.

                                      THE LUBRIZOL CORPORATION


                                      BY      /s/L. E. Coleman
                                        ----------------------------------
                                        L. E. Coleman, Chairman of the
                                        Board and Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 27, 1995, by the following persons on behalf of the Registrant and in the capacities indicated.


  /s/L. E. Coleman                  Chairman of the Board and Chief
-------------------------           Executive Officer and Director
L. E. Coleman                       (Principal Executive Officer)


  /s/R. A. Andreas                  Vice President and Chief Financial
-------------------------           Officer (Principal Financial Officer)
R. A. Andreas

  /s/G. P. Lieb                     Controller, Accounting and Financial
-------------------------           Reporting (Principal Accounting
G. P. Lieb                          Officer)


  /s/W. G. Bares                    President, Chief Operating Officer
-------------------------           and Director
W. G. Bares

  /s/Edward F. Bell                 Director
-------------------------
Edward F. Bell

  /s/Peggy G. Elliott               Director
-------------------------
Peggy G. Elliott

  /s/David H. Hoag                  Director
-------------------------
David H. Hoag

  /s/Thomas C. MacAvoy              Director
-------------------------
Thomas C. MacAvoy

  /s/William P. Madar               Director
-------------------------
William P. Madar

  /s/Richard A. Miller              Director
-------------------------
Richard A. Miller

  /s/Ronald A. Mitsch               Director
-------------------------
Ronald A. Mitsch

   /s/Renold D. Thompson            Director
-------------------------
Renold D. Thompson

  /s/Karl E. Ware                   Director
-------------------------
Karl E. Ware

                                 EXHIBIT INDEX
                                 -------------

                                    Exhibits


      (3)(a) Amended Articles of Incorporation of The Lubrizol Corporation, as adopted September 23, 1991. (Reference is made to Exhibit (3)(a) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which Exhibit is incorporated herein by reference.)

      (3)(b) Regulations of The Lubrizol Corporation, as amended effective April 27, 1992. (Reference is made to Exhibit
                  (3)(b) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which Exhibit is incorporated herein by reference.)

      (4)(a) Article Fourth of Amended Articles of Incorporation. (Reference is made to Exhibit (4)(a) to The Lubrizol Corporation's Annual report on Form 10-K for the year ended December 31, 1993, which Exhibit is incorporated herein by reference.)

      (4)(b) The company agrees, upon request, to furnish to the Securities and Exchange Commission copies of financial documents evidencing long-term debt, which debt does not exceed 10% of the total assets of the company and its subsidiaries on a consolidated basis.

      (4)(c) Rights Agreement between The Lubrizol Corporation and National City Bank dated October 6, 1987. (Reference is made to Exhibit (4)(c) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which Exhibit is incorporated herein by reference.)

      (4)(d) Amendment to Rights Agreement dated October 6, 1987, between The Lubrizol Corporation and National City Bank, effective October 24, 1988. (Reference is made to Exhibit
                  (4)(d) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which Exhibit is incorporated by reference.)

      (4)(e) Special Rights Agreement between The Lubrizol Corporation and National City Bank dated October 31, 1988.
                  (Reference is made to Exhibit (4)(e) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which Exhibit is incorporated by reference.)

      (4)(f) Amendment No. 2 to Rights Agreement dated October 6, 1987, as amended, between The Lubrizol Corporation and National City Bank, effective October 28, 1991.
                  (Reference is made to Exhibit (4)(f) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which Exhibit is incorporated by reference.)

      (4)(g) Amendment No. 1 to Special Rights Agreement dated October 31, 1988, between The Lubrizol Corporation and National City Bank, effective October 28, 1991. (Reference is made to Exhibit (4)(g) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which Exhibit is incorporated by reference.)

      (10)(a) The Lubrizol Corporation 1985 Employee Stock Option Plan, as amended. (Reference is made to Exhibit (10)(b) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which Exhibit is incorporated by reference.)

      (10)(b) The Lubrizol Corporation Amended Deferred Compensation Plan for Directors.

      (10)(c) Form of Employment Agreement between The Lubrizol Corporation and certain of its senior executive officers. (Reference is made to Exhibit (10)(e) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which Exhibit is incorporated by reference.)

      (10)(d) The Lubrizol Corporation Excess Defined Benefit Plan, as amended.

      (10)(e) The Lubrizol Corporation Excess Defined Contribution Plan, as amended.

      (10)(f)     The Lubrizol Corporation Variable Award Plan.
                  (Reference is made to Exhibit (10)(h) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which Exhibit is incorporated by reference.)

      (10)(g) The Lubrizol Corporation Executive Death Benefit Plan, as amended. (Reference is made to Exhibit (10)(i) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which Exhibit is incorporated by reference.)

      (10)(h) Amendment No. 1 to the Amended and Restated Severance Agreement between The Lubrizol Corporation and Dr. R.Y.K. Hsu. (Reference is made to Exhibit (10)(k) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, which Exhibit is incorporated herein by reference.)

      (10)(i) Employment and Consulting Agreement dated February 23, 1987, between The Lubrizol Corporation and Dr. R.Y.K. Hsu with Amendment dated December 28, 1989. (Reference is made to Exhibit (10)(l) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, which Exhibit is incorporated herein by reference.)

      (10)(j) The Lubrizol Corporation 1991 Stock Incentive Plan, as amended. (Reference is made to Exhibit (10)(l) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which Exhibit is incorporated by reference.)

      (10)(k) The Lubrizol Corporation Deferred Stock Compensation Plan for Outside Directors. (Reference is made to Exhibit
                  (10)(m) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which Exhibit is incorporated by reference.)

      (10)(l) Amendment to Employment and Consulting Agreement dated October 1, 1992, between The Lubrizol Corporation and Dr. R.Y.K. Hsu. (Reference is made to Exhibit (10)(q) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, which Exhibit is incorporated herein by reference.)

      (10)(m) The Lubrizol Corporation Officers' Supplemental Retirement Plan, as amended.

      (10)(n)     The Lubrizol Corporation Deferred Compensation Plan for
                  Officers.

      (10)(o) The Lubrizol Corporation International Retirement Plan, as amended.

      (11)        Statement setting forth computation of per share earnings.

      (12)        Computation of Ratio of Earnings to Fixed Charges

      (13) The following portions of The Lubrizol Corporation 1994 Annual Report to its shareholders:

                  Pages 20-24 Management's Discussion and Analysis of
                              Financial Condition and Results of Operations

                  Page 24     Independent Auditors' Report

                  Page 25 Consolidated Statements of Income for the years ended December 31, 1994, 1993 and 1992

                  Page 26 Consolidated Balance Sheets at December 31, 1994 and 1993

                  Page 27 Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

                  Page 28 Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, 1993 and 1992

                  Pages 29-36 Notes to Financial Statements

                  Page 37     Quarterly Financial Data (Unaudited)

                  Pages 38-39 Historical Summary

      (21)        List of Subsidiaries of The Lubrizol Corporation.

      (23)        Consent of Independent Auditors

      (27)        Financial Data Schedule