Form 10-Q
period 1995-03-31
LUBRIZOL CORP
filed 1995-05-12
CIK 60751

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995
                         Commission File Number 1-5263

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

                         Yes   [ X ]         No   [   ]

Number of the registrant's common shares, without par value, outstanding, as of April 30, 1995: 64,372,991

                         PART I.  FINANCIAL INFORMATION

                          Item 1 Financial Statements

                            THE LUBRIZOL CORPORATION


CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------

                                                            March 31        December 31
(In Thousands of Dollars)                                     1995             1994
- -------------------------                                  -----------      -----------
ASSETS
Cash and short-term investments.......................     $   40,921       $   36,379
Receivables...........................................        285,089          250,392
Inventories:
  Finished products...................................         98,118          102,605
  Products in process.................................         98,333           98,105
  Raw materials and supplies..........................        106,177           97,621
                                                           ----------       ----------
                                                              302,628          298,331
                                                           ----------       ----------
Other current assets..................................         41,603           39,286
                                                           ----------       ----------
                   Total current assets...............        670,241          624,388
Property and equipment - net..........................        613,998          558,744
Investments in nonconsolidated companies..............        130,735          138,013
Intangible and other assets...........................         75,891           73,219
                                                           ----------       ----------
                       TOTAL..........................     $1,490,865       $1,394,364
                                                           ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt.......................................     $   75,486       $   53,700
Accounts payable......................................        118,064          114,244
Income taxes and other current liabilities............        118,485           85,589
                                                           ----------       ----------
                  Total current liabilities...........        312,035          253,533
Long-term debt........................................        117,908          114,161
Postretirement health care obligation.................         99,293           98,453
Noncurrent liabilities................................         69,323           68,799
Deferred income taxes.................................         24,822           27,379
                                                           ----------       ----------
                  Total liabilities...................        623,381          562,325
                                                           ----------       ----------
Contingencies and commitments
Shareholders' equity:
  Preferred stock without par value - authorized
   and unissued:
    Serial Preferred Stock - 2,000,000 shares
    Serial Preference Shares - 25,000,000 shares
  Common Shares without par value:
   Authorized 120,000,000 shares
   Outstanding - 64,422,060 shares as of March 31,
    1995 after deducting 21,773,834 treasury shares,
    64,844,560 shares as of December 31, 1994
    after deducting 21,351,334 treasury shares........         83,921           84,059
  Retained earnings...................................        753,597          734,533
  Unrealized gain on marketable securities............         16,406           23,169
  Accumulated translation adjustment..................         13,560           (9,722)
                                                           ----------       ----------
                   Total shareholders' equity.........        867,484          832,039
                                                           ----------       ----------
                       TOTAL..........................     $1,490,865       $1,394,364
                                                           ==========       ==========

Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION



CONSOLIDATED STATEMENTS OF INCOME
- --------------------------------------------------------------------------------

                                                                     Three Months Ended
                                                                           March 31
                                                                  -----------------------
(In Thousands Except Per Share Data)                                1995           1994
- -----------------------------------------------------------------------------------------
Net sales.....................................................    $414,931       $397,816
Royalties and other revenues..................................       1,790          1,877
                                                                  --------       --------
          Total revenues......................................     416,721        399,693
Cost of sales.................................................     277,556        272,606
Selling and administrative expenses...........................      40,924         39,037
Research, testing and development expenses....................      41,256         40,125
                                                                  --------       --------
          Total cost and expenses.............................     359,736        351,768
Gain on sale of Genentech.....................................      13,106         11,512
Other income - net............................................       4,285          4,605
Interest income...............................................       1,320            639
Interest expense..............................................      (2,028)          (833)
                                                                  --------       --------
Income before income taxes....................................      73,668         63,848
Provision for income taxes....................................      24,566         20,567
                                                                  --------       --------
Net income....................................................    $ 49,102       $ 43,281
                                                                  ========       ========
Net income per share..........................................    $    .76       $    .65
                                                                  ========       ========

Dividends per share...........................................    $    .23       $    .22
                                                                  ========       ========

Average number of shares outstanding..........................      64,722         66,506


Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION


CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------

                                                                  Three Months Ended
                                                                       March 31,
                                                                 ---------------------
(In Thousands of Dollars)                                          1995         1994
- -------------------------                                        --------     --------
Cash provided from (used for):
Operating activities:
Net income...................................................    $ 49,102     $ 43,281
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation and amortization............................      17,217       15,045
    Deferred income taxes....................................       2,199       (1,736)
    Equity earnings, net of distributions....................      (3,166)      (3,861)
    Gain on sale of investments..............................     (13,106)     (11,512)
    Change in current assets and liabilities:
      Accounts receivable....................................     (25,504)     (22,259)
      Inventories............................................       5,477       14,399
      Accounts payable and accrued expenses..................      29,767        9,819
      Other current assets...................................      (3,839)      (4,691)
    (Decrease) in noncurrent liabilities.....................      (2,302)      (8,926)
    Other items - net........................................       1,806       (2,137)
                                                                 --------     --------
          Total operating activities.........................      57,651       27,422
Investing activities:
Proceeds from sale of investments............................      13,676       12,023
Capital expenditures.........................................     (55,287)     (33,652)
Acquisition of subsidiary....................................      (3,521)
Other - net..................................................          65          (10)
                                                                 --------     --------
          Total investing activities                              (45,067)     (21,639)
Financing activities:
Short-term borrowing.........................................      20,932       31,243
Long-term borrowing..........................................          64          102
Long-term debt repayment.....................................        (903)        (778)
Dividends paid...............................................     (14,904)     (14,687)
Common shares purchased, net of options exercised............     (15,272)     (18,411)
                                                                 --------     --------
          Total financing activities.........................     (10,083)      (2,531)

Effect of exchange rate changes on cash......................       2,041          444
                                                                 --------     --------
Net increase in cash and short-term investments..............       4,542        3,696
Cash and short-term investments at the beginning of period...      36,379       24,220
                                                                 --------     --------
Cash and short-term investments at the end of period.........    $ 40,921     $ 27,916
                                                                 ========     ========

Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 1995


1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and December 31, 1994, and the results of operations and the changes in financial position for the three months ended March 31, 1995 and 1994.

2. Certain of the company's marketable equity securities, included in investments in nonconsolidated companies, are classified as available-for-sale. At March 31, 1995, investments classified as available-for-sale had a cost basis of $3.4 million and an aggregate fair value of $28.6 million resulting in unrealized gains of $25.2 million or $16.4 million after tax. There were no unrealized losses. Subsequent to March 31, 1995, the company sold its remaining shares of Genentech common stock realizing proceeds of $26.5 million and a gain of $25.4 million.

      The amount of unrealized gain shown as a component of shareholders' equity decreased $6.8 million during the first quarter of 1995 as a result of sales of these securities and the change in the fair value of investments classified as available-for- sale.

      The company also holds other investments in nonconsolidated companies, including certain investments in marketable securities that are either accounted for on the equity basis or the cost basis due to restrictions placed on the securities. These marketable investments have quoted market values which exceed the book carrying values by $26.7 million at March 31, 1995.

3. The company uses derivative financial instruments only to manage well-defined foreign currency, interest rate and commodity price risk. The company does not use derivative financial instruments for trading purposes. At March 31, 1995, the company had forward contracts to sell currencies at various dates during 1995 for $9.7 million. The maximum amount of foreign currency forward contracts outstanding at any one time was $15.2 million during the first quarter of 1995.

      The company has an interest rate swap agreement that effectively converts floating rate debt on $18.4 million of Marine Terminal Refunding Revenue Bonds due July 1, 2000 to a fixed rate of 6.5%. In addition during the first quarter of 1995, the company entered into an interest rate swap agreement that converts $50 million of short-term borrowing to a fixed rate of 7.6% for up to 10 years.

                            THE LUBRIZOL CORPORATION

                   Notes to Consolidated Financial Statements

                                 March 31, 1995


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

      The original December 1992 finding of willful infringement, as well as the jury's determination that the patent is valid, remains on appeal to the United States Court of Appeals for the Federal Circuit Court in Washington, D.C., which has jurisdiction over all patent cases. Oral arguments on this appeal were held on December 6, 1993, and the company does not know when a decision will be announced. This decision could reverse or modify the judgment against the company. In addition, oral arguments on the February 1994 damages award were heard by the same court in Washington, D.C., on March 8, 1995, and the company does not know when a decision will be announced. The company's management continues to believe that it has not infringed the Exxon patent and that the patent is invalid. Based on the advice of legal counsel, management believes that the December 1992 trial court judgment will not be upheld on appeal. Therefore, no amount related to the judgement has been recorded in the company's financial statements.

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

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Revenue increased 4% in the first quarter of 1995 compared to the first quarter of 1994. Price increases implemented in the first quarter of 1995 and a more favorable product mix accounted for a 5% increase in revenues, and the impact of translating various international currencies into a weakened U.S. dollar accounted for a 2% increase in revenues. Overall volume in the first quarter of 1995 declined 3% as compared to the first quarter of 1994. Volume declined 8% internationally due to unusually high 1994 spot business in the Middle East that did not recur in 1995, but volume increased 5% in North America. Management expects volumes to increase during the remainder of 1995 and, for the year, to exceed 1994 levels.

Gross profit (sales less cost of sales) increased $12.2 million to $137.4 million in the first quarter of 1995 compared to the same period in 1994. Gross profit as a percentage of sales, increased from 31.5% in the first quarter of 1994 to 33.1% in 1995. This improvement was a result of higher revenues more than offsetting an 8% increase in average material costs per metric ton and reflects the absence of the 1994 spot business to the Middle East which had a relatively low gross profit.

The company's organizational realignment initiatives, which began in 1993, have slowed the rate of increase in its cost and expenses. Selling and administrative expenses increased $1.9 million or 5% compared to the first quarter of 1994. Research, testing and development expenses (technology expenses) increased $1.1 million or 3% compared to the first quarter of 1994. The company's manufacturing, technology and selling and administrative expenses increased a total of 4% over the first quarter of 1994. However, excluding the affects of currency, such expenses increased less than 2%.

During the first quarter of 1995, the company sold 278,200 shares of Genentech, Inc. common stock resulting in a pretax gain of $13.1 million which contributed 13 cents to earnings per share. This compares to a gain of $11.5 million pretax or 11 cents per share in the first quarter of 1994.

Interest expense increased $1.2 million as a result of the higher average borrowings outstanding.

The company's financial position and results of operation are affected by the strengthening or weakening of the U.S. dollar against other currencies in which the company transacts business. In the quarter ended March 31, 1995, the U.S. dollar weakened as compared to the exchange rates in effect at December 31, 1994 and during the first quarter of 1994. The weaker U.S. dollar resulted in the change in the accumulated translation adjustment amount, a component of shareholders' equity, and favorably impacted earnings per share in the first quarter of 1995 by 4 cents.

                            THE LUBRIZOL CORPORATION

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


RESULTS OF OPERATIONS (Continued)

Excluding gains on sale of Genentech common stock, net income was $40.6 million in the first quarter of 1995 compared to $35.8 million in the first quarter of 1994 and the related earnings per share amounts improved by 17% to 63 cents from 54 cents, respectively.

Primarily as a result of selling price increases, a weaker U.S. dollar and a lower rate of spending, consolidated net income increased over the first quarter of 1994 by $5.8 million, or 13%, to $49.1 million resulting in earnings per share of 76 cents in the first quarter of 1995.


WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities during the first quarter of 1995 was $57.7 million, an increase of $30.2 million over the comparable prior year quarter. This increase was attributable to higher earnings, and changing working capital requirements, including an $11.8 million refund of 1994 estimated income tax payments.

Total debt increased $25.5 million from the prior year end and, as a percent of capitalization (shareholders' equity plus short-term and long-term debt), was 18% at March 31, 1995 versus 17% at December 31, 1994. Borrowings, net of debt repayments, were $20.1 million during the first quarter of 1995 and were used to help finance capital expenditures and an acquisition. In addition, translating debt denominated in foreign currencies into U.S. dollars at March 31, 1995 contributed $5.4 million to the increase in debt.

Capital expenditures were $55.3 million in the first quarter of 1995, up 13% over the fourth quarter of 1994 and 64% higher than the first quarter of 1994. These expenditures were primarily in the United States and France, of which 70% pertained to capital additions at manufacturing plants to enhance or maintain production capabilities, including maintaining facilities in compliance with environmental and safety regulations, and the remaining 30% was principally for construction of new administrative and technical facilities at the company's headquarters. Capital expenditures for the 1995 year may exceed the amount spent in 1994 of $160.5 million as the company continues with its capital spending program. At March 31, 1995, the company acquired Engine Control Systems, Ltd., a Canadian company for $3.5 million.

During the first quarter, the company repurchased 462,000 of its common shares for $15.7 million. At March 31, 1995, there was authorization remaining to repurchase .5 million common shares. On April 24, 1995, the company's board of directors authorized an additional 4.0 million shares to be repurchased. The company intends to continue its share repurchase program during 1995.

                            THE LUBRIZOL CORPORATION

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES (Continued)

As a result of these activities, cash and short-term investments increased $4.5 million to $40.9 million at March 31, 1995.

The company's financial position continues to be strong with a ratio of current assets to current liabilities of 2.1 to 1 at March 31, 1995, and 2.5 to 1 at December 31, 1994. Under a currently effective shelf registration statement, the company has the ability to offer to the public up to $100 million of debt securities. Management believes the company's internally generated funds as well as its credit facilities and proceeds available from debt issuable under the shelf registration will be sufficient to meet its capital needs.

Subsequent to March 31, 1995, the company sold its remaining shares of Genentech common stock and realized proceeds of $26.5 million. The company used the after-tax proceeds to repurchase its shares.

As discussed in Note 4 to the financial statements, the company is involved in patent litigation with Exxon Corporation in various countries. Determinations of liability against the company in the U.S., which is subject to appeal, and against Exxon in Canada have been made by the courts. Management is unable to predict the eventual outcomes of this litigation and, therefore, the impact on future cash flows is not known. If Exxon prevails in the U.S., management believes the company has sufficient financial resources to meet any resulting obligation and, other than a potential one-time charge against income, the litigation would not have a material adverse effect on future results of operations.

                          PART II.  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                (11)   Computation of Per Share Earnings

                (27)   Financial Data Schedule

          (b)   Reports on Form 8-K

                There were no reports on Form 8-K filed during the quarter ended March 31, 1995.


                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE LUBRIZOL CORPORATION


                                                  /s/Gregory P. Lieb
                                            ---------------------------------
                                            Gregory P. Lieb
                                            Chief Accounting Officer and
                                              Duly Authorized Signatory of
                                              The Lubrizol Corporation

Date:  May 12, 1995