Form 10-Q
period 1995-06-30
LUBRIZOL CORP
filed 1995-08-11
CIK 60751

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ..... to .....

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

                    Yes   [ X ]         No   [   ]

Number of the registrant's common shares, without par value, outstanding, as of July 31, 1995: 63,542,263

                              PART I.  FINANCIAL INFORMATION
                                 THE LUBRIZOL CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                              June 30         December 31
(In Thousands of Dollars)                                       1995             1994
                                                            ----------        -----------
ASSETS
Cash and short-term investments.......................      $   77,628        $   36,379
Receivables...........................................         288,455           250,392
Inventories:
  Finished products...................................         107,931           102,605
  Products in process.................................          92,586            98,105
  Raw materials and supplies..........................         100,171            97,621
                                                            ----------        ----------
                                                               300,688           298,331
                                                            ----------        ----------
Other current assets..................................          38,586            39,286
                                                            ----------        ----------
                   Total current assets...............         705,357           624,388
Property and equipment - net..........................         647,234           558,744
Investments in nonconsolidated companies..............         105,249           138,013
Intangible and other assets...........................          76,974            73,219
                                                            ----------        ----------
                       TOTAL..........................      $1,534,814        $1,394,364
                                                            ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt.......................................      $   41,919        $   53,700
Accounts payable......................................         109,392           114,244
Income taxes and other current liabilities............         112,490            85,589
                                                            ----------        ----------
                  Total current liabilities...........         263,801           253,533
Long-term debt........................................         218,151           114,161
Postretirement health care obligation.................         100,133            98,453
Noncurrent liabilities................................          70,314            68,799
Deferred income taxes.................................          15,837            27,379
                                                            ----------        ----------
                  Total liabilities...................         668,236           562,325
                                                            ----------        ----------

                              PART I.  FINANCIAL INFORMATION
                                 THE LUBRIZOL CORPORATION


CONSOLIDATED BALANCE SHEETS

                                                              June 30         December 31
(In Thousands of Dollars)                                       1995             1994
                                                            ----------        -----------
Contingencies and commitments
Shareholders' equity:
  Preferred stock without par value - authorized
   and unissued:
    Serial Preferred Stock - 2,000,000 shares
    Serial Preferred Shares - 25,000,000 shares
  Common Shares without par value:
   Authorized 120,000,000 shares
   Outstanding - 63,583,841 shares as of June 30,
    1995 after deducting 22,612,053 treasury shares,
    64,844,560 shares as of December 31, 1994
    after deducting 21,351,334 treasury shares........          83,750            84,059
  Retained earnings...................................         770,423           734,533
  Unrealized gain on marketable securities............                            23,169
  Accumulated translation adjustment..................          12,405            (9,722)
                                                            ----------        ----------
                   Total shareholders' equity.........         866,578           832,039
                                                            ----------        ----------
                       TOTAL..........................      $1,534,814        $1,394,364
                                                            ==========        ==========

Amounts shown are unaudited.

                                 THE LUBRIZOL CORPORATION



CONSOLIDATED STATEMENTS OF INCOME

                                            Second Quarter                Six Months
                                            Ended June 30               Ended June 30
                                         --------------------      -----------------------
(In Thousands Except Per Share Data)       1995        1994          1995          1994
                                         --------    --------      --------       --------
Net sales...........................     $436,774    $407,163      $851,705       $804,979
Royalties and other revenues........        1,690       1,341         3,480          3,218
                                         --------    --------      --------       --------
          Total revenues............      438,464     408,504       855,185        808,197

Cost of sales.......................      287,909     272,442       565,465        545,048
Selling and administrative expenses.       42,166      39,994        83,090         79,031
Research, testing and development
  expenses..........................       44,922      38,665        86,178         78,790
                                         --------    --------      --------       --------
          Total cost and expenses...      374,997     351,101       734,733        702,869

Gain on sale of investments.........       25,353      11,875        38,459         23,387
Other income - net..................        4,190       1,876         8,475          6,481
Interest income.....................        1,256       1,271         2,576          1,910
Interest expense....................       (2,080)       (661)       (4,108)        (1,494)
                                         --------    --------      --------       --------
Income before income taxes..........       92,186      71,764       165,854        135,612
Provision for income taxes..........       30,935      22,632        55,501         43,199
                                         --------    --------      --------       --------
Net income..........................     $ 61,251    $ 49,132      $110,353       $ 92,413
                                         ========    ========      ========       ========
Net income per share................        $ .96       $ .74         $1.71          $1.40
                                            =====       =====         =====          =====

Dividends per share.................        $ .23       $ .22         $ .46          $ .44
                                            =====       =====         =====          =====

Average number of shares outstanding       64,066      65,953        64,394         66,230
                                           ======      ======        ======         ======

Amounts shown are unaudited.

                                 THE LUBRIZOL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Six Months Ended
                                                                            June 30
                                                                   ------------------------
(In Thousands of Dollars)                                            1995           1994
                                                                   --------       --------
Cash provided from (used for):
Operating activities:
Net income...................................................      $110,353       $ 92,413
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation and amortization............................        35,192         30,496
    Deferred income taxes....................................         2,434           (942)
    Equity earnings, net of distributions....................        (3,609)        (5,785)
    Gain on sale of investments..............................       (38,459)       (23,387)
    Change in current assets and liabilities:
      Accounts receivable....................................       (28,116)       (38,769)
      Inventories............................................         7,548         17,203
      Accounts payable and accrued expenses..................        14,982          3,459
      Other current assets...................................        (1,020)        (1,922)
    Other items - net........................................        (4,869)        (3,955)
                                                                   --------       --------
          Total operating activities.........................        94,436         68,811
Investing activities:
Proceeds from sale of investments............................        40,160         24,978
Capital expenditures.........................................      (105,989)       (70,318)
Acquisition of subsidiary....................................        (3,521)
Other - net..................................................         1,971            712
                                                                   --------       --------
          Total investing activities                                (67,379)       (44,628)
Financing activities:
Short-term borrowing (repayment) - net.......................       (12,659)        32,338
Long-term borrowing..........................................       100,064            102
Long-term debt repayment.....................................        (1,339)        (1,128)
Dividends paid...............................................       (29,651)       (29,217)
Common shares purchased, net of options exercised............       (45,121)       (32,557)
                                                                   --------       --------
          Total financing activities.........................        11,294        (30,462)

Effect of exchange rate changes on cash......................         2,898          2,009
                                                                   --------       --------
Net increase (decrease) in cash and short-term investments...        41,249         (4,270)
Cash and short-term investments at the beginning of period...        36,379         24,220
                                                                   --------       --------
Cash and short-term investments at the end of period.........      $ 77,628       $ 19,950
                                                                   ========       ========

Amounts shown are unaudited.

                          THE LUBRIZOL CORPORATION

                 Notes to Consolidated Financial Statements

                                June 30, 1995


1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and December 31, 1994, and the results of operations and the cash flows for the six months ended June 30, 1995 and 1994.

2. Certain of the company's marketable equity securities, included in investments in nonconsolidated companies, were classified as available for sale and carried at fair market value. During the first half of 1995, the company sold all of its remaining shares of Genentech common stock realizing proceeds of $40.2 million and a pretax gain of $38.5 million.

    The company also holds other investments in nonconsolidated companies, including certain investments in marketable securities that are either accounted for on the equity basis or the cost basis due to restrictions placed on the securities. These marketable investments have quoted market values which exceed the book carrying values by $15.6 million at June 30, 1995.

3. On June 26, 1995, the company publicly issued debentures in the aggregate principal amount of $100 million. The debentures are unsecured, senior obligations of the company that mature on June 15, 2025, and bear interest from June 15, 1995 at 7.25% payable semi-annually on June 15 and December 15 of each year. The debentures are not redeemable prior to maturity and are not subject to any sinking fund.

4. The company uses derivative financial instruments only to manage well-defined foreign currency, interest rate and commodity price risk. The company does not use derivative financial instruments for trading purposes. At June 30, 1995, the company had forward contracts to sell currencies at various dates during 1995 for $9.6 million. The maximum amount of foreign currency forward contracts outstanding at any one time during the first six months of 1995 was $15.2 million.

    The company has an interest rate swap agreement that effectively converts floating rate debt on $18.4 million of Marine Terminal Refunding Revenue Bonds due July 1, 2000 to a fixed rate of 6.5%. In addition during the first quarter of 1995, the company entered into an interest rate swap agreement that converts $50 million of variable rate short-term borrowing to a fixed rate of 7.6% for up to 10 years.

                          THE LUBRIZOL CORPORATION

                 Notes to Consolidated Financial Statements

                                June 30, 1995


5. On November 18, 1993, a federal court jury in Houston, Texas, awarded Exxon Corporation $48 million in damages in a patent case brought, in 1989, against the company. The damages award relates to a December 1992 verdict that the company willfully infringed an Exxon patent pertaining to an oil soluble copper additive component. On February 18, 1994, the trial court judge doubled the damages amount and awarded prejudgment interest, court costs and additional attorneys' fees to Exxon. The total amount of the judgment, including previously awarded attorneys' fees, is $129 million. The company has obtained a bond to stay enforcement of the judgment pending the company's appeal discussed below.

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

                          THE LUBRIZOL CORPORATION

              Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations



RESULTS OF OPERATIONS

Revenues increased $29.6 million, or 7% in the second quarter of 1995 compared to the second quarter of 1994 and $46.7 million, or 6% for the six months ended June 30, 1995 compared to the six months ended June 30, 1994. Price increases implemented in 1995 and more favorable product mix increased revenues by 5% in the second quarter of 1995 and 4% in the first six months of 1995 as compared to the respective 1994 periods. In addition, the impact of translating various international currencies into a weakened U.S. dollar accounted for a 5% increase in revenues for both the second quarter and six months ended June 30, 1995. Internationally, volume was down 4% in the second quarter and 6% for the first six months, primarily due to unusually high spot business in the Middle East during 1994 that did not recur in 1995. In North America, volume was down 1% in the second quarter and up 2% for the first six months. Overall, volume declined 3% in both the quarter and the six month periods ended June 30, 1995 as compared to the respective prior periods. Excluding the spot business from the 1994 periods, volume increased 2% for the quarter and 1.5% for the six months ended June 30, 1995.

Gross profit (sales less cost of sales) increased 10% to $148.9 million for the second quarter and 10% to $286.2 million for the first six months of 1995 as compared to the respective periods of the previous year. Gross profit as a percent of sales increased from 33.1% to 34.1% for the quarter and from 32.3% to 33.6% for the six months ended June 30, 1995. This improvement was a result of higher revenues more than offsetting an increase in average material cost per metric ton, including mix and currency, of 12% for the quarter and 10% for the six months ended June 30, 1995 combined with the absence of the 1994 spot business in the Middle East which had a relatively low gross profit. Favorable currency effects also increased gross profit as a percent of sales by approximately one-half percentage point for the quarter and for the first six months of 1995.

The company's organizational realignment initiatives, which began in 1993, have slowed the rate of increase in its cost and expenses. Selling and administrative expenses increased 5% for both the second quarter and six month period ended June 30, 1995 as compared to the prior year. Research, testing and development expenses (technology expenses) increased 16% for the second quarter and 9% for the six month period ended June 30, 1995. Technology expenses have increased over the respective 1994 periods as a result of increased emphasis on longer-term strategic research and timing of the various testing programs related to product development worldwide. Technology expenses for the second half of 1995 are expected to be slightly higher than the first half levels due to testing for new engine oil specifications in both the United States and Europe. The company's manufacturing, technology and selling and administrative expenses increased a total of 5% compared to the first six months of 1994. However, excluding the effects of currency, such expenses increased less than 1%. Selling, administrative and technology expenses for the first six months of 1995 were just below 20% of revenues, which is consistent with management's goal.

                          THE LUBRIZOL CORPORATION

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations



RESULTS OF OPERATIONS (Continued)

The company sold all of its remaining 552,700 shares of Genentech, Inc. common stock in the second quarter of 1995 resulting in a pretax gain of $25.4 million (26 cents per share after tax). For the first six months of 1995, such gains were $38.5 million (39 cents per share). During 1994, the company had pretax gains on the sales of Genentech common stock of $11.9 million (12 cents per share after tax) for the second quarter and $23.4 million (23 cents per share) for the six months.

Other income-net increased $2.3 million in the second quarter of 1995 and $2.0 million in the six month period ended June 30, 1995, as compared to the respective 1994 periods. Other income includes the results of the company's investment in Mycogen Corporation and its agribusiness joint venture. Mycogen's earnings are seasonal with the majority of its income recorded in the first half of the year and losses recorded in the second half. Compared to 1994, equity earnings from Mycogen were $1.9 million less for the second quarter and $2.5 million less for the six months as a result of lower consolidated earnings of Mycogen. Other gains, including favorable exchange gains, and improved equity earnings from the company's specialty chemical joint ventures more than offset the lower equity earnings from Mycogen.

Interest expense increased $1.4 million for the quarter and $2.6 million for the six months ended June 30, 1995, due to higher average borrowings outstanding to meet the requirements of the capital expenditure and share repurchase programs.

The company transacts business in over 100 counties around the world. As the U.S. dollar strengthens or weakens against other international currencies, the financial results of the company will be affected. During 1995, the U.S. dollar has weakened, primarily against the French franc, German deutsche mark and Japanese yen, compared to the respective 1994 periods. This resulted in favorable currency effects on operations of 8 cents per share in the second quarter and 13 cents per share for the six months ended June 30, 1995.

As a result of the factors discussed above and a higher effective tax rate, net income increased $12.1 million, or 25% for the second quarter, and increased $17.9 million, or 19% for the first six months of 1995 as compared to the respective periods of 1994.

Excluding the gain on sale of Genentech common stock, earnings per share were $.70 for the second quarter and $1.32 for the first six months of 1995, an increase of 13% for each period as compared to 1994. This improvement was primarily the result of higher product pricing, positive currency effects and the benefits of cost management initiatives offsetting the negative impact of lower volume and higher raw material costs.

                          THE LUBRIZOL CORPORATION

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities was $94.4 million for the six months ended June 30, 1995, compared to $68.8 million for the first six months of 1994. The increase of $25.6 million is attributable to improved earnings and favorable changes in working capital requirements.

In late June 1995, the company publicly issued $100 million of 7.25% debentures due in 30 years. The net proceeds from this debt issuance are being used to repay outstanding commercial paper borrowings as they mature. Due to the timing of commercial paper maturities, approximately $26 million of the debt proceeds was included in cash at June 30, 1995 and, subsequently, used to repay commercial paper after that date. Total short- and long-term debt at June 30, 1995 was $260.1 million compared to $167.9 million at December 31, 1994. The percent of debt to total capital increased to 23% at June 30, 1995 from 17% at December 31, 1994.

Capital expenditures were $106 million in the first six months of 1995, up 51% over the first six months of 1994. Capital expenditures in the second quarter of 1995 were $50.7 million as compared to $55.3 million during the first quarter of 1995. These expenditures were primarily in the United States and France, of which 70% pertained to capital additions at manufacturing plants to enhance or maintain production capabilities, including maintaining facilities in compliance with environmental and safety regulations, and the remaining 30% was principally for construction of new administrative and technical facilities at the company's headquarters. Capital expenditures for the 1995 year are expected to be between $190 and $200 million as the company continues with its capital spending program. Management expects capital expenditures will begin to decline in 1996 as a result of the completion of major projects.

The company repurchased 875,000 and 462,000 of its common shares during the second and first quarters of 1995, respectively, for an aggregate cost of $46.5 million. The company historically has used the after-tax proceeds from its sale of Genentech common stock, as well as operating cash flow, to repurchase its common shares. At June 30, 1995, there were approximately 3.7 million shares remaining under the company's authorized share repurchase program. Although the company has sold its remaining investment in Genentech, it intends to continue its share repurchase program at a reduced rate for the remainder of 1995.

As a result of these activities, cash and short-term investments increased $41.2 million to $77.6 million at June 30, 1995.

                          THE LUBRIZOL CORPORATION

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES (Continued)

The company's financial position continues to be strong with a ratio of current assets to current liabilities of 2.7 to 1 at June 30, 1995, and 2.5 to 1 at December 31, 1994. This increase reflects the replacement of short-term debt with the issuance of $100 million in long-term debentures in June 1995. Management believes the company's credit facilities and internally generated funds will be sufficient to meet its capital needs.

As discussed in Note 5 to the financial statements, the company is involved in patent litigation with Exxon Corporation in various countries. Determinations of liability against the company in the U.S., which is subject to appeal, and against Exxon in Canada have been made by the courts. Management is unable to predict the eventual outcomes of this litigation and, therefore, the impact on future cash flows is not known. If Exxon prevails in the U.S., management believes the company has sufficient financial resources to meet any resulting obligation and, other than a potential one-time charge against income, the litigation will not have a material adverse effect on future results of operations.

                         PART II.  OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Shareholders of the Corporation was held April 24, 1995. The following matters were voted on by the shareholders:

    1.  Election of directors:

        (a) William P. Madar. The vote was 55,804,073 shares for and 171,380 shares to withhold authority.

        (b) Richard A. Miller. The vote was 55,689,423 shares for and 286,030 shares to withhold authority.

        (c) Karl E. Ware. The vote was 55,749,841 shares for and 225,612 shares to withhold authority.

    2. A proposal to confirm the appointment of Deloitte & Touche LLP as independent auditors. The vote was 55,710,705 shares for; 117,432 shares against; and 147,316 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (10)    Deferred Compensation Plan for Officers
                      (As Amended June 17, 1995)

              (11)    Computation of Per Share Earnings

              (27)    Financial Data Schedule

         (b) During the quarter ended June 30, 1995, The Lubrizol Corporation filed a Current Report on Form 8-K dated June 23, 1995, reporting under "Item 5 - Other Events," an Exhibit 12 setting forth the computation of the ratio of earnings to fixed charges for each of the five years in the period ended December 31, 1994 and for the three month periods ended March 31, 1995 and 1994.

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

Date: August 11, 1995