Form 10-Q
period 1995-09-30
LUBRIZOL CORP
filed 1995-11-09
CIK 60751

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1995

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

                    Yes   [ X ]         No   [   ]

Number of the registrant's common shares, without par value, outstanding, as of October 31, 1995: 63,226,167

                              PART I.  FINANCIAL INFORMATION
                                 THE LUBRIZOL CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                            September 30      December 31
(In Thousands of Dollars)                                       1995             1994
                                                            ------------      -----------
ASSETS
Cash and short-term investments.......................      $   28,818        $   36,379
Receivables...........................................         272,299           250,392
Inventories:
  Finished products...................................          99,049           102,605
  Products in process.................................          91,284            98,105
  Raw materials and supplies..........................         115,232            97,621
                                                            ----------        ----------
                                                               305,565           298,331
                                                            ----------        ----------
Other current assets..................................          42,882            39,286
                                                            ----------        ----------
                   Total current assets...............         649,564           624,388
Property and equipment - net..........................         661,025           558,744
Investments in nonconsolidated companies..............         102,003           138,013
Intangible and other assets...........................          76,243            73,219
                                                            ----------        ----------
                       TOTAL..........................      $1,488,835        $1,394,364
                                                            ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt.......................................      $   13,779        $   53,700
Accounts payable......................................         111,921           114,244
Income taxes and other current liabilities............         115,781            85,589
                                                            ----------        ----------
                  Total current liabilities...........         241,481           253,533
Long-term debt........................................         196,366           114,161
Postretirement health care obligation.................         100,973            98,453
Noncurrent liabilities................................          69,459            68,799
Deferred income taxes.................................          16,088            27,379
                                                            ----------        ----------
                  Total liabilities...................         624,367           562,325
                                                            ----------        ----------
Contingencies and commitments
Shareholders' equity:
  Preferred stock without par value - authorized
   and unissued:
    Serial Preferred Stock - 2,000,000 shares
    Serial Preference Shares - 25,000,000 shares
  Common Shares without par value:
   Authorized 120,000,000 shares
   Outstanding - 63,297,216 shares as of September 30,
    1995 after deducting 22,898,678 treasury shares,
    64,844,560 shares as of December 31, 1994
    after deducting 21,351,334 treasury shares........          83,657            84,059
  Retained earnings...................................         774,124           734,533
  Unrealized gain on marketable securities............                            23,169
  Accumulated translation adjustment..................           6,687            (9,722)
                                                            ----------        ----------
                   Total shareholders' equity.........         864,468           832,039
                                                            ----------        ----------
                       TOTAL..........................      $1,488,835        $1,394,364
                                                            ==========        ==========

Amounts shown are unaudited.

                                 THE LUBRIZOL CORPORATION



CONSOLIDATED STATEMENTS OF INCOME

                                             Third Quarter               Nine Months
                                          Ended September 30         Ended September 30
                                         -------------------       ----------------------
(In Thousands Except Per Share Data)       1995        1994          1995          1994
                                         --------    --------      ----------   ----------
Net sales...........................     $412,428    $396,478      $1,264,133   $1,201,457

Royalties and other revenues........        1,296       1,377           4,776        4,595
                                         --------    --------      ----------   ----------
          Total revenues............      413,724     397,855       1,268,909    1,206,052

Cost of sales.......................      282,443     261,877         847,908      806,925
Selling and administrative expenses.       39,862      38,626         122,952      117,657
Research, testing and development
  expenses..........................       46,421      41,893         132,599      120,683
                                         --------    --------      ----------   ----------
          Total cost and expenses...      368,726     342,396       1,103,459    1,045,265

Gain on sale of investments.........                   12,019          38,459       35,406
Other income (expense) - net........       (2,905)      1,904           5,570        8,385
Interest income.....................        1,035         952           3,611        2,862
Interest expense....................       (2,278)       (494)         (6,386)      (1,988)
                                         --------    --------      ----------   ----------
Income before income taxes..........       40,850      69,840         206,704      205,452
Provision for income taxes..........       12,908      21,907          68,409       65,106
                                         --------    --------      ----------   ----------
Net income..........................     $ 27,942    $ 47,933      $  138,295   $  140,346
                                         ========    ========      ==========   ==========
Net income per share................        $ .44       $ .73           $2.16        $2.13
                                            =====       =====           =====        =====

Dividends per share.................        $ .23       $ .22           $ .69        $ .66
                                            =====       =====           =====        =====

Average number of shares outstanding       63,460      65,486          64,083       65,982

Amounts shown are unaudited.

                                 THE LUBRIZOL CORPORATION


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Nine Months Ended
                                                                        September 30
                                                                   ------------------------
(In Thousands of Dollars)                                             1995         1994
                                                                   ----------   ----------
Cash provided from (used for):
Operating activities:
Net income...................................................      $  138,295   $  140,346
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation and amortization............................          54,536       48,122
    Deferred income taxes....................................           1,740          902
    Equity earnings, net of distributions....................            (443)      (4,078)
    Gain on sale of investments..............................         (38,459)     (35,406)
    Change in current assets and liabilities:
      Accounts receivable....................................         (15,199)     (19,804)
      Inventories............................................          (1,262)      13,435
      Accounts payable and accrued expenses..................          22,260       (2,212)
      Other current assets...................................          (4,643)      (6,891)
    Other items - net........................................          (3,660)      (3,957)
                                                                   ----------   ----------
          Total operating activities.........................         153,165      130,457
Investing activities:
Proceeds from sale of investments............................          40,160       37,713
Capital expenditures.........................................        (143,750)    (111,479)
Acquisition of subsidiary....................................          (3,521)      (1,502)
Other - net..................................................           3,170         (366)
                                                                   ----------   ----------
          Total investing activities                                 (103,941)     (75,634)
Financing activities:
Short-term borrowing (repayment) - net.......................         (44,934)      60,487
Long-term borrowing..........................................         100,064          102
Long-term debt repayment.....................................         (14,313)      (2,007)
Dividends paid...............................................         (44,277)     (43,660)
Common shares purchased, net of options exercised............         (54,829)     (51,495)
                                                                   ----------   ----------
          Total financing activities.........................         (58,289)     (36,573)

Effect of exchange rate changes on cash......................           1,504        3,250
                                                                   ----------   ----------
Net increase (decrease) in cash and short-term investments...          (7,561)      21,500
Cash and short-term investments at the beginning of period...          36,379       24,220
                                                                   ----------   ----------
Cash and short-term investments at the end of period.........      $   28,818   $   45,720
                                                                   ==========   ==========

Amounts shown are unaudited.

                          THE LUBRIZOL CORPORATION

                 Notes to Consolidated Financial Statements

                             September 30, 1995


1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and December 31, 1994, and the results of operations and the cash flows for the nine months ended September 30, 1995 and 1994.

2. Certain of the company's marketable equity securities, included in investments in nonconsolidated companies, were classified as available for sale and carried at fair market value. During the first half of 1995, the company sold all of its remaining shares of Genentech common stock realizing proceeds of $40.2 million and a pretax gain of $38.5 million.

    The company also holds other investments in nonconsolidated companies, including certain investments in marketable securities that are either accounted for on the equity basis or the cost basis due to restrictions placed on the securities. These marketable investments have quoted market values which exceed the book carrying values by $56.7 million at September 30, 1995.

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

4. The company uses derivative financial instruments only to manage well-defined foreign currency, interest rate and commodity price risk. The company does not use derivative financial instruments for trading purposes. The maximum amount of foreign currency forward contracts outstanding at any one time during the first nine months of 1995 was $15.2 million of which $1.0 is outstanding at September 30, 1995.

    The company has an interest rate swap agreement that effectively converts floating rate interest payable on $18.4 million of Marine Terminal Refunding Revenue Bonds due July 1, 2000 to a fixed rate of 6.5%. In addition during the first quarter of 1995, the company entered into an interest rate swap agreement that converts $50 million of variable rate borrowings to a fixed rate of 7.6% for up to 10 years.

                          THE LUBRIZOL CORPORATION

                 Notes to Consolidated Financial Statements

                             September 30, 1995


5. On November 18, 1993, a federal court jury in Houston, Texas, awarded Exxon Corporation $48 million in damages in a patent case brought, in 1989, against the company. The damages award related to a December 1992 verdict that the company willfully infringed an Exxon patent pertaining to an oil soluble copper additive component. On February 18, 1994, the trial court judge doubled the damages amount and awarded prejudgment interest, court costs and additional attorneys' fees to Exxon. The total amount of the judgment, including previously awarded attorneys' fees, was $129 million.

    On September 5, 1995, the United States Court of Appeals for the Federal Circuit in Washington, D.C., which has jurisdiction over all patent cases, overturned the jury verdict that the company infringed the Exxon patent and entered judgment in favor of Lubrizol as a matter of law. The ruling also vacated an injunction against the company and the $129 million judgment. Exxon is seeking rehearing with the same court in Washington, D.C.

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

                          THE LUBRIZOL CORPORATION

              Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations



RESULTS OF OPERATIONS

Revenues increased by $15.9 million, or 4% in the third quarter of 1995 compared to the third quarter of 1994 and by $62.9 million, or 5% for the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994. On a year-to-year comparable period basis, revenues for the third quarter and first nine months of 1995 were favorably affected by price/mix and by currency and were unfavorably affected by volume. Specifically, price increases implemented in early 1995 and more favorable product mix increased revenues by 2% for the third quarter and by 3% for the first nine months of 1995. In addition, the impact of translating various international currencies into a weakened U.S. dollar increased revenues by 3% for the third quarter and by 4% for the nine month period. Volume was down 1% and 3%, respectively, in the three month and nine month periods ended September 30, 1995. Sequentially, revenues in the third quarter of 1995 were 6% lower than the second quarter. This revenue decline was caused by unfavorable price/product mix (2%), lower volume (3%) and unfavorable currency (1%).

The volume decline in the third quarter was in North America, where volumes fell 3% as compared to the third quarter of 1994. Sequentially, volume declined 5% in North America from the second quarter of 1995. Demand for engine oil lubricants in North America has been weak, causing lower additive shipment volumes. For the comparative nine month period, volume in international markets declined 4% and in North America was even compared with the prior year. International volume was lower due to spot business in the Middle East that occurred primarily during the first half of 1994 and that did not recur in 1995. Excluding this spot business from 1994, volume would have increased 2% internationally and 1% overall for the first nine months of 1995.

Sales volumes in the future will be affected by a new North American passenger car motor oil specification. The company has developed additive packages that meet this new specification, which will require approximately 10% less additive levels than the existing specification. The new specification, absent changes in market share, is expected to negatively affect annual volume in North America by 4% (1.5% on worldwide volume) due to the lower additive treat rate. The majority of the company's customers are expected to convert to this new specification by the middle of 1996.

                          THE LUBRIZOL CORPORATION

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations



RESULTS OF OPERATIONS (Continued)

Gross Profit (sales less cost of sales) decreased 3% to $130 million for the third quarter and increased by 6% to $416.2 million for the first nine months of 1995 as compared to the respective periods of the previous year. Gross profit as a percent of sales declined to 31.5% for the third quarter of 1995 from 33.9% for the third quarter of 1994 as raw material costs increased almost twice as fast as selling prices, including the affects of currency and mix. Sequentially, lower volume and unfavorable mix caused the gross profit percentage to decline from the 34.1% rate achieved in the second quarter of 1995. Gross profit increased in the first nine months of 1995 as compared to 1994, as higher average selling prices, aided by favorable currency and mix, more than offset a 10% increase in average material cost, including currency and mix. Gross profit as a percent of sales improved slightly to 32.9% for the first nine months of 1995 compared to 32.8% for the same period of 1994.

Selling and administrative expenses increased 3% for the third quarter and 5% for the nine month period ended September 30, 1995 as compared to the prior year. Research, testing and development expenses (technology expenses) increased 11% for the third quarter and 10% for the nine month period ended September 30, 1995. Technology expenses have increased, as anticipated, over the respective 1994 periods and sequentially quarter to quarter during 1995 as a result of the timing of various testing programs related to product development worldwide and a greater emphasis on longer-term strategic research.

The company's manufacturing and organizational realignment initiatives, which began in 1993, have slowed the rate of increase in the company's cost and expenses. When complete, these initiatives will have reduced the number of the company's production units by one-third, and the number of employees will have been reduced by approximately 5% through early retirement programs or attrition. Through September 30, 1995, the company has completed approximately three-fourths of the production unit reductions and employee reductions under these initiatives. The company has also progressed in its efforts to create a more simplified and rationalized line of products. The company's manufacturing expenses increased 4% and selling and administrative expenses increased 5% for the nine month period ended September 30, 1995 as compared to the prior year. However, after excluding the negative impact of currency and an acquisition made in 1995, manufacturing costs declined by 1% and selling and administrative expenses increased 2%. On a year-to-date basis, management is on target with its goal of holding selling, administrative and technology expenses at or below 20%

The company sold all of its remaining shares of Genentech, Inc. common stock during the first half of 1995 realizing a pretax gain of $38.5 million (39 cents per share after tax). During 1994, the company had pretax gains on the sale of Genentech common stock of $12.0 million (12 cents per share) for the third quarter and $35.4 million (35 cents per share) for the nine months ended September 30.

                          THE LUBRIZOL CORPORATION

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations



RESULTS OF OPERATIONS (Continued)

Other income - net, declined $4.8 million for the third quarter and $2.8 million for the nine months ended September 30, 1995 as compared to the respective 1994 periods. Other income includes the results of the company's investment in Mycogen Corporation and its agribusiness joint venture. Mycogen's earnings are seasonal with the majority of its income recorded in the first half of the calendar year and losses recorded in the second half. Compared to 1994, equity losses from Mycogen were $2.8 million greater in the third quarter and $5.2 million greater in the first nine months of 1995 as a result of higher consolidated losses of Mycogen. In addition, fluctuations in exchange gains (losses) and improved equity earnings from the company's specialty chemical joint ventures contributed to the change in Other income - net between the periods.

Interest expense increased $1.8 million for the quarter and $4.4 million for the nine months ended September 30, 1995 as a result of higher average debt outstanding to meet the requirements of the capital expenditure and share repurchase programs. The average daily balance of debt outstanding was $205 million for the nine month period ended September 30, 1995, as compared to $108 million for the same period in 1994.

The company transacts business in over 100 countries around the world. As the U.S. dollar strengthens or weakens against other international currencies, the financial results of the company will be affected. During 1995, the U.S. dollar has weakened, primarily against the French franc, German deutsche mark and Japanese yen, as compared to the respective 1994 periods. This resulted in favorable currency effects on operations of 6 cents per share in the third quarter and 19 cents per share for the nine months ended September 30, 1995. However, sequentially, the U.S. dollar strengthened during the third quarter when compared with exchange rates in effect during the second quarter of 1995 which had a slightly negative affect on earnings per share.

As a result of the factors discussed above and a higher effective tax rate, net income decreased 42% or $20.0 million for the third quarter, and decreased 1% or $2.1 million for the nine month period ended September 30, 1995, as compared to the respective 1994 periods.

Excluding from earnings per share the gains realized from sale of Genentech common stock, third quarter earnings per share declined 28% to 44 cents in 1995 from 61 cents in 1994 and year-to-date earnings per share were $1.77 in 1995 compared with $1.78 in 1994.

                          THE LUBRIZOL CORPORATION

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations



RESULTS OF OPERATIONS (Continued)

While management has been successful in controlling operating expenses this year, the lower volume and higher material costs have offset the benefits of the company's cost control efforts. In addition, higher agribusiness equity losses and higher interest expense further reduced earnings. The negative factors impacting the company's business in the third quarter will continue to pressure earnings in the fourth quarter. As a result, despite a strong first half of 1995, management's objective of a 10% earnings per share growth in 1995 will not be achieved. Despite disappointing results in the third quarter, the company remains in a strong commercial and financial position. The company believes it has gained market share in a consolidating additive industry at a time when the demand for finished lubricants has been weakening.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities was $153.2 million for the nine months ended September 30, 1995, compared to $130.5 million for the same period of 1994. This increase is attributable to changes in working capital requirements.

In June 1995, the company publicly issued $100 million of 7.25% debentures due at the end of 30 years. The net proceeds from this debt issuance were used to repay a portion of the commercial paper borrowings outstanding. The total short and long-term debt at September 30, 1995 was $210.1 million compared to $260.1 at June 30, 1995 and $167.9 million at December 31, 1994. The decrease in total debt outstanding from June 30, 1995 was due to the utilization of $26 million of the debt proceeds received in June 1995 to repay commercial paper borrowings maturing after June 30, 1995 and repayment of borrowings from cash flow generated during the third quarter. The percent of debt to total capital was 20% at September 30, 1995, compared to 17% at December 31, 1994.

Capital expenditures were $143.8 million during the first nine months of 1995, an increase of 29% over the comparable period of 1994. Capital expenditures in 1995 were $37.8 million in the third quarter, $50.7 million in the second quarter and $55.3 million in the first quarter. This decline in quarterly spending is reflective of the completion of several major projects. Capital expenditures were primarily in the United States and France, of which 70% pertained to capital additions at manufacturing plants to enhance or maintain production capabilities, including maintaining facilities in compliance with environmental and safety regulations, and the remaining 30% was principally for construction of new technical and administrative facilities at the company's headquarters. Capital spending for the year will be approximately $10 million below the company's previously estimated range of $190-$200 million. As a result of the completion of several major projects, management estimates capital spending in 1996 will be below $150 million.

                          THE LUBRIZOL CORPORATION

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations



WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES (Continued)

The company maintains an active share repurchase program and at September 30, 1995, had 3.4 million shares remaining under its current share repurchase authorizations. The company repurchased 298,000 shares of its common stock during the third quarter of 1995, bringing the total number of shares acquired to 1,635,000 for the nine month period. The aggregate cost of the shares acquired during 1995 has been $56.5 million.

Primarily as a result of these activities, and the payment of dividends, cash and short-term investments decreased $7.6 million from December 31, 1994 to $28.8 million at September 30, 1995.

The company's ratio of current assets to current liabilities was 2.7 to 1 at September 30, 1995 as compared to 2.5 to 1 at December 31, 1995. This improvement in ratio reflects the replacement of short-term debt with the issuance of $100 million in long-term debentures in June 1995. Management believes the company's credit facilities and internally generated funds will be sufficient to meet its future capital needs.

As discussed in Note 5 to the financial statements, the company is involved in patent litigation with Exxon Corporation, in various countries. On September 5, 1995, the United States Court of Appeals for the Federal Circuit in Washington, D.C., overturned a Houston, Texas jury verdict that the company had infringed an Exxon patent pertaining to an oil soluble copper additive component and found that the company had not infringed the Exxon patent. This ruling also overturns a $129 million judgment entered against the company on February 18, 1994. Exxon is seeking a rehearing with the same court in Washington, D.C. In a separate patent case in Canada, liability against Exxon and in favor of the company has been made by the Canadian court. Pending the outcome of the appeals process for the award to the company of $15 million in penalty damages and the determination of the compensation damages by the Canadian courts, a reasonable estimation of the company's potential recovery for damages can not be made at this time.

                         PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings

    The company is a party in a case brought by Exxon Corporation and its affiliates, Exxon Chemical Patents, Inc. and Exxon Research & Engineering Company, in the Southern District of Texas, Houston Division on September 19, 1989. In December 1992, the trial jury rendered a verdict that the company willfully infringed an Exxon patent pertaining to an oil soluble copper additive component. In early 1993, the court prohibited the company from making or selling any additive packages in the United States that contained this component. In November 1993, a jury awarded Exxon $48 million in damages, and in February 1994, the trial court judge doubled the damages amount and awarded prejudgment interest, court costs and additional attorney's fees. The total amount of the judgment, including attorneys' fees, was $129 million. On September 5, 1995, the United States Court of Appeals for the Federal Circuit in Washington, D.C., which has jurisdiction over all patent cases, overturned the jury verdict that the company had infringed the Exxon patent, and entered judgment in favor of Lubrizol as a matter of law, holding that no reasonable jury could find any of Lubrizol's products to be infringing on the evidence presented. The ruling also vacated the injunction against the company and the $129 million judgment. Exxon is seeking rehearing with the same court in Washington, D.C.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (10)    Deferred Compensation Plan for Officers
                      (As Amended September 25, 1995)

              (11)    Computation of Per Share Earnings

              (27)    Financial Data Schedule

         (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended
              September 30, 1995.

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

Date: November 9, 1995