Form 10-K405
period 1995-12-31
LUBRIZOL CORP
filed 1996-03-28
CIK 60751

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

                 For the transition period from ..... to .....

                         Commission file number 1-5263
                            THE LUBRIZOL CORPORATION
             (Exact name of registrant as specified in its charter)

                  OHIO                                     34-0367600
         (State of incorporation)           (I.R.S. Employer Identification No.)

                            29400 Lakeland Boulevard
                          Wickliffe, Ohio  44092-2298
         (Address of principal executive officers, including zip code)

Registrant's telephone number, including area code: (216) 943-4200 Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
      Title of each class                                  on which registered
-------------------------------                         ------------------------
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
                             Yes  X     No
                                 ---      ------
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value (on basis of closing sale price) of voting stock held by nonaffiliates as of March 4, 1996: $1,851,637,950

         Number of the registrant's Common Shares, without par value, outstanding as of March 4, 1996: 62,493,759

                      Documents Incorporated by Reference
                      -----------------------------------

         Portions of the registrant's 1995 Annual Report to its shareholders (Incorporated into Part I and II of this Form 10-K)

         Portions of the registrant's Proxy Statement dated March 13, 1996 (Incorporated into Part III of this Form 10-K)

                                     PART I
                                     ------


ITEM 1.  BUSINESS

                 The Lubrizol Corporation was organized under the laws of Ohio in 1928. The company began business as a compounder of special-purpose lubricants, and in the early 1930's was among the first to commence research in the field of lubricant additives. Today, the company is a full service
supplier of performance chemicals to diverse markets worldwide.   These
specialty chemical products are created through the application of advanced chemical and mechanical technologies to enhance the performance, quality and value of the customer products in which they are used. The company develops, produces and sells specialty additive systems for gasoline and diesel engine lubricating oils, for automatic transmission fluids and for gear oils and marine and tractor lubricants. The company also supplies specialty products for industrial lubricants and functional fluids, fuel additives and diversified specialty chemical products.

                 Prior to December 1, 1992, the company had a separately reportable Agribusiness segment. That segment developed, produced and marketed planting seeds and specialty vegetable oils, and also conducted strategic biotechnology research and development. In 1992, the company transferred substantially all of its Agribusiness segment, other than the specialty vegetable oil operations, to Mycogen Corporation and to a joint venture formed with Mycogen. As a result of this and subsequent related transactions, the company acquired interests in Mycogen and a Mycogen affiliate, which interests were sold by the company in February 1996. (Please refer to Note 16 to the Financial Statements which is included in the company's 1995 Annual Report to its shareholders and is incorporated herein by reference.)

                 PRINCIPAL PRODUCTS. The company's principal products are additive systems for gasoline and diesel engine oils, automatic transmission fluids, gear oils, industrial fluids, metalworking compounds and fuels. The company also offers other specialty chemical products. Additives for engine oils accounted for 51% of consolidated revenues in 1995 and 1994, and 50% in 1993. Additives for driveline oils accounted for 24%, 24% and 19% of consolidated revenues for these respective periods.

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

                 COMPETITION. The chemical additive field is highly competitive in terms of price, product performance and customer service. The company's principal competitors, both in the United States and overseas, are three major petroleum companies and one chemical company. The petroleum companies produce lubricant and fuel additives for their own use, and also sell additives to others. These competing companies are also customers of the company. Excluding viscosity improvers, management believes, based on volume sold, that the company is the largest supplier to the petroleum industry of performance chemicals for lubricants.

                 CUSTOMERS. In the United States, the company markets its additive products through its own sales organization. The company's additive customers consist primarily of oil refiners and independent oil blenders and are located in more than 100 countries. Approximately 60% of the company's sales are made to customers outside of North America. The company's ten largest customers, most of which are international oil companies and a number of which are groups of affiliated entities, accounted for approximately 44% of consolidated sales in 1995. Although the loss of any one of these customers could have a material adverse effect on the company's business, each is made up of a number of separate business units that the company believes make independent purchasing decisions with respect to chemical additives. Sales to Mobil Corporation and its affiliates accounted for 10% of consolidated sales in 1995, and no customer exceeded 10% of consolidated sales in either 1994 or 1993.

                 RAW MATERIALS. The company utilizes a broad variety of chemical raw materials in the manufacture of its additives and uses oil in processing and blending additives. These materials are obtainable from several sources, and for the most part are derived from petroleum. Unstable political and economic conditions in the Middle East have caused and may continue to cause the cost of raw materials to fluctuate significantly; however, the availability of raw materials to the company has not been significantly affected when these conditions occurred. The company expects raw materials to be available in adequate quantities during 1996.

                 RESEARCH, TESTING AND DEVELOPMENT. The company has historically emphasized research and has developed a large percentage of the additives it manufactures and sells. Technological developments in the design of engines and other automotive equipment, combined with rising demands for environmental protection and fuel economy, require increasingly sophisticated chemical additives to meet industry performance standards. The frequency of changes in industry performance standards compresses time cycles for new product development and affects the company's technical spending patterns.

                 Research and development expenditures were $104.9 million in 1995, $90.7 million in 1994 and $88.5 million in 1993. These amounts were equivalent to 6.3%, 5.7% and 5.8% of the respective revenues for such years. These amounts include expenditures for the performance evaluation of additive developments in engines and other types of mechanical equipment as well as expenditures for the development of specialty chemicals for industrial applications. In addition, $74.7 million, $74.8 million and $83.0 million was spent in 1995, 1994 and 1993, respectively, for technical service activities, principally for evaluation in mechanical equipment of specific lubricant formulations designed for the needs of petroleum industry customers throughout the world.

                 The company has two research facilities at Wickliffe, Ohio, one of which is principally for lubricant additive research and the other for research in the field of other specialty chemicals. The company also maintains a mechanical testing laboratory at Wickliffe, equipped with a variety of gasoline and diesel engines and other mechanical equipment to evaluate the performance of additives for lubricants and fuels. The company has similar mechanical testing laboratories in England and Japan and, in addition, makes extensive use of independent contract research firms. Extensive field testing is also conducted through various arrangements with fleet operators and others.

                 Liaison offices in Detroit, Michigan; Hazelwood, England; Hamburg, Germany; Tokyo, Japan; and Paris, France maintain close contact with the principal automotive and equipment manufacturers of the world and keep the company abreast of the performance requirements for its products in the face of changing technologies. These liaison activities also serve as contacts for cooperative development and evaluation of products for future applications. Contacts with the automotive and equipment industry are important so the company may have the necessary direction and lead time to develop products for use in engines, transmissions, gear sets, and other areas of equipment that require lubricants of advanced design.

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

                 The company has filed claims against Exxon Corporation and its affiliates ("Exxon") alleging infringements by Exxon of certain of the company's patents. These suits are pending in the United States, Canada, France and the United Kingdom, and are at various stages. The international suits allege infringement of patents that correspond to a United States patent admitted as valid by Exxon in a settlement in 1988. In the suit in Canada, a determination of liability has been made by the courts against Exxon and in favor of the company, and the case has been returned to the trial court for an assessment of damages. In another patent infringement suit, instituted by Exxon in the United States, liability and damage determinations, previously made in favor of Exxon and against the company, have been overturned by an appeals court. For further information regarding these cases, refer to Note 18 to the Financial Statements which is included in the company's 1995 Annual Report to its shareholders and is incorporated herein by reference.

                 ENVIRONMENTAL MATTERS. The company is subject to federal, state and local laws and regulations designed to protect the environment and limit manufacturing wastes and emissions. The company believes that as a general matter its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the consequent financial liability to the company. Compliance with the environmental laws and regulations requires continuing management effort and expenditures by the company. Capital expenditures for environmental projects approximated $37 million in 1995, and over the past three years have averaged 16% of annual capital spending. Management believes that the cost of complying with environmental laws and regulations will not have a material affect on the earnings, liquidity or competitive position of the company.

                 The company is engaged in the handling, manufacture, use, transportation and disposal of substances that are classified as hazardous or toxic by one or more regulatory agencies. The company believes that its handling, manufacture, use, transportation and disposal of such substances generally have been in accord with environmental laws and regulations.

                 Among other environmental laws, the company is subject to the federal "Superfund" law, under which the company has been designated as a "potentially responsible party" that may be liable for cleanup costs associated with various waste sites, some of which are on the U.S. Environmental Protection Agency Superfund priority list. The company's experience, consistent with what it believes to be the experience of others in similar cases, is that Superfund site liability tends to be apportioned among parties based upon contribution of materials to the Superfund site. Accordingly, the company measures its liability and carries out its financial reporting responsibilities with respect to Superfund sites based upon this standard, even though Superfund site liability is technically joint and several in nature.
The company views the expense of remedial cleanup as a part of its product cost, and accrues for estimated environmental liabilities with charges to cost of sales. Management considers its environmental accrual to be adequate to provide for its portion of costs for all known environmental matters, including Superfund sites. Based upon consideration of currently available information, management does not believe liabilities for environmental matters will have a material adverse affect on the company's financial position, operating results or liquidity.

General
-------

                 EMPLOYEES. At December 31, 1995, the company and its whollyowned subsidiaries had 4,601 employees of which approximately 64% were in the U.S.

                 INTERNATIONAL OPERATIONS. Financial information with respect to domestic and foreign operations is contained in Note 13 to the Financial Statements which is included in the company's 1995 Annual Report to its shareholders and is incorporated herein by reference.

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

                 While changes in the U.S. dollar value of foreign currencies will affect earnings from time to time, the longer term economic effect of these changes should not be significant given the company's net asset exposure, currency mix and pricing flexibility. Generally, the income statement effect of changes in the U.S. dollar value of foreign currencies is partially or wholly offset by the company's ability to make corresponding price changes in local currency. The company's consolidated net income will generally benefit as foreign currencies increase in value compared to the U.S. dollar and will generally decline as foreign currencies decrease in value.


ITEM 2.  PROPERTIES

                 The general offices of the company are located in Wickliffe, Ohio. The company has various leases for general office space primarily located in Eastlake, Ohio; Houston, Texas; and London, England. The company owns three additive manufacturing plants in the United States; one located in the Cleveland, Ohio area, at Painesville, and two near Houston, Texas, at Deer Park and Bayport. Outside the United States, the company owns additive manufacturing plants in Australia, Brazil, Canada, England, France (three locations), Japan, South Africa and Singapore. All of these plants, other than Singapore, are owned in fee. In Singapore, the company owns the plant but leases the land on which the plant is located. The company owns in fee mechanical testing facilities in Wickliffe, Ohio; Hazelwood, England; and Atsugi, Japan. The company also owns an oilseed crushing and refining plant located in Culbertson, Montana; a manufacturing plant in Germany that manufactures performance chemical additives for the coatings industry; a manufacturing plant in Atlanta, Georgia, that manufactures additive injection equipment and additive blend controllers; and a manufacturing plant in Newmarket, Ontario, Canada, that manufactures emission control systems for industrial applications.

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

                 The company initiated a manufacturing rationalization plan during 1993. The plan will be substantially complete near the end of 1996 and, through consolidation, is expected to result in a one-third reduction in the number of units used to produce intermediate products. See Note 17 to the Financial Statements included in the company's 1995 Annual Report to its shareholders and is incorporated herein by reference.

                 Management continues to maintain a capital expenditure program to support the company's operations and believes that the company's facilities are adequate for its present operations and for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

                 The company is a party in a case brought by Exxon Corporation and its affiliates, Exxon Chemical Patents, Inc. and Exxon Research & Engineering Company, in the Southern District of Texas, Houston Division on September 19, 1989. In December 1992, the trial jury rendered a verdict that the company willfully infringed an Exxon patent pertaining to an oil soluble copper additive component. In early 1993, the court prohibited the company from making or selling any additive packages in the United States that contained this component and awarded Exxon $18.1 million for attorneys' fees. In November 1993, another jury in the same case awarded Exxon $48 million in damages, and in February 1994, the trial court judge doubled the damages amount and awarded prejudgment interest, court costs and additional attorney's fees for a total judgment of $129 million. The findings of infringement and validity of the Exxon patent as well as the $129 million judgment were appealed to the United States Court of Appeals for the Federal Circuit in Washington, D.C., which has jurisdiction over all patent cases. On September 1, 1995, the Appellate Court overturned the jury verdict that the company infringed the Exxon patent and entered judgment in favor of the company as a matter of law. The ruling also vacated the injunction against the company and the $129 million judgment. On February 23, 1996, the same court in Washington, D.C., denied Exxon's request for a rehearing. The company expects Exxon to file for Supreme Court review but does not know whether the Supreme Court would grant any such review.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 No matters were submitted to the vote of the security holders during the three months ended December 31, 1995.

Executive Officers of the Registrant
------------------------------------

         The following sets forth the name, age, recent business experience and certain other information relative to each person who is an executive officer of the company as of March 1, 1996.

     Name                       Business Experience
     ----                       -------------------
L. E. Coleman      Dr. Coleman, age 65, has been Chairman of the Board since
                   1982. From 1978 to December 31, 1995, he was Chief
                   Executive Officer.

W. G. Bares        Mr. Bares, age 54, became Chief Executive Officer on
                   January 1, 1996 and has been  President since 1982.
                   From 1987 through 1995, he was also Chief Operating Officer.

R. A. Andreas      Mr. Andreas, age 51, has been Vice President and Chief
                   Financial Officer since June 1990.

J. W. Bauer        Mr. Bauer, age 42, became Vice President and General Counsel in April 1992, after serving as General Counsel from
                   August 1991.  From 1989 to 1991, he was Corporate Counsel -
                   Litigation.

J. G. Bulger       Mr. Bulger, age 60, holds the position of Vice President -
                   Sales and was named Vice President in September 1993.
                   From 1989 to 1993, he was Senior Vice President - Sales for
                   Lubrizol Petroleum Chemicals Company.

S. A. Di Biase     Dr. Di Biase, age 43, is Vice President - Research and
                   Development and has been Vice President since
                   September 1993.  From 1990 to September 1993, he was Director
                   of Strategic Research.

G. R. Hill         Dr. Hill, age 54, became Senior Vice President - Business
                   Development in October 1993 and was named Senior Vice
                   President in 1988.

J. E. Hodge        Mr. Hodge, age 53, is Vice President - Operations and was
                   named Vice President in September 1993. During 1989
                   through 1993, he was General Manager - Deer Park/Bayport
                   Plants.

     Name                       Business Experience
     ----                       -------------------
K. H. Hopping      Mr. Hopping, age 49, has been Vice President and Secretary of the Corporation since April 1991.

W. R. Jones        Mr. Jones, age 53, has been Treasurer since 1980.

S. F. Kirk         Mr. Kirk, age 46, holds the position of Vice President -
                   Segment Management and was named Vice President in
                   September 1993.  From January 1991 to 1993, he was Senior
                   Vice President - Marketing and Technology for Lubrizol
                   Petroleum Chemicals Company.

Y. Le Couedic      Mr. Le Couedic, age 48, is Vice President - Management
                   Information Systems and became Vice President in
                   September 1993.  From 1991 to 1993, he was Division Head -
                   Corporate R&D - Administrative Services.  From September
                   1989 to August 1991 he was Administrative Manager for the
                   Hazelwood, U.K. Laboratory.

G. P. Lieb         Mr. Lieb, age 43, was named Controller - Accounting and
                   Financial Reporting in November 1993, and was named
                   Principal Accounting Officer in January 1994.  From October
                   1991 to October 1993, he was Administrative Manager for the
                   Hazelwood, U.K. Laboratory.  During 1989 to October 1991,
                   Mr. Lieb was Manager of Accounting and Financial Reporting.

M. W. Meister      Mr. Meister, age 41, is Vice President - Human Resources
                   and was named Vice President in April 1993.  From November
                   1992 to April 1993, he was General Manager - Human
                   Resources.  During 1989 to 1992, he was Director - Human
                   Resources for Agrigenetics Company.

D. A. Muskat       Mr. Muskat, age 56, was named Operations Manager in August
                   1993.  From September 1989 to August 1993 he was Vice
                   President - Operations for Lubrizol Petroleum Chemicals
                   Company.

     Name                       Business Experience
     ----                       -------------------
L. M. Reynolds     Ms. Reynolds, age 35, was named Assistant Secretary in
                   April 1995, and has been Counsel since February 1991.

J. A. Thomas       Mr. Thomas, age 57, is Vice President - Corporate Planning
                   and Development and was named Vice President in April
                   1994.  From December 1990 to April 1994, he was General
                   Manager - Sales for Asia Pacific, Latin America and the
                   Middle East.


All executive officers serve at the pleasure of the Board.

                                    PART II
                                    -------


ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS.

                The Common Shares of the company are listed on the New York Stock Exchange under the symbol LZ. The number of shareholders of record of Common Shares was 6,246 as of March 4, 1996.

                Information relating to the recent price and dividend history of the company's Common Shares follows:


                                  Common Share Price History
                                  --------------------------                    Dividends
                                  1995                   1994                 Per Common Share
                                  ----                   ----                 ----------------
                         High          Low         High          Low         1995          1994
                         ----          ---         ----          ---         ----          ----
1st quarter              $35 1/2      $32 1/2      $38 5/8      $32 1/8     $ .23         $ .22
2nd quarter               36 7/8       34 1/8       36 7/8       33 1/8       .23           .22
3rd quarter               37 3/8       30           36 1/2       29 7/8       .23           .22
4th quarter               33 1/4       25 1/2       34           28 1/2       .24           .23
                                                                             ----         -----

                                                                            $ .93         $ .89
                                                                            =====         =====


ITEM 6.         SELECTED FINANCIAL DATA.

                The summary of selected financial data for each of the last five years included in the Historical Summary contained on pages 38 and 39 of the company's 1995 Annual Report to its shareholders is incorporated herein by reference. Other income (charges) for 1995, 1994 and 1993 includes $38.5 million, $41.2 million and $42.4 million respectively for the gain on sale of Genentech; in 1995, a charge of $9.5 million for an asset impairment; and in 1993, a special charge of $86.3 million (See Notes 4 and 17 to the Financial Statements included in the company's 1995 Annual Report to its shareholders). In addition, the company changed its method of accounting for postretirement benefits and for income taxes, effective January 1, 1993, to comply with two newly effective accounting standards, which reduced 1993 net income by $39.4 million.

                Total debt reported in the Historical Summary includes the following amounts classified as long-term at December 31: $194.4 million in 1995, $114.2 million in 1994, $55.3 million in 1993, $23.3 million in 1992 and
$35.0 million in 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                The Management's Discussion and Analysis of Financial Condition and Results of Operations contained on pages 16 through 22, inclusive, of the company's 1995 Annual Report to its shareholders is incorporated herein by reference.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                The consolidated financial statements of the company and its subsidiaries, together with the independent auditors' report relating thereto, contained on pages 22 through 36, inclusive, of the company's 1995 Annual Report to its shareholders, and the Quarterly Financial Data (Unaudited) contained on page 37 of such 1995 Annual Report, are incorporated herein by reference.


ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.

                Not applicable.



                                    PART III
                                    --------


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                The information contained under the heading "Election of Directors" on pages 2 to 6, inclusive, of the company's Proxy Statement dated March 13, 1996, is incorporated herein by reference. Information relative to executive officers of the company is contained under Part I of this Annual Report on Form 10-K.

ITEM 11.        EXECUTIVE COMPENSATION.

                The information relating to executive compensation contained under the headings "Committees and Compensation of the Board of Directors" on pages 6 and 7, "Executive Compensation" on pages 10 through 12 (through "Stock Option Plans"), inclusive, and under "Employee and Executive Officer Benefit Plans - Pension Plans" and "- Executive Agreements" on pages 16 through 18, inclusive, of the company's Proxy Statement dated March 13, 1996, is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                The information relating to security ownership set forth under the heading "Security Ownership of Directors and Management and Certain Beneficial Owners" on pages 8 and 9 of the company's Proxy Statement dated March 13, 1996, is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                Not applicable.

                                    PART IV
                                    -------

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K.

                 (a)      Documents filed as part of this Annual Report:

                          1.      The following consolidated financial
                                  statements of The Lubrizol Corporation and its subsidiaries, together with the independent auditors' report relating thereto, contained on pages 22 through 37, inclusive, of Lubrizol's 1995 Annual Report to its shareholders and incorporated herein by reference:

                                  Independent Auditors' Report

                                  Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993

                                  Consolidated Balance Sheets at December 31,
                                  1995 and 1994

                                  Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

                                  Consolidated Statements of Shareholders'
                                  Equity for the years ended December 31, 1995, 1994 and 1993

                                  Notes to Financial Statements

                                  Quarterly Financial Data (Unaudited)

                         2.      Schedules

                                 No financial statement schedules are
                                 required to be filed as part of this
                                 Annual Report.

                         3.      Exhibits

                         (3)(a) Amended Articles of Incorporation of The Lubrizol Corporation, as adopted September 23, 1991. (Reference is made to Exhibit (3)(a) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which Exhibit is incorporated herein by reference.)

                         (3)(b) Regulations of The Lubrizol Corporation, as amended effective April 27, 1992. (Reference is made to Exhibit (3)(b) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which
                                 Exhibit is incorporated herein by reference.)

                         (4)(a) Amendment to Article Fourth of Amended Articles of Incorporation. (Reference is made to Exhibits (3)(a) and (4)(a) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which Exhibits are incorporated herein by reference.)

                       (4)(b) The company agrees, upon request, to furnish to the Securities and Exchange Commission copies of instruments authorizing long-term debt. No one instrument authorizes debt in excess of 10% of the total assets of the company and its subsidiaries on a consolidated basis.

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

                         (10)(b)* The Lubrizol Corporation Amended Deferred Compensation Plan for Directors. (Reference is made to Exhibit (10)(b) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, which Exhibit is incorporated herein by reference.)

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

                         (10)(d)* The Lubrizol Corporation Excess Defined Benefit Plan, as amended.

                         (10)(e)* The Lubrizol Corporation Excess Defined Contribution Plan, as amended.

                         (10)(f)* The Lubrizol Corporation Variable Award Plan, as amended.

                         (10)(g)* The Lubrizol Corporation Executive Death Benefit Plan, as amended.

                         (10)(h)* The Lubrizol Corporation 1991 Stock Incentive Plan, as amended.
                                          (Reference is made to Exhibit (10)(l)
                                          to The Lubrizol Corporation's Annual
                                          Report on Form 10-K for the year
                                          ended December 31, 1993, which
                                          Exhibit is incorporated herein by
                                          reference.)

                         (10)(i)* The Lubrizol Corporation Deferred Stock Compensation Plan for Outside Directors, as amended.

                         (10)(j)* The Lubrizol Corporation Officers' Supplemental Retirement Plan, as amended.

                         (10)(k)*         The Lubrizol Corporation
                                          Deferred Compensation Plan
                                          for Officers, as amended.
                                          (Reference is made to Exhibit
                                          (10) to The Lubrizol
                                          Corporation's Quarterly
                                          Report on Form 10-Q for the
                                          quarterly period ended
                                          September 30, 1995, which
                                          Exhibit is incorporated
                                          herein by reference.)

                         (11) Statement setting forth Computation of Per Share Earnings.

                         (12)             Computation of Ratio of Earnings to
                                          Fixed Charges.

                         (13)       The following portions of The
                                    Lubrizol Corporation 1995 Annual
                                    Report to its shareholders:

                                     Pages 16-22   Management's
                                                   Discussion and Analysis of
                                                   Financial Condition and
                                                   Results of Operations

                                     Page 22       Independent Auditors' Report

                                     Page 23       Consolidated Statements of
                                                   Income for the years ended
                                                   December 31, 1995, 1994 and
                                                   1993

                                     Page 24       Consolidated Balance Sheets
                                                   at December 31, 1995 and 1994

                                     Page 25       Consolidated Statements of
                                                   Cash Flows for the
                                                   years ended December 31,
                                                   1995, 1994 and 1993

                                     Page 26       Consolidated Statements of
                                                   Shareholders' Equity for the
                                                   years ended December 31,
                                                   1995, 1994 and 1993

                                     Pages 27-36   Notes to Financial
                                                   Statements

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

                (b)      Reports on Form 8-K

                         No reports on Form 8-K were filed during the three months ended December 31, 1995.

                                   SIGNATURES

                Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on March 25, 1996, on its behalf by the undersigned, thereunto duly authorized.

                            THE LUBRIZOL CORPORATION


                            BY      /s/ W. G. Bares
                              --------------------------------------------------
                              W. G. Bares, President and Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 25, 1996, by the following persons on behalf of the Registrant and in the capacities indicated.


  /s/ W. G. Bares                 President, Chief Executive Officer and Director
-------------------------------   (Principal Executive Officer)
W. G. Bares

  /s/ R. A. Andreas               Vice President and Chief Financial Officer
-------------------------------   (Principal Financial Officer)
R. A. Andreas

  /s/ G. P. Lieb                  Controller, Accounting and Financial Reporting
-------------------------------   (Principal Accounting Officer)
G. P. Lieb

  /s/ L. E. Coleman               Director, Chairman of the Board
-------------------------------
L. E. Coleman

  /s/ Edward F. Bell              Director
-------------------------------
Edward F. Bell

  /s/ Peggy G. Elliott            Director
-------------------------------
Peggy G. Elliott

  /s/ Gordon D. Harnett           Director
-------------------------------
Gordon D. Harnett

  /s/ Victoria F. Haynes          Director
-------------------------------
Victoria F. Haynes

  /s/ David H. Hoag               Director
------------------------------
David H. Hoag

  /s/ Thomas C. MacAvoy           Director
-------------------------------
Thomas C. MacAvoy

  /s/ William P. Madar            Director
-------------------------------
William P. Madar

  /s/ Richard A. Miller           Director
-------------------------------
Richard A. Miller

  /s/ Ronald A. Mitsch            Director
-------------------------------
Ronald A. Mitsch

  /s/ Renold D. Thompson          Director
-------------------------------
Renold D. Thompson

  /s/ Karl E. Ware                Director
-------------------------------
Karl E. Ware

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

(4)(a)               Amendment to Article Fourth of Amended Articles of Incorporation.  (Reference is made to Exhibits (3)(a) and
                     (4)(a) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which Exhibits are incorporated herein by reference.)

(4)(b)               The company agrees, upon request, to furnish to the Securities and Exchange Commission copies of instruments authorizing long-term debt.  No one instrument authorizes debt in excess of 10% of the total assets of the company and its subsidiaries on a consolidated basis.

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

(10)(b)*             The Lubrizol Corporation Amended Deferred Compensation Plan for Directors.  (Reference is made to Exhibit
                     (10)(b) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, which Exhibit is incorporated herein by reference.)

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

(10)(d)*             The Lubrizol Corporation Excess Defined Benefit Plan, as amended.

(10)(e)*             The Lubrizol Corporation Excess Defined Contribution Plan, as amended.

(10)(f)*             The Lubrizol Corporation Variable Award Plan, as amended.

(10)(g)*             The Lubrizol Corporation Executive Death Benefit Plan, as amended.

(10)(h)*             The Lubrizol Corporation 1991 Stock Incentive Plan, as amended.  (Reference is made to Exhibit (10)(l) to
                     The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which Exhibit is incorporated herein by reference.)

(10)(i)*             The Lubrizol Corporation Deferred Stock Compensation Plan for Outside Directors, as amended.

(10)(j)*             The Lubrizol Corporation Officers' Supplemental Retirement Plan, as amended.

(10)(k)*             The Lubrizol Corporation Deferred Compensation Plan for Officers, as amended. (Reference is made to Exhibit
                     (10) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
                     1995, which Exhibit is incorporated herein by reference.)

(11)                 Statement setting forth Computation of Per Share Earnings.

(12)                 Computation of Ratio of Earnings to Fixed Charges.

(13)                 The following portions of The Lubrizol Corporation 1995 Annual Report to its shareholders:

                       Pages 16-22   Management's Discussion and Analysis of Financial Condition and Results of Operations

                       Page 22       Independent Auditors' Report

                       Page 23       Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993

                       Page 24       Consolidated Balance Sheets at December 31, 1995 and 1994

                       Page 25       Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

                       Page 26       Consolidated Statements of Shareholders' Equity for the years ended
                                     December 31, 1995, 1994 and 1993

                       Pages 27-36   Notes to Financial Statements

                       Page 37       Quarterly Financial Data (Unaudited)

                       Pages 38-39   Historical Summary

(21)                 List of Subsidiaries of The Lubrizol Corporation.

(23)                 Consent of Independent Auditors

(27)                 Financial Data Schedule