Form 10-Q
period 1996-03-31
LUBRIZOL CORP
filed 1996-05-10
CIK 60751

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ..... to .....

                         Commission File Number 1-5263

                            THE LUBRIZOL CORPORATION
            (Exact name of registrant as specified in its charter)


           Ohio                                          34-0367600
(State or other jurisdiction of                         (I.R.S.Employer
 incorporation or organization)                        Identification No.)


                          29400 Lakeland Boulevard
                         Wickliffe, Ohio  44092-2298
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

                    Yes   [ X ]         No   [   ]

Number of the registrant's common shares, without par value, outstanding, as of April 30, 1996: 61,142,963

                              PART I.  FINANCIAL INFORMATION
                                Item 1 Financial Statements
                                 THE LUBRIZOL CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                              March 31        December 31
(In Thousands of Dollars)                                       1996              1995
                                                            ----------        -----------
ASSETS
Cash and short-term investments.......................      $   41,294        $   30,579
Receivables...........................................         267,861           255,377
Inventories:
  Finished products...................................          99,132           102,628
  Products in process.................................          97,141            96,061
  Raw materials.......................................          78,339            89,267
  Supplies and engine test parts......................          22,752            22,583
                                                            ----------        ----------
                                                               297,364           310,539
                                                            ----------        ----------
Other current assets..................................          35,988            43,199
                                                            ----------        ----------
                   Total current assets...............         642,507           639,694
Property and equipment - net..........................         679,829           676,816
Investments in nonconsolidated companies..............          29,468           100,655
Intangible and other assets...........................          77,939            74,855
                                                            ----------        ----------
                       TOTAL..........................      $1,429,743        $1,492,020
                                                            ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt and current portion of long-term debt.      $   15,310        $   52,685
Accounts payable......................................         106,710           125,120
Income taxes and other current liabilities............         121,644            87,786
                                                            ----------        ----------
                  Total current liabilities...........         243,664           265,591
Long-term debt........................................         152,358           194,423
Postretirement health care obligation.................         103,280           102,653
Noncurrent liabilities................................          49,673            53,223
Deferred income taxes.................................          26,829            27,147
                                                            ----------        ----------
                  Total liabilities...................         575,804           643,037
                                                            ----------        ----------
Contingencies and commitments
Shareholders' equity:
  Preferred stock without par value - authorized
   and unissued:
    Serial Preferred Stock - 2,000,000 shares
    Serial Preference Shares - 25,000,000 shares
  Common Shares without par value:
   Authorized 120,000,000 shares
   Outstanding - 61,541,709 shares as of March 31,
    1996 after deducting 24,654,185 treasury shares,
    62,951,288 shares as of December 31, 1995
    after deducting 23,244,606 treasury shares........          81,618            83,254
  Retained earnings...................................         777,945           762,747
  Accumulated translation adjustment..................          (5,624)            2,982
                                                            ----------        ----------
                   Total shareholders' equity.........         853,939           848,983
                                                            ----------        ----------
                       TOTAL..........................      $1,429,743        $1,492,020
                                                            ==========        ==========

Amounts shown are unaudited.

                                 THE LUBRIZOL CORPORATION



CONSOLIDATED STATEMENTS OF INCOME

                                                                     Three Months Ended
                                                                           March 31
                                                                  -----------------------
(In Thousands Except Per Share Data)                                1996           1995
                                                                  --------       --------
Net sales.....................................................    $405,412       $414,931
Royalties and other revenues..................................       1,689          1,790
                                                                  --------       --------
          Total revenues......................................     407,101        416,721
Cost of sales.................................................     273,595        277,556
Selling and administrative expenses...........................      40,608         40,924
Research, testing and development expenses....................      40,696         41,256
                                                                  --------       --------
          Total cost and expenses.............................     354,899        359,736
Net gain on investments.......................................      53,280         13,106
Other income - net............................................       3,213          4,285
Interest income...............................................       1,116          1,320
Interest expense..............................................      (3,094)        (2,028)
                                                                  --------       --------
Income before income taxes....................................     106,717         73,668
Provision for income taxes....................................      35,481         24,566
                                                                  --------       --------
Net income....................................................    $ 71,236       $ 49,102
                                                                  ========       ========
Net income per share..........................................       $1.14          $ .76
                                                                     =====          =====

Dividends per share...........................................       $ .24          $ .23
                                                                     =====          =====

Average number of shares outstanding..........................      62,615         64,722

Amounts shown are unaudited.

                                 THE LUBRIZOL CORPORATION


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Three Months Ended
                                                                           March 31,
                                                                  -----------------------
(In Thousands of Dollars)                                           1996           1995
                                                                  --------       --------
Cash provided from (used for):
Operating activities:
Net income...................................................     $ 71,236       $ 49,102
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation and amortization............................       19,442         17,217
    Deferred income taxes....................................        1,849          2,199
    Equity earnings, net of distributions....................         (940)        (3,166)
    Net gain on investments..................................      (53,280)       (13,106)
    Change in current assets and liabilities:
      Accounts receivable....................................      (17,380)       (25,504)
      Inventories............................................        9,955          5,477
      Accounts payable and accrued expenses..................       14,445         29,767
      Other current assets...................................        5,360         (3,839)
    Other items - net........................................       (5,850)        (2,496)
                                                                  --------       --------
          Total operating activities.........................       44,837         55,651
Investing activities:
Proceeds from sale of investments............................      127,480         13,676
Capital expenditures.........................................      (27,607)       (55,287)
Acquisition of subsidiary....................................                      (3,521)
Other - net..................................................        2,045          2,065
                                                                  --------       --------
          Total investing activities                               101,918        (43,067)
Financing activities:
Short-term borrowing (repayment).............................      (20,032)        20,932
Long-term borrowing..........................................                          64
Long-term debt repayment.....................................      (57,508)          (903)
Dividends paid...............................................      (15,111)       (14,904)
Common shares purchased, net of options exercised............      (42,563)       (15,272)
                                                                  --------       --------
          Total financing activities.........................     (135,214)       (10,083)

Effect of exchange rate changes on cash......................         (826)         2,041
                                                                  --------       --------
Net increase in cash and short-term investments..............       10,715          4,542
Cash and short-term investments at the beginning of period...       30,579         36,379
                                                                  --------       --------
Cash and short-term investments at the end of period.........     $ 41,294       $ 40,921
                                                                  ========       ========

Amounts shown are unaudited.

                         THE LUBRIZOL CORPORATION

                Notes to Consolidated Financial Statements

                              March 31, 1996


1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995.

2. Pursuant to a definitive agreement to sell all of its interest in Mycogen Corporation to DowElanco, in January 1996, the company exchanged its remaining interest in an agribusiness joint venture with Mycogen and all of its Mycogen Series A Preferred Stock into Mycogen Common Stock. Due to the pending sale and the assignment by the company of certain shareholder rights to DowElanco, the company suspended using the equity method of accounting for its investment in Mycogen effective January 1, 1996. In February 1996, the sale of the company's interest in Mycogen to DowElanco was completed, and the company collected gross cash proceeds of $126.2 million. In addition, in January 1996, the company sold certain rights to its SVO oil seed technology to Mycogen for $8.0 million, of which $2.0 million was collected in January 1996 with $2.5 million due in January 1997 and $3.5 million due in January 1998. After transaction and other related costs of $4.9 million, the company recognized a pre tax gain on these transactions of $57.3 million. The company also recognized a $4.0 million write-down of assets related to a joint venture in Venezuela due to the uncertainty of recoverability caused by the devaluation of that country's local currency. These items comprise the $53.3 million "Net Gain on Investments" reported in the income statement for the three months ended March 31, 1996.

3. In November 1993, a federal court jury in Houston, Texas, awarded Exxon Corporation $48 million in damages in a patent case brought, in 1989, against the company. The damages award related to a December 1992 verdict that the company willfully infringed an Exxon patent pertaining to an oil soluble copper additive component. In February 1994, the trial court judge doubled the damages amount and awarded prejudgment interest, court costs and additional attorneys' fees to Exxon. The total amount of the judgment, including previously awarded attorneys' fees, was $129 million.

    In September 1995, the United States Court of Appeals for the Federal Circuit in Washington, D.C., which has jurisdiction over all patent cases, overturned the jury verdict that the company infringed the Exxon patent and entered judgment in favor of the company as a matter of law. The ruling also vacated an injunction against the company and the $129 million judgment. In February 1996, the same court in Washington, D.C., denied Exxon's request for rehearing. The company expects Exxon to file for Supreme Court review but does not know whether the Supreme Court would grant any such review. The company's management continues to believe that it has not infringed the Exxon patent, that the patent is invalid, and that no portion of the overturned judgment will be reinstated. Therefore, no amount related to the matter has been recorded in the company's financial statements.

                         THE LUBRIZOL CORPORATION

                Notes to Consolidated Financial Statements

                              March 31, 1996


    The company has prevailed in a separate case brought in Canada against Exxon's Canadian affiliate, Imperial Oil, Ltd., for infringement of the company's patent pertaining to dispersant, the largest additive component used in motor oils. A 1990 trial court verdict in favor of the company regarding the issue of liability was upheld by the Federal Court of Appeals of Canada in December 1992, and in October 1993, the Supreme Court of Canada dismissed Imperial Oil's appeal of the Court of Appeal's decision. The case has returned to the trial court for an assessment of damages. In October 1994, the trial court judge awarded the company $15 million (Canadian) in special penalty damages, plus attorneys' fees, against Imperial Oil for disregarding an earlier injunction for the manufacture or sale of the dispersant which is the subject of this case. Imperial Oil commenced proceedings to appeal the award of penalty damages. The company has not reflected the award of penalty damages within its financial statements pending the outcome of the appeal process. The penalty damages are in addition to compensation damages, as to which no date has been set for a determination. A reasonable estimation of the company's potential recovery for compensation damages cannot be made at this time.

                         THE LUBRIZOL CORPORATION

             Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations



RESULTS OF OPERATIONS

Consolidated revenues were $407.1 million, a decrease of $9.6 million, or 2%, for the first quarter of 1996 compared with the first quarter of 1995. This revenue decline was caused by lower volume (3%) offset by favorable currency effects (1%). Average selling prices were slightly less than the same period last year. Volume increased over 1% in North America but declined 6% internationally. The decline in international volume was principally in Western Europe due to continued weak demand for finished lubricants, customer order pattern and some net loss of business with certain customers.

Many of the company's customers in North America have converted during the first quarter of 1996 to products that meet the new industry specification for passenger car motor oils. This new specification requires approximately 10% less additive than the previous specification and, absent changes in market share, is expected to negatively affect the company's annual volume in North America by 4% (1.5% worldwide). Customers are expected to be fully converted to this new specification by the middle of 1996.

Changing customer priorities, along with the continuing consolidation among additive suppliers, are resulting in some customers seeking new supply relationships for additives. This, along with a weak demand for finished lubricants, is causing a more competitive marketplace in certain product lines. Although the company experiences both gains and losses of business in the normal course of its operations, such changes may occur more frequently under these conditions and in periods where new industry specifications are being introduced.

Gross profit (sales less cost of sales) was $131.8 million for the first quarter of 1996 or 4% lower than the amount earned in the first quarter of 1995. The impact of slightly higher average material costs and lower sales volume were partially offset by favorable currency effects and lower gross manufacturing costs. Gross profit as a percent of sales was 32.5% as compared with 33.1% for the same period last year and 29.5% for the fourth quarter of 1995. Gross profit percentage improved from the fourth quarter of 1995 due to lower material costs and a reduction in manufacturing expenses.

Management has various initiatives in place relating to the cost structure of the company, both on a short-term and a long-term basis. These include the manufacturing rationalization and organizational realignment initiatives that began in 1993, and a worldwide freeze on salary increases and hiring effective January 1996. The company's manufacturing costs and selling, administrative, research and testing expenses were each lower than the year ago period. Excluding currency effects and an acquisition made in April 1995, these costs and expenses in the aggregate declined 2% compared with the first quarter of 1995.

                         THE LUBRIZOL CORPORATION

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations



On February 20, 1996, the company sold all of its investment in Mycogen Corporation (Mycogen) to DowElanco for cash of $126.2 million, completing the divestiture of its former agribusiness assets other than those relating to specialty vegetable oil operations. In addition, on January 15, 1996, the company sold certain rights to its SVO oilseed technology to Mycogen for $8.0 million, which is payable in installments through January 1998. After transaction and other related costs of $4.9 million, the company recognized a pretax gain on these transactions of $57.3 million. The company also recognized a $4.0 million write-down of its assets related to a joint venture in Venezuela due to the uncertainty of recoverability caused by the devaluation of that country's local currency. These items comprise the $53.3 million ($.55 per share after tax) "Net Gain on Investments" shown in the income statement for the first quarter of 1996. The $13.1 million gain ($.13 per share after tax) in the first quarter of 1995 was from the sale of Genentech common stock.

Other income-net decreased $1.1 million for the first quarter of 1996 compared to the first quarter 1995. The 1995 period included $2.6 million of equity earnings from the company's former equity investee, Mycogen which did not recur in 1996 due to the sale of the company's interest as described above.

Interest expense increased $1.1 million in the first quarter of 1996 over the first quarter 1995. This increase is due to a greater portion of the company debt being long-term and carrying higher interest rates than short-term, combined with a higher average daily balance of total debt outstanding ($224 million and $190 million for the first quarter of 1996 and 1995, respectively).

The company transacts business in over 100 countries. As the U.S. dollar strengthens or weakens against other international currencies in which the company transacts business, the financial results of the company will be affected. During 1995, the U.S. dollar weakened primarily during the second and third quarters and particularly against the French franc, German deutsche mark and Japanese yen, causing higher U.S. dollar revenue and earnings. Currency had a slightly favorable effect on earnings reported for the first quarter of 1996 as compared with exchange rates in effect during the first quarter of 1995. However, if the current exchange rates continue, there will be a negative effect on earnings for the second and third quarters of 1996 when compared with the weaker U.S. dollar that existed during the second and third quarters of 1995.

As a result of the factors discussed above, net income in the first quarter of 1996 was $71.2 million or 45% higher than the first quarter of 1995. The corresponding earnings per share of $1.14 in the first quarter of 1996 reflects a 50% increase over the same period last year. After excluding the after tax investment gain from both periods, net income decreased 10% to $36.6 million or $.59 per share in the first quarter of 1996 as compared with $40.6 million or $.63 per share for the first quarter 1995.

                         THE LUBRIZOL CORPORATION

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations



WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities was $44.8 million for the first quarter of 1996 compared with $55.7 million for the first quarter of 1995. This decrease is attributable to lower revenues between the comparative periods and the change in working capital requirements.

Proceeds from sale of investments reflected under "Investing Activities" in the Consolidated Statement of Cash Flows for the quarter ended March 31, 1996, are principally comprised of $126.2 million cash collected from the sale of Mycogen and $2.0 million collected from the sale of certain SVO technology rights, as described above.

Capital expenditures in the first quarter of 1996 were 50% lower than the first quarter of 1995, due to the completion during 1995 of several major projects.

During 1996, the company's share repurchase program is currently planned to consist of shares repurchased with the approximately $110 million of after tax cash proceeds realized from the sale of its Mycogen investment. During the first quarter of 1996, the company repurchased 1,423,000 shares of its
common shares for $42.8 million.   At March 31, 1996, there was authorization
remaining to repurchase 1.6 million common shares.

Total debt repayments of $77.5 million during the first quarter of 1996 were largely due to the use of cash proceeds realized from the sale of Mycogen to temporarily lower borrowings until such proceeds are used for repurchase of the company's common shares. Debt as a percent of capitalization (shareholders' equity plus short-term and long-term debt) declined to 16% as compared to 23% at December 31, 1995. However, debt is expected to increase during the remainder of 1996 as the company continues its share repurchase program, and the debt-to-capitalization ratio is expected to return to the 20-25% range.

Primarily as a result of these activities and the payment of dividends, cash and short-term investments increased $10.7 million to $41.3 million at March 31, 1996.

The company's financial position continues to be strong with a ratio of current assets to current liabilities of 2.6 to 1 at March 31, 1996, compared to 2.4 to 1 at December 31, 1995. Management believes the company's credit facilities and internally generated funds will be sufficient to meet its future capital needs.

As discussed in Note 3 to the financial statements, the company is involved in patent litigation with Exxon Corporation, in various countries. Management believes that the litigation will not have a material adverse effect on the financial condition or results of operations of the company.

                        PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (11)   Computation of Per Share Earnings

              (27)   Financial Data Schedule

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed during the quarter ended March 31, 1996.


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

Date:  May 10, 1996