Form 10-Q
period 1996-06-30
LUBRIZOL CORP
filed 1996-08-13
CIK 60751

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996

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

                    Yes   [ X ]         No   [   ]

Number of the registrant's common shares, without par value, outstanding, as of July 31, 1996: 60,123,203

                              PART I.  FINANCIAL INFORMATION
                                Item 1 Financial Statements
                                 THE LUBRIZOL CORPORATION

CONSOLIDATED BALANCE SHEETS
                                                              June 30         December 31
(In Thousands of Dollars)                                       1996             1995
                                                            ----------        -----------

ASSETS
Cash and short-term investments.......................      $   60,690        $   30,579
Receivables...........................................         269,764           255,377
Inventories:
  Finished products...................................          97,486           102,628
  Products in process.................................          78,258            96,061
  Raw materials.......................................          71,078            89,267
  Supplies and engine test parts......................          20,992            22,583
                                                            ----------        ----------
                                                               267,814           310,539
                                                            ----------        ----------
Other current assets..................................          34,310            43,199
                                                            ----------        ----------
                   Total current assets...............         632,578           639,694
Property and equipment - net..........................         682,086           676,816
Investments in nonconsolidated companies..............          27,578           100,655
Intangible and other assets...........................          76,935            74,855
                                                            ----------        ----------
                       TOTAL..........................      $1,419,177        $1,492,020
                                                            ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt and current portion of long-term debt.      $   14,316        $   52,685
Accounts payable......................................         101,695           125,120
Income taxes and other current liabilities............         104,705            87,786
                                                            ----------        ----------
                  Total current liabilities...........         220,716           265,591
Long-term debt........................................         184,947           194,423
Postretirement health care obligation.................         103,907           102,653
Noncurrent liabilities................................          47,508            53,223
Deferred income taxes.................................          27,240            27,147
                                                            ----------        ----------
                  Total liabilities...................         584,318           643,037
                                                            ----------        ----------
Contingencies and commitments
Shareholders' equity:
  Preferred stock without par value - authorized
   and unissued:
    Serial Preferred Stock - 2,000,000 shares
    Serial Preferred Shares - 25,000,000 shares
  Common Shares without par value:
   Authorized 120,000,000 shares
   Outstanding - 60,234,870 shares as of June 30,
    1996 after deducting 25,961,024 treasury shares,
    62,951,288 shares as of December 31, 1995
    after deducting 23,244,606 treasury shares........          80,365            83,254
  Retained earnings...................................         763,308           762,747
  Accumulated translation adjustment..................          (8,814)            2,982
                                                            ----------        ----------
                   Total shareholders' equity.........         834,859           848,983
                                                            ----------        ----------
                       TOTAL..........................      $1,419,177        $1,492,020
                                                            ==========        ==========

Amounts shown are unaudited.

                                 THE LUBRIZOL CORPORATION


CONSOLIDATED STATEMENTS OF INCOME
                                            Second Quarter                Six Months
                                             Ended June 30               Ended June 30
                                         --------------------      -----------------------
(In Thousands Except Per Share Data)       1996        1995          1996          1995
                                         --------    --------      --------       --------

Net sales...........................     $420,531    $436,774      $825,943       $851,705
Royalties and other revenues........          838       1,690         2,527          3,480
                                         --------    --------      --------       --------
          Total revenues............      421,369     438,464       828,470        855,185
Cost of sales.......................      288,524     287,909       562,119        565,465
Selling and administrative expenses.       39,618      42,166        80,226         83,090
Research, testing and development
  expenses..........................       38,849      44,922        79,545         86,178
                                         --------    --------      --------       --------
          Total cost and expenses...      366,991     374,997       721,890        734,733
Net gain on investments.............                   25,353        53,280         38,459
Other income - net..................          208       4,190         3,421          8,475
Interest income.....................        3,304       1,256         4,420          2,576
Interest expense....................       (2,314)     (2,080)       (5,408)        (4,108)
                                         --------    --------      --------       --------
Income before income taxes..........       55,576      92,186       162,293        165,854
Provision for income taxes..........       17,506      30,935        52,987         55,501
                                         --------    --------      --------       --------
Net income..........................     $ 38,070    $ 61,251      $109,306       $110,353
                                         ========    ========      ========       ========
Net income per share................        $ .63       $ .96         $1.77          $1.71
                                            =====       =====         =====          =====

Dividends per share.................        $ .24       $ .23         $ .48          $ .46
                                            =====       =====         =====          =====

Average number of shares outstanding       60,906      64,066        61,760         64,394

Amounts shown are unaudited.

                                 THE LUBRIZOL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       Six Months Ended
                                                                           June 30
                                                                  ------------------------
(In Thousands of Dollars)                                            1996           1995
                                                                  ---------      ---------
Cash provided from (used for):
Operating activities:
Net income...................................................     $ 109,306      $ 110,353
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation and amortization............................        39,413         35,192
    Deferred income taxes....................................         2,830          2,434
    Equity (earnings) losses, net of distributions...........         1,111         (3,609)
    Net gain on investments..................................       (53,280)       (38,459)
    Change in current assets and liabilities:
      Accounts receivable....................................       (21,542)       (28,116)
      Inventories............................................        38,600          7,548
      Accounts payable and accrued expenses..................        (5,984)        14,982
      Other current assets...................................         6,280         (1,020)
    Other items - net........................................        (7,380)        (4,869)
                                                                  ---------      ---------
          Total operating activities.........................       109,354         94,436
Investing activities:
Proceeds from sale of investments............................       128,144         40,160
Capital expenditures.........................................       (51,104)      (105,989)
Acquisition of subsidiary....................................          (741)        (3,521)
Other - net..................................................         2,448          1,971
                                                                  ---------      ---------
          Total investing activities                                 78,747        (67,379)
Financing activities:
Short-term borrowing (repayment) - net.......................       (56,298)       (12,659)
Long-term borrowing..........................................        28,325        100,064
Long-term debt repayment.....................................       (16,924)        (1,339)
Dividends paid...............................................       (29,785)       (29,651)
Common shares purchased, net of options exercised............       (81,849)       (45,121)
                                                                  ---------      ---------
          Total financing activities.........................      (156,531)        11,294

Effect of exchange rate changes on cash......................        (1,459)         2,898
                                                                  ---------      ---------
Net increase in cash and short-term investments..............        30,111         41,249
Cash and short-term investments at the beginning of period...        30,579         36,379
                                                                  ---------      ---------
Cash and short-term investments at the end of period.........     $  60,690      $  77,628
                                                                  =========      =========

Amounts shown are unaudited.

                             THE LUBRIZOL CORPORATION

                    Notes to Consolidated Financial Statements
                    ------------------------------------------

                                   June 30, 1996


1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995, and the results of operations and cash flows for the six months ended June 30, 1996 and 1995.

2. The company, pursuant to a definitive agreement to sell all of its interest in Mycogen Corporation to DowElanco, exchanged its remaining interest in an agribusiness joint venture with Mycogen and all of its Mycogen Series A Preferred Stock for Mycogen Common Stock in January 1996. In February 1996, the sale of the company's interest in Mycogen to DowElanco was completed, and the company collected gross cash proceeds of $126.2 million. In addition, in January 1996, the company sold certain rights to its SVO oil seed technology to Mycogen for $8.0 million, of which $2.0 million was collected in January 1996 with $2.5 million due in January 1997 and $3.5 million due in January 1998. After transaction and other related costs of $4.9 million, the company recognized a pretax gain on these transactions of $57.3 million. In the first quarter of 1996, the company also recognized a $4.0 million write-down of assets related to a joint venture in Venezuela due to the uncertainty of recoverability caused by the devaluation of that country's local currency. These items comprise the $53.3 million "Net Gain on Investments" reported in the income statement for the six months ended June 30, 1996.

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

    In September 1995, the United States Court of Appeals for the Federal Circuit in Washington, D.C., which has jurisdiction over all patent cases, overturned the jury verdict that the company infringed the Exxon patent and entered judgment in favor of the company as a matter of law. The ruling also vacated an injunction against the company and the $129 million judgment. In February 1996, the same court in Washington, D.C., denied Exxon's request for rehearing. On June 24, 1996, the U.S. Supreme Court denied Exxon's request to review the Appellate Court decision. The Supreme Court decision terminates, with finality, the judgment against the company.

                                 THE LUBRIZOL CORPORATION

                        Notes to Consolidated Financial Statements
                        ------------------------------------------

                                       June 30, 1996


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

                                THE LUBRIZOL CORPORATION

                    Item 2 - Management's Discussion and Analysis of
                      Financial Condition and Results of Operations
                    ------------------------------------------------

RESULTS OF OPERATIONS
- ---------------------
The company continued to make progress during the first half of 1996 in a challenging business environment generally marked by slow market growth, competitive pricing and unfavorable currency effects. The company's successful efforts to reduce operating costs and lower inventory levels resulted in improved cash flow from operations. In addition, capital expenditures in the first half of 1996 were substantially lower than those incurred in the first half of 1995. Sequentially, while revenues increased only 3% from the poor second half of 1995, net income increased 58% (63% on a per share basis) before inclusion of the 1996 gain on investments and the 1995 asset write-off. More detailed comments relating to the company's results of operations and financial position follow below.

Revenues decreased $17.1 or 4% for the second quarter of 1996 compared with the second quarter of 1995 and $26.7 million, or 3% for the six months ended
June 30, 1996 compared with the six months ended June 30, 1995. For the second quarter comparison, volume increased 1% but average selling prices declined
5% primarily as a result of unfavorable currency and negative price/mix impacts. For the comparable year-to-date periods, volume declined 1%, as volume gains in most geographic zones were more than offset by lower shipments into Western Europe caused by continued weak demand for finished lubricants, customer order pattern and some net loss of business with certain customers. In addition, for the comparable year-to-date periods, average selling price declined 3% due to unfavorable price/mix/currency effects.

The company began to ship products that meet the new industry specification for passenger car motor oils in North America during the first half of 1996. This new specification requires approximately 10% less additive than the existing specification and, when fully implemented and absent changes in market share, is expected to lessen the company's annual volume in North America by 4% (1.5% worldwide). Approximately one half of the customers have converted to this new specification by June 30, 1996 with the remaining customers expected to convert by September 30, 1996.

Changing priorities of customers, along with the continuing consolidation among additive suppliers, are resulting in some customers seeking new supply relationships for additives. This, along with a weak demand for finished lubricants, is causing a more competitive marketplace in certain product lines. Although the company has experienced both gains and losses of business in the normal course of its operations, such changes may occur more frequently under these conditions and in periods where new industry specifications are being introduced.

                                 THE LUBRIZOL CORPORATION

                          Management's Discussion and Analysis of
                       Financial Condition and Results of Operations
                       ---------------------------------------------

While manufacturing costs and average material costs were each lower by 4%, gross profit (sales less cost of sales) decreased $16.9 million or 11% for the second quarter of 1996 compared with the second quarter of 1995. This decrease principally resulted from the effects of lower average selling prices combined with the unfavorable effect of higher manufacturing costs per unit caused by lower production levels as inventory quantities were reduced. For the six months ended June 30, 1996, gross profit declined $22.4 million or 8% compared with the first six months of 1995 principally due to the same factors influencing the change in the second quarter comparison. Unfavorable currency effects contributed approximately 40% and 20%, respectively, toward the decline in gross profit amount for the respective three and six-month periods ended
June 30, 1996. Gross profit as a percent of sales decreased from 34.1% to 31.4% for the second quarter and from 33.6% to 31.9% for the six-months ended
June 30, 1996 as compared with the year ago periods.

Continuing progress is being made to lower operating costs. Management has various initiatives in place relating to the cost structure of the company, both on a short-term and a long-term basis. These include a worldwide freeze on salary increases and hiring effective January 1996 and the manufacturing rationalization and organizational realignment initiatives that began in 1993. Employee levels are approximately 4% lower at June 30, 1996 compared with December 31, 1995, as retiring or departing employees were not replaced. The company's manufacturing costs and selling, administrative, research and testing expenses were each lower than the year ago period. Excluding currency effects, these costs and expenses in the aggregate declined 4% for comparative second quarter periods and 3% for the comparative year-to-date periods. Despite the revenue decline, selling, administrative, research and testing expenses were 19% of revenues for the quarter and six-month period ended June 30, 1996 compared with 20% of revenues for the comparable prior year periods.

On February 20, 1996, the company sold all of its investment in Mycogen Corporation (Mycogen) to DowElanco for cash of $126.2 million, completing the divestiture of its former agribusiness assets other than those relating to specialty vegetable oil operations. In addition, on January 15, 1996, the company sold certain rights to its SVO oilseed technology to Mycogen for $8.0 million, which is payable in installments through January 1998. After transaction and other related costs of $4.9 million, the company recognized a pretax gain on these transactions of $57.3 million. The company also recognized a $4.0 million write-down of its assets related to a joint venture in Venezuela due the uncertainty of recoverability caused by the devaluation of that country's local currency. These items were recognized in the first quarter of 1996 and comprise the $53.3 million gain ($.55 per share after tax) reflected in the income statement line item "Net gain on investments."
The $25.4 million gain ($.26 per share after tax) in the second quarter of 1995 and $38.5 million gain ($.39 per share after tax) for the first half of 1995 were from the sale of the Genentech common stock.

                                 THE LUBRIZOL CORPORATION

                          Management's Discussion and Analysis of
                       Financial Condition and Results of Operations
                       ---------------------------------------------

Other income-net decreased $4.0 million and $5.1 million for the three-month and six-month periods ended June 30, 1996 compared with the respective periods of 1995. These declines reflect the disposition of the agribusiness investment as discussed above, the consolidation of former joint ventures in Latin America and exchange losses due to changing currency rates.

The company transacts business in over 100 countries. As the U.S. dollar strengthens or weakens against other international currencies in which the company transacts business, the financial results of the company will be affected. During 1995, the U.S. dollar weakened primarily during the second and third quarters and particularly against the French franc, German deutsche mark and Japanese yen causing higher U.S. dollar revenues and earnings. During the second quarter of 1996 the U.S. dollar strengthened compared with exchange rates in effect during the second quarter of 1995 resulting in an unfavorable effect on net income of approximately $3.5 million or $.06 per share. For the six-month period ended June 30, 1996, the unfavorable currency effect on net income was $1.9 million or $.03 per share. If exchange rates remain unchanged from those in effect at June 30, 1996, there will be a further negative effect on earnings for the second half on 1996 when compared with the exchange rates that existed during the second half of 1995.

Before inclusion of the after-tax gain on investments, net income in the second quarter of 1996 was $38.1 million or $.63 per share, which was 15% less
(10% less on a per share basis) than the record $44.8 million or $.70 per share for the second quarter of 1995. On a year-to-date basis, net income before inclusion of the after-tax gain on investments, was $74.7 million or $1.22 per share for 1996, which was 13% less (8% less on a per share basis) than the record $85.4 million or $1.32 per share for the first half of 1995.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
- ------------------------------------------------

Despite lower revenues, cash provided from operating activities increased 16% to $109.4 million for the first six months of 1996, compared with $94.4 million generated in the first six months of 1995. This increase was principally attributable to cash generated by reducing working capital, primarily inventory, and the positive cash effect of lowering operating costs.

Proceeds from sale of investments reflected under "Investing Activities" in the Consolidated Statement of Cash Flows for the six months ended June 30, 1996, are comprised of $126.2 million cash collected from the sale of Mycogen and $2.0 million collected from the sale of certain SVO technology rights, as described above.

                                 THE LUBRIZOL CORPORATION

                          Management's Discussion and Analysis of
                       Financial Condition and Results of Operations
                       ---------------------------------------------

During 1995, capital expenditures reached record levels, as the company was completing several large construction projects to enhance or maintain production capabilities at plant facilities principally in the United States and France, as well as investing in new corporate administrative and technical facilities. As expected, the level of capital spending has declined sharply in 1996 due to the completion of these projects. Capital expenditures for the first half of 1996 were $51.1 million or 52% lower than the first half of 1995. Capital expenditures for the full year 1996 are expected to be less than $125 million as compared with $189 million for 1995.

For 1996, the company's share repurchase program is currently planned to consist of shares repurchased with the approximate $110 million of after-tax cash proceeds realized from the sale of its Mycogen investment. During the first half of 1996, the company repurchased 2,763,000 of its common shares for $82.5
million.   At June 30, 1996, there was authorization remaining to repurchase 4.3 million common shares.

Financing activities reflects a net repayment of debt of $44.9 million during the first half of 1996. Debt declined from December 31, 1995 as a result of improved cash flow from operations, lower capital expenditures and the utilization of approximately $28 million of cash proceeds from the sale of Mycogen to reduce debt until such proceeds may be used in the company's common share repurchase program. Debt as a percent of capitalization (shareholders' equity plus short-term and long-term debt) declined to 19% as compared to 23% at December 31, 1995. However, debt is expected to increase during the remainder of 1996 as the company continues its share repurchase program, and debt as a percent of capitalization is expected to return to the 20-25% range.

Primarily as a result of these activities and the payment of dividends, cash and short-term investments increased $30.1 million to $60.7 million at June 30, 1996.

The company's financial position continues to be strong with a ratio of current assets to current liabilities of 2.9 to 1 at June 30, 1996, compared to 2.4 to 1 at December 31, 1995. Management believes the company's credit facilities and internally generated funds will be sufficient to meet its future capital needs.

The company is involved in patent litigation with Exxon Corporation in various countries. In a case in the United States, the company, in 1993, had been found by a jury verdict to have infringed an Exxon patent and a $129 million judgment was entered against the company. On appeal, the United States Court of Appeals for the Federal Circuit in Washington, D.C., in 1995, overturned the jury verdict and vacated the $129 million judgment against the company. In June 1996, the U.S. Supreme Court denied Exxon's request to review the Appellate Court decision, which terminates, with finality, the judgment against the company. Please refer to Note 3 to the financial statements for further discussion regarding the company's patent litigation with Exxon.

                         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

The company was a party in a case brought by Exxon Corporation and its affiliates, Exxon Chemical Patents, Inc. and Exxon Research & Engineering Company, in the Southern District of Texas, Houston Division on September 19, 1989. In December 1992, the trial jury rendered a verdict that the company willfully infringed an Exxon patent pertaining to an oil soluble copper additive component. In early 1993, the court prohibited the company from making or selling any additive packages in the United States that contained this component and awarded Exxon $18.1 million for attorneys' fees. In November 1993, another jury in the same case awarded Exxon $48 million in damages, and in February 1994, the trial court judge doubled the damages amount and awarded prejudgment interest, court costs and additional attorney's fees for a total judgment of $129 million. The findings of infringement and validity of the Exxon patent as well as the $129 million judgment were appealed to the United States Court of Appeals for the Federal Circuit in Washington, D.C., which has jurisdiction over all patent cases.
On September 1, 1995, the Appellate Court overturned the jury verdict that the company infringed the Exxon patent and entered judgment in favor of the company as a matter of law. The ruling also vacated the injunction against the company and the $129 million judgment. On February 23, 1996, the same court in Washington, D.C., denied Exxon's request for a rehearing. On
June 24, 1996, the U.S. Supreme Court denied Exxon's request to review the Appellate Court judgment. The Supreme Court decision finalizes the Appellate Court judgment.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Annual Meeting of Shareholders of the Corporation was held April 22, 1996. The following matters were voted on by the shareholders:

      1.  Election of directors:

          (a) William G. Bares. The vote was 54,720,976 shares for and 510,365 shares to withhold authority.

          (b) Peggy Gordon Elliott. The vote was 54,513,186 shares for and 718,155 shares to withhold authority.

          (c) Gordon D. Harnett. The vote was 54,742,112 shares for and 489,229 shares to withhold authority.

          (d) Victoria F. Haynes. The vote was 54,769,599 shares for and 461,742 shares to withhold authority.

          (e) David H. Hoag. The vote was 54,789,050 shares for and 442,291 shares to withhold authority.

          (f) Thomas C. MacAvoy. The vote was 54,727,529 shares for and 503,812 shares to withhold authority.

                         PART II.  OTHER INFORMATION


      2. A proposal to amend the 1991 Stock Incentive Plan. The vote was 52,510,286 shares for; 1,916,677 against; and 804,378 shares abstaining.

      3. A proposal to confirm the appointment of Deloitte & Touche LLP as independent auditors. The vote was 54,907,601 shares for; 168,772 shares against; and 154,968 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

              (11)    Computation of Per Share Earnings

              (27)    Financial Data Schedule

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed during the quarter ended June 30, 1996.




                                 Signatures
                                 ----------


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

Date: August 13, 1996