Form 10-Q
period 1996-09-30
LUBRIZOL CORP
filed 1996-11-13
CIK 60751

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

                    Yes   [ X ]         No   [   ]

Number of the registrant's common shares, without par value, outstanding, as of October 31, 1996: 59,610,838

                              PART I.  FINANCIAL INFORMATION
                                Item 1 Financial Statements
                                 THE LUBRIZOL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
                                                            September 30      December 31
                                                                1996             1995
                                                            ------------      -----------
ASSETS
Cash and short-term investments.......................      $   99,235        $   30,579
Receivables...........................................         241,958           255,377
Inventories:
  Finished products...................................          87,507           102,628
  Products in process.................................          79,035            96,061
  Raw materials.......................................          67,377            89,267
  Supplies and engine test parts......................          21,055            22,583
                                                            ----------        ----------
                                                               254,974           310,539
                                                            ----------        ----------
Other current assets..................................          31,911            43,199
                                                            ----------        ----------
                   Total current assets...............         628,078           639,694
Property and equipment - net..........................         686,295           676,816
Investments in nonconsolidated companies..............          29,010           100,655
Intangible and other assets...........................          78,358            74,855
                                                            ----------        ----------
                       TOTAL..........................      $1,421,741        $1,492,020
                                                            ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt and current portion of long-term debt.      $   11,077        $   52,685
Accounts payable......................................         106,336           125,120
Income taxes and other current liabilities............         125,621            87,786
                                                            ----------        ----------
                  Total current liabilities...........         243,034           265,591
Long-term debt........................................         160,216           194,423
Postretirement health care obligation.................         104,534           102,653
Noncurrent liabilities................................          47,064            53,223
Deferred income taxes.................................          27,574            27,147
                                                            ----------        ----------
                  Total liabilities...................         582,422           643,037
                                                            ----------        ----------
Contingencies and commitments
Shareholders' equity:
  Preferred stock without par value - authorized
   and unissued:
    Serial Preferred Stock - 2,000,000 shares
    Serial Preferred Shares - 25,000,000 shares
  Common Shares without par value:
   Authorized 120,000,000 shares
   Outstanding - 59,773,688 shares as of September 30,
    1996 after deducting 26,422,206 treasury shares,
    62,951,288 shares as of December 31, 1995
    after deducting 23,244,606 treasury shares........          79,835            83,254
  Retained earnings...................................         767,521           762,747
  Accumulated translation adjustment..................          (8,037)            2,982
                                                            ----------        ----------
                   Total shareholders' equity.........         839,319           848,983
                                                            ----------        ----------
                       TOTAL..........................      $1,421,741        $1,492,020
                                                            ==========        ==========

Amounts shown are unaudited.

                                 THE LUBRIZOL CORPORATION



CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
                                            Third Quarter               Nine Months
                                          Ended September 30         Ended September 30
                                         --------------------      -----------------------
                                           1996        1995          1996          1995
                                         --------    --------      ----------   ----------
Net sales...........................     $392,114    $412,428      $1,218,057   $1,264,133
Royalties and other revenues........          811       1,296           3,338        4,776
                                         --------    --------      ----------   ----------
          Total revenues............      392,925     413,724       1,221,395    1,268,909
Cost of sales.......................      267,183     282,443         829,302      847,908
Selling and administrative expenses.       39,064      39,862         119,290      122,952
Research, testing and development
  expenses..........................       39,815      46,421         119,360      132,599
                                         --------    --------      ----------   ----------
          Total cost and expenses...      346,062     368,726       1,067,952    1,103,459
Net gain on investments.............                                   53,280       38,459
Other income (expense) - net........          921      (2,905)          4,342        5,570
Interest income.....................        1,378       1,035           5,798        3,611
Interest expense....................       (2,838)     (2,278)         (8,246)      (6,386)
                                         --------    --------      ----------   ----------
Income before income taxes..........       46,324      40,850         208,617      206,704
Provision for income taxes..........       14,591      12,908          67,578       68,409
                                         --------    --------      ----------   ----------
Net income..........................     $ 31,733    $ 27,942      $  141,039   $  138,295
                                         ========    ========      ==========   ==========
Net income per share................        $ .53       $ .44           $2.31        $2.16
                                            =====       =====           =====        =====

Dividends per share.................        $ .24       $ .23           $ .72        $ .69
                                            =====       =====           =====        =====

Average number of shares outstanding       59,979      63,460          61,166       64,083

Amounts shown are unaudited.

                                 THE LUBRIZOL CORPORATION


CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
                                                                      Nine Months Ended
                                                                        September 30
                                                                  ------------------------
                                                                     1996           1995
                                                                  ---------      ---------

Cash provided from (used for):
Operating activities:
Net income...................................................     $ 141,039      $ 138,295
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation and amortization............................        60,921         54,536
    Deferred income taxes....................................         4,800          1,740
    Equity earnings, net of distributions....................           311           (443)
    Net gain on investments..................................       (53,280)       (38,459)
    Change in current assets and liabilities:
      Accounts receivable....................................         3,931        (15,199)
      Inventories............................................        40,499         (1,262)
      Accounts payable and accrued expenses..................         8,768         22,260
      Other current assets...................................         5,393         (4,643)
    Other items - net........................................        (9,212)        (3,660)
                                                                  ---------      ---------
          Total operating activities.........................       203,170        153,165
Investing activities:
Proceeds from sale of investments and assets.................       148,960         40,160
Capital expenditures.........................................       (71,538)      (143,750)
Acquisition of subsidiary....................................        (1,718)        (3,521)
Other - net..................................................         3,296          3,170
                                                                  ---------      ---------
          Total investing activities                                 79,000       (103,941)
Financing activities:
Short-term borrowing (repayment) - net.......................       (82,914)       (56,859)
Long-term borrowing..........................................        28,425        100,064
Long-term debt repayment.....................................       (17,757)        (2,388)
Dividends paid...............................................       (44,161)       (44,277)
Common shares purchased, net of options exercised............       (95,523)       (54,829)
                                                                  ---------      ---------
          Total financing activities.........................      (211,930)       (58,289)

Effect of exchange rate changes on cash......................        (1,584)         1,504
                                                                  ---------      ---------
Net increase (decrease) in cash and short-term investments...        68,656         (7,561)
Cash and short-term investments at the beginning of period...        30,579         36,379
                                                                  ---------      ---------

Cash and short-term investments at the end of period.........     $  99,235      $  28,818
                                                                  =========      =========

Amounts shown are unaudited.

                          THE LUBRIZOL CORPORATION

                 Notes to Consolidated Financial Statements

                             September 30, 1996


1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995, and the results of operations and cash flows for the applicable periods ended September 30, 1996 and 1995.

2. During 1996, the company substantially completed the divestiture of its former agribusiness assets. In January 1996, pursuant to a definitive agreement to sell all of its interest in Mycogen Corporation to DowElanco, the company exchanged its interest in an agribusiness joint venture with Mycogen and all of its Mycogen Series A Preferred Stock for Mycogen Common Stock. In February 1996, the sale of the company's interest in Mycogen Common Stock to DowElanco was completed, and the company collected gross cash proceeds of $126.2 million.

    The company also sold substantially all of the assets of SVO Specialty Products, Inc. (SVO), a wholly-owned subsidiary. In January 1996, certain rights to SVO oil seed technology were sold to Mycogen for $8.0 million, of which $2.0 million was received in January 1996 with $2.5 million and $3.5 million due in January 1997 and 1998, respectively. In September 1996, the company sold the majority of the remaining SVO oil seed assets, excluding a seed crushing plant, for cash of $20.8 million. The gain or loss from the September 1996 sale of SVO assets, including the ultimate disposition of the seed crushing facility, is not expected to be significant. SVO's revenues approximated $33.0 million in each of the nine month periods ended September 30, 1996 and 1995 and were $5.8 million and $11.7 million for the three months ended September 30, 1996 and 1995, respectively. The SVO operations were not material to the company's results of operations or financial position.

    The company recognized a pretax gain on the transactions described above of $57.3 million, after transaction and other related costs of $4.9 million. The company also recognized a $4.0 million write-down of assets related to a joint venture in Venezuela due to the uncertainty of recoverability caused by the devaluation of that country's local currency during the first quarter of 1996. These items comprise the $53.3 million "Net Gain on Investments" reported in the income statement for the nine months ended September 30, 1996.

3. On June 24, 1996, the U.S. Supreme Court denied the request of Exxon Corporation to review the September 1995 decision of the United States Court of Appeals for the Federal Circuit in Washington, D.C. The Court of Appeals' decision overturned a previous jury verdict that the company had infringed an Exxon patent and vacated an injunction and a $129 million judgment against the company. The Supreme Court decision terminates, with finality, the judgment against the company.

                           THE LUBRIZOL CORPORATION

                  Notes to Consolidated Financial Statements

                              September 30, 1996


    The company has prevailed in a separate case brought in Canada against Exxon's Canadian affiliate, Imperial Oil, Ltd., for infringement of the company's patent pertaining to dispersant, the largest additive component used in motor oils. A 1990 trial court verdict in favor of the company regarding the issue of liability was upheld by the Federal Court of Appeals of Canada in December 1992, and in October 1993, the Supreme Court of Canada dismissed Imperial Oil's appeal of the Court of Appeals' decision. The case has returned to the trial court for an assessment of compensation damages. In October 1994, the trial court judge awarded the company $15 million (Canadian) in special penalty damages, plus attorneys' fees, against Imperial Oil for disregarding an earlier injunction for the manufacture or sale of the dispersant which is the subject of this case. In April 1996, the Federal Court of Appeals of Canada vacated the award of special penalty damages and concluded that penalty damage determination should be made after the compensation damages for patent infringement have been determined. No date has been set for determination of the compensation damages. A reasonable estimation of the company's potential recovery for compensation damages and penalty damages cannot be made at this time.

                          THE LUBRIZOL CORPORATION

              Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations


RESULTS OF OPERATIONS

The company continued to make progress during the first nine months of 1996 in a challenging business environment generally marked by slow market growth, competitive pricing and unfavorable currency effects. The company's successful efforts to reduce operating costs and working capital resulted in improved cash flow from operations for the year-to-date period and contributed to a net income improvement of 14% for the third quarter of 1996 compared with 1995, despite lower revenues. In addition, capital expenditures for the first nine months of 1996 were substantially lower than the same period last year. More detailed comments relating to the company's results of operations and financial position follow below.

Revenues decreased $20.8 million, or 5%, for the third quarter of 1996 compared with the third quarter of 1995 and $47.5 million, or 4%, for the nine months ended September 30, 1996, compared with the nine months ended September 30, 1995. Third quarter revenues declined because average selling prices were 4% lower (2% due to unfavorable currency and 2% due to negative price/mix) and due to the sale of the vegetable oil business in early September 1996. Volume in the third quarter was level with the third quarter of 1995. For the comparable year-to-date periods average selling price declined 3% due to unfavorable price/mix/currency effects and volume declined 1%.

During 1996, the company began to ship products that meet the new industry specification for passenger car motor oils in North America. This new specification requires approximately 10% less additive than the existing specification and, when fully implemented and absent changes in market share, may lessen the company's annual sales volume in North America by 4% (1.5% worldwide). By September 30, 1996, most of the company's customers had converted to this new specification, which the company estimates reduced its worldwide volume by approximately 1% for the first nine months of 1996.

Changing priorities of customers, along with the continuing consolidation among additive suppliers, are resulting in some customers seeking new supply relationships for additives. This, along with a weak demand for finished lubricants, is causing a more competitive marketplace in certain product lines. Although the company has experienced both gains and losses of business in the normal course of its operations, such changes may occur more frequently under these conditions and in periods when new industry specifications are being introduced.

                          THE LUBRIZOL CORPORATION

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


Gross profit (sales less cost of sales) decreased $5.1 million or 4% for the third quarter of 1996 compared with the third quarter of 1995 as the impact of lower average selling prices was partially offset by lower manufacturing costs and average material costs, each being 4% lower. For the nine months ended September 30, 1996, gross profit declined $27.5 million or 7% compared with the nine-month period ended September 30, 1995, principally due to the same factors described for the third quarter comparison. Unfavorable currency effects contributed approximately 55% and 28%, respectively, toward the decline in gross profit amount for the respective three and nine-month periods ended
September 30, 1996. Gross profit as a percent of sales improved to 31.9% from 31.5% for the third quarter but declined to 31.9% from 32.9% for the nine months ended September 30, 1996 as compared with the year ago periods.

The company has continued to lower its operating costs. Management has various initiatives in place relating to the cost structure of the company, both on a short-term and a long-term basis. These include a worldwide freeze on salary increases and hiring effective January 1996 and the manufacturing rationalization and organizational realignment initiatives that began in 1993. Employee levels are approximately 5% lower at September 30, 1996, compared with December 31, 1995, as retiring or departing employees were not replaced.
The company's manufacturing costs and selling, administrative, research and testing expenses were each lower than the year ago period. Excluding currency effects, these costs and expenses, in the aggregate, declined 5% for the comparative third quarter periods and 4% for the comparative year-to-date periods.

As explained in Note 2 to the financial statements, during 1996 the company completed the divestiture of substantially all of its former agribusiness assets comprised of its equity investment in Mycogen Corporation and the assets of the company's wholly-owned subsidiary, SVO Specialty Products, Inc. (SVO). These transactions have resulted in proceeds from the sale of investments of $149.0 million during 1996 and a pretax gain of $57.3 million, after transaction and other related costs of $4.9 million. The company also recognized a $4.0 million write-down of its assets related to a joint venture in Venezuela due the uncertainty of recoverability caused by the devaluation of that country's local currency. These items comprise the $53.3 million gain recognized in the first quarter of 1996 ($.55 per share after tax) and reflected in the income statement line item "Net gain on investments." The $38.5 million gain ($.39 per share after tax) recognized in the first half of 1995 was from the sale of Genentech common stock.

Other income-net improved by $3.8 million as compared with the third quarter of 1995, due to equity losses recorded in 1995 related to Mycogen's seasonal operating results. On a year-to-date basis for 1995, Mycogen equity losses were $1.5 million.

                           THE LUBRIZOL CORPORATION

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


The company transacts business in over 100 countries. As the U.S. dollar strengthens or weakens against other international currencies in which the company transacts business, the financial results of the company will be affected. In 1995, primarily during the second quarter, the U.S. dollar weakened, particularly against the French franc, German deutsche mark and Japanese yen, causing higher U.S. dollar revenues and earnings for the 1995 period. The U.S. dollar has strengthened during 1996 as compared with exchange rates in effect during 1995 causing an unfavorable effect on net income of approximately $3.0 million or $.05 per share for the nine-month period ended September 30, 1996. Currency also had an unfavorable effect of $.02 per share when comparing the third quarter of 1996 with the third quarter of 1995.

Net income in the third quarter of 1996 was $31.7 million or $.53 per share, which was a 14% increase (20% increase on a per share basis) over the $27.9 million or $.44 per share for the third quarter of 1995. On a year-to-date basis, net income before inclusion of the after-tax gain on investments, was $106.4 million or $1.76 per share for 1996, which was 6% less (1% less on a per share basis) than the $113.3 million or $1.77 per share for the first nine months of 1995.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities increased 33% to $203.2 million for the first nine months of 1996, compared with $153.2 million generated for the same period in 1995. This increase in cash flow from operations was principally attributable to cash generated from reducing working capital, primarily inventory, and the positive cash effect of lowering operating costs. Excluding cash and short-term investments, working capital has been reduced by $58 million, or 17%, from December 31, 1995, approximately 60% of which was due to liquidation of SVO inventories and receivables and the sale of this business in September of 1996.

Proceeds from the sale of investments reflected under "Investing Activities" in the Consolidated Statement of Cash Flows for the nine months ended September 30, 1996 are comprised of $126.2 million cash collected from the sale of Mycogen and $22.8 million collected from the sale of SVO assets, as described in Note 2 to the financial statements.

During 1995, capital expenditures reached record levels, as the company was completing several large construction projects to enhance or maintain production capabilities at plant facilities principally in the United States and France, as well as investing in new corporate administrative and technical facilities. As expected, the level of capital spending has declined sharply in 1996 due to the completion of these projects. Capital expenditures for the first nine months of 1996 were $71.5 million or approximately one-half the spending level for the same 1995 period. Capital expenditures for the full year 1996 are expected to approximate $100 million, as compared with $189 million for full year 1995.

                            THE LUBRIZOL CORPORATION

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


The company's share repurchase program for 1996 is currently planned to consist of approximately $135 million generated by the after-tax proceeds from the sale of its Mycogen investment and SVO assets. During the nine-month period ended September 30, 1996, the company repurchased 3.2 million of its common shares for $96.4 million. At September 30, 1996, there was authorization remaining to repurchase 3.8 million common shares.

Total short-term and long-term debt decreased $76 million, or 31%, at September 30, 1996, compared with December 31, 1995. This decline was the result of improved cash flow from operations, lower capital expenditures and the utilization of approximately $36 million of cash proceeds from the sale of the Mycogen investment and SVO to reduce borrowings until such proceeds may be used in the company's common share repurchase program. Debt as a percent of capitalization (shareholders' equity plus short-term and long-term debt) declined to 17% as compared to 23% at December 31, 1995.

Primarily as a result of these activities and the payment of dividends, cash and short-term investments increased $68.7 million to $99.2 million at September 30, 1996.

The company's financial position continues to be strong with a ratio of current assets to current liabilities of 2.6 to 1 at September 30, 1996, compared to 2.4 to 1 at December 31, 1995. Management believes the company's credit facilities and internally generated funds will be sufficient to meet its future capital needs.

The company is involved in patent litigation with Exxon Corporation in various countries. Please refer to Note 3 to the financial statements for further discussion regarding the company's patent litigation with Exxon.

                         PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (11)    Computation of Per Share Earnings

              (27)    Financial Data Schedule

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed during the quarter ended September 30, 1996.




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

Date: November 13, 1996