Form 10-K405
period 1996-12-31
LUBRIZOL CORP
filed 1997-03-26
CIK 60751

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

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

Registrant's telephone number, including area code: (216) 943-4200 Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
      Title of each class                                  on which registered
      -------------------                                ---------------------
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

                             Yes  X     No
                                -----     -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value (on basis of closing sale price) of voting stock held by nonaffiliates as of March 7, 1997: $2,002,703,196

         Number of the registrant's Common Shares, without par value, outstanding as of March 7, 1997 58,490,294

                       Documents Incorporated By Reference
                       -----------------------------------

         Portions of the registrant's 1996 Annual Report to its shareholders (Incorporated into Part I and II of this Form 10-K)

         Portions of the registrant's Proxy Statement dated March 19, 1997 (Incorporated into Part III of this Form 10-K)

                                     PART I
                                     ------

ITEM 1.           BUSINESS

                  The Lubrizol Corporation was organized under the laws of Ohio in 1928. The company began business as a compounder of special-purpose lubricants, and in the early 1930's was among the first to commence research in the field of lubricant additives. Today, the company is a worldwide supplier of performance chemicals for lubricants, fuels and other specialty chemical markets. These specialty chemical products are created through the application of advanced chemical and mechanical technologies to enhance the performance, quality and value of the customer products in which they are used. The company develops, produces and sells specialty additive systems for gasoline and diesel engine lubricating oils, automatic transmission fluids, gear oils, marine and tractor lubricants, fuel products and industrial fluids. The company also supplies coatings additives, refinery and oil field chemicals, specialty monomers, process chemicals, synthetic refrigerant compressor lubricants, fluid metering devices and particulate emission trap devices.

                  Prior to December 1, 1992, the company had a separately reportable Agribusiness segment. That segment developed, produced and marketed planting seeds and specialty vegetable oils, and also conducted strategic biotechnology research and development. Over the past five years the company has divested its non-strategic assets comprised primarily of its assets associated with its former Agribusiness segment, including its investments in Mycogen Corporation, and its investments in Genentech, Inc. common stock. The company has substantially liquidated its non-strategic assets as of December 31, 1996. (Please refer to Note 8 to the Financial Statements which is included in the company's 1996 Annual Report to its shareholders and is incorporated herein by reference.)

                  PRINCIPAL PRODUCTS. The company's principal products are specialty additive systems for gasoline and diesel engine lubricating oils, automatic transmission fluids, gear oils, industrial fluids, metalworking compounds and fuels. The company also offers other specialty chemical products, fluid metering devices and particulate emission trap devices. Additives for engine lubricating oils accounted for 51% of consolidated revenues in 1996, 1995 and 1994. Additives for driveline oils accounted for 25%, 24% and 24% of consolidated revenues for these respective periods.

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

                  Due to the variety in the properties and applications of oils, a number of different chemicals are used to formulate the company's products. Each additive combination is designed to fit the characteristics of the customer's base oil and the level of performance specified. Engine oils for passenger cars contain a combination of chemical additives which usually includes one or more detergents, dispersants, oxidation inhibitors and wear inhibitors, pour point depressants and viscosity improvers. Other chemical combinations are used in specialty additive systems for heavy duty engine oils used by trucks and off-highway equipment and in formulations for gear oils, automatic transmission fluids, industrial oils, metalworking fluids, and gasoline, diesel and residual fuels.

                  COMPETITION. The chemical additive field is highly competitive in terms of price, technology development, product performance and customer service. The company's principal competitors, both in the United States and overseas, are three major petroleum companies and one chemical company. The petroleum companies produce lubricant and fuel additives for their own use, and also sell additives to others. These competing companies are also customers of the company. Excluding viscosity improvers, management believes, based on volume sold, that the company is the largest supplier to the petroleum industry of performance additive systems for lubricants.

                  CUSTOMERS. In the United States, the company markets its additive products through its own sales organization. The company's additive customers consist primarily of oil refiners and independent oil blenders and are located in more than 100 countries. Approximately 40% of the company's sales are made to customers in North America, 33% in Europe and 27% in Asia-Pacific, Middle East and Latin America. Sales to Mobil Corporation and its affiliates accounted for 10% of consolidated sales in 1996 and 1995, and no customer exceeded 10% of consolidated sales in 1994. The company's ten largest customers, most of which are international oil companies and a number of which are groups of affiliated entities, accounted for approximately 44% of consolidated sales in 1996. The loss of one or more of these customers could have a material adverse effect on the company's business. However, the largest of these customers are made up of a number of separate business units that the company believes make independent purchasing decisions with respect to chemical additives.

                  RAW MATERIALS. The company utilizes a broad variety of chemical raw materials in the manufacture of its additives and uses oil in processing and blending additives. These materials are obtainable from several sources, and for the most part are derived from petroleum. Unstable political and economic conditions in the Middle East have, in the past, caused and may continue to cause the cost of raw materials to fluctuate significantly; however, the availability of raw materials to the company has not been significantly affected when these conditions occurred. The company expects raw materials to be available in adequate quantities during 1997.

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

                  Research and development expenditures were $93.4 million in 1996, $104.9 million in 1995 and $90.7 million in 1994. These amounts were equivalent to 5.8%, 6.3% and 5.7% of the respective revenues for such years. These amounts include expenditures for the performance evaluation of additive developments in engines and other types of mechanical equipment as well as expenditures for the development of specialty chemicals for industrial applications. In addition, $67.6 million, $74.7 million and $74.8 million was spent in 1996, 1995 and 1994, respectively, for technical service activities, principally for evaluation in mechanical equipment of specific lubricant formulations designed for the needs of petroleum industry customers throughout the world.

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

                  The company has filed claims against Exxon Corporation and its affiliates ("Exxon") alleging infringements by Exxon of certain of the company's patents. These suits are pending in the United States, Canada, France and the United Kingdom, and are at various stages. The international suits allege infringement of patents that correspond to a United States patent admitted as valid by Exxon in a settlement in 1988. In the suit in Canada, a determination of liability has been made by the courts against Exxon and in favor of the company, and the case has been returned to the trial court for an assessment of damages. In the suit in the United Kingdom, a patent trial court declared the company's patent invalid and the company will appeal that decision. In another patent infringement suit, instituted by Exxon in the United States, liability and damage determinations, previously made in favor of Exxon and against the company, have been overturned by an appeals court which has been affirmed by the U.S. Supreme Court. For further information regarding these cases, refer to Note 18 to the Financial Statements which is included in the company's 1996 Annual Report to its shareholders and is incorporated herein by reference.

                  ENVIRONMENTAL MATTERS. The company is subject to federal, state and local laws and regulations designed to protect the environment and limit manufacturing wastes and emissions. The company believes that as a general matter its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the consequent financial liability to the company. Compliance with the environmental laws and regulations requires continuing management effort and expenditures by the company. Capital expenditures for environmental projects approximated $8 million in 1996, and over the past three years have averaged 15% of annual capital spending. Management believes that the cost of complying with environmental laws and regulations will not have a material affect on the earnings, liquidity or competitive position of the company.

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

GENERAL
-------

                  EMPLOYEES. At December 31, 1996 the company and its wholly-owned subsidiaries had 4,358 employees of which approximately 64% were in the U.S.

                  INTERNATIONAL OPERATIONS. Financial information with respect to domestic and foreign operations is contained in Note 14 to the Financial Statements which is included in the company's 1996 Annual Report to its shareholders and is incorporated herein by reference.

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

ITEM 2.           PROPERTIES

                  The general offices of the company are located in Wickliffe, Ohio. The company has various leases for general office space primarily located in Houston, Texas; and London, England. The company owns three additive manufacturing plants in the United States; one located in the Cleveland, Ohio area, at Painesville, and two near Houston, Texas, at Deer Park and Bayport. Outside the United States, the company owns additive manufacturing/blending plants in Australia, Brazil, Canada, England, France (three locations), Japan, South Africa and Singapore. All of these plants, other than Singapore, are owned in fee. In Singapore, the company owns the plant but leases the land on which the plant is located. The company owns in fee research, development and testing facilities in Wickliffe, Ohio; Hazelwood, England; and Atsugi, Japan. The company also owns in fee a facility in Midland, Michigan, at which air and refrigeration compressor lubricants are developed and marketed; a manufacturing plant in Germany that manufactures performance chemical additives for the coatings industry; a manufacturing plant in Atlanta, Georgia, that manufactures fluid metering devices; and a manufacturing plant in Newmarket, Ontario, Canada, that manufactures particulate emission control devices.

                  Additive manufacturing plants in India and Saudi Arabia, are owned and operated by joint venture companies licensed by Lubrizol. Lubrizol's ownership of each of these companies ranges from 40% to 49%.

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

ITEM 3.           LEGAL PROCEEDINGS

                  The company is a party in a case brought by Exxon Corporation and its affiliates, Exxon Chemical Patents, Inc. and Exxon Research & Engineering Company, in the Southern District of Texas, Houston Division on September 19, 1989. In December 1992, the trial jury rendered a verdict that the company willfully infringed an Exxon patent pertaining to an oil soluble copper additive component. In early 1993, the court prohibited the company from making or selling any additive packages in the United States that contained this component and awarded Exxon $18.1 million for attorneys' fees. In November 1993, another jury in the same case awarded Exxon $48 million in damages, and in February 1994, the trial court judge doubled the damages amount and awarded prejudgment interest, court costs and additional attorney's fees for a total judgment of $129 million. The findings of infringement and validity of the Exxon patent as well as the $129 million judgment were appealed to the United States Court of Appeals for the Federal Circuit in Washington, D.C., which has jurisdiction over all patent cases. On September 1, 1995, the Appellate Court overturned the jury verdict that the company infringed the Exxon patent and entered judgment in favor of the company as a matter of law. The ruling also vacated the injunction against the company and the $129 million judgment. On February 23, 1996, the same court in Washington, D.C., denied Exxon's request for a rehearing. On June 24, 1996, the U.S. Supreme Court denied Exxon's request to review the Appellate Court judgment. The Supreme Court decision finalizes the Appellate Court judgment. Notwithstanding the Supreme Court decision, Exxon filed a motion for another trial under the patent on an allegedly different theory of infringement, which motion was denied by the trial judge following the Supreme Court ruling. However, Exxon has pursued an appeal of the denial of the motion for another trial, which appeal is pending.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to the vote of the security holders during the three months ended December 31, 1996.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

         The following sets forth the name, age, recent business experience and certain other information relative to each person who is an executive officer of the company as of March 1, 1997.

     Name                                            Business Experience
     ----                                            -------------------
W. G. Bares                                  Mr. Bares, age 55, became Chairman of the
                                             Board on April 22, 1996, and Chief
                                             Executive Officer on January 1,
                                             1996. He has been President since
                                             1982. From 1987 through 1995, he
                                             was also Chief Operating Officer.

R. A. Andreas                                Mr. Andreas, age 52, has been Vice President
                                             and Chief Financial Officer since June 1990.

J. W. Bauer                                  Mr. Bauer, age 43, became Vice President and
                                             General Counsel in April 1992, after serving
                                             as General Counsel from August 1991.

S. A. Di Biase                               Dr. Di Biase, age 44, has been Vice
                                             President since September 1993. He
                                             is responsible for Research and
                                             Development. From 1990 to September
                                             1993, he was Director of Strategic
                                             Research.

G. R. Hill                                   Dr. Hill, age 55, has been Senior Vice
                                             President since 1988. In 1996, he became
                                             responsible for Corporate Strategic
                                             Planning and has been responsible for
                                             Business Development since October
                                             1993. Prior to October 1993, he was
                                             responsible for Research and Development.

J. E. Hodge                                  Mr. Hodge, age 54, has been Vice President
                                             since September 1993. He is responsible for
                                             Operations.  During 1989 through 1993,
                                             he was General Manager - Deer Park/Bayport
                                             Plants.

K. H. Hopping                                Mr. Hopping, age 50, has been Vice President
                                             and Secretary of the Corporation since April
                                             1991.

W. R. Jones                                  Mr. Jones, age 54, has been Treasurer since
                                             1980.




     Name                                                  Business Experience
     ----                                                  -------------------

S. F. Kirk                                   Mr. Kirk, age 47, has been Vice President
                                             since September 1993. In April 1996, he
                                             became responsible for Sales. From 1993
                                             to April 1996, he was responsible for
                                             Segment Management. From January 1991
                                             to 1993, he was Senior Vice President -
                                             Marketing and Technology for Lubrizol
                                             Petroleum Chemicals Company.

Y. Le Couedic                                Mr. Le Couedic, age 49, has been Vice
                                             President since September 1993. He is
                                             responsible for Management Information
                                             Systems. From 1991 to 1993, he was
                                             Division Head - Corporate R&D -
                                             Administrative Services.

G. P. Lieb                                   Mr. Lieb, age 44, was named Controller -
                                             Accounting and Financial Reporting in
                                             November 1993, and was named Principal
                                             Accounting Officer in January 1994.  From
                                             October 1991 to October 1993, he was
                                             Administrative Manager for the Hazelwood,
                                             U.K. Laboratory.

M. W. Meister                                Mr. Meister, age 42, has been Vice President
                                             since April 1993. He is responsible for
                                             Human Resources. From November 1992 to
                                             April 1993, he was General Manager -
                                             Human Resources. During 1989 to 1992, he
                                             was Director - Human Resources for
                                             Agrigenetics Company, formerly a
                                             wholly-owned subsidiary of The Lubrizol
                                             Corporation.

D. A. Muskat                                 Mr. Muskat, age 57, was named Operations
                                             Manager in August 1993.  From September 1989
                                             to August 1993 he was Vice President -
                                             Operations for Lubrizol Petroleum Chemicals
                                             Company.

L. M. Reynolds                               Ms. Reynolds, age 36, was named Assistant
                                             Secretary in April 1995, and has been
                                             Counsel since February 1991.

R. D. Robins                                 Mr. Robins, age 54, became Vice President
                                             in April 1996. He is responsible for
                                             Segment Management. From October 1993 to
                                             April 1996 he was Passenger Car Segment
                                             Manager. From November 1991 to October
                                             1993 he was Fuel Products Group
                                             Business Manager.




     Name                                             Business Experience
     ----                                             -------------------

J. A. Thomas                                 Mr. Thomas, age 58, has been Vice President
                                             since April 1994. In 1996, he became
                                             responsible for managing Corporate
                                             Strategies in the Asia Pacific Region. From
                                             April 1994 through April 1996, he was
                                             responsible for Corporate Planning and
                                             Development. From December 1990 to April
                                             1994, he was General Manager - Sales for
                                             Asia Pacific, Latin American and the
                                             Middle East.


All executive officers serve at the pleasure of the Board.

                                     PART II
                                     -------

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS.

                 The Common Shares of the company are listed on the New York Stock Exchange under the symbol LZ. The number of shareholders of record of Common Shares was 5,988 as of March 7, 1997.

                 Information relating to the recent price and dividend history of the company's Common Shares follows:

                                Common Share Price History                        Dividends
                                --------------------------                        ---------
                                1996                     1995                 Per Common Share
                                ----                     ----                 ----------------

                          High          Low          High          Low         1996          1995
                          ----          ---          ----          ---         ----          ----
1st quarter                $31           $26 5/8     $35 1/2     $32 1/2      $ .24          $.23
2nd quarter                 30 1/2        27 1/4      36 7/8      34 1/8        .24           .23
3rd quarter                 30 1/2        27 7/8      37 3/8      30            .24           .23
4th quarter                 32 3/8        28 1/2      33 1/4      25 1/2        .25           .24
                                                                                ---          ----
                                                                               $.97          $.93
                                                                               ====          ====


ITEM 6.          SELECTED FINANCIAL DATA.

                 The summary of selected financial data for each of the last five years included in the Historical Summary contained on pages 38 and 39 of the company's 1996 Annual Report to its shareholders is incorporated herein by reference. Other income (charges) for 1996, 1995, 1994 and 1993 includes $53.3 million, $38.5 million, $41.2 million and $42.4 million, respectively, for gains on sale of investments; in 1995, a charge of $9.5 million for an asset impairment; and in 1993, a special charge of $86.3 million (See Notes 8 and 17 to the Financial Statements included in the company's 1996 Annual Report to its shareholders). In addition, the company changed its method of accounting for postretirement benefits and for income taxes, effective January 1, 1993, to comply with two newly effective accounting standards, which reduced 1993 net income by $39.4 million.

                 Total debt reported in the Historical Summary includes the following amounts classified as long-term at December 31: $157.6 million in 1996, $194.4 million in 1995, $114.2 million in 1994, $55.3 million in 1993 and
$23.3 million in 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 The Management's Discussion and Analysis of Financial Condition and Results of Operations, including the company's cautionary statement for "Safe Harbor" purposes under the Private Securities Litigation Reform Act of 1995, contained on pages 16 through 21, inclusive, of the company's 1996 Annual Report to its shareholders is incorporated herein by reference.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 The consolidated financial statements of the company and its subsidiaries, together with the independent auditors' report relating thereto, contained on pages 22 through 36, inclusive, of the company's 1996 Annual Report to its shareholders, and the Quarterly Financial Data (Unaudited) contained on page 37 of such 1996 Annual Report, are incorporated herein by reference.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.

                 Not applicable.

                                    PART III
                                    --------

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                 The information contained under the heading "Election of Directors" on pages 2 to 6, inclusive, of the company's Proxy Statement dated March 19, 1997, is incorporated herein by reference. Information relative to executive officers of the company is contained under "Executive Officers of the Registrant" Part I of this Annual Report on Form 10-K.

ITEM 11.         EXECUTIVE COMPENSATION.

                 The information relating to executive compensation contained under the headings "Committees and Compensation of the Board of Directors" on pages 6 and 7, "Executive Compensation" on pages 10 through 12, inclusive, and under "Employee and Executive Officer Benefit Plans - Pension Plans" and "- Executive Agreements" on pages 17 through 19, inclusive, of the company's Proxy Statement dated March 19, 1997, is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                 The information relating to security ownership set forth under the heading "Security Ownership of Directors and Management and Certain Beneficial Owners" on pages 8 and 9 of the company's Proxy Statement dated March 19, 1997, is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 Not applicable.


                                     PART IV
                                     -------

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                AND REPORTS ON FORM 8-K.

               (a)  Documents filed as part of this Annual Report:

                    1. The following consolidated financial statements of The Lubrizol Corporation and its subsidiaries, together with the independent auditors' report relating thereto, contained on pages 22 through 36, inclusive, of Lubrizol's 1996 Annual Report to its shareholders and incorporated herein by reference:

                         Independent Auditors' Report

                         Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

                         Consolidated Balance Sheets at December 31, 1996 and
                         1995

                         Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

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

               (4)(e) Amendment No. 2 to Rights Agreement dated October 6, 1987, as amended, between The Lubrizol Corporation and National City Bank, effective October 28, 1991. (Reference is made to Exhibit
                              (4)(f) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which Exhibit is incorporated herein by reference.)

               (4)(f) Amendment No. 3 to Rights Agreement dated October 6, 1987, as amended, between The Lubrizol Corporation and American Stock Transfer & Trust Company, effective February 17, 1997.

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

               (10)(c)* Form of Employment Agreement between The Lubrizol Corporation and certain of its senior executive officers. (Reference is made to Exhibit (10)(e) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which
                              Exhibit is incorporated herein by reference.)

               (10)(d)* The Lubrizol Corporation Excess Defined Benefit Plan, as amended. (Reference is made to Exhibit
                              (10)(d) to The Lubrizol Corporation's Annual
                              Report on Form 10-K for the year ended December 31, 1995, which Exhibit is incorporated herein by reference.)

               (10)(e)* The Lubrizol Corporation Excess Defined Contribution Plan, as amended. (Reference is made to Exhibit (10)(e) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, which Exhibit is incorporated herein by reference.)

               (10)(f)* The Lubrizol Corporation Performance Pay Plan (formerly Variable Award Plan), as amended.

               (10)(g)* The Lubrizol Corporation Executive Death Benefit Plan, as amended. (Reference is made to Exhibit
                              (10)(g) to The Lubrizol Corporation's Annual
                              Report on Form 10-K for the year ended December 31, 1995, which Exhibit is incorporated herein by reference.)

               (10)(h)* The Lubrizol Corporation 1991 Stock Incentive Plan, as amended.

               (10)(i)* The Lubrizol Corporation Deferred Stock Compensation Plan for Outside Directors, as amended. (Reference is made to Exhibit (10)(i) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, which
                              Exhibit is incorporated herein by reference.)

               (10)(j)* The Lubrizol Corporation Officers' Supplemental Retirement Plan, as amended. (Reference is made to Exhibit (10)(j) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, which Exhibit is incorporated herein by reference.)

               (10)(k)* The Lubrizol Corporation Deferred Compensation Plan for Officers, as amended. (Reference is made to Exhibit (10) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, which Exhibit is incorporated herein by reference.)

               (10)(l)* The Lubrizol Corporation Executive Council Deferred Compensation Plan.

               (11)           Statement setting forth Computation of Per Share
                              Earnings.

               (12)           Computation of Ratio of Earnings to Fixed Charges.

               (13) The following portions of The Lubrizol Corporation 1996 Annual Report to its shareholders:

                              Pages 16-21    Management's Discussion and
                                             Analysis of Financial Condition
                                             and Results of Operations

                              Page 22        Independent Auditors' Report

                              Page 23 Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

                              Page 24 Consolidated Balance Sheets at December 31, 1996 and 1995

                              Page 25 Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                              Page 26        Consolidated Statements of
                                             Shareholders' Equity for the years
                                             ended December 31, 1996, 1995 and
                                             1994

                              Pages 27-36    Notes to Financial Statements

                              Page 37        Quarterly Financial Data
                                             (Unaudited)

                              Pages 38-39    Historical Summary

               (21)           List of Subsidiaries of The Lubrizol Corporation

               (23)           Consent of Independent Auditors

               (27)           Financial Data Schedule

         *Indicates management contract or compensatory plan or arrangement.

                 (b)      Reports on Form 8-K

                          No reports on Form 8-K were filed during the three months ended December 31, 1996.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on March 24, 1997, on its behalf by the undersigned, thereunto duly authorized.

                           THE LUBRIZOL CORPORATION

                           BY      /S/ W. G. Bares
                             -------------------------------------------
                             W. G. Bares, Chairman of the Board,
                             President and Chief Executive Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 24, 1997, by the following persons on behalf of the Registrant and in the capacities indicated.

 /s/W. G. Bares                                      Chairman of the Board, President and
--------------------------------                     Chief Executive Officer
W. G. Bares                                          (Principal Executive Officer)

/s/R. A. Andreas                                     Vice President and Chief Financial Officer
---------------------------------                    (Principal Financial Officer)
R. A. Andreas

/s/G. P. Lieb                                        Controller, Accounting and Financial Reporting
---------------------------------                    (Principal Accounting Officer)
G. P. Lieb

/s/Edward F. Bell                                    Director
---------------------------------
Edward F. Bell

/s/L. E. Coleman                                     Director
---------------------------------
L. E. Coleman

/s/Peggy G. Elliott                                  Director
---------------------------------
Peggy G. Elliott

/s/Forest J. Farmer, Sr.                             Director
---------------------------------
Forest J. Farmer, Sr.

/s/Gordon D. Harnett                                 Director
---------------------------------
Gordon D. Harnett

/s/Victoria F. Haynes                                Director
----------------------------------
Victoria F. Haynes

/s/David H. Hoag                                     Director
-----------------------------------
David H. Hoag

/s/Thomas C. MacAvoy                                 Director
-----------------------------------
Thomas C. MacAvoy

/s/William P. Madar                                  Director
-----------------------------------
William P. Madar

/s/Ronald A. Mitsch                                  Director
------------------------------------
Ronald A. Mitsch


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

(4)(e)                 Amendment No. 2 to Rights Agreement dated October 6,
                       1987, as amended, between The Lubrizol Corporation and National City Bank, effective October 28, 1991.
                       (Reference is made to Exhibit (4)(f) to The Lubrizol
                       Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, which Exhibit is incorporated herein by reference.)

(4)(f)                 Amendment No. 3 to Rights Agreement dated October 6,
                       1987, as amended, between The Lubrizol Corporation and American Stock Transfer & Trust Company, effective
                       February 17, 1997.

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

(10)(d)* The Lubrizol Corporation Excess Defined Benefit Plan, as amended. (Reference is made to Exhibit (10)(d) to The
                       Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, which Exhibit is incorporated herein by reference.)

(10)(e)*               The Lubrizol Corporation Excess Defined Contribution
                       Plan, as amended. (Reference is made to Exhibit (10)(e) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, which Exhibit is incorporated herein by reference.)

(10)(f)*               The Lubrizol Corporation Performance Pay Plan (formerly
                       Variable Award Plan), as amended.

(10)(g)* The Lubrizol Corporation Executive Death Benefit Plan, as amended. (Reference is made to Exhibit (10)(g) to The
                       Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, which Exhibit is incorporated herein by reference.)

(10)(h)* The Lubrizol Corporation 1991 Stock Incentive Plan, as amended.

(10)(i)* The Lubrizol Corporation Deferred Stock Compensation Plan for Outside Directors, as amended. (Reference is made to Exhibit (10)(i) to The Lubrizol Corporation's Annual
                       Report on Form 10-K for the year ended December 31, 1995, which Exhibit is incorporated herein by reference.)

(10)(j)*               The Lubrizol Corporation Officers' Supplemental
                       Retirement Plan, as amended. (Reference is made to Exhibit (10)(j) to The Lubrizol Corporation's Annual
                       Report on Form 10-K for the year ended December 31, 1995, which Exhibit is incorporated herein by reference.)

(10)(k)*               The Lubrizol Corporation Deferred Compensation
                       Plan for Officers, as amended. (Reference is made to Exhibit (10) to The Lubrizol Corporation's
                       Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, which Exhibit is incorporated herein by reference.)

(10)(l)*               The Lubrizol Corporation Executive Council Deferred
                       Compensation Plan.

(11)                   Statement setting forth Computation of Per Share Earnings.

(12)                   Computation of Ratio of Earnings to Fixed Charges.





(13)                   The following portions of The Lubrizol Corporation 1996
                       Annual Report to its shareholders:

                       Pages 16-21          Management's Discussion and Analysis of Financial
                                            Condition and Results of Operations

                       Page 22              Independent Auditors' Report

                       Page 23              Consolidated Statements of Income for the years
                                            ended December 31, 1996, 1995 and 1994

                       Page 24              Consolidated Balance Sheets at December 31, 1996
                                            and 1995

                       Page 25              Consolidated Statements of Cash Flows for the
                                            years ended December 31, 1996, 1995 and 1994

                       Page 26              Consolidated Statements of Shareholders' Equity
                                            for the years ended December 31, 1996, 1995 and
                                            1994

                       Pages 27-36          Notes to Financial Statements

                       Page 37              Quarterly Financial Data (Unaudited)

                       Pages 38-39          Historical Summary

(21)                   List of Subsidiaries of The Lubrizol Corporation

(23)                   Consent of Independent Auditors

(27)                   Financial Data Schedule

*Indicates management contract or compensatory plan or arrangement.
