Form 10-Q
period 1997-03-31
LUBRIZOL CORP
filed 1997-05-14
CIK 60751

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

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

                    Yes   [ X ]         No   [   ]

Number of the registrant's common shares, without par value, outstanding, as of April 30, 1997: 58,280,720

                              PART I.  FINANCIAL INFORMATION
                                Item 1 Financial Statements
                                 THE LUBRIZOL CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

                                                              March 31        December 31
                                                                1997              1996
                                                            ----------        -----------
ASSETS
Cash and short-term investments.......................      $   54,592        $   55,073
Receivables...........................................         259,017           238,401
Inventories:
  Finished products...................................          90,420            88,176
  Products in process.................................          65,749            77,910
  Raw materials.......................................          68,855            66,590
  Supplies and engine test parts......................          18,852            19,229
                                                            ----------        ----------
                                                               243,876           251,905
                                                            ----------        ----------
Other current assets..................................          34,226            39,720
                                                            ----------        ----------
                   Total current assets...............         591,711           585,099
Property and equipment - net..........................         686,408           707,314
Investments in nonconsolidated companies..............          25,235            29,821
Other assets..........................................          73,101            79,881
                                                            ----------        ----------
                       TOTAL..........................      $1,376,455        $1,402,115
                                                            ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt and current portion of long-term debt.      $   20,266        $   40,871
Accounts payable......................................         101,211            99,676
Income taxes and other current liabilities............         101,493            86,563
                                                            ----------        ----------
                  Total current liabilities...........         222,970           227,110
Long-term debt........................................         153,936           157,628
Postretirement health care obligation.................         106,240           105,463
Noncurrent liabilities................................          39,165            47,284
Deferred income taxes.................................          44,063            45,254
                                                            ----------        ----------
                  Total liabilities...................         566,374           582,739
                                                            ----------        ----------
Contingencies and commitments
Shareholders' equity:
  Preferred stock without par value - authorized
   and unissued:
    Serial Preferred Stock - 2,000,000 shares
    Serial Preference Shares - 25,000,000 shares
  Common Shares without par value:
   Authorized 120,000,000 shares
   Outstanding - 58,303,396 shares as of March 31,
    1997 after deducting 27,892,498 treasury shares,
    58,522,676 shares as of December 31, 1996
    after deducting 27,673,218 treasury shares........          80,055            78,534
  Retained earnings...................................         758,918           744,310
  Accumulated translation adjustment..................         (28,892)           (3,468)
                                                            ----------        ----------
                   Total shareholders' equity.........         810,081           819,376
                                                            ----------        ----------
                       TOTAL..........................      $1,376,455        $1,402,115
                                                            ==========        ==========

Amounts shown are unaudited.

                                 THE LUBRIZOL CORPORATION



CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)

                                                                     Three Months Ended
                                                                           March 31
                                                                  -----------------------
                                                                    1997           1996
                                                                  --------       --------
Net sales.....................................................    $387,749       $405,412
Royalties and other revenues..................................       1,260          1,689
                                                                  --------       --------
          Total revenues......................................     389,009        407,101
Cost of sales.................................................     258,107        273,595
Selling and administrative expenses...........................      40,014         40,608
Research, testing and development expenses....................      34,982         40,696
                                                                  --------       --------
          Total cost and expenses.............................     333,103        354,899
Gain on investments...........................................                     53,280
Other income - net............................................       3,245          3,213
Interest income...............................................         866          1,116
Interest expense..............................................      (2,444)        (3,094)
                                                                  --------       --------
Income before income taxes....................................      57,573        106,717
Provision for income taxes....................................      18,712         35,481
                                                                  --------       --------
Net income....................................................    $ 38,861       $ 71,236
                                                                  ========       ========
Net income per share..........................................       $ .66          $1.14
                                                                     =====          =====

Dividends per share...........................................       $ .25          $ .24
                                                                     =====          =====
Average number of shares outstanding..........................      58,504         62,615

Amounts shown are unaudited.

                                 THE LUBRIZOL CORPORATION


CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)

                                                                     Three Months Ended
                                                                           March 31,
                                                                  ------------------------
                                                                    1997           1996
                                                                  --------       --------
Cash provided from (used for):
Operating activities:
Net income...................................................     $ 38,861       $ 71,236
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation and amortization............................       21,026         19,442
    Deferred income taxes....................................          768          1,849
    Equity earnings, net of distributions....................         (471)          (940)
    Gain on investments......................................                     (53,280)
    Change in current assets and liabilities:
      Receivables............................................      (28,494)       (17,380)
      Inventories............................................          140          9,955
      Accounts payable and accrued expenses..................       23,165         14,445
      Other current assets...................................        4,548          5,360
    Other items - net........................................       (8,943)        (5,850)
                                                                  --------       --------
          Total operating activities.........................       50,600         44,837
Investing activities:
Proceeds from sale of investments............................       12,117        127,480
Capital expenditures.........................................      (19,078)       (27,607)
Investments in nonconsolidated companies.....................       (1,359)
Other - net..................................................        1,526          2,045
                                                                  --------       --------
          Total investing activities                                (6,794)       101,918
Financing activities:
Short-term (repayment).......................................      (19,780)       (76,657)
Long-term borrowing..........................................           23
Long-term (repayment)........................................         (795)          (883)
Dividends paid...............................................      (14,639)       (15,111)
Common shares purchased, net of options exercised............       (8,093)       (42,563)
                                                                  --------       --------
          Total financing activities.........................      (43,284)      (135,214)

Effect of exchange rate changes on cash......................       (1,003)          (826)
                                                                  --------       --------
Net increase (decrease) in cash and short-term investments...         (481)        10,715
Cash and short-term investments at the beginning of period...       55,073         30,579
                                                                  --------       --------
Cash and short-term investments at the end of period.........     $ 54,592       $ 41,294
                                                                  ========       ========

Amounts shown are unaudited.

                          THE LUBRIZOL CORPORATION

                 Notes to Consolidated Financial Statements

                               March 31, 1997


1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996, and the results of operations and cash flows for the applicable periods ended March 31, 1997 and 1996.

2. During the first quarter of 1996, the company sold its investments in Mycogen Corporation and Agrigenetics, Inc., for cash of $126.2 million. The Company also sold certain rights to its SVO oil seed technology for $8 million, of which $2 million was received in 1996, and $2.5 million was received in 1997, with the remaining balance of $3.5 million due in 1998. These transactions resulted in pretax gains of $57.3 million. Losses on other investment activity reduced the gain on investments recognized during the first quarter of 1996 to $53.3 million.

3.  In February 1997, the Financial Accounting Standards Board issued
    SFAS 128, Earnings Per Share. SFAS 128 becomes effective for interim and annual financial statements issued after December 15, 1997. SFAS 128 simplifies the current standard for computing earnings per share (EPS) found in APB No. 15 and requires the dual presentation of "Basic" and "Diluted" EPS on the face of the income statement and certain footnote disclosures. "Basic" EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. The EPS currently reported for the company excludes the effect of outstanding stock options and awards as the dilution effect is less than 3%. Therefore, EPS to be reported by the company under "Basic" EPS will be the same amount as calculated under the current standard. "Diluted" EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares. At March 31, 1997, the company's outstanding stock options and awards, would have an insignificant effect when reporting "Diluted" EPS.

4. The company is involved in patent litigation with Exxon Corporation and/or its affiliates in various countries. The company has prevailed in a case brought in Canada against Exxon's Canadian affiliate, Imperial Oil, Ltd., for infringement of the company's patent pertaining to dispersants, the largest additive component used in motor oils. A 1990 trial court verdict in favor of the company regarding the issue of liability was upheld by the Federal Court of Appeals of Canada in December 1992, and in October 1993, the Supreme Court of Canada dismissed Imperial Oil's appeal of the Court of Appeals' decision. The case has returned to the trial court for an assessment of compensation damages, and a tentative trial date of November 17, 1997 has been set regarding the determination of such damages. In October 1994, the trial court judge determined that Imperial Oil had violated an earlier injunction for the manufacture or sale of the dispersant which is the subject of this case. The determination of penalty damages, if any, on account of this violation will be made only after the compensation damages for patent infringement have been determined by the lower court. A reasonable

                          THE LUBRIZOL CORPORATION

                 Notes to Consolidated Financial Statements

                               March 31, 1997


    estimation of the company's potential recovery for compensation and penalty damages cannot be made at this time and no amount has been recorded in the company's financial statements.

    In November 1996, a patent trial court in London declared a Lubrizol United Kingdom patent invalid, which patent is the subject of litigation with Exxon in that country. The company is appealing this decision. Although the trial court decision does not involve any damage payments, the court awarded Exxon its recoverable legal costs in the case, as is customary under U.K. practice. Exxon has filed with the court a request for legal costs of approximately $11 million. The determination of which of those costs may be recoverable will be subject to a separate proceeding for which no date has been set at this time. Based on the advise of legal counsel, management believes that the November 1996 trial court decision will not be upheld on appeal, in which case the recoverable legal costs would be reduced or eliminated and, if already paid contingently by the company, refunded in whole or in part. Therefore, no amount related to Exxon's legal costs has been recorded in the company's financial statements.

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS

The company made significant progress during the first quarter of 1997 in growing its business at targeted accounts and in continuing to reduce its cost structure. The resulting higher sales volume and lower operating costs, together with lower raw material cost, more than offset continued competitive pricing, unfavorable effects of changing product mix and unfavorable currency effects. Despite lower revenues and a highly competitive marketplace, the company was able to improve its overall gross profit percentage as well increase the level of cash generated from operating activities. Earnings per share increased 12% on 4% lower revenues for the first quarter 1997 compared with the first quarter of 1996. More detailed comments relating to the company's results of operations and financial position follow below.

As expected, acquisitions, mergers and joint ventures within the lubricant industry announced during 1996 coupled with customers searching for stronger, longer-term relationships with a few key suppliers and the continued weak demand for finished lubricants is causing a very competitive marketplace within certain product lines and continuing pressure on prices for the company's products. These same factors will continue to make revenue growth a challenge in 1997. Revenues in the first quarter of 1997 decreased $18.1 million, or 4%, compared with the first quarter of 1996. First quarter revenues declined, despite a 5% increase in volume, as average selling prices were 8% lower (6% due to negative mix/price and 2% due to unfavorable currency), and revenues declined 1% due to the net effect of acquisition/divestiture activity between the periods.

Sales volume increased 4% to North American customers and 6% to International customers, primarily in Asia-Pacific and Western Europe, when comparing the first quarter of 1997 with 1996. The company believes these business gains were a result of actively pursuing strategic relationships with finished lubricant suppliers and being well positioned to compete within the current industry environment, which led to market share gains from these opportunities. The volume gains in North America more than offset the impact of a new engine oil standard that customers converted to during the first nine months of 1996, which requires approximately 10% less additive than the previous specification.

Gross profit (sales less cost of sales) decreased $2.2 million, or 2% for the first quarter of 1997, compared with the first quarter of 1996 as the impact of lower average selling prices more than offset the benefits of higher sales volume and lower cost of sales. Cost of sales declined primarily as a result of lower raw material costs, although manufacturing cost per metric ton sold was also lower. Excluding the unfavorable effects of currency, gross profit would have increased $2.4 million over the comparable 1996 period. Gross profit as a percent of sales improved to 33.4% from 32.5% for the comparable first quarter periods.

                         THE LUBRIZOL CORPORATION

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations


The company has continued to lower its operating costs despite lifting the freeze on salary increases that was in place throughout 1996. Employee levels are approximately 6% lower at March 31, 1997 compared with March 31, 1996 and 2% lower compared with December 31, 1996 as retiring or departing employees have not been replaced. The company's manufacturing costs and selling, administrative, research and testing expenses were each lower than the year ago period. Research and testing expenses were 14% lower than the comparable year ago period, due to the reduction in workforce, greater internalization of testing activity and timing of testing programs, particularly within the engine oil product lines. The quarterly rate of technical spending is planned to increase over the remaining three quarters of 1997 due to the timing of testing activities, primarily within engine oils. However, the company believes technical spending for the full year 1997 will be lower than that of 1996.

During the first quarter of 1996, the company recognized a gain of $53.3 million ($.55 per share after taxes) primarily from the sale of its investment in Mycogen Corporation and the sale of certain rights of its SVO oilseed technology.

The company transacts business in over 100 countries. As the U.S. dollar strengthens or weakens against other international currencies in which the company transacts business, the financial results of the company will be affected. The principal currencies, other than the U.S. dollar, in which the company transacts business are the French franc, German deutsche mark, British pound sterling and Japanese yen. The U.S. dollar continued to strengthen during the first quarter of 1997 and, as compared with exchange rates in effect during first quarter of 1996, caused a $.02 unfavorable effect on net income per share.

Primarily as a result of the above factors, net income in the first quarter of 1997 was $38.9 million or $.66 per share, which was a 6% increase (12% increase on a per share basis) over the $36.6 million or $.59 per share for the first quarter of 1996, excluding the 1996 investment gain. Including the investment gain, 1996 first quarter net income was $71.2 million, or $1.14 per share.


WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities increased 13% to $50.6 million for the first quarter of 1997, as compared with $44.8 million generated for the same period in 1996. This improvement was primarily attributable to the positive effects of lower material costs and lower operating expenses more than offsetting the negative effects of lower revenues.

Proceeds from the sale of investments for the quarter ended March 31, 1997, reflect $9.6 million from the sale of a non-strategic investment and $2.5 million collected on a promissory note from the 1996 sale of certain SVO technology rights. Proceeds from the sale of investments for the quarter ended March 31, 1996 are principally comprised of $126.2 million collected from the sale of Mycogen and $2.0 million initially collected from the sale of certain SVO technology rights.

                         THE LUBRIZOL CORPORATION

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations


Capital expenditures in the first quarter of 1997 were $19.1 million as compared to $27.6 million for the quarter ended March 31, 1996. Capital expenditures for the full year 1997 are expected to approximate $110 million, including approximately $30 million to be expended in 1997 as a part of a multi-year project to implement an enterprise-wide system which will fully integrate the company's information management systems on a global basis.

The company maintains an active share repurchase program. During the first quarter of 1997, the company repurchased 290,000 of its common shares for $10.0 million. The company currently plans to expend at least $40 million during 1997 in its share repurchase program. At March 31, 1997, the company had 2.3 million shares remaining under its current share repurchase authorization. In addition, approximately $1.9 million was collected from the exercise of stock options during the first quarter of 1997. During the first quarter of 1996, the share repurchase program was expanded to utilize the after-tax proceeds from the sale of investments as the company repurchased 1,423,000 shares for $42.8 million.

Cash outlays for financing activities included $20.6 million in net repayments of short-term and long-term debt and reflects the utilization of cash generated from operating activities during the period. Debt as a percent of capitalization (shareholders' equity plus short-term and long-term debt) declined to 18% as compared to 20% at December 31, 1996.

Primarily as a result of these activities and the payment of dividends, the balance of cash and short-term investments of $54.6 million at March 31, 1997 declined slightly as compared with $55.1 million at December 31, 1996.

The company's financial position continues to be strong with a ratio of current assets to current liabilities of 2.7 to 1 at March 31, 1997, compared to 2.6 to 1 at December 31, 1996. Management believes the company's credit facilities and internally generated funds will be sufficient to meet its future capital needs.

The company is involved in patent litigation with Exxon Corporation in various countries. Please refer to Note 4 to the financial statements for further discussion regarding the company's patent litigation with Exxon.

                         THE LUBRIZOL CORPORATION

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations


CAUTIONARY STATEMENT FOR SAFE HARBOR PURPOSES

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward looking statements are subject to uncertainties and factors relating to the company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the company, that could cause actual results of the company to differ materially from those matters expressed in or implied by such forward-looking statements. The company identified certain, but not necessarily all, of these uncertainties and factors in its MD&A contained on page 21 of its 1996 Annual Report to its shareholders, to which reference is made and which are incorporated by reference herein.

                        PART II.  OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    (11)   Computation of Per Share Earnings

                    (27)   Financial Data Schedule

               (b)  Reports on Form 8-K

                    There were no reports on Form 8-K
                    filed during the quarter ended
                    March 31, 1997.





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

Date: May 14, 1997