Form 10-Q
period 1997-06-30
LUBRIZOL CORP
filed 1997-08-14
CIK 60751

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                    Yes   [ X ]         No   [   ]

Number of the registrant's common shares, without par value, outstanding, as of July 31, 1997: 57,690,178

                              PART I.  FINANCIAL INFORMATION
                                Item 1 Financial Statements
                                 THE LUBRIZOL CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

                                                              June 30         December 31
                                                                1997             1996
                                                            ----------        -----------
ASSETS
Cash and short-term investments.......................      $   74,764        $   55,073
Receivables...........................................         284,864           238,401
Inventories:
  Finished products...................................          97,276            88,176
  Products in process.................................          57,246            77,910
  Raw materials.......................................          82,622            66,590
  Supplies and engine test parts......................          19,162            19,229
                                                            ----------        ----------
                                                               256,306           251,905
                                                            ----------        ----------
Other current assets..................................          31,245            39,720
                                                            ----------        ----------
                   Total current assets...............         647,179           585,099
Property and equipment - net..........................         697,922           707,314
Investments in nonconsolidated companies..............          22,157            29,821
Other assets..........................................          86,899            79,881
                                                            ----------        ----------
                       TOTAL..........................      $1,454,157        $1,402,115
                                                            ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt and current portion of long-term debt.      $   54,317        $   40,871
Accounts payable......................................         122,425            99,676
Income taxes and other current liabilities............          98,141            86,563
                                                            ----------        ----------
                  Total current liabilities...........         274,883           227,110
Long-term debt........................................         159,694           157,628
Postretirement health care obligation.................         106,462           105,463
Noncurrent liabilities................................          44,890            47,284
Deferred income taxes.................................          44,479            45,254
                                                            ----------        ----------
                  Total liabilities...................         630,408           582,739
                                                            ----------        ----------
Contingencies and commitments
Shareholders' equity:
  Preferred stock without par value - authorized
   and unissued:
    Serial Preferred Stock - 2,000,000 shares
    Serial Preferred Shares - 25,000,000 shares
  Common Shares without par value:
   Authorized 120,000,000 shares
   Outstanding - 57,804,548 shares as of June 30,
    1997 after deducting 28,391,346 treasury shares,
    58,522,676 shares as of December 31, 1996
    after deducting 27,673,218 treasury shares........          80,399            78,534
  Retained earnings...................................         772,001           744,310
  Accumulated translation adjustment..................         (28,651)           (3,468)
                                                            ----------        ----------
                   Total shareholders' equity.........         823,749           819,376
                                                            ----------        ----------
                       TOTAL..........................      $1,454,157        $1,402,115
                                                            ==========        ==========
Amounts shown are unaudited.

                                 THE LUBRIZOL CORPORATION



CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)

                                            Second Quarter                Six Months
                                             Ended June 30               Ended June 30
                                         --------------------      -----------------------
                                           1997        1996          1997          1996
                                         --------    --------      --------       --------
Net sales...........................     $432,556    $420,531      $820,305       $825,943
Royalties and other revenues........          965         838         2,225          2,527
                                         --------    --------      --------       --------
          Total revenues............      433,521     421,369       822,530        828,470
Cost of sales.......................      283,013     288,524       541,120        562,119
Selling and administrative expenses.       42,330      39,618        82,344         80,226
Research, testing and development
  expenses..........................       36,107      38,849        71,089         79,545
                                         --------    --------      --------       --------
          Total cost and expenses...      361,450     366,991       694,553        721,890
Gain on investments.................                                                53,280
Other income (expense) - net........         (909)        208         2,336          3,421
Interest income.....................          908       3,304         1,774          4,420
Interest expense....................       (2,589)     (2,314)       (5,033)        (5,408)
                                         --------    --------      --------       --------
Income before income taxes..........       69,481      55,576       127,054        162,293
Provision for income taxes..........       22,581      17,506        41,293         52,987
                                         --------    --------      --------       --------
Net income..........................     $ 46,900    $ 38,070      $ 85,761       $109,306
                                         ========    ========      ========       ========
Net income per share................        $ .81       $ .63         $1.47          $1.77
                                            =====       =====         =====          =====

Dividends per share.................        $ .25       $ .24         $ .50          $ .48
                                            =====       =====         =====          =====

Average number of shares outstanding       58,111      60,906        58,307         61,760
                                           ======      ======        ======         ======

Amounts shown are unaudited.

                                 THE LUBRIZOL CORPORATION


CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)

                                                                       Six Months Ended
                                                                           June 30
                                                                  ------------------------
(In Thousands of Dollars)                                            1997           1996
                                                                  --------       ---------
Cash provided from (used for):
Operating activities:
Net income...................................................     $ 85,761       $ 109,306
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation and amortization............................       42,257          39,413
    Deferred income taxes....................................          294           2,830
    Equity (earnings) losses, net of distributions...........       (1,384)          1,111
    Gain on investments......................................                      (53,280)
    Change in current assets and liabilities:
      Receivables............................................      (52,979)        (21,542)
      Inventories............................................      (10,063)         38,600
      Accounts payable and accrued expenses..................       39,770          (5,984)
      Other current assets...................................        8,144           6,280
    Other items - net........................................       (8,395)         (7,380)
                                                                  --------       ---------
          Total operating activities.........................      103,405         109,354
Investing activities:
Proceeds from sale of investments............................       12,117         128,144
Capital expenditures.........................................      (43,905)        (51,104)
Businesses acquired - net of cash............................      (14,864)           (741)
Other - net..................................................        3,576           2,448
                                                                  --------       ---------
          Total investing activities                               (43,076)         78,747
Financing activities:
Short-term borrowing (repayment).............................       13,427         (56,298)
Long-term borrowing..........................................        5,572          28,325
Long-term debt (repayment)...................................       (2,058)        (16,924)
Dividends paid...............................................      (29,209)        (29,785)
Common shares purchased, net of options exercised............      (26,996)        (81,849)
                                                                  --------       ---------
          Total financing activities.........................      (39,264)       (156,531)

Effect of exchange rate changes on cash......................       (1,374)         (1,459)
                                                                  --------       ---------
Net increase in cash and short-term investments..............       19,691          30,111
Cash and short-term investments at the beginning of period...       55,073          30,579

                                                                  --------       ---------
Cash and short-term investments at the end of period.........     $ 74,764       $  60,690
                                                                  ========       =========

Amounts shown are unaudited.

                             THE LUBRIZOL CORPORATION

                    Notes to Consolidated Financial Statements

                                   June 30, 1997


1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996, and the results of operations and cash flows for the applicable periods ended June 30, 1997 and 1996.

2. In 1996, the company sold its investments in Mycogen Corporation and Agrigenetics, Inc., for cash of $126.2 million. The company also sold certain rights to its SVO oil seed technology for $8 million, of which $2 million was received in 1996; $2.5 million was received in 1997; and $3.5 million is due in 1998. These transactions resulted in pretax gains of $57.3 million. Losses recognized on other investment activity reduced the gain on investments in 1996 to $53.3 million.

3.  In February 1997, the Financial Accounting Standards Board issued
    SFAS 128, Earnings Per Share. SFAS 128 becomes effective for interim and annual financial statements issued after December 15, 1997. SFAS 128 simplifies the current standard for computing earnings per share (EPS) found in APB No. 15 and requires the dual presentation on the face of the income statement of "Basic" and "Diluted" EPS and certain footnote disclosures. "Basic" EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. The EPS currently reported for the company excludes the effect of outstanding stock options and awards as the dilution effect is less than 3%. Therefore, EPS to be reported by the company under "Basic" EPS will be the same amount as calculated under the current standard. "Diluted" EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares. For the three and six month periods ended June 30, 1997, the company's outstanding stock options and awards, would have an insignificant effect when reporting "Diluted" EPS.

4. The company is involved in patent litigation with Exxon Corporation and/or its affiliates in various countries. The company has prevailed in a case brought in Canada against Exxon's Canadian affiliate, Imperial Oil, Ltd., for infringement of the company's patent pertaining to dispersants, the largest additive component used in motor oils. A 1990 trial court verdict in favor of the company regarding the issue of liability was upheld by the Federal Court of Appeals of Canada in December 1992, and in October 1993, the Supreme Court of Canada dismissed Imperial Oil's appeal of the Court of Appeals' decision. The case has returned to the trial court for an assessment of compensation damages, and a tentative trial date has been set for late 1997 regarding the determination of such damages. In October 1994, the trial court judge

                             THE LUBRIZOL CORPORATION

                    Notes to Consolidated Financial Statements

                                   June 30, 1997


    determined that Imperial Oil had violated an earlier injunction for the manufacture or sale of the dispersant which is the subject of this case. The determination of penalty damages, if any, on account of this violation will be made only after the compensation damages for patent infringement have been determined by the lower court. A reasonable estimation of the company's potential recovery for compensation and penalty damages cannot be made at this time and no amount has been recorded in the company's financial statements.

    In November 1996, a patent trial court in London declared a Lubrizol United Kingdom patent invalid, which patent is the subject of litigation brought by the company against Exxon in that country.
    The company is appealing this decision, which appeal is expected to be heard in March 1998. Although the trial court decision does not involve any damage payments, the court awarded Exxon its recoverable legal costs in the case, as is customary under U.K. practice. Exxon has filed with the court a request for legal costs of approximately $12 million. The determination of which of those costs may be recoverable will be subject to a separate proceeding. As a court ordered condition in the company's efforts to obtain a stay of this proceeding, the company made a $3.0 million contingent payment to Exxon in July 1997. This amount was fully accrued for and expensed as of June 30, 1997. Management believes that the November 1996 trial court decision will not be upheld on appeal, in which case the recoverable legal costs would be reduced or eliminated, and amounts paid contingently by the company would be refunded in whole or in part.

                             THE LUBRIZOL CORPORATION

                 Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS

The company made significant progress during the first half of 1997 in growing its business at targeted accounts and in continuing to reduce its cost structure. Higher sales volume, particularly during the second quarter, coupled with lower raw material and operating costs, more than offset continued competitive pricing, unfavorable effects of changing product mix and unfavorable currency effects. As a result, the company improved its overall gross profit percentage and net income for the second quarter and the first half of 1997. Earnings per share increased 29% and 20% for the second quarter and the first half of 1997, respectively, as compared with the same periods of the prior year, excluding from 1996 the gain on sale of investments. More detailed comments relating to the company's results of operations and financial position follow below.

Consolidated revenues increased $12.2 million or 3% for the second quarter of 1997 compared with the second quarter of 1996, and decreased $5.9 million, or 1%, for the first half of 1997 compared with the first half of 1996. In each of the respective comparative periods, the effect of higher sales volume was substantially offset by lower average selling prices per metric ton. The change in revenue for the comparative second quarter periods was due to a 17% increase in the sales volume of specialty chemicals while lower average selling prices unfavorably affected revenues by 12%, of which 3% was due to currency. The change in revenue for the comparative first half periods was due to an 11% increase in the sales volume of specialty chemicals while lower average selling prices unfavorably affected revenues by 10%, of which 3% was currency related. In addition, consolidated revenues declined 2% in both the second quarter and the first half of 1997 due to the net effect of acquisition/divestiture activity between the comparative 1996 periods.

Higher sales volumes were realized in most geographic zones and across a broad customer range. For the second quarter and the first half of 1997, respectively, sales volume increased 11% and 8% to North American customers and 21% and 14% to international customers, primarily in Asia-Pacific and Western Europe, as compared with the same periods of the prior year. The company believes these business gains were a result of actively pursuing strategic relationships with finished lubricant suppliers and being well positioned to compete within the current industry environment, which led to market share gains from these opportunities. The volume gains in North America more than offset the impact of a new engine oil standard to which customers converted during the first nine months of 1996, which requires approximately 10% less additive than the previous specification. The company believes sales volume for the full year 1997 will be at least 10% higher than the full year 1996.

                             THE LUBRIZOL CORPORATION

                 Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations


Acquisitions, mergers and joint ventures within the lubricant industry announced during 1996 coupled with customers searching for stronger, longer-term relationships with a few key suppliers and the low growth rate of finished lubricants is causing a very competitive marketplace within certain product lines. These factors along with lower raw material costs are causing continuing pressure on prices for the company's lubricant additive products.

Cost of sales reflect lower average raw material costs and conversion costs. Average raw material costs, including favorable currency effects and the impact of less expensive product mix, were approximately 10% lower for both the second quarter and the first half of 1997 as compared with the same prior year periods. The company's manufacturing costs do not fluctuate significantly with production volume. Manufacturing costs were lower in each of the comparative periods, despite higher production levels to meet the increased sales volume, primarily as a result of the ongoing effects of manufacturing rationalization and other cost management initiatives coupled with favorable currency effects on manufacturing costs.

Gross profit (sales less cost of sales) increased $17.5 million or 13% for the second quarter of 1997, compared with the second quarter of 1996, and increased $15.4 million or 6% for the first half of 1997 versus the first half of 1996. This improvement in gross profit amount includes unfavorable currency effects of $5.4 million and $9.9 million, respectively, for the second quarter and the first half of 1997. Gross profit as a percent of sales increased to 34.6% from 31.4% for the second quarter and to 34.0% from 31.9% for the first half of 1997 as compared with the same 1996 periods.

The company has continued to lower its operating costs despite lifting the freeze on salary increases that was in place throughout 1996. At June 30, 1997, employee levels were approximately 4% lower as compared with June 30, 1996 as retiring or departing employees have not been replaced.

Selling and administrative expenses were $2.7 million or 7% higher in the second quarter of 1997 compared with the second quarter of 1996 and $2.1 million or 3% higher for the first half of 1997 compared with the first half of 1996. Selling and administration expenses were higher primarily due to an increase in accrued variable compensation expenses reflecting greater earnings, higher litigation-related expenses and higher depreciation.

Research, testing and development expenses were $2.7 million or 7% lower in the second quarter of 1997 and $8.5 million or 11% lower for the first half of 1997 compared with the same 1996 periods. This lower level of spending was due to a reduction in workforce, greater internalization of testing activity and timing of testing programs, particularly within the engine oil product lines. Although the rate of technical spending may increase during the second half of 1997 due to the timing of testing activities, the company believes technical spending for the full year 1997 will be lower than in 1996.

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

Interest income in 1997 was lower by $2.4 million for the second quarter and $2.6 million lower for the first half of 1997 as compared with the same 1996 periods. Interest income in the 1996 periods was higher as a result of temporarily investing proceeds from the sale of investments in interest-bearing instruments until such proceeds could be used in the company's share repurchase program.

The company transacts business in over 100 countries. As the U.S. dollar strengthens or weakens against other international currencies in which the company transacts business, the financial results of the company will be affected. The principal currencies, other than the U.S. dollar, in which the company transacts business are the French franc, German deutsche mark, British pound sterling and Japanese yen. The U.S. dollar continued to strengthen during 1997, particularly in the second quarter. As compared with exchange rates in effect during the comparable 1996 periods, currency fluctuations had an unfavorable effect of $.06 and $.08 on net income per share for the second quarter and the first half of 1997, respectively.

Primarily as a result of the above factors, offset by a slightly higher effective tax rate, net income in the second quarter of 1997 was $46.9 million, or $.81 per share, which was a 23% increase (29% on a per share basis) over the $38.1 million or $.63 per share for the second quarter of 1996. Net income for the first half of 1997 was $85.8 million or $1.47 per share and, after excluding from 1996 the gain on investments, was 15% higher (20% on a per share basis) over the $74.7 million or $1.22 per share for the first half 1996. Including the investment gain, net income for the first six months of 1996 was $109.3 million, or $1.77 per share.


WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities was $103.4 million for the first six months of 1997 as compared with $109.4 million for the first six months of 1996. The working capital change reflected in the cash flow statement decreased cash flow from operations by $15.1 million for the six-month period ended June 30, 1997 and increased cash flow from operations by $17.4 million for the six-month period ended June 30, 1996. The 1996 period included approximately $16.4 million related to liquidating inventories and receivables in preparation of the sale of company's former specialty vegetable oil (SVO) business and approximately $27 million resulting from management efforts to reduce the specialty chemical inventory levels. During 1997 inventory levels increased slightly to support higher sales volumes and receivable balances increased in line with the higher revenues of the second quarter of 1997 versus the fourth quarter of 1996.

                             THE LUBRIZOL CORPORATION

                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations


Proceeds from the sale of investments in the six-month period ended June 30, 1997 reflect $9.6 million from the sale of a non-strategic investment and $2.5 million collected on a promissory note from the 1996 sale of certain SVO technology rights. Proceeds from the sale of investments for the same period of 1996 were principally comprised of $126.2 million collected from the sale of Mycogen and $2.0 million initially collected from the sale of certain SVO technology rights.

Capital expenditures in the first half of 1997 were $43.9 million as compared with $51.1 million for the first half of 1996. Capital expenditures for the full year 1997 are expected to approximate $110 million, including approximately $30 million to be expended in 1997 as a part of a multi-year project to implement an enterprise-wide system which will fully integrate the company's information management systems on a global basis.

During the first half of 1997, the company invested net cash of $14.9 million to acquire a company specializing in the development and supply of performance additives to the metal-working fluids and industrial lubricant markets, and to fund joint venture investments in China.

The company maintains an active share repurchase program. During the first half of 1997, the company repurchased 850,400 of its common shares for $30.0 million. In June 1997, the company's Board of Directors authorized an additional 4 million shares under the company's share repurchase program resulting in 5.7 million shares remaining under the repurchase authorization at June 30, 1997. The company currently plans to expend at least $70 million during 1997 in its share repurchase program. In addition, approximately $3.0 million was collected from the exercise of stock options during the first half of 1997. During the first half of 1996, the share repurchase program was expanded to utilize the after-tax proceeds from the sale of investments as the company repurchased 2,763,000 shares for $82.5 million.

During the first half of 1997, debt increased primarily due to timing of commercial paper borrowings and to finance a small acquisition that closed July 1, 1997. During the first half of 1996, improved cash flow from operations, lower capital expenditures and the utilization of approximately $28 million of cash proceeds from the sale of Mycogen until such proceeds were used in the company's common share repurchase program, enabled $44.9 million of cash to be used to reduce debt. Debt as a percent of capitalization (shareholders' equity plus short-term and long-term debt) was 21% at June 30, 1997 as compared to 20% at December 31, 1996.

Primarily as a result of these activities and the payment of dividends, the balance of cash and short-term investments of $74.8 million at June 30, 1997 was 36% higher than the $55.1 million at December 31, 1996.

The company's financial position continues to be strong with a ratio of current assets to current liabilities of 2.4 to 1 at June 30, 1997, compared to 2.6 to 1 at December 31, 1996. Management believes the company's credit facilities and internally generated funds will be sufficient to meet its future capital needs.

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

                            PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Corporation was held April 28, 1997. The following matters were voted on by the shareholders:

      1.  Election of directors:

          (a) Edward F. Bell. The vote was 48,944,466 shares for and 401,892 shares to withhold authority.

          (b) Lester E. Coleman. The vote was 48,901,429 shares for and 444,929 shares to withhold authority.

          (c) Forest J. Farmer, Sr. The vote was 48,919,038 shares for and 427,320 shares to withhold authority.

          (d) Ronald A. Mitsch. The vote was 48,944,469 shares for and 401,889 shares to withhold authority.

      2. A proposal to confirm the appointment of Deloitte & Touche LLP as independent auditors. The vote was 49,160,412 shares for; 105,120 shares against; and 80,824 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (11)    Computation of Per Share Earnings

              (27)    Financial Data Schedule

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed during the quarter ended June 30, 1997.


                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE LUBRIZOL CORPORATION


                                              /s/Gregory P. Lieb
                                        --------------------------------
                                        Gregory P. Lieb
                                        Chief Accounting Officer and
                                          Duly Authorized Signatory of
                                          The Lubrizol Corporation
Date: August 14, 1997