Form 10-Q
period 1997-09-30
LUBRIZOL CORP
filed 1997-11-13
CIK 60751

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

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



                              (440) 943-4200
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   [ X ]         No   [   ]

Number of the registrant's common shares, without par value, outstanding, as of October 31, 1997: 57,154,682

                              PART I.  FINANCIAL INFORMATION
                                Item 1 Financial Statements
                                 THE LUBRIZOL CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

                                                            September 30      December 31
                                                                1997             1996
                                                            ------------      -----------
ASSETS
Cash and short-term investments.......................      $   92,196        $   55,073
Receivables...........................................         285,074           238,401
Inventories:
  Finished products...................................          91,597            88,176
  Products in process.................................          60,769            77,910
  Raw materials.......................................          82,780            66,590
  Supplies and engine test parts......................          18,552            19,229
                                                            ----------        ----------
                                                               253,698           251,905
                                                            ----------        ----------
Other current assets..................................          28,474            39,720
                                                            ----------        ----------
                   Total current assets...............         659,442           585,099
Property and equipment - net..........................         701,881           707,314
Investments in nonconsolidated companies..............          22,818            29,821
Intangible and other assets...........................          89,427            79,881
                                                            ----------        ----------
                       TOTAL..........................      $1,473,568        $1,402,115
                                                            ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt and current portion of long-term debt.      $   53,577        $   40,871
Accounts payable......................................         121,397            99,676
Income taxes and other current liabilities............         119,864            86,563
                                                            ----------        ----------
                  Total current liabilities...........         294,838           227,110
Long-term debt........................................         157,291           157,628
Postretirement health care obligation.................         106,694           105,463
Noncurrent liabilities................................          47,196            47,284
Deferred income taxes.................................          43,859            45,254
                                                            ----------        ----------
                  Total liabilities...................         649,878           582,739
                                                            ----------        ----------
Contingencies and commitments
Shareholders' equity:
  Preferred stock without par value - authorized
   and unissued:
    Serial Preferred Stock - 2,000,000 shares
    Serial Preferred Shares - 25,000,000 shares
  Common Shares without par value:
   Authorized 120,000,000 shares
   Outstanding - 57,451,221 shares as of September 30,
    1997 after deducting 28,744,673 treasury shares,
    58,522,676 shares as of December 31, 1996
    after deducting 27,673,218 treasury shares........          83,055            78,534
  Retained earnings...................................         776,857           744,310
  Accumulated translation adjustment..................         (36,222)           (3,468)
                                                            ----------        ----------
                   Total shareholders' equity.........         823,690           819,376
                                                            ----------        ----------
                       TOTAL..........................      $1,473,568        $1,402,115

                                                            ==========        ==========

Amounts shown are unaudited.

                                 THE LUBRIZOL CORPORATION


CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)

                                             Third Quarter               Nine Months
                                          Ended September 30         Ended September 30
                                         --------------------      -----------------------
                                           1997        1996           1997         1996
                                         --------    --------      ----------   ----------
Net sales...........................     $426,824    $392,114      $1,247,129   $1,218,057
Royalties and other revenues........          912         811           3,137        3,338
                                         --------    --------      ----------   ----------
          Total revenues............      427,736     392,925       1,250,266    1,221,395
Cost of sales.......................      290,284     267,183         831,404      829,302
Selling and administrative expenses.       43,259      39,064         125,603      119,290
Research, testing and development
  expenses..........................       36,772      39,815         107,861      119,360
                                         --------    --------      ----------   ----------
          Total cost and expenses...      370,315     346,062       1,064,868    1,067,952
Net gain on investments.............                                                53,280
Other income (expense) - net........        2,749         921           5,085        4,342
Interest income.....................        1,307       1,378           3,081        5,798
Interest expense....................       (2,840)     (2,838)         (7,873)      (8,246)
                                         --------    --------      ----------   ----------
Income before income taxes..........       58,637      46,324         185,691      208,617
Provision for income taxes..........       19,985      14,591          61,278       67,578
                                         --------    --------      ----------   ----------
Net income..........................     $ 38,652    $ 31,733      $  124,413   $  141,039
                                         ========    ========      ==========   ==========
Net income per share................        $ .67       $ .53           $2.14        $2.31
                                            =====       =====           =====        =====

Dividends per share.................        $ .25       $ .24           $ .75        $ .72
                                            =====       =====           =====        =====

Average number of shares outstanding       57,620      59,979          58,078       61,166

Amounts shown are unaudited.

                                 THE LUBRIZOL CORPORATION


CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars

                                                                      Nine Months Ended
                                                                        September 30
                                                                  ------------------------
                                                                     1997           1996
                                                                  ---------      ---------
Cash provided from (used for):
Operating activities:
Net income...................................................     $ 124,413      $ 141,039
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation and amortization............................        63,716         60,921
    Deferred income taxes....................................           742          4,800
    Equity (earnings) losses, net of distributions...........        (3,409)           311
    Gain on investments......................................                      (53,280)
    Change in current assets and liabilities:
      Receivables............................................       (55,528)         3,931
      Inventories............................................        (9,454)        40,499
      Accounts payable and accrued expenses..................        61,968          8,768
      Other current assets...................................        10,039          5,393
    Other items - net........................................        (6,101)        (9,212)
                                                                  ---------      ---------
          Total operating activities.........................       186,386        203,170
Investing activities:
Proceeds from sale of investments and assets.................        12,117        148,960
Capital expenditures.........................................       (72,218)       (71,538)
Businesses acquired - net of cash............................       (22,885)        (1,718)
Other - net..................................................         5,789          3,296
                                                                  ---------      ---------
          Total investing activities                                (77,197)        79,000
Financing activities:
Short-term borrowing (repayment) - net.......................        13,517        (82,914)
Long-term borrowing..........................................         5,572         28,425
Long-term debt repayment.....................................        (2,864)       (17,757)
Dividends paid...............................................       (43,636)       (44,161)
Common shares purchased, net of options exercised............       (43,709)       (95,523)
                                                                  ---------      ---------
          Total financing activities.........................       (71,120)      (211,930)

Effect of exchange rate changes on cash......................          (946)        (1,584)
                                                                  ---------      ---------
Net increase in cash and short-term investments..............        37,123         68,656
Cash and short-term investments at the beginning of period...        55,073         30,579
                                                                  ---------      ---------
Cash and short-term investments at the end of period.........     $  92,196      $  99,235
                                                                  =========      =========

Amounts shown are unaudited.

                           THE LUBRIZOL CORPORATION

                  Notes to Consolidated Financial Statements

                              September 30, 1997


1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996, and the results of operations and cash flows for the applicable periods ended September 30, 1997 and 1996.

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

3. The Financial Accounting Standards Board (FASB) has issued several new pronouncements during 1997 that have future effective dates. In February 1997, the FASB issued Statement of Financial Standards
    (SFAS) 128 - Earnings Per Share which becomes effective for the company's December 31, 1997 financial statements. SFAS 128 simplifies the current standard for computing earnings per share (EPS) found in APB No. 15 and requires the dual presentation on the face of the income statement of "Basic" and "Diluted" EPS. Adoption of this standard will not significantly change the company's historically reported EPS.

    In June 1997, the FASB issued SFAS 130 - Reporting Comprehensive Income which becomes effective for the company in 1998. SFAS 130 requires presentation of comprehensive income(net income plus all other changes in net assets from non owner sources)and its components in the financial statements. SFAS 130 will result in a change in reporting format for certain changes in shareholders' equity that are already reported by the company in its financial statements. The company has yet to determine which of the reporting formats permitted by SFAS 130 it will use to report comprehensive income in future periods.

    In June 1997, the FASB issued SFAS 131 - Disclosures About Segments of an Enterprise and Related Information which becomes effective for the company in 1998. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments.
    Under currently effective accounting standards, the company's operations are considered to be a single reportable segment. The company has not yet completed its analysis of SFAS 131 and accordingly has not yet determined what effect, if any, it may have on future financial statement disclosures.

                          THE LUBRIZOL CORPORATION

                 Notes to Consolidated Financial Statements

                             September 30, 1997


4. The company is involved in patent litigation with Exxon Corporation and/or its affiliates in various countries. The company has prevailed in a case brought in Canada against Exxon's Canadian affiliate, Imperial Oil, Ltd., for infringement of the company's patent pertaining to dispersants, the largest additive component used in motor oils. A 1990 trial court verdict in favor of the company regarding the issue of liability was upheld by the Federal Court of Appeals of Canada in December 1992, and in October 1993, the Supreme Court of Canada dismissed Imperial Oil's appeal of the Court of Appeals' decision. The case has been returned to the trial court for an assessment of compensation damages, but no date has been set for a determination of such damages. In October 1994, the trial court judge determined that Imperial Oil had violated an earlier injunction for the manufacture or sale of the dispersant which is the subject of this case. The determination of penalty damages, if any, on account of this violation will be made only after the compensation damages for patent infringement have been determined by the court. A reasonable estimation of the company's potential recovery for compensation and penalty damages cannot be made at this time and no amount has been recorded in the company's financial statements.

    In November 1996, a patent trial court in London declared a Lubrizol United Kingdom patent invalid, which patent is the subject of litigation brought by the company against Exxon in that country. The company is appealing this decision, which appeal is expected to be heard in March 1998. Although the trial court decision does not involve any damage payments, the court awarded Exxon its recoverable legal costs in the case, as is customary under U.K. practice. Exxon has filed with the court a request for legal costs of approximately $12 million. The determination of which of those costs may be recoverable will be subject to a separate proceeding. The company has obtained a stay of this separate proceeding pending the outcome of the appeal of the trial court decision. As a court ordered condition to obtain the stay, the company made a $3.0 million contingent payment to Exxon in July 1997. This amount was fully accrued for and expensed as of June 30, 1997. Management believes that the November 1996 trial court decision will not be upheld on appeal, in which case the recoverable legal costs would be reduced or eliminated, and amounts paid contingently by the company could be refunded in whole or in part.

                        THE LUBRIZOL CORPORATION

            Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations


RESULTS OF OPERATIONS

The company made significant progress during the first nine months of 1997 in growing its business at targeted accounts and in managing its cost structure. Significantly higher sales volume coupled with lower raw material and operating costs, more than offset the unfavorable effects of continued competitive pricing, changing product mix and currency. Revenues increased 9% and 2% for the three-month and nine-month periods ended September 30, 1997, respectively, as compared with the same prior year periods. Earnings per share increased 26% for the third quarter and 22% for the nine months ended September 30, 1997, as compared with the same periods of the prior year, excluding from 1996 the gain on sale of investments. More detailed comments relating to the company's results of operations and financial position follow below.

Consolidated revenues increased $34.8 million for the third quarter of 1997 compared with the third quarter of 1996, and increased $28.9 million for the nine months ended September 30, 1997 as compared with the same 1996 period. The volume gains achieved in the first half of 1997 accelerated in the third quarter with specialty chemical product shipments increasing 22% over the third quarter of 1996. However, average selling prices continued to recede in the third quarter of 1997 and were 11% below those in the third quarter of 1996. The change in revenue for the comparative nine-month periods ended September 30, 1997 and 1996 was due to a 15% increase in the sales volume of specialty chemicals partially offset by a 10% decline in average selling prices. For both the comparative quarter and year-to-date periods, approximately 50% of the decline in average selling price was due to changing product mix, 25% was due to unfavorable currency effects and 25% was due to lower product pricing. In addition, the net effect of acquisition/divestiture activity between the comparative 1997 and 1996 periods increased consolidated revenues by $5.1 million or 1% for the third quarter and decreased consolidated revenues by $8.5 million or 1% for the nine months ended September 30, 1997.

The company has had success in its strategy of building global and regional alliances with targeted customers and is actively pursuing strategic relationships with finished lubricant suppliers. Higher sales volumes were realized in all geographic zones and across a broad customer base. For the three-month and nine-month periods ended September 30, 1997, respectively, sales volume increased 22% and 12% to North American customers and 22% and 17% to international customers, primarily in Asia-Pacific, Western Europe and Latin America, as compared with the same periods of the prior year. The company believes its growth in sales volume is derived principally from market share gains within established markets rather than overall industry growth. The company believes sales volume for the full year 1997 will be approximately 15% higher than the full year 1996. The company anticipates the annual sales volume in 1998 will be greater than the annual sales volume in 1997, but the rate of growth will be less than the high rate of growth in 1997.

                         THE LUBRIZOL CORPORATION

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations


Acquisitions, mergers and joint ventures within the lubricant industry announced during 1996 coupled with customers searching for stronger, longer-term relationships with a few key suppliers and the low growth rate of finished lubricants is causing a very competitive marketplace within certain product lines. These factors along with lower raw material costs are causing continuing pressure on prices for the company's lubricant additive products. The company expects competitive pressures in the lubricant additives industry to continue.

Cost of sales reflects the higher sales volume as well as lower average raw material costs and conversion costs. For the three-month and nine-month periods ended September 30, 1997, average raw material costs, including favorable currency effects and the impact of less expensive product mix, decreased by approximately 7% and 9%, respectively, compared with the same periods of the prior year. However, commencing early in the third quarter, the company experienced an increase in its raw material costs of approximately 2%, as compared to the second quarter of 1997. Also in the third quarter, delays in connection with scheduled maintenance of several production units at the company's Texas facility caused temporary increases in material costs as component production was shifted to other plants or materials were purchased from other suppliers. In addition, rail transportation disruptions in the Southwest United States caused higher freight costs as more materials were moved by truck. These items increased cost of sales by approximately $4.0 million in the third quarter of 1997 and, to a lesser extent, are expected to continue in the fourth quarter of 1997.

The company's manufacturing costs do not fluctuate significantly with production volume. The effects of the company's ongoing manufacturing rationalization program and other cost initiatives have improved manufacturing efficiency as the company is operating fewer manufacturing units at higher capacity levels. Even though production activity was significantly higher, manufacturing costs were relatively flat for the quarter and year-to-date periods ended September 30, 1997 compared with the same prior year periods.

Gross profit (sales less cost of sales) increased $11.6 million or 9% for the third quarter of 1997, compared with the third quarter of 1996, and increased $27.0 million or 7% for the nine-month period ended September 30, 1997 versus the same 1996 period. This improvement in gross profit amount was after unfavorable currency effects of $5.1 million and $15.1 million, respectively, for the three-month and nine-month periods ended September 30, 1997. Acquisition/divestiture activity contributed $4.5 million and $9.0 million to the increase in gross profit amount for the quarter and year-to-date periods, respectively. Gross profit percent of 32.0% in the third quarter of 1997 (which compares to 31.9% for the same period of 1996) was lower than the 34.6% achieved in the second quarter of 1997 as a result of the continued decline in average selling prices coupled with sequentially higher material costs. For the nine-month period ended September 30, 1997, manufacturing efficiencies and lower material costs more than offset lower average selling prices as the gross profit percentage improved to 33.3% from 31.9% for the same 1996 period.

                      THE LUBRIZOL CORPORATION

              Management's Discussion and Analysis of
           Financial Condition and Results of Operations


Selling and administrative expenses were $4.2 million or 11% higher in the third quarter of 1997 compared with the third quarter of 1996 and $6.3 million or 5% higher for nine-month period ended September 30, 1997 compared with the same period of 1996. These increases were primarily due to higher litigation-related expenses, higher depreciation and higher accrued variable compensation reflective of greater earnings.

Research, testing and development (technical) expenses were $3.0 million or 8% lower in the third quarter of 1997 and $11.5 million or 10% lower for the first nine months of 1997 compared with the same 1996 periods. This lower level of spending was due to a reduction in workforce, greater internalization of testing activity that reduced outside testing requirements and timing of testing programs, particularly within the engine oil product lines.

During the first quarter of 1996, the company recognized a gain of $53.3 million ($.55 per share after taxes) primarily from the sale of its investment in Mycogen Corporation and the sale of certain rights of its SVO oilseed technology. Interest income for the nine-month period ended September 30, 1996 was higher than in the same period of the current year as proceeds from the sale of investments were temporarily invested in interest bearing instruments until such proceeds were used in the company's share repurchase program.

The company transacts business in over 100 countries. As the U.S. dollar strengthens or weakens against other international currencies in which the company transacts business, the financial results of the company will be affected. The principal currencies, other than the U.S. dollar, in which the company transacts business are the French franc, German deutsche mark, British pound sterling and Japanese yen. The U.S. dollar continued to strengthen during 1997, particularly in the second quarter. As compared with exchange rates in effect during the comparable 1996 periods, currency fluctuations had an unfavorable effect of $.04 and $.12 on net income per share for the three-month and nine-month periods ended September 30, 1997, respectively.

During the third quarter of 1997, the company adjusted its tax provision to reflect a legislated increase in the statutory tax rate applicable to its earnings in France, where the company has significant operations. This adjustment resulted in an effective tax rate of 34.1% for the third quarter, and increased its overall effective tax rate to 33.0% for the nine-month period ended September 30, 1997.

Primarily as a result of the above factors, net income in the third quarter of 1997 was $38.7 million, or $.67 per share, which was a 22% increase (26% on a per share basis) over the $31.7 million or $.53 per share for the third quarter of 1996. Net income for the first nine months of 1997 was $124.4 million or $2.14 per share and, after excluding from 1996 the gain on investments, was 17% higher (22% on a per share basis) over the $106.4 million or $1.76 per share for the first nine months of 1996. Including the investment gain, net income for the first nine months of 1996 was $141.0 million, or $2.31 per share.

                        THE LUBRIZOL CORPORATION

                 Management's Discussion and Analysis of
             Financial Condition and Results of Operations


WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities was $186.4 million for the first nine months of 1997 as compared with $203.2 million for the first nine months of 1996. The working capital change reflected in the cash flow statement increased cash flow from operations by $7.0 million for the nine-month period ended September 30, 1997 and increased cash flow from operations by $58.6 million for the nine-month period ended September 30, 1996. The cash flow from operations in the 1996 period was unusually high as it included approximately $22.0 million related to liquidating inventories and receivables prior to the sale of the company's former specialty vegetable oil (SVO) business and approximately $21 million resulting from management efforts to reduce specialty chemical inventory levels. During 1997 inventory turns have improved significantly as inventory levels remained flat compared with the prior year period despite higher sales volumes. Receivable balances increased in line with the higher revenues of the third quarter of 1997 versus the fourth quarter of 1996. The increase in accounts payable and accrued expenses reflect the timing of the change in operating levels of the company. In 1996, purchases of goods were low as inventories were being managed down as compared with 1997, when purchases of goods have increased to meet the higher sales demand.

Proceeds from the sale of investments in the nine-month period ended September 30, 1997 reflect $9.6 million from the sale of a non-strategic investment and $2.5 million collected on a promissory note from the 1996 sale of certain SVO technology rights. Proceeds from the sale of investments for the same period of 1996 were principally comprised of $126.2 million from the sale of Mycogen and $22.8 million from the sale of SVO assets, as described in Note 2 to the financial statements.

Capital expenditures in the nine-month period ended September 30, 1997 were $72.2 million as compared with $71.5 million for same 1996 period. Approximately 25% of the capital expenditures in the 1997 period relate to the company's multi-year project to implement an enterprise-wide system which will fully integrate the company's information management systems on a global basis. Capital expenditures for the full year 1997 are expected to approximate $110 million.

During 1997, the company invested $22.9 million to make several acquisitions and to fund joint venture investments in China. The acquisitions were in the company's existing business areas of metalworking additives and performance systems.

                        THE LUBRIZOL CORPORATION

                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations


The company maintains an active share repurchase program. In June 1997, the company's Board of Directors authorized an additional 4 million shares under the company's share repurchase program. During the first nine months of 1997, the company repurchased 1,312,600 of its common shares for $50.0 million and the company currently plans to expend at least $70 million during 1997 in its share repurchase program. There were
5.2 million shares remaining under the company's repurchase authorization at September 30, 1997. In addition, approximately $6.3 million was collected from the exercise of stock options during nine-months ended September 30, 1997. In 1996, the share repurchase program was escalated to utilize the after-tax proceeds from the sale of investments as the company repurchased 3,230,000 of its shares for $96.4 million for the nine months ended September 30, 1996. The company intends to continue its share repurchase program into 1998 at or above the current level.

Debt increased during 1997 primarily due to timing of commercial paper borrowings and to finance several small acquisitions. During the comparable 1996 period, improved cash flow from operations, lower capital expenditures and the utilization of approximately $36 million of cash proceeds from the sales of the company's Mycogen investment and its specialty vegetable oil assets until such proceeds were used in the company's common share repurchase program, enabled $72.2 million of cash to be used to reduce debt. Debt as a percent of capitalization (shareholders' equity plus short-term and long-term debt) was 20% at September 30, 1997, the same as at December 31, 1996.

Primarily as a result of these activities and the payment of dividends, the balance of cash and short-term investments increased 67% or $37.1 million during the nine-month period ended September 30, 1997 and amounted to $92.2 million at September 30, 1997.

The company's financial position continues to be strong with a ratio of current assets to current liabilities of 2.2 to 1 at September 30, 1997, compared to 2.6 to 1 at December 31, 1996. Management believes the company's credit facilities and internally generated funds will be sufficient to meet its future capital needs.

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

              (10)(e)*  The Lubrizol Corporation Excess Defined
                        Contribution Plan, as amended.

              (10)(g)* The Lubrizol Corporation Executive Death Benefit Plan, as amended.

              (10)(j)* The Lubrizol Corporation Officers' Supplemental Retirement Plan, as amended.

              (10)(k)* The Lubrizol Corporation Deferred Compensation Plan for Officers, as amended.

              (10)(l)* The Lubrizol Corporation Executive Council Deferred Compensation Plan, as amended.

              (11)      Computation of Per Share Earnings

              (27)      Financial Data Schedule

* Indicates management contract or compensatory plan or arrangement.

         (b)  Reports on Form 8-K

              During the quarter ended September 30, 1997,
              The Lubrizol Corporation filed a Current
              Report on Form 8-K dated September 22, 1997, reporting under "Item 5 - Other Events," the adoption of a Rights Agreement dated as of October 13, 1997, between The Lubrizol
              Corporation and American Stock Transfer and
              Trust Company.

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE LUBRIZOL CORPORATION


                                                /s/Gregory P. Lieb
                                          --------------------------------
                                          Gregory P. Lieb
                                          Chief Accounting Officer and
                                            Duly Authorized Signatory of
                                            The Lubrizol Corporation
Date: November 13, 1997