Form 10-K
period 1997-12-31
LUBRIZOL CORP
filed 1998-03-26
CIK 60751

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

       Registrant's telephone number, including area code: (440) 943-4200
           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
     Title of each class                                  on which registered
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
                             Yes  X     No
                                 ---       ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value (on basis of closing sale price) of voting stock held by nonaffiliates as of March 6, 1998 $2,192,961,092

         Number of the registrant's Common Shares, without par value, outstanding as of March 6, 1998 56,901,269

         Documents Incorporated by Reference

         Portions of the registrant's 1997 Annual Report to its shareholders (Incorporated into Part I and II of this Form 10-K)

         Portions of the registrant's Proxy Statement dated March 18, 1998 (Incorporated into Part III of this Form 10-K)

                                     PART I
                                     ------

ITEM 1.           BUSINESS

                  The Lubrizol Corporation was organized under the laws of Ohio in 1928. The company began business as a compounder of special-purpose lubricants, and in the early 1930's was among the first to commence research in the field of lubricant additives. Today, the company is a worldwide supplier of performance chemicals and products to diverse markets worldwide. Principally, the company develops, produces and sells specialty additive packages used in transportation and industrial finished lubricants such as gasoline and diesel engine lubricating oils, automatic transmission fluids, gear oils, marine and tractor lubricants, fuel products and industrial fluids. The company's additive packages are generally produced in shared manufacturing facilities and sold largely to a common customer base. These specialty chemical products are created through the application of advanced chemical and mechanical technologies to enhance the performance, quality and value of the products in which they are used. The company also produces and supplies coatings additives, refinery and oil field chemicals, specialty monomers, process chemicals, synthetic refrigerant compressor lubricants, fluid metering devices and particulate emission trap devices.

                  Over the past five years the company has divested its non-strategic assets comprised primarily of its assets associated with its former Agribusiness segment, including its investments in Mycogen Corporation, and its investments in Genentech, Inc. common stock. The company had substantially liquidated its non-strategic assets as of December 31, 1996. (Please refer to Note 8 to the Financial Statements which is included in the company's 1997 Annual Report to its shareholders and is incorporated herein by reference.)

                  PRINCIPAL PRODUCTS. The company's principal products are specialty additive systems for gasoline and diesel engine lubricating oils, automatic transmission fluids, gear oils, industrial fluids, metalworking compounds and fuels. The company also offers other specialty chemical products, fluid metering devices and particulate emission trap devices. Additives for engine lubricating oils accounted for 51% of consolidated revenues in 1997, 1996 and 1995. Additives for driveline oils accounted for 23%, 25% and 24% of consolidated revenues for these respective periods.

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

                  CUSTOMERS. In the United States, the company markets its additive products through its own sales organization. The company's additive customers consist primarily of oil refiners and independent oil blenders and are located in more than 100 countries. Approximately 40% of the company's sales are made to customers in North America, 30% in Europe and 30% in Asia-Pacific, the Middle East and Latin America. Sales to Mobil Corporation and its affiliates accounted for 10% of consolidated sales in 1997, 1996 and 1995. The company's ten largest customers, most of which are international oil companies and a number of which are groups of affiliated entities, accounted for approximately 44% of consolidated sales in 1997. The loss of one or more of these customers could have a material adverse effect on the company's business.

                  RAW MATERIALS. The company utilizes a broad variety of chemical raw materials in the manufacture of its additives and uses oil in processing and blending additives. These materials are obtainable from several sources, and for the most part are derived from petroleum. Unstable political and economic conditions in the Middle East have, in the past, caused and may continue to cause the cost of raw materials to fluctuate significantly; however, the availability of raw materials to the company has not been significantly affected when these conditions occurred. The company expects raw materials to be available in adequate quantities during 1998.

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

                  Research and development expenditures were $88.4 million in 1997, $93.4 million in 1996 and $104.9 million in 1995. These amounts were equivalent to 5.3%, 5.8% and 6.3% of the respective revenues for such years. These amounts include expenditures for the performance evaluation of additive developments in engines and other types of mechanical equipment as well as expenditures for the development of specialty chemicals for industrial applications. In addition, $58.2 million, $67.6 million and $74.7 million was spent in 1997, 1996 and 1995, respectively, for technical service activities, principally for evaluation in mechanical equipment of specific lubricant formulations designed for the needs of petroleum industry customers throughout the world.

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

                  The company has filed claims against Exxon Corporation and its affiliates ("Exxon") relating to various commercial matters, including alleged infringements by Exxon of certain of the company's patents. These suits are pending in the United States (in Ohio), Canada, and the United Kingdom, and are at various stages. The international suits allege infringement of patents that correspond to a United States patent admitted as valid by Exxon in a settlement in 1988. In the suit in Canada, a determination of liability has been made by the courts against Exxon and in favor of the company, and the case has been returned to the trial court for an assessment of damages, but no date has been set for a determination of such damages. In the suit in the United Kingdom, a patent trial court declared the company's patent invalid and the company is appealing that decision, which appeal is expected to be heard in March 1998. For further information regarding these cases, refer to Note 18 to the Financial Statements which is included in the company's 1997 Annual Report to its shareholders and is incorporated herein by reference.

                  ENVIRONMENTAL MATTERS. The company is subject to federal, state and local laws and regulations designed to protect the environment and limit manufacturing wastes and emissions. The company believes that as a general matter its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the consequent financial liability to the company. Compliance with the environmental laws and regulations requires continuing management effort and expenditures by the company. Capital expenditures for environmental projects approximated $7 million in 1997, and over the past three years have averaged 14% of annual capital spending. Management believes that the cost of complying with environmental laws and regulations will not have a material affect on the earnings, liquidity or competitive position of the company.

                  The company is engaged in the handling, manufacture, use, transportation and disposal of substances that are classified as hazardous or toxic by one or more regulatory agencies. The company believes that its handling, manufacture, use, transportation and disposal of such substances generally have been in accord with environmental laws and regulations.

                  Among other environmental laws, the company is subject to the federal "Superfund" law, under which the company has been designated as a "potentially responsible party" that may be liable for cleanup costs associated with various waste sites, some of which are on the U.S. Environmental Protection Agency Superfund priority list. The company's experience, consistent with what it believes to be the experience of others in similar cases, is that Superfund site liability tends to be apportioned among parties based upon contribution of materials to the Superfund site. Accordingly, the company measures its liability and carries out its financial reporting responsibilities with respect to Superfund sites based upon this standard, even though Superfund site liability is technically joint and several in nature. The company views the expense of remedial cleanup as a part of its product cost, and accrues for estimated environmental liabilities with charges to cost of sales. Management considers its environmental accrual to be adequate to provide for its portion of costs for all known environmental matters, including Superfund sites. Based upon consideration of currently available information, management believes liabilities for environmental matters will not have a material adverse affect on the company's financial position, operating results or liquidity.

GENERAL

                  EMPLOYEES. At December 31, 1997, the company and its wholly-owned subsidiaries had 4,291 employees of which approximately 62% were in the U.S.

                  INTERNATIONAL OPERATIONS. Financial information with respect to domestic and foreign operations is contained in Note 14 to the Financial Statements which is included in the company's 1997 Annual Report to its shareholders and is incorporated herein by reference.

                  The company supplies its additive customers abroad from overseas manufacturing plants and through export from the United States. Sales and technical service offices are maintained in more than 30 countries outside the United States. As a result, the company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The company believes risks related to its foreign operations are mitigated due to the political and economic stability of the countries in which its largest foreign operations are located.

                  While changes in the U.S. dollar value of foreign currencies will affect earnings from time to time, the longer term economic effect of these changes should not be significant given the company's net asset exposure and currency mix relative to its revenues and expenses. The company's consolidated net income will generally benefit as foreign currencies increase in value compared to the U.S. dollar and will generally decline as foreign currencies decrease in value.

ITEM 2.           PROPERTIES

                  The general offices of the company are located in Wickliffe, Ohio. The company has various leases for general office space primarily located in Houston, Texas; and London, England. The company owns three additive manufacturing plants in the United States; one located in the Cleveland, Ohio area, at Painesville, and two near Houston, Texas, at Deer Park and Bayport. Outside the United States, the company owns additive manufacturing/blending plants in Australia, Brazil, Canada, England, France (three locations), Japan, South Africa and Singapore. All of these plants, other than Singapore, are owned in fee. In Singapore, the company owns the plant but leases the land on which the plant is located. The company owns in fee research, development and testing facilities in Wickliffe, Ohio; Hazelwood, England; and Atsugi, Japan. The company also owns in fee a facility in Midland, Michigan, at which air and refrigeration compressor lubricants are developed and marketed; manufacturing plants in Germany that manufacture performance chemical additives for the coatings industry and specialty additives for the metalworking fluid and industrial lubricant markets in Germany and throughout the European Union; a manufacturing plant in Atlanta, Georgia, that manufactures fluid metering devices; a manufacturing plant in Newmarket, Ontario, Canada, that manufactures particulate emission control devices; and a manufacturing plant in Fareham, Hampshire, England, that manufactures additive injection equipment.

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


ITEM 3.           LEGAL PROCEEDINGS

                  The company is a party in a case brought by Exxon Corporation and its affiliates, Exxon Chemical Patents, Inc. and Exxon Research & Engineering Company, in the Southern District of Texas, Houston Division, on September 19, 1989. The plaintiffs alleged that the company willfully infringed an Exxon patent pertaining to an oil soluble copper additive component and requested monetary damages and injunctive relief. On June 24, 1996, the U.S. Supreme Court denied Exxon's request to review a September 1995 decision of the United States Court of Appeals for the Federal Circuit in Washington, D.C., regarding this case. The Court of Appeals' decision overturned a December 1992 jury verdict that the company had infringed an Exxon patent and entered judgment in favor of the company as a matter of law. The ruling of the Court of Appeals also vacated an injunction and a significant monetary judgment against the company. The Supreme Court decision finalized the Court of Appeals' judgment. Notwithstanding the Supreme Court decision, Exxon filed a motion in the original trial court seeking a new trial in order to assert an allegedly different theory of infringement under the same patent. The motion was denied by the trial judge on the ground that he lacked the authority to consider any request for a new trial in view of the reversal of the prior trial verdict by the Appellate Court. Acting upon an appeal by Exxon, the Court of Appeals in Washington, D.C., without deciding the merits of whether Exxon was entitled to a second trial, ruled that the trial court does have the authority to consider Exxon's motion and remanded the issue to the trial court.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to the vote of the security holders during the three months ended December 31, 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following sets forth the name, age, recent business experience and certain other information relative to each person who is an executive officer of the company as of March 1, 1998.

     Name                   Business Experience
     ----                   -------------------

W. G. Bares              Mr. Bares, age 56, became Chairman of the Board on
                         April 22, 1996, and Chief Executive Officer on January
                         1, 1996. He has been President since 1982. From 1987 through 1995, he was also Chief Operating Officer.

R. A. Andreas            Mr. Andreas, age 53, has been Vice President and Chief
                         Financial Officer since June 1990.

J. W. Bauer              Mr. Bauer, age 44, became Vice President and General
                         Counsel in April 1992, after serving as General Counsel from August 1991.

S. A. Di Biase           Dr. Di Biase, age 45, has been Vice President since
                         September 1993. He is responsible for Research and Development. From 1990 to September 1993, he was
                         Director of Strategic Research.

G. R. Hill               Dr. Hill, age 56, has been Senior Vice President since
                         1988. In 1996, he became responsible for Corporate
                         Strategic Planning and has been responsible for Business Development since October 1993. Prior to
                         October 1993, he was responsible for Research and Development.

J. E. Hodge              Mr. Hodge, age 55, has been Vice President since
                         September 1993. He is responsible for Operations.
                         During 1989 through 1993, he was General Manager - Deer
                         Park/Bayport Plants.

K. H. Hopping            Mr. Hopping, age 51, has been Vice President and
                         Secretary of the Corporation since April 1991.

S. F. Kirk               Mr. Kirk, age 48, has been Vice President since
                         September 1993. In April 1996, he became responsible for Sales. From 1993 to April 1996, he was responsible for Segment Management. From January 1991 to 1993, he was Senior Vice President - Marketing and Technology for Lubrizol Petroleum Chemicals Company.

Y. Le Couedic            Mr. Le Couedic, age 50, has been Vice President since
                         September 1993. He is responsible for Management
                         Information Systems. From 1991 to 1993, he was Division
                         Head - Corporate R&D - Administrative Services.

Name                        Business Experience
----                        -------------------

G. P. Lieb               Mr. Lieb, age 45, was named Controller - Accounting and
                         Financial Reporting in November 1993, and was named
                         Principal Accounting Officer in January 1994. From
                         October 1991 to October 1993, he was Administrative
                         Manager for the Hazelwood, U.K. Laboratory.

M. W. Meister            Mr. Meister, age 43, has been Vice President since
                         April 1993. He is responsible for Human Resources. From
                         November 1992 to April 1993, he was General Manager -
                         Human Resources.

D. A. Muskat             Mr. Muskat, age 58, was named Operations Manager in
                         August 1993. From September 1989 to August 1993 he was
                         Vice President - Operations for Lubrizol Petroleum
                         Chemicals Company.

L. M. Reynolds           Ms. Reynolds, age 37, was named Assistant Secretary in
                         April 1995, and has been Counsel since February 1991.

R. D. Robins             Mr. Robins, age 55, became Vice President in April
                         1996. He is responsible for Segment Management. From
                         October 1993 to April 1996 he was Passenger Car Segment
                         Manager. From November 1991 to October 1993 he was Fuel
                         Products Group Business Manager.

J. A. Thomas             Mr. Thomas, age 59, has been Vice President since April
                         1994. In 1996, he became responsible for managing
                         Corporate Strategies in the Asia Pacific Region. From
                         April 1994 through April 1996, he was responsible for Corporate Planning and Development. From December 1990 to April 1994, he was General Manager-Sales for Asia
                         Pacific, Latin America and the Middle East.

All executive officers serve at the pleasure of the Board.

                                     PART II
                                     -------


ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS.

                 The common shares of the company are listed on the New York Stock Exchange under the symbol LZ. The number of shareholders of record of common shares was 5,708 as of March 6, 1998.

                 Information relating to the recent price and dividend history of the company's common shares follows:



                       Common Share Price History               Dividends
                       --------------------------
                         1997       1996                    Per Common Share
                         ----       ----                    ----------------

                    High       Low       High      Low        1997  1996
                    ----       ---       ----      ---        ----  ----

1st quarter       $36        $30 1/2    $31      $26 5/8     $ .25  $.24
2nd quarter        42 1/8     30 3/8     30 1/2   27 1/4       .25   .24
3rd quarter        44 7/8     41 15/16   30 1/2   27 7/8       .25    24
4th quarter        46 15/16   34 7/8     32 3/8   28 1/2       .26   .25
                                                             -----  ----

                                                             $1.01  $.97
                                                             =====  ====

ITEM 6.          SELECTED FINANCIAL DATA.

                 The summary of selected financial data for each of the last five years included in the Historical Summary contained on pages 38 and 39 of the company's 1997 Annual Report to its shareholders is incorporated herein by reference. Other income (charges) for 1996, 1995, 1994 and 1993 includes $53.3 million, $38.5 million, $41.2 million and $42.4 million, respectively, for gains on sale of investments; and in 1993, a special charge of $86.3 million. In addition, the company changed its method of accounting for postretirement benefits and for income taxes, effective January 1, 1993, to comply with two newly effective accounting standards, which reduced 1993 net income by $39.4 million.

                 Total debt reported in the Historical Summary includes the following amounts classified as long-term at December 31: $182.2 in 1997, $157.6 million in 1996, $194.4 million in 1995, $114.2 million in 1994 and $55.3 million in 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 The Management's Discussion and Analysis of Financial Condition and Results of Operations, including the company's cautionary statement for "Safe Harbor" purposes under the Private Securities Litigation Reform Act of 1995, contained on pages 16 through 22, inclusive, of the company's 1997 Annual Report to its shareholders is incorporated herein by reference.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                 Not applicable.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 The consolidated financial statements of the company and its subsidiaries, together with the independent auditors' report relating thereto, contained on pages 22 through 36, inclusive, of the company's 1997 Annual Report to its shareholders, and the Quarterly Financial Data (Unaudited) contained on page 37 of such 1997 Annual Report, are incorporated herein by reference.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.

                 Not applicable.



                                    PART III
                                    --------


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                 The information contained under the heading "Election of Directors" on pages 2 to 6, inclusive, of the company's Proxy Statement dated March 18, 1998, is incorporated herein by reference. Information relative to executive officers of the company is contained under "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K. The information contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 22 of the company's Proxy Statement dated March 18, 1998, is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION.

                 The information relating to executive compensation contained under the headings "Committees and Compensation of the Board of Directors" on pages 6 and 7, "Executive Compensation" on pages 12 through 14, inclusive, and under "Employee and Executive Officer Benefit Plans - Pension Plans" and "- Executive Agreements" on pages 19 through 21, inclusive, of the company's Proxy Statement dated March 18, 1998, is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                 The information relating to security ownership set forth under the heading "Security Ownership of Directors, Executive Officers and Certain Beneficial Owners" on pages 10 and 11 of the company's Proxy Statement dated March 18, 1998, is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 Not applicable.

                                     PART IV
                                     -------

ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
               AND REPORTS ON FORM 8-K.

               (a)     Documents filed as part of this Annual Report:

                       1. The following consolidated financial statements of The Lubrizol Corporation and its subsidiaries, together with the independent auditors' report relating thereto, contained on pages 22 through 37, inclusive, of Lubrizol's 1997 Annual Report to its shareholders and incorporated herein by reference:

                                Independent Auditors' Report

                                Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

                                Consolidated Balance Sheets at December 31, 1997 and 1996

                                Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

                                Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

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

                       (4)(c) Rights Agreement between The Lubrizol Corporation and American Stock Transfer & Trust Company dated as of October 13, 1997. (Reference is made to Exhibit 4.l to The Lubrizol Corporation's
                                         Registration Statement on Form 8-A
                                         dated October 1, 1997, which Exhibit is
                                         incorporated herein by reference.)

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

                       (10)(d)* The Lubrizol Corporation Excess Defined Benefit Plan, as amended. (Reference is made to Exhibit (10)(d) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, which Exhibit is incorporated herein by reference.)

                       (10)(e)* The Lubrizol Corporation Excess Defined Contribution Plan, as amended. (Reference is made to Exhibit (10)(e) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, which
                                         Exhibit is incorporated herein by
                                         reference.)

                       (10)(f)* The Lubrizol Corporation Performance Pay Plan (formerly Variable Award
                                         Plan), as amended. (Reference is made
                                         to Exhibit (10)(f) to The Lubrizol
                                         Corporation's Annual Report on Form
                                         10-K for the year ended December 31,
                                         1996, which Exhibit is incorporated
                                         herein by reference.)

                       (10)(g)* The Lubrizol Corporation Executive Death Benefit Plan, as amended. (Reference is made to Exhibit (10)(g) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, which
                                         Exhibit is incorporated herein by
                                         reference.)

                       (10)(h)* The Lubrizol Corporation 1991 Stock Incentive Plan, as amended. (Reference is made to Exhibit (10)(h) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, which Exhibit is incorporated herein by reference.)

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

                       (10)(j)* The Lubrizol Corporation Officers' Supplemental Retirement Plan, as amended. (Reference is made to Exhibit
                                         (10)(j) to The Lubrizol Corporation's
                                         Quarterly Report on Form 10-Q for the
                                         quarterly period ended September 30,
                                         1997, which Exhibit is incorporated
                                         herein by reference.)

                       (10)(k)* The Lubrizol Corporation Deferred Compensation Plan for Officers, as amended. (Reference is made to Exhibit
                                         (10)(k) to The Lubrizol Corporation's
                                         Quarterly Report on Form 10-Q for the
                                         quarterly period ended September 30,
                                         1997, which Exhibit is incorporated
                                         herein by reference.)

                       (10)(l)* The Lubrizol Corporation Executive Council Deferred Compensation Plan, as amended. (Reference is made to Exhibit
                                         (10)(l) to The Lubrizol Corporation's
                                         Quarterly Report on Form 10-Q for the
                                         quarterly period ended September 30,
                                         1997, which Exhibit is incorporated
                                         herein by reference.)

                       (12)              Computation of Ratio of Earnings to
                                         Fixed Charges.

                       (13) The following portions of The Lubrizol Corporation 1997 Annual Report to its shareholders:

                                         Pages 16-22      Management's
                                                          Discussion and
                                                          Analysis of Financial
                                                          Condition and Results
                                                          of Operations

                                         Page 22          Independent Auditors'
                                                          Report

                                         Page 23          Consolidated
                                                          Statements of Income
                                                          for the years ended
                                                          December 31, 1997,
                                                          1996 and 1995

                                         Page 24          Consolidated Balance
                                                          Sheets at December 31,
                                                          1997 and 1996

                                         Page 25          Consolidated
                                                          Statements of Cash
                                                          Flows for the years
                                                          ended December 31,
                                                          1997, 1996 and 1995

                                         Page 26          Consolidated
                                                          Statements of
                                                          Shareholders' Equity
                                                          for the years ended
                                                          December 31, 1997,
                                                          1996 and 1995

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
                                                          Data (Unaudited)

                                         Pages 38-39      Historical Summary

                       (21)              List of Subsidiaries of The Lubrizol
                                         Corporation

                       (23)              Consent of Independent Auditors

                       (27) Financial Data Schedule for the year ended December 31, 1997

                       (27.1) Restated Financial Data Schedules for the periods ended June 30, 1997 and September 30, 1997

                       (27.2) Restated Financial Data Schedules for the periods ended March 31, 1996 and June 30, 1996

                       (27.3) Restated Financial Data Schedule for the year ended December 31, 1995

         *Indicates management contract or compensatory plan or arrangement.

                 (b)      Reports on Form 8-K

                          No reports on Form 8-K were filed during the three months ended December 31, 1997.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on March 23, 1998, on its behalf by the undersigned, thereunto duly authorized.





                                    THE LUBRIZOL CORPORATION


                                    BY /s/ W. G. Bares
                                       ----------------------------------------
                                       W. G. Bares, Chairman of the Board,
                                       President and Chief Executive Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 23, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.


  /s/ W. G. Bares                   Chairman of the Board, President and Chief
--------------------------          Executive Officer
W. G. Bares                         (Principal Executive Officer)


  /s/ R. A. Andreas                 Vice President and Chief Financial Officer
--------------------------          (Principal Financial Officer)
R. A. Andreas

  /s/ G. P. Lieb                    Controller, Accounting and Financial
--------------------------          Reporting
G. P. Lieb                          (Principal Accounting Officer)


  /s/ Edward F. Bell                Director
--------------------------
Edward F. Bell

  /s/ L. E. Coleman                 Director
--------------------------
L. E. Coleman

  /s/ Peggy G. Elliott              Director
--------------------------
Peggy G. Elliott

  /s/ Forest J. Farmer, Sr.         Director
--------------------------
Forest J. Farmer, Sr.

  /s/ Gordon D. Harnett             Director
--------------------------
Gordon D. Harnett

  /s/ Victoria F. Haynes            Director
--------------------------
Victoria F. Haynes

  /s/ David H. Hoag                 Director
--------------------------
David H. Hoag

  /s/ William P. Madar              Director
--------------------------
William P. Madar

  /s/ Ronald A. Mitsch              Director
--------------------------
Ronald A. Mitsch

  /s/ M. Thomas Moore               Director
--------------------------
M. Thomas Moore

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

                       (4)(c) Rights Agreement between The Lubrizol Corporation and American Stock Transfer & Trust Company dated as of October 13, 1997. (Reference is made to Exhibit 4.l to The Lubrizol Corporation's
                                         Registration Statement on Form 8-A
                                         dated October 1, 1997, which Exhibit is
                                         incorporated herein by reference.)

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

                       (10)(d)* The Lubrizol Corporation Excess Defined Benefit Plan, as amended. (Reference is made to Exhibit (10)(d) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, which Exhibit is incorporated herein by reference.)

                       (10)(e)* The Lubrizol Corporation Excess Defined Contribution Plan, as amended. (Reference is made to Exhibit (10)(e) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, which
                                         Exhibit is incorporated herein by
                                         reference.)

                       (10)(f)* The Lubrizol Corporation Performance Pay Plan (formerly Variable Award
                                         Plan), as amended. (Reference is made
                                         to Exhibit (10)(f) to The Lubrizol
                                         Corporation's Annual Report on Form
                                         10-K for the year ended December 31,
                                         1996, which Exhibit is incorporated
                                         herein by reference.)

                       (10)(g)* The Lubrizol Corporation Executive Death Benefit Plan, as amended. (Reference is made to Exhibit (10)(g) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, which
                                         Exhibit is incorporated herein by
                                         reference.)

                       (10)(h)* The Lubrizol Corporation 1991 Stock Incentive Plan, as amended. (Reference is made to Exhibit (10)(h) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, which Exhibit is incorporated herein by reference.)

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

                       (10)(j)* The Lubrizol Corporation Officers' Supplemental Retirement Plan, as amended. (Reference is made to Exhibit
                                         (10)(j) to The Lubrizol Corporation's
                                         Quarterly Report on Form 10-Q for the
                                         quarterly period ended September 30,
                                         1997, which Exhibit is incorporated
                                         herein by reference.)

                       (10)(k)* The Lubrizol Corporation Deferred Compensation Plan for Officers, as amended. (Reference is made to Exhibit
                                         (10)(k) to The Lubrizol Corporation's
                                         Quarterly Report on Form 10-Q for the
                                         quarterly period ended September 30,
                                         1997, which Exhibit is incorporated
                                         herein by reference.)

                       (10)(l)* The Lubrizol Corporation Executive Council Deferred Compensation Plan, as amended. (Reference is made to Exhibit
                                         (10)(l) to The Lubrizol Corporation's
                                         Quarterly Report on Form 10-Q for the
                                         quarterly period ended September 30,
                                         1997, which Exhibit is incorporated
                                         herein by reference.)

                       (12)              Computation of Ratio of Earnings to
                                         Fixed Charges.

                       (13) The following portions of The Lubrizol Corporation 1997 Annual Report to its shareholders:

                                         Pages 16-22     Management's Discussion
                                                         and Analysis of
                                                         Financial Condition and
                                                         Results of Operations

                                         Page 22         Independent Auditors'
                                                         Report

                                         Page 23         Consolidated Statements
                                                         of Income for the years
                                                         ended December 31,
                                                         1997, 1996 and 1995

                                         Page 24         Consolidated Balance
                                                         Sheets at December 31,
                                                         1997 and 1996

                                         Page 25         Consolidated Statements
                                                         of Cash Flows for the
                                                         years ended December
                                                         31, 1997, 1996 and 1995

                                         Page 26         Consolidated Statements
                                                         of Shareholders' Equity
                                                         for the years ended
                                                         December 31, 1997, 1996
                                                         and 1995

                                         Pages 27-36     Notes to Financial
                                                         Statements


                                         Page 37         Quarterly Financial
                                                         Data
                                                         (Unaudited)

                                         Pages 38-39     Historical Summary

                       (21)              List of Subsidiaries of The Lubrizol
                                         Corporation

                       (23)              Consent of Independent Auditors

                       (27) Financial Data Schedule for the year ended December 31, 1997

                       (27.1) Restated Financial Data Schedules for the periods ended June 30, 1997 and September 30, 1997

                       (27.2) Restated Financial Data Schedules for the periods ended March 31, 1996 and June 30, 1996

                       (27.3) Restated Financial Data Schedule for the year ended December 31, 1995

* Indicates management contract or compensatory plan or arrangement.