Form 10-Q
period 1998-03-31
LUBRIZOL CORP
filed 1998-05-11
CIK 60751

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

                    Yes   [ X ]         No   [   ]

Number of the registrant's common shares, without par value, outstanding, as of April 30, 1998: 56,469,996

                              PART I.  FINANCIAL INFORMATION
                                Item 1 Financial Statements
                                 THE LUBRIZOL CORPORATION

CONSOLIDATED BALANCE SHEETS                                   March 31        December 31
(In Thousands of Dollars)                                       1998              1997
                                                            ----------        -----------
ASSETS
Cash and short-term investments.......................      $   91,340        $   86,504
Receivables...........................................         267,412           273,505
Inventories:
  Finished products...................................          96,304            94,010
  Products in process.................................          68,930            67,246
  Raw materials.......................................          86,071            81,079
  Supplies and engine test parts......................          17,796            17,783
                                                            ----------        ----------
                                                               269,101           260,118
                                                            ----------        ----------
Other current assets..................................          33,344            36,949
                                                            ----------        ----------
                   Total current assets...............         661,197           657,076
Property and equipment - net..........................         696,867           692,677
Investments in nonconsolidated companies..............          26,322            25,904
Other assets..........................................          98,546            86,635
                                                            ----------        ----------
                       TOTAL..........................      $1,482,932        $1,462,292
                                                            ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt and current portion of long-term debt.      $   68,378        $   38,095
Accounts payable......................................         111,826           127,347
Income taxes and other current liabilities............         101,170            96,488
                                                            ----------        ----------
                  Total current liabilities...........         281,374           261,930
Long-term debt........................................         183,500           182,165
Postretirement health care obligation.................         106,302           105,962
Noncurrent liabilities................................          43,469            42,878
Deferred income taxes.................................          54,584            53,909
                                                            ----------        ----------
                  Total liabilities...................         669,229           646,844
                                                            ----------        ----------
Contingencies and commitments
Shareholders' equity:
  Preferred stock without par value - authorized
   and unissued:
    Serial Preferred Stock - 2,000,000 shares
    Serial Preference Shares - 25,000,000 shares
  Common Shares without par value:
   Authorized 120,000,000 shares
   Outstanding - 56,536,106 shares as of March 31,
    1998 after deducting 29,659,788 treasury shares,
    56,966,894 shares as of December 31, 1997
    after deducting 29,229,000 treasury shares........          85,203            82,669
  Retained earnings...................................         768,839           773,184
  Accumulated other comprehensive income (loss).......         (40,339)          (40,405)
                                                            ----------        ----------
                   Total shareholders' equity.........         813,703           815,448
                                                            ----------        ----------
                       TOTAL..........................      $1,482,932        $1,462,292
                                                            ==========        ==========

Amounts shown are unaudited.

                                 THE LUBRIZOL CORPORATION


CONSOLIDATED STATEMENTS OF INCOME

                                                                     Three Months Ended
                                                                           March 31
                                                                  -----------------------
(In Thousands Except Per Share Data)                                1998           1997
                                                                  --------       --------
Net sales.....................................................    $399,900       $387,749
Royalties and other revenues..................................         465          1,260
                                                                  --------       --------
          Total revenues......................................     400,365        389,009
Cost of sales.................................................     277,035        258,107
Selling and administrative expenses...........................      42,028         40,014
Research, testing and development expenses....................      35,280         34,982
                                                                  --------       --------
          Total cost and expenses.............................     354,343        333,103
Other income - net............................................       1,025          3,245
Interest income...............................................       1,320            866
Interest expense..............................................      (3,073)        (2,444)
                                                                  --------       --------
Income before income taxes....................................      45,294         57,573
Provision for income taxes....................................      15,626         18,712
                                                                  --------       --------
Net income....................................................    $ 29,668       $ 38,861
                                                                  ========       ========
Net income per share..........................................       $ .52          $ .66
                                                                     =====          =====

Net income per share, diluted.................................       $ .52          $ .66
                                                                     =====          =====

Average common shares outstanding.............................      56,838         58,504

Amounts shown are unaudited.

                                 THE LUBRIZOL CORPORATION


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Three Months Ended
                                                                           March 31,
                                                                  ------------------------
(In Thousands of Dollars)                                           1998           1997
                                                                  --------       --------
Cash provided from (used for):
Operating activities:
Net income...................................................     $ 29,668       $ 38,861
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation and amortization............................       20,935         21,026
    Deferred income taxes....................................        1,556            768
    Change in current assets and liabilities:
      Receivables............................................        7,929        (28,494)
      Inventories............................................       (6,523)           140
      Accounts payable and accrued expenses..................      (13,109)        23,165
      Other current assets...................................        2,075          4,548
    Other items - net........................................        1,793         (9,414)
                                                                  --------       --------
          Total operating activities.........................       44,324         50,600
Investing activities:
Capital expenditures.........................................      (23,048)       (19,078)
Proceeds from sale of investments............................                      12,117
Acquisitions and investments in nonconsolidated companies....      (14,630)        (1,359)
Other - net..................................................           55          1,526
                                                                  --------       --------
          Total investing activities                               (37,623)        (6,794)
Financing activities:
Short-term borrowing (repayment).............................       30,673        (19,780)
Long-term borrowing..........................................                          23
Long-term repayments.........................................         (706)          (795)
Dividends paid...............................................      (14,785)       (14,639)
Common shares purchased, net of options exercised............      (16,694)        (8,093)
                                                                  --------       --------
          Total financing activities.........................       (1,512)       (43,284)

Effect of exchange rate changes on cash......................         (353)        (1,003)
                                                                  --------       --------
Net increase (decrease) in cash and short-term investments...        4,836           (481)
Cash and short-term investments at the beginning of period...       86,504         55,073
                                                                  --------       --------
Cash and short-term investments at the end of period.........     $ 91,340       $ 54,592
                                                                  ========       ========

Amounts shown are unaudited.

                              THE LUBRIZOL CORPORATION

                    Notes to Consolidated Financial Statements
                    ------------------------------------------
                                  March 31, 1998


1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997, and the results of operations and cash flows for the applicable periods ended March 31, 1998 and 1997.

2. Net income per share is computed by dividing net income by average common shares outstanding during the period. Net income per share, diluted, includes the dilution effect resulting from outstanding stock options and stock awards.

   Per share amounts are computed as follows:
                                                Three Months Ended
                                                     March 31
                                                -------------------
                                                  1998        1997
                                                -------     -------
   Numerator:
     Net income available to common
       shareholders                             $29,668     $38,861
                                                =======     =======

   Denominator:
     Weighted average common shares
       outstanding                               56,838      58,504
     Dilutive effect of stock options
       and awards                                   315         229
                                                -------     -------

   Denominator for net income per share,
       diluted                                   57,153      58,733
                                                =======     =======

   Net income per share                         $   .52     $   .66
                                                =======     =======

   Net income per share, diluted                $   .52     $   .66
                                                =======     =======

                              THE LUBRIZOL CORPORATION

                    Notes to Consolidated Financial Statements
                    ------------------------------------------
                                  March 31, 1998


3. The company elected to adopt early SFAS 130 - Reporting Comprehensive Income for its fiscal year ended December 31, 1997. Total comprehensive income for the three month periods ended March 31, 1998 and 1997 is comprised as follows:
                                                Three Months Ended
                                                     March 31
                                                -------------------
                                                  1998        1997
                                                -------     -------

   Net income                                   $29,668     $38,861
   Other comprehensive income (loss)                 66     (25,424)
                                                -------     -------

   Total comprehensive income                   $29,734     $13,437
                                                =======     =======

   Other comprehensive income in each of the periods above is solely comprised of foreign currency translation adjustments, net of related tax effects.

4. The company has filed claims against Exxon Corporation and/or its affiliates relating to various commercial matters, including alleged infringements by Exxon of certain of the company's patents. These suits are pending in the United States (in Ohio), Canada and the United Kingdom.

   On April 23, 1998, the company reached a settlement with Exxon of a lawsuit pending in federal court in Ohio and the company received cash of $19 million from Exxon. Other lawsuits between the company and Exxon pending in Ohio, Canada, the United Kingdom and the U.S. Court of Appeals for the Federal Circuit were not settled by this agreement.

   The company has prevailed in a case brought in Canada against Exxon's Canadian affiliate, Imperial Oil, Ltd., for infringement of the company's patent pertaining to dispersants, the largest additive component used in motor oils. A 1990 trial court verdict in favor of the company regarding the issue of liability was upheld by the Federal Court of Appeals of Canada in December 1992, and in October 1993, the Supreme Court of Canada dismissed Imperial Oil's appeal of the Court of Appeals' decision. The case has been returned to the trial court for an assessment of compensation damages, but no date has been set for a determination of such damages. In October 1994, the trial court judge determined that Imperial Oil had violated an earlier injunction for the manufacture or sale of the dispersant which is the subject of this case. The determination of penalty damages, if any, on account of this violation will be made after the compensation damages for patent infringement have been determined by the court.

                              THE LUBRIZOL CORPORATION

                    Notes to Consolidated Financial Statements
                    ------------------------------------------

   In November 1996, a patent trial court in London declared a Lubrizol United Kingdom patent invalid, which patent is the subject of litigation brought by the company against Exxon in that country. The company appealed this decision. Although the trial court decision does not involve any damage payments, the court awarded Exxon its recoverable legal costs in the case, as is customary under U.K. practice. Exxon has filed with the court a request for legal costs of approximately $12 million. The determination of which of those costs may be recoverable will be subject to a separate proceeding. The company has obtained a stay of this separate proceeding pending the outcome of the appeal of the trial court decision. As a court ordered condition to obtain the stay, the company made a $3.0 million contingent payment to Exxon in July 1997. This amount was fully expensed in 1997. On April 30, 1998, a decision was rendered in the appeal of the trial court decision, which reversed some, but not all, of the findings against the company. The impact of this decision on the recovery of legal costs by either party, including those already contingently paid by the company, can not be made at this time.

   A reasonable estimation of the company's potential recovery relating to the Exxon litigation referenced above can not be made at this time, and no recovery amounts have been recorded in the company's financial statements as of March 31, 1998.

5. June 1997, the Financial Accounting Standards Board (FASB)issued SFAS 131 - Disclosures About Segments of an Enterprise and Related Information which becomes effective for the company in 1998. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. Under currently effective accounting standards, the company's operations are considered to be a single reportable segment. The company has not yet completed its analysis of SFAS 131 and accordingly has not yet determined what effect, if any, it may have on future financial statement disclosures.

   In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accounting issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement provides guidance on when costs incurred for internal-use computer software are and are not to be capitalized. As permitted by SOP 98-1, the company elected early adoption of this statement for its internal-use software costs effective January 1, 1998. The effect of implementing this statement was not significant.

                           THE LUBRIZOL CORPORATION

               Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
               ------------------------------------------------

RESULTS OF OPERATIONS

The competitive marketplace that existed throughout 1997 is continuing in 1998. Results of the first quarter of 1998 reflected the impact of continued market competition and weaker than expected sales volumes.
Although sales volumes were higher than for the 1997 first quarter, the resultant revenue increase was almost totally offset by the effects of competitive pricing, changing product mix and unfavorable currency. In addition, slightly higher average material costs and operating expenses, lower other income and a higher effective tax rate each contributed to lower earnings in the first quarter of 1998 as compared with the first quarter of 1997. Lower year-over-year selling prices and higher material costs will likely cause the company's 1998 second quarter earnings to be lower than that achieved in the 1997 second quarter. More detailed comments relating to the company's results of operations and financial position follow below.

Consolidated revenues increased $11.4 million or 3% for the first quarter of 1998 compared with the first quarter of 1997. This increase, including recent acquisitions which generated $8.7 million in revenues, was primarily a result of 10% higher specialty chemical shipment volume being offset by a decline of 6% in the average selling price per metric ton. Although the average selling price has stabilized since mid-1997, the year-over-year decline in the first quarter of 1998 was attributable approximately 30% from lower product pricing, 30% from changing product mix and 40% from unfavorable currency effects.

Specialty chemical shipments increased 10% as compared to the first quarter of 1997, despite shipment volumes in the first quarter of 1998 being impacted by weaker than expected customer order patterns in North America and by economic difficulties in Asia-Pacific. For the 1998 first quarter, sales volume increased 7% to North American customers and 12% to international customers, primarily in Asia-Pacific, Western Europe and Latin America, as compared with the 1997 first quarter. These increases reflect the success achieved during 1997 by the company's strategy of building global and regional alliances with targeted finished lubricant suppliers. However, shipment volumes for the first quarter of 1998 were lower than those achieved during each of the previous three quarters. Compared to the fourth quarter of 1997, specialty chemical shipments declined by nearly 6%, with shipments declining to North American customers by 7% and to Asian-Pacific customers by 14%.

Cost of sales for the first quarter of 1998 increased in line with the higher sales volume, as average raw material costs increased about 1% and total manufacturing costs were level as compared with the first quarter of 1997.

                           THE LUBRIZOL CORPORATION

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 ---------------------------------------------

Gross profit (sales less cost of sales) decreased $6.8 million or 5% for the first quarter of 1998, compared with the first quarter of 1997. The decrease in gross profit was primarily due to the lower average selling price and slightly higher material costs more than offsetting the margin benefit generated from higher sales volume for the comparable first quarter period. Recent acquisitions also contributed $2.9 million to the increase in gross profit in the 1998 first quarter, but this was more than offset by unfavorable currency effects. Gross profit percent of 30.7% in the first quarter of 1998 was the same as the fourth quarter of 1997, but lower than the 33.4% achieved in the first quarter of 1997. This decrease in the gross profit percentage as compared to the 1997 first quarter resulted from the combined effects of the decline in average selling price and the slight increase in raw material costs being more than offset by the benefit of lower manufacturing costs per metric ton sold.

Selling and administrative expenses were $2.0 million or 5% higher in the first quarter of 1998 compared with the first quarter of 1997. The company has continued its focus on cost management as the increase in selling and administrative expenses was primarily due to the effect of acquisitions and expenses related to the implementation of the new enterprise-wide management information system.

Research, testing and development expenses (technology expenses) in the first quarter of 1998 were level with those incurred in the first quarter of 1997. The company's technology expense during the first quarter of 1998 included costs related to new performance specifications for heavy-duty engine oils expected to become effective during 1998 as well as new performance specifications for passenger car engine oils expected to become effective during 2000. The company expects its technology expense in 1998 will be slightly higher than in 1997.

Primarily as a result of the above factors, total costs and expenses increased $9.9 million more than the increase in consolidated revenues.

The company transacts business in over 100 countries. As the U.S. dollar strengthens or weakens against other international currencies in which the company transacts business, the financial results of the company will be affected. The principal currencies, other than the U.S. dollar, in which the company transacts business are the French franc, German mark, British pound sterling and Japanese yen. As compared with exchange rates in effect during the comparable 1997 first quarter, currency fluctuations had an unfavorable effect of $.02 net income per share for the three-month period ended March 31, 1998.

                         THE LUBRIZOL CORPORATION

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
               ---------------------------------------------

The company's effective income tax rate was 34.5% in the first quarter of 1998 as compared with 32.5% during the first quarter of 1997. The higher effective income tax rate is principally attributable to certain tax law changes enacted by France, the United States and the United Kingdom during the second half of 1997.

Primarily as a result of the above factors, net income for the first quarter of 1998 was $29.7 million, or $.52 per share, which was a 24% decrease (21% on a per share basis) compared to the $38.9 million or $.66 per share for the first quarter of 1997.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities was $44.3 million for the first quarter of 1998 as compared with $50.6 million for the first quarter of 1997. The decrease in cash flow from operations was principally attributable to the decline in net income between the comparable periods.

Capital expenditures in the 1998 first quarter were $23.0 million as compared with $19.1 million for same 1997 period and included $6.9 million and $3.0 million, respectively, related to the company's multi-year project to implement an enterprise-wide management information system. The company installed the new enterprise-wide management information system in the United States in March 1998, and will continue to implement this system globally over the next two years. The return on this investment is expected to be realized, beginning in 1999, by reducing costs and delivering products and services more cost-effectively to the company's customers. Capital expenditures for the full year 1998 are expected to approximate the 1997 amount, which was $100 million.

Proceeds from the sale of investments in the three-month period ended March 31, 1997 reflect $9.6 million from the sale of a non-strategic investment and $2.5 million collected on a promissory note from the 1996 sale of certain SVO technology rights.

During the first quarter of 1998, the company completed two acquisitions aggregating $14.6 million. These acquisitions were in the company's existing business areas of metalworking additives and coating additives. The company intends to continue to broaden its base in performance chemicals through focused acquisitions.

                         THE LUBRIZOL CORPORATION

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
               ---------------------------------------------

The company maintains an active share repurchase program and, during the first quarter of 1998, repurchased 535,000 of its common shares for $20.0 million. The company currently plans to expend at least $80 million for the full year 1998 in its share repurchase program. There were 4.2 million shares remaining under the company's repurchase authorization at March 31, 1998.

The company's debt increased by $30.0 million during the first quarter of 1998. This increase was attributable primarily to the continuation of the company's share repurchase program and financing of two acquisitions completed in the quarter. The company's debt as a percent of capitalization (shareholders' equity plus short-term and long-term debt) increased to 23% at March 31, 1998, as compared to 21% at December 31, 1997.

Primarily as a result of these activities and the payment of dividends, the balance of cash and short-term investments increased $4.8 million at March 31, 1998, compared with December 31, 1997.

The company's financial position continues to be strong with a ratio of current assets to current liabilities of 2.3 to 1 at March 31, 1998, compared to 2.5 to 1 at December 31, 1997. Management believes the company's credit facilities, internally generated funds and ability to obtain additional financing, if desired, will be sufficient to meet its future capital needs.

The company is involved in patent litigation with Exxon Corporation in various countries. On April 23, 1998, the company reached a settlement with Exxon of a lawsuit pending in federal court in Ohio and the company received cash of $19 million from Exxon. The income from this settlement, net of related expenses, will be recognized in the company's financial statements during the second quarter of 1998. Other lawsuits between the company and Exxon pending in Ohio, Canada, the United Kingdom and the U.S.

Court of Appeals for the Federal Circuit were not settled by this agreement. Please refer to Note 4 to the financial statements for further discussion regarding the company's patent litigation with Exxon.

                          THE LUBRIZOL CORPORATION

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations
                ---------------------------------------------

CAUTIONARY STATEMENT FOR SAFE HARBOR PURPOSES

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward looking statements are subject to uncertainties and factors relating to the company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the company, that could cause actual results of the company to differ materially from those matters expressed in or implied by such forward-looking statements. The company identified certain, but not necessarily all, of these uncertainties and factors in its MD&A contained on pages 21 - 22 of its 1997 Annual Report to its shareholders, to which reference is made and which are incorporated by reference herein.


                              THE LUBRIZOL CORPORATION

                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          Not Applicable.

                            PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (27)     Financial Data Schedule

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                      Signatures
                                      ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE LUBRIZOL CORPORATION


                                               /s/Gregory P. Lieb
                                         -----------------------------
                                         Gregory P. Lieb
                                         Chief Accounting Officer and
                                           Duly Authorized Signatory of
                                           The Lubrizol Corporation

Date: May 11, 1998