Form 10-Q
period 1998-06-30
LUBRIZOL CORP
filed 1998-08-13
CIK 60751

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                    Yes   [ X ]         No   [   ]

Number of the registrant's common shares, without par value, outstanding, as of July 31, 1998 55,782,975

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                           Item 1 Financial Statements
                           ---------------------------

                            THE LUBRIZOL CORPORATION
                            ------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------
                                                                             June 30                December 31
(In Thousands of Dollars)                                                      1998                      1997
--------------------------------------------------------------------------------------------------------------
ASSETS
Cash and short-term investments.......................                       $   57,898            $   86,504
Receivables...........................................                          287,821               273,505
Inventories:
  Finished products...................................                          107,628                94,010
  Products in process.................................                           62,058                67,246
  Raw materials.......................................                           85,434                81,079
  Supplies and engine test parts......................                           18,378                17,783
                                                                                 -------               ------
                                                                                273,498               260,118
                                                                                --------              -------
Other current assets..................................                           31,783                36,949
                                                                                 -------               ------
                    Total current assets..............                          651,000               657,076
Property and equipment - net..........................                          698,458               692,677
Investments in nonconsolidated companies..............                           25,360                25,904
Other assets..........................................                           97,722                86,635
                                                                                 -------               ------
                         TOTAL........................                       $1,472,540            $1,462,292
                                                                             ===========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt and current portion of long-term debt.                       $   57,694            $   38,095
Accounts payable......................................                          118,271               127,347
Income taxes and other current liabilities............                           97,789                96,488
                                                                                 -------               ------
                    Total current liabilities.........                          273,754               261,930
Long-term debt........................................                          181,709               182,165
Postretirement health care obligation.................                          106,579               105,962
Noncurrent liabilities................................                           42,781                42,878
Deferred income taxes.................................                           54,550                53,909
                                                                                 -------               ------
                    Total liabilities.................                          659,373               646,844
                                                                                --------              -------
Contingencies and commitments
Shareholders' equity:
  Preferred stock without par value - authorized
    and unissued:
      Serial Preferred Stock - 2,000,000 shares
      Serial Preference Shares - 25,000,000 shares
  Common Shares without par value:
    Authorized 120,000,000 shares
    Outstanding - 55,887,675 shares as of June 30,
      1998 after deducting 30,308,219 treasury shares,
      56,966,894 shares as of December 31, 1997 after
      deducting 29,229,000 treasury shares............                           84,373                82,669
  Retained earnings...................................                          772,698               773,184
  Accumulated other comprehensive income (loss).......                          (43,904)              (40,405)
                                                                                --------              --------
                    Total shareholders' equity........                          813,167               815,448
                                                                                --------              -------
                         TOTAL........................                       $1,472,540            $1,462,292
                                                                             ===========           ==========


Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                            ========================

CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      Second Quarter                        Six Months
                                                                      Ended June 30                       Ended June 30
                                                           ------------------------------------------------------------------------
(In Thousands Except Per Share Data)                                 1998              1997              1998               1997
-----------------------------------------------------------------------------------------------------------------------------------
Net sales...........................                               $405,160          $432,556          $805,060           $820,305
Royalties and other revenues........                                    807               965             1,272              2,225
                                                                   --------          --------          --------           --------
          Total revenues............                                405,967           433,521           806,332            822,530
Cost of sales.......................                                279,017           283,013           556,052            541,120
Selling and administrative expenses                                  42,992            42,330            85,020             82,344
Research, testing and development
  expenses..........................                                 35,092            36,107            70,372             71,089
                                                                   --------          --------          --------           --------
          Total cost and expenses...                                357,101           361,450           711,444            694,553
Gain from litigation settlement.....                                 16,201                              16,201
Other income (expense) - net........                                    638              (909)            1,663              2,336
Interest income.....................                                  1,411               908             2,731              1,774
Interest expense....................                                 (3,865)           (2,589)           (6,938)            (5,033)
                                                                   --------          --------          --------           --------
Income before income taxes..........                                 63,251            69,481           108,545            127,054
Provision for income taxes..........                                 23,288            22,581            38,914             41,293
                                                                   --------          --------          --------           --------
Net income..........................                               $ 39,963          $ 46,900          $ 69,631           $ 85,761
                                                                   ========          ========          ========           ========
Net income per share................                                  $0.71             $0.81             $1.23              $1.47
                                                                     ======            ======            ======             ======
Net income per share, diluted.......                                  $0.71             $0.80             $1.22              $1.46
                                                                     ======            ======            ======             ======
Dividends per share.................                                  $0.26             $0.25             $0.52              $0.50
                                                                     ======            ======            ======             ======
Average common shares outstanding...                                 56,331            58,111            56,584             58,307

Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                            ========================

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------
                                                                                               Six Months Ended
                                                                                                    June 30
                                                                                      ------------------------------------
(In Thousands of Dollars)                                                                     1998               1997
--------------------------------------------------------------------------------------------------------------------------
Cash provided from (used for):
Operating activities:
Net income..........................................                                          $ 69,631           $ 85,761
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation and amortization...................                                            42,825             42,257
    Deferred income taxes...........................                                             3,314                294
    Equity earnings, net of distributions...........                                            (1,062)            (1,384)
    Change in current assets and liabilities:
      Receivables...................................                                           (16,970)           (52,979)
      Inventories...................................                                           (13,130)           (10,063)
      Accounts payable and accrued expenses.........                                            (6,039)            39,770
      Other current assets..........................                                             2,516              8,144
    Other items - net...............................                                             1,140             (8,395)
                                                                                              --------           --------
          Total operating activities................                                            82,225            103,405
Investing activities:
  Capital expenditures..............................                                           (47,641)           (43,905)
  Proceeds from sale of investments.................                                                               12,117
  Acquisitions and investments in nonconsolidated
    companies.......................................                                           (14,630)           (14,864)
  Other - net.......................................                                               462              3,576
                                                                                              --------           --------
          Total investing activities................                                           (61,809)           (43,076)
Financing activities:
  Short-term borrowing..............................                                            22,292             13,427
  Long-term borrowing...............................                                                                5,572
  Long-term repayments..............................                                            (1,906)            (2,058)
  Dividends paid....................................                                           (29,432)           (29,209)
  Common shares purchased, net of options exercised.                                           (38,981)           (26,996)
                                                                                              --------           --------
          Total financing activities................                                           (48,027)           (39,264)
Effect of exchange rate changes on cash.............                                              (995)            (1,374)
                                                                                              --------           --------
Net increase (decrease) in cash and short-term
  investments.......................................                                           (28,606)            19,691
Cash and short-term investments at the beginning
  of period.........................................                                            86,504             55,073
                                                                                              --------           --------
Cash and short-term investments at end of period....                                          $ 57,898           $ 74,764
                                                                                              =========          ========


Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                            ========================

                   Notes to Consolidated Financial Statements
                   ------------------------------------------

                                  June 30, 1998


1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and December 31, 1997, and the results of operations and cash flows for the applicable periods ended June 30, 1998 and 1997.

2. Net income per share is computed by dividing net income by average common shares outstanding during the period. Net income per share, diluted, includes the dilution effect resulting from outstanding stock options and stock awards.

     Per share amounts are computed as follows:

                                                   Three Months Ended                Six Months Ended
                                                        June 30                           June 30
                                                       -----------                       --------
                                                  1998           1997              1998           1997
                                                  ----           ----              ----           ----
   Numerator:
     Net income available to
       common shareholder                      $39,963        $46,900           $69,631        $85,761
                                               =======        =======           =======        =======

   Denominator:
     Weighted average common
       shares outstanding                       56,331         58,111            56,584         58,307

     Dilutive effect of stock
       options and awards                          275            267               295            248
                                               -------        -------           -------        -------

   Denominator for net income
     per share, diluted                         56,606         58,378            56,879         58,555
                                               =======        =======           =======        =======

   Net income per share                        $   .71        $   .81           $  1.23        $  1.47
                                               =======        =======           =======        =======

   Net income per share,
     diluted                                   $   .71        $   .80           $  1.22        $  1.48
                                               =======        =======           =======        =======

3. The company elected to adopt early SFAS 130 - Reporting Comprehensive Income for its fiscal year ended December 31, 1997. Total comprehensive income for the three- and six-month periods ended June 30, 1998 and 1997 is comprised as follows:

                                                   Three Months Ended                Six Months Ended
                                                       June 30                            June 30
                                                      ------------                       --------
                                                  1998           1997              1998           1997
                                                  ----           ----              ----           ----

   Net income                                  $39,963        $46,900           $69,631        $85,761
   Other comprehensive
     income (loss)                              (3,565)           241            (3,499)       (25,183)
                                               -------        -------           -------        -------

   Total comprehensive income                  $36,398        $47,141           $66,132        $60,578
                                               =======        =======           =======        =======

     Other comprehensive income (loss) in each of the periods above is solely comprised of foreign currency translation adjustments, net of related tax effects.

                            THE LUBRIZOL CORPORATION
                            ========================

                   Notes to Consolidated Financial Statements
                   ------------------------------------------

                                  June 30, 1998


4. On July 7, 1998, the company purchased Carroll Scientific, Inc., which specializes in the development and supply of varnish and wax-based performance additives to the ink market. Also, effective August 1, 1998, the company purchased the lubricants and fuel additives business (Adibis) of British Petroleum Company P.L.C. Annual revenues of Carroll Scientific are approximately $30 million and of Adibis are approximately $150 million. These acquisitions have been financed primarily through increased borrowings.

5. The company had $75 million in committed revolving credit facilities, which were unused at June 30, 1998, that would permit the company to borrow at or below the U.S. Prime rate. Effective July 1, 1998, these credit facilities were increased to $300 million, of which $150 million would permit the company to refinance short-term borrowings for a period beyond one year. Accordingly, the company continues to classify as long-term the $18.4 million of Marine Terminal Refinancing Bonds, whose bondholders have the right to put the bonds back to the company, and the amount of the commercial paper borrowings at each balance sheet date expected to remain outstanding for longer than 12 months.

6. The company has filed claims against Exxon Corporation and/or its affiliates relating to various commercial matters, including alleged infringements by Exxon of certain of the company's patents. These suits are pending in the United States (in Ohio), Canada and the United Kingdom.

     On April 23, 1998, the company reached a settlement with Exxon of a lawsuit pending in federal court in Ohio and received cash of $19 million. After deducting related expenses, this settlement increased pre tax income by $16.2 million for the three- and six-month periods ended June 30, 1998. Other lawsuits between the company and Exxon pending in the United States, Canada and the United Kingdom were not settled by this agreement.

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

                            THE LUBRIZOL CORPORATION
                            ========================

                   Notes to Consolidated Financial Statements
                   ------------------------------------------

                                  June 30, 1998


     In November 1996, a patent trial court in London declared a Lubrizol United Kingdom patent invalid, which patent was the subject of litigation brought by the company against Exxon in that country. Although the trial court decision did not involve any damage payments, the court awarded Exxon its recoverable legal costs in the case, as is customary under U.K. practice. Exxon originally filed with the court a request for legal costs of approximately $12.0 million. The company made a $3.0 million contingent payment to Exxon in July 1997, which was fully expensed in that year. On April 30, 1998, some, but not all, of the findings against the company were reversed and the percentage of Exxon's legal costs which are recoverable was reduced from 90 percent to 25 percent. The proceedings in this case are nearly completed. As a result of the actions taken on April 30, 1998, the company believes that the amount it will ultimately have to reimburse Exxon for its recoverable legal costs has been significantly reduced.

     A reasonable estimation of the company's potential recovery relating to the Exxon litigation referenced above can not be made at this time, and no recovery amounts have been recorded in the company's financial statements as of June 30, 1998.

7. In June 1997, the Financial Accounting Standards Board (FASB)issued SFAS 131 - Disclosures About Segments of an Enterprise and Related Information which becomes effective for the company in 1998. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. Under currently effective accounting standards, the company's operations are considered to be a single reportable segment. The company is currently evaluating SFAS 131 to determine what effect it will have on future financial statement disclosures.

     In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which becomes effective for the company no later than January 1, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be measured at fair value and recognized as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value of a derivative (that is gains or losses)depends on the intended use of the derivative and its resulting hedge designation. The company uses derivative financial instruments only to manage well-defined foreign currency and interest rate risks. The company does not use derivative financial interests for trading purposes. The company is currently evaluating the requirements of SFAS 133 but, based on its limited use of derivative financial instruments, believes SFAS 133 will not have a significant effect on the company's reported financial position or results of operations when adopted.

                            THE LUBRIZOL CORPORATION
                            ========================

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                -------------------------------------------------


RESULTS OF OPERATIONS
---------------------

The results of the second quarter and first half of 1998 reflect the impact of continuing market competition, and of the economic difficulties within Asia Pacific that began in the latter part of 1997. Revenues declined in the second quarter of 1998 compared with the strong second quarter of 1997, and led to lower revenues for the first half of 1998 compared with the first half of 1997. Profit margins were compressed as average selling prices declined while material costs remained relatively level. This, and a higher effective tax rate, were the principal factors leading to lower earnings in the second quarter and the first half of 1998 as compared with the same respective periods of 1997. These conditions are expected to continue in the second half of 1998 in addition to interest expense increasing as a result of higher borrowing levels. The company believes that earnings during the second half of 1998 are likely to be lower than the earnings during the second half of 1997. More detailed comments relating to the company's results of operations and financial position follow below.

Consolidated revenues decreased $27.6 million or 6% for the second quarter of 1998 compared with the second quarter of 1997 and decreased $16.2 million or 2% for the first half of 1998 compared with the first half of 1997. The primary factors causing the revenue decreases were lower average selling prices and, in the second quarter of 1998, lower volume. For the second quarter of 1998 compared with the second quarter of 1997, a 5% decrease in the average selling price and 3% lower sales volume more than offset the $7.3 million of additional revenues generated from acquisitions. The decline in average selling price for the first half was due 70% to lower product pricing and changing product mix and 30% to currency. For the first half of 1998 compared with the first half of 1997, a 6% decline in average selling price more than offset the 2% increase in sales volume and the $16.0 million contributed from acquisitions. The decline in average selling price for the first half was due 65% to lower product pricing and changing product mix and 35% to currency.

During the full year 1997, the company increased its global specialty chemical shipments by 17% over 1996, and by 29% into the Asia Pacific region. For the first half of 1998, sales volume increased 4% to North American customers and 3% to international customers. For the 1998 second quarter, sales volume increased 2% to North American customers but declined 6% to international customers. The continuing economic difficulties in certain countries within the Asia Pacific region, where approximately 20% of the company's revenues were earned in 1997, have had an accelerating, unfavorable effect on the company's 1998 results. The majority of the sales volume decline in the second quarter was attributable to the Asia Pacific region with revenues from Asia Pacific declining by $16 million or 19% in the 1998 second quarter and by $12 million or 8% in the 1998 first half as compared to the respective 1997 periods. In addition, a loss of market share in Latin America also unfavorably affected 1998 revenues.

Cost of sales for the three-and six-month periods ended June 30, 1998, reflect the change in shipment levels between the comparable periods as average raw material costs and total manufacturing costs were relatively level with the same comparative periods of 1997.

                            THE LUBRIZOL CORPORATION
                            ========================

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


Gross profit (sales less cost of sales) decreased $23.4 million or 16% for the second quarter of 1998, compared with the second quarter of 1997 and decreased $30.2 million or 11% for the first half of 1998 compared with the same 1997 period. The decrease in gross profit for each of the respective periods was primarily due to the decline in selling prices and, in the 1998 second quarter, was compounded by lower sales volume. The company's second quarter and first half comparisons were affected by the continuing economic difficulties within certain countries within Asia Pacific region, such as Indonesia, Singapore, Taiwan, and Korea. Although sales volume into this region was level for the comparative six-month periods, sales volume and margins declined by 15% and 23% respectively for the second quarter of 1998 compared with the second quarter of 1997. Acquisitions in the past year contributed $2.2 million and $5.2 million to gross profit in the respective three- and six-month periods ended June 30, 1998, but this was completely offset by unfavorable currency effects.

The gross profit percentage (net sales divided by cost of sales) of 31.1% in the second quarter of 1998 was slightly higher than that achieved in the first quarter of 1998, but declined significantly from the 34.6% earned during the strong 1997 second quarter. For the six months ended June 30, 1998, the gross profit percentage was 30.9%, slightly lower than the 31.4% earned in the second half of 1997, but significantly lower than the 34.0% earned in the first half of 1997.

Selling and administrative expenses increased by approximately 2% and 3%, respectively, when compared to the three- and six-month periods ended June 30, 1997. The increase in selling and administrative expenses was primarily due to the effect of new acquisitions and higher expenses related to the implementation of the new enterprise-wide management information system, partially offset by lower variable pay expense.

Research, testing and development expenses (technology expenses) in the second quarter of 1998 declined 3% from the second quarter of 1997 and, for the first half of 1998, was 1% below the first half of 1997. The company's technology expense during the first half of 1998 included costs related to new performance specifications for heavy-duty engine oils expected to become effective during 1998 as well as new performance specifications for passenger car engine oils expected to become effective during 2000.

Primarily as a result of the above factors, total costs and expenses for the three-and six- month periods ended June 30, 1998, increased by $23.2 million and $33.1 million, respectively, more than the change in consolidated revenues as compared with the same periods of 1997.

The company is involved in litigation with Exxon Corporation in various countries. On April 23, 1998, the company reached a settlement with Exxon of a lawsuit pending in federal court in Ohio and the company received cash of $19 million from Exxon. The pre-tax gain from this litigation settlement, net of related expenses, was $16.2 million, which contributed $.19 to consolidated earnings per share for the second quarter and first half periods of 1998. Other lawsuits between the company and Exxon pending in the United States, Canada and the United Kingdom were not settled by this agreement. Please refer to Note 6 to the financial statements for further discussion regarding the company's litigation with Exxon.

                            THE LUBRIZOL CORPORATION
                            ========================

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


The company transacts business in over 100 countries. As the U.S. dollar strengthens or weakens against other international currencies in which the company transacts business, the financial results of the company will be affected. The principal currencies, other than the U.S. dollar, in which the company transacts business are the French franc, German mark, British pound sterling and Japanese yen. As compared with exchange rates in effect during the respective 1997 second quarter and first half periods, currency fluctuations had an unfavorable effect of $.02 and $.04, respectively, on net income per share for the same 1998 periods.

The company increased its effective income tax rate for 1998 in the second quarter to reflect a shift among the various taxing jurisdictions in which the company's profits are earned, as well to adjust for higher than anticipated translation losses, which are not deductible for tax purposes, for those foreign entities whose functional currency is the U.S. Dollar. These factors, in addition to the impact of certain tax law changes enacted by France, the United States and the United Kingdom during the second half of 1997, caused the effective tax rate to increase to 36.8 % for the second quarter of 1998 and to 35.9% for the first half of 1998, as compared with 32.5% for each of the same respective periods of 1997. The higher effective tax rate in 1998 lowered earnings per share by $.04 and $.06, respectively, for the three- and six-month periods ended June 30, 1998, as compared to the respective 1997 periods.

Primarily as a result of the above factors, net income for the second quarter of 1998 was $40.0 million or $.71 per share as compared to $46.9 million or $.81 per share for the second quarter of 1998. For the first half of 1998 net income was $69.6 million or $1.23 per share as compared to $85.8 million or $1.47 per share for the first half of 1997. After excluding from 1998 the gain from the Exxon litigation settlement, net income in the second quarter of 1998 was $29.5 million, or 37% lower (36% on a per share basis) than the second quarter of 1997 and, for the first six months of 1998, was $59.1 million or 31% lower (29% on a per share basis) than the first half of 1997.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
------------------------------------------------

Cash provided from operating activities was $82.2 million for the first six months of 1998 as compared with $103.4 million for the first six months of 1997. The decrease in cash flow from operations was principally attributable to the decline in net income between the comparable periods. Working capital also increased in the first half of 1998 affecting operating cash flow for the period. This increase was largely due to the cyclical patterns of the business, but also due to an increase in inventories due to the lower than anticipated sales volume of the 1998 second quarter and a slowing in the collection of accounts receivable due from customers in North America.

Capital expenditures in the first half of 1998 were $47.6 million as compared with $43.9 million for same 1997 period and included $9.2 million and $10.0 million, respectively, related to the company's multi-year project to implement an enterprise-wide management information system. The company implemented the new enterprise-wide management information system in the United States in March 1998, and will continue to implement this system globally over the next two years. The return on this investment is expected to be realized, beginning in 1999, by reducing costs and delivering products and services more cost-effectively to the company's customers. Capital expenditures for the full year 1998 are expected to approximate the 1997 amount, which was $100 million.

                            THE LUBRIZOL CORPORATION
                            ========================

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


During the first quarter of 1998, the company completed two acquisitions aggregating $14.6 million. These acquisitions were not significant in relation to the company as a whole and were in the company's existing business areas of metalworking additives and coating additives.

The company maintains an active share repurchase program, and during the first half of 1998 repurchased 1,189,400 of its common shares for $42.4 million. The company currently plans to expend approximately $80 million for the full year 1998 in its share repurchase program. There were 3.5 million shares remaining under the company's repurchase authorization at June 30, 1998.

The company's net borrowings during the first half of 1998 totaled $20.4 million. This increase was attributable primarily to the continuation of the company's share repurchase program and financing of two acquisitions completed during the 1998 period. The company's debt as a percent of capitalization (shareholders' equity plus short-term and long-term debt) increased to 23% at June 30, 1998, as compared to 21% at December 31, 1997.

Primarily as a result of these activities and the payment of dividends, the balance of cash and short-term investments decreased $28.6 million at June 30, 1998 compared with December 31, 1997.

The company's financial position remains strong with a ratio of current assets to current liabilities of 2.4 to 1 at June 30, 1998, compared to 2.5 to 1 at December 31, 1997. Management believes the company's credit facilities, internally generated funds and ability to obtain additional financing will be sufficient to meet its future capital needs.

The company intends to continue to broaden its base in performance chemicals through focused acquisitions. On July 7, 1998, the company purchased Carroll Scientific, Inc., which specializes in the development and supply of varnish and wax-based performance additives to the ink market. Also, effective August 1, 1998, the company purchased the lubricants and fuel additives business (Adibis) of British Petroleum Company P.L.C. Annual revenues of Carroll Scientific are approximately $30 million and of Adibis are approximately $150 million. These acquisitions have been temporarily financed primarily through increased commercial paper borrowings.

The company intends to replace a significant portion of its commercial paper borrowings with long-term debt during the second half of 1998. On July 29, 1998, the company filed a shelf registration statement with the Securities and Exchange Commission to enable the company to publicly offer debt securities of up to $200 million in aggregate principal amount. The company intends to issue debt under this registration in the near term.

The company is focusing on actions to improve its operating results, including selected product and regional price increases, reductions in the operating cost structure and targeted acquisitions. The company is in the process of evaluating alternatives to lower the operating cost structure and developing a definitive action plan. The company believes it is reasonably likely that such an action plan will result in a restructuring charge being taken yet in 1998, but is unable to estimate at this time the potential amount of any such restructuring charge.

                            THE LUBRIZOL CORPORATION
                            ========================

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


The company relies on its computer-based management information systems, as well as computer-based systems used for other purposes, in conducting its normal business activities. Certain of these computer-based programs may not have been designed to function properly with respect to the application of dating systems relating to the Year 2000 and beyond. The company has designed a global "Year 2000" strategy covering each of its facilities so that all its computer-based systems, including process control, testing and laboratory equipment and embedded systems, will function without disruption with respect to dating system applications relating to the Year 2000.

Implementation of the new enterprise-wide management information system is a key component of the "Year 2000" strategy. In March 1998, the company implemented its new enterprise-wide management information system in the United States and will continue to implement this system globally over the next two years with implementation in Europe scheduled for mid-1999. In addition, the company is in the process of assessing the actions to be taken with respect to all of its other systems in order to avoid Year 2000-related disruptions. The company has substantially completed compiling and prioritizing all of its computer-based systems at each facility. It is currently in the process of developing site plans for remediation, testing and certification of such systems, including contingency plans. The company has targeted completion of all remedial activities, including testing and certification, by mid-1999. In addition, the company has surveyed entities critical to its business, such as suppliers and customers, for the purpose of obtaining assurance regarding their ability to operate their systems in the Year 2000.

Except for expenditures related to the new enterprise-wide management information system, the company is not yet able to estimate the total costs of conducting its Year 2000 remedial activities. However, based upon information developed to date, the company believes it has adequate liquidity and capital resources to fund all remediation activities, and that (except for those costs related to the new enterprise-wide management information system) the total costs of Year 2000 remediation activities will not be material to the company's results of operations or financial condition. The company expects to complete its Year 2000 activities within a time frame that will enable its computer-based systems to function without significant disruption in the Year 2000.

CAUTIONARY STATEMENT FOR SAFE HARBOR PURPOSES
---------------------------------------------

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

                            THE LUBRIZOL CORPORATION
                            ========================

Item 3.       Quantitative and Qualitative Disclosures About Market Risk
              ----------------------------------------------------------

              Not Applicable.


                           PART II. OTHER INFORMATION
                           --------------------------

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              The Annual Meeting of Shareholders of the Corporation was held April 27, 1998. The following matters were voted on by the shareholders:

              1.    Election of directors:

                    (a) Gordon D. Harnett. The vote was 52,248,767 shares for and 493,828 shares to withhold authority.

                    (b) Victoria F. Haynes. The vote was 52,346,295 shares for and 396,300 shares to withhold authority.

                    (c) William P. Madar. The vote was 52,374,003 shares for and 368,592 shares to withhold authority.

                    (d) M. Thomas Moore. The vote was 52,364,657 shares for and 377,938 shares to withhold authority.

              2. A proposal to confirm the appointment of Deloitte & Touche LLP as independent auditors. The vote was 52,590,589 shares for; 68,496 shares against; and 83,510 shares abstaining.

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

              (a)   Exhibits

                    (27)  Financial Data Schedule

              (b)   Reports on Form 8-K

                    There were no reports on Form 8-K filed during the quarter ended June 30, 1998.


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

Date:  August 13, 1998