Form 10-Q
period 1998-09-30
LUBRIZOL CORP
filed 1998-11-12
CIK 60751

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                    Yes   [ X ]         No   [   ]

Number of the registrant's common shares, without par value, outstanding, as of October 31, 1998 55,122,204

                          PART I. FINANCIAL INFORMATION

                           Item 1 Financial Statements

                            THE LUBRIZOL CORPORATION
                            ========================

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------
                                                                      September 30           December 31
(In Thousands of Dollars)                                                 1998                  1997
-------------------------------------------------------------------------------------------------------------
ASSETS
Cash and short-term investments.......................                       $ 65,484               $ 86,504
Receivables...........................................                        318,917                273,505
Inventories:
  Finished products...................................                        115,337                 94,010
  Products in process.................................                         74,830                 67,246
  Raw materials.......................................                         85,065                 81,079
  Supplies and engine test parts......................                         19,245                 17,783
                                                                           ----------             ----------
                                                                              294,477                260,118
                                                                           ----------             ----------
Other current assets..................................                         29,033                 36,949
                                                                           ----------             ----------
                    Total current assets..............                        707,911                657,076
Property and equipment - net..........................                        711,858                692,677
Investments in nonconsolidated companies..............                         25,697                 25,904
Goodwill and intangible assets - net..................                        170,766                 58,066
Other assets..........................................                         31,529                 28,569
                                                                           ----------             ----------
                         TOTAL........................                     $1,647,761             $1,462,292
                                                                           ===========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt and current portion of long-term debt.                      $ 104,580               $ 38,095
Accounts payable......................................                        123,782                127,347
Income taxes and other current liabilities............                         96,339                 96,488
                                                                           ----------             ----------
                    Total current liabilities.........                        324,701                261,930
Long-term debt........................................                        301,104                182,165
Postretirement health care obligation.................                        106,400                105,962
Noncurrent liabilities................................                         45,179                 42,878
Deferred income taxes.................................                         55,410                 53,909
                                                                           ----------             ----------
                    Total liabilities.................                        832,794                646,844
                                                                           ----------             ----------
Contingencies and commitments
Shareholders' equity:
  Preferred stock without par value - authorized and unissued:
      Serial Preferred Stock - 2,000,000 shares
      Serial Preference Shares - 25,000,000 shares
  Common Shares without par value:
    Authorized 120,000,000 shares
    Outstanding - 55,232,004 shares as of September 30,
      1998 after deducting 30,963,890 treasury shares,
      56,966,894 shares as of December 31,
      1997 after deducting 29,229,000 treasury shares.                         83,434                 82,669
  Retained earnings...................................                        758,473                773,184
  Accumulated other comprehensive income (loss).......                        (26,940)               (40,405)
                                                                           ----------             ----------
                    Total shareholders' equity........                        814,967                815,448
                                                                           ----------             ----------
                         TOTAL........................                     $1,647,761             $1,462,292
                                                                           ===========            ==========


Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                            ========================

CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------------------------------------------------------------------
                                               Third Quarter                   Nine Months
                                            Ended September 30             Ended September 30
                                      ------------------------------------------------------------
(In Thousands Except Per Share Data)       1998            1997            1998             1997
---------------------------------------------------------------------------------------------------
Net sales .........................    $   403,262     $   426,824     $ 1,208,322     $ 1,247,129
Royalties and other revenues ......            782             912           2,054           3,137
                                       -----------     -----------     -----------     -----------
          Total revenues ..........        404,044         427,736       1,210,376       1,250,266
Cost of sales .....................        283,010         290,284         839,062         831,404
Selling and administrative expenses         45,042          43,259         130,062         125,603
Research, testing and development
  expenses ........................         40,328          36,772         110,700         107,861
                                       -----------     -----------     -----------     -----------
          Total cost and expenses .        368,380         370,315       1,079,824       1,064,868
Gain from litigation settlement ...                                         16,201
Other income (expense) - net ......         (1,714)          2,749             (51)          5,085
Interest income ...................          1,272           1,307           4,003           3,081
Interest expense ..................         (5,447)         (2,840)        (12,385)         (7,873)
                                       -----------     -----------     -----------     -----------
Income before income taxes ........         29,775          58,637         138,320         185,691
Provision for income taxes ........         13,161          19,985          52,075          61,278
                                       -----------     -----------     -----------     -----------
Net income ........................    $    16,614     $    38,652     $    86,245     $   124,413
                                       ===========     ===========     ===========     ===========
Net income per share ..............    $      0.30     $      0.67     $      1.53     $      2.14
                                       ===========     ===========     ===========     ===========
Net income per diluted share ......    $      0.30     $      0.66     $      1.53     $      2.13
                                       ===========     ===========     ===========     ===========
Dividends per share ...............    $      0.26     $      0.25     $      0.78     $      0.75
                                       ===========     ===========     ===========     ===========
Average common shares outstanding .         55,625          57,620          56,265          58,078


Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                            ========================

CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------
                                                                           Nine Months Ended
                                                                                September 30
                                                                       ----------------------------
(In Thousands of Dollars)                                                  1998        1997
----------------------------------------------------------------------------------------------------
Cash provided from (used for):
Operating activities:
Net income ........................................................    $  86,245     $ 124,413
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation and amortization .................................       66,944        63,716
    Deferred income taxes .........................................        4,678           742
    Equity earnings, net of distributions .........................       (1,706)       (3,409)
    Change in current assets and liabilities - net of acquisitions:
      Receivables .................................................       (6,609)      (55,528)
      Inventories .................................................      (12,871)       (9,454)
      Accounts payable and accrued expenses .......................      (31,387)       61,968
      Other current assets ........................................        3,765        10,039
    Other items - net .............................................        1,096        (6,101)
                                                                       ---------     ---------
          Total operating activities ..............................      110,155       186,386
Investing activities:
  Capital expenditures ............................................      (68,320)      (72,218)
  Proceeds from sale of investments ...............................                     12,117
  Acquisitions and investments in nonconsolidated
    companies .....................................................     (149,485)      (22,885)
  Other - net .....................................................        2,493         5,789
                                                                       ---------     ---------
          Total investing activities ..............................     (215,312)      (77,197)
Financing activities:
  Short-term borrowing ............................................      183,516        13,517
  Long-term borrowing .............................................        2,762         5,572
  Long-term repayments ............................................       (2,147)       (2,864)
  Dividends paid ..................................................      (43,924)      (43,636)
  Common shares purchased, net of options exercised ...............      (56,267)      (43,709)
                                                                       ---------     ---------
          Total financing activities ..............................       83,940       (71,120)
Effect of exchange rate changes on cash ...........................          197          (946)
                                                                       ---------     ---------
Net increase (decrease) in cash and short-term
  investments .....................................................      (21,020)       37,123
Cash and short-term investments at the beginning
  of period .......................................................       86,504        55,073
                                                                       ---------     ---------
Cash and short-term investments at end of period ..................    $  65,484     $  92,196
                                                                       =========     =========


Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                            ========================

                   Notes to Consolidated Financial Statements

                               September 30, 1998


1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and December 31, 1997, and the results of operations and cash flows for the applicable periods ended September 30, 1998 and 1997.

2. Net income per share is computed by dividing net income by average common shares outstanding during the period. Net income per diluted share, includes the dilution effect resulting from outstanding stock options and stock awards.

     Per share amounts are computed as follows:

                                      Three Months Ended    Nine Months Ended
                                        September 30         September 30
                                    --------------------    --------------------
                                      1998        1997        1998      1997
                                    --------    --------    --------    --------
   Numerator:
  Net income available to
    common shareholders ........    $ 16,614    $ 38,652    $ 86,245    $124,413
                                    ========    ========    ========    ========

Denominator:
  Weighted average common
    shares outstanding .........      55,625      57,620      56,265      58,078

  Dilutive effect of stock
    options and awards .........          68         598         219         365
                                    --------    --------    --------    --------

Denominator for net income
  per share, diluted ...........      55,693      58,218      56,484      58,443
                                    ========    ========    ========    ========

Net income per share ...........    $    .30    $    .67    $   1.53    $   2.14
                                    ========    ========    ========    ========

Net income per diluted
  share ........................    $    .30    $    .66    $   1.53    $   2.13
                                    ========    ========    ========    ========

3. The company elected to adopt early SFAS 130 - Reporting Comprehensive Income for its fiscal year ended December 31, 1997. Total comprehensive income for the three- and nine-month periods ended September 30, 1998 and 1997 is comprised as follows:

                                Three Months Ended        Nine Months Ended
                                   September 30               September 30
                              ----------------------     ----------------------
                                1998          1997         1998          1997
                              ---------    ---------     ---------    ---------

Net income ...............    $  16,614    $  38,652     $  86,245    $ 124,413
Other comprehensive
  income (loss) ..........       16,964       (7,571)       13,465      (32,754)
                              ---------    ---------     ---------    ---------

Total comprehensive income    $  33,578    $  31,081     $  99,710    $  91,659
                              =========    =========     =========    =========

     Other comprehensive income (loss) in each of the periods above is comprised solely of foreign currency translation adjustments, net of related tax effects.

                           THE LUBRIZOL CORPORATION
                           ========================

                  Notes to Consolidated Financial Statements

                              September 30, 1998


4. On July 7, 1998, the company purchased Carroll Scientific, Inc., which specializes in the development and supply of varnish and wax-based performance additives to the ink market. Also, effective August 1, 1998, the company purchased Adibis, the lubricants and fuel additives business of British Petroleum Company P.L.C. During 1997, the annual revenues of Carroll Scientific were approximately $30 million and of Adibis were approximately $150 million. The aggregate purchase price of these acquisitions was approximately $135 million, of which $103 million was assigned to goodwill and intangible assets. Amortization of goodwill and intangible assets is on a straight-line basis over periods approximating 15 years. The company has engaged an independent appraiser to determine the fair value of the intangible assets acquired related to the Adibis transaction, including the amount to be assigned to in-process research and development. A final determination of the fair value to be assigned to the intangible assets will be made during the fourth quarter of 1998. Any portion of the purchase price allocated to in-process research and development will be written off in the fourth quarter of 1998 and such amount may be material to the company's operating results for the fourth quarter. These acquisitions were temporarily financed primarily through increased commercial paper borrowings.

5. The company anticipates replacing a significant portion of its outstanding commercial paper borrowings with a long-term debt issuance prior to December 31, 1998. On July 29, 1998, the company filed a shelf registration statement with the Securities and Exchange Commission to enable the company to offer public debt securities of up to $200 million in aggregate principal amount. The company has entered into several Treasury rate lock agreements, having an aggregate notional amount of $160 million, to hedge its exposure to changes in interest rates relative to this anticipated debt issuance. Any realized gains or losses under these agreements will be deferred and amortized as a component of interest expense over the life of the debt issue being anticipated. Unrealized gains or losses under these agreements are not immediately recognized in income unless the anticipated debt issuance is not completed or becomes probable of not being completed. The company would have paid approximately $11.8 million if it had terminated these Treasury rate lock agreements at September 30, 1998. Unrealized losses related to these agreements have not been recorded in the company's financial statements.

6. Effective July 1, 1998, the company increased its committed revolving credit facilities from $75 million to $300 million, of which $150 million would permit the company to refinance short-term borrowings for a period beyond one year. These credit facilities, under which the company may borrow at or below the U.S. prime rate, were unused at September 30, 1998. As permitted by these and previously existing facilities, the company classified as long-term debt at September 30, 1998 and December 31, 1997, respectively, $150 million and $75 million of debt that, by its terms or conditions, would otherwise be classified as short-term debt.

                            THE LUBRIZOL CORPORATION
                            ========================

                   Notes to Consolidated Financial Statements

                               September 30, 1998


7. The company has filed claims against Exxon Corporation and/or its affiliates relating to various commercial matters, including alleged infringements by Exxon of certain of the company's patents.
     These suits are pending in the United States (in Ohio) and Canada.

     On April 23, 1998, the company reached a settlement with Exxon of a lawsuit pending in federal court in Ohio and received cash of $19 million. After deducting related expenses, this settlement increased pre tax income by $16.2 million for the nine-month period ended September 30, 1998. Other lawsuits between the company and Exxon pending in the United States, Canada and the United Kingdom were not settled by this agreement.

     The company has prevailed in a case brought in Canada against Exxon's Canadian affiliate, Imperial Oil, Ltd., for infringement of the company's patent pertaining to dispersants, the largest additive component used in motor oils. A 1990 trial court verdict in favor of the company regarding the issue of liability was upheld by the Federal Court of Appeals of Canada in December 1992, and in October 1993, the Supreme Court of Canada dismissed Imperial Oil's appeal of the Court of Appeals' decision. The case has been returned to the trial court for an assessment of compensation damages, but no date has been set for a determination of such damages. In October 1994, the trial court judge determined that Imperial Oil had violated an earlier injunction for the manufacture or sale of the dispersant that is the subject of this case. The determination of penalty damages, if any, on account of this violation will be made after the court has determined the compensation damages for patent infringement.

     In November 1996, a patent trial court in London declared a Lubrizol United Kingdom patent invalid, which patent was the subject of litigation brought by the company against Exxon in that country. Although the trial court decision did not involve any damage payments, the court awarded Exxon its recoverable legal costs in the case, as is customary under U.K. practice. Exxon originally filed with the court a request for legal costs of approximately $12.0 million. The company made a $3.0 million contingent payment to Exxon in July 1997, which was fully expensed in that year. On April 30, 1998, some, but not all, of the findings against the company were reversed and the percentage of Exxon's legal costs which are recoverable was reduced from 90 percent to 25 percent. The proceedings in this case are completed except for the final determination of Exxon's recoverable legal costs. The company presently believes it will not be required to make any further payments to Exxon for this matter.

     A reasonable estimation of the company's potential recovery relating to the Exxon litigation referenced above can not be made at this time, and no amounts that may be recovered in the future have been recorded in the company's financial statements as of September 30, 1998.

                            THE LUBRIZOL CORPORATION
                            ========================

                   Notes to Consolidated Financial Statements

                               September 30, 1998


8. In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS 131 - Disclosures About Segments of an Enterprise and Related Information. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. Under currently effective accounting standards, the company's operations are considered to be a single reportable segment. Applying SFAS 131, the company believes it will have two reportable segments: Chemicals for Transportation and Chemicals for Industry. Chemicals for Transportation would likely be comprised of the specialty additive packages used in finished lubricants such as gasoline and diesel engine lubricating oils, automatic transmission fluids, gear oils, marine and tractor lubricants and fuel products. Chemicals for Industry would likely include industrial fluids, coatings and ink additives, specialty monomers, process chemicals, synthetic refrigerant compressor lubricants and performance systems, including fluid metering devices and particulate emission trap devices. The company will adopt SFAS 131 for its financial statement disclosures in its annual report for the year ending December 31, 1998.

      In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which becomes effective for the company no later than January 1, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be measured at fair value and recognized as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value of a derivative (that is gains or losses) depends on the intended use of the derivative and its resulting hedge designation. The company uses derivative financial instruments only to manage well-defined foreign currency and interest rate risks. The company does not use derivative financial interests for trading purposes. The company is currently evaluating the requirements of SFAS 133 but, based on its limited use of derivative financial instruments, believes SFAS 133 will not have a significant effect on the company's reported financial position or results of operations when adopted.

                            THE LUBRIZOL CORPORATION
                            ========================

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS

The continuing weak business environment of the lubricant additives industry and poor economic conditions in Asia Pacific and Latin America negatively impacted the results for third quarter and nine-month periods ended September 30, 1998. Despite acquisitions contributing 7% and 4%, respectively, to revenues for the three- and nine-month periods ended September 30, 1998, revenues declined 6% for the third quarter and 3% for the nine months as compared with the respective 1997 periods. Lower average selling prices combined with relatively level material costs have compressed profit margins. In addition, lower other income, higher interest expense and a higher effective tax rate contributed to earnings being significantly lower for the three- and nine-month periods ended September 30, 1998, as compared with the respective periods of 1997. More detailed comments relating to the company's results of operations and financial position follow below.

Consolidated revenues decreased $23.7 million or 6% for the third quarter of 1998 compared with the third quarter of 1997 and decreased $39.9 million or 3% for the first nine months of 1998 compared with the same 1997 period. The primary factors causing the revenue decreases in each of the periods were lower average selling prices and lower volume. For the third quarter of 1998 compared with the third quarter of 1997, the average selling price declined 5% and sales volume declined 4%. Without acquisitions, which added $29.4 million to revenues, third quarter 1998 sales volume would have declined 8%. The decrease in average selling price for the third quarter was due 75% to lower product pricing and changing product mix, including Adibis, and 25% to currency. For the first nine months of 1998 compared with the same 1997 period, the average selling price declined 5% and sales volume increased 1%. Without acquisitions, which added $45.2 million to revenues during the nine-month 1998 period, sales volume would have declined 1%. The decline in average selling price for the comparable 1998 and 1997 nine-month periods was due 66% to lower product pricing and changing product mix, including Adibis, and 34% to currency.

The slowing of lubricant additive demand in virtually all geographic areas during the first nine months of 1998 and the current economic conditions in Asia Pacific will cause difficult comparisons against 1997, a year in which the company achieved record revenues and sales volume. For the full year 1997, the company increased its global specialty chemical shipments by 17% over 1996, as shipments to North American customers rose 14% and shipments to international customers grew 18%, including a 29% increase to customers in the Asia Pacific region. However, for the first nine months of 1998 compared with the same period of 1997, sales volume (excluding acquisitions) increased only 2% to North American customers and declined 3% to international customers. For the 1998 third quarter, sales volume (excluding acquisitions) decreased 3% to North American customers and declined 12% to international customers.

The continuing economic difficulties in certain countries within the Asia Pacific region have had an accelerating, unfavorable effect on the company's 1998 results. Approximately 20% of the company's 1997 revenues were generated from sales to customers in Asia Pacific. Manufacturing of products shipped to customers in Asia Pacific is primarily from production facilities in the United States. Sales volume to Asia Pacific customers during the first half of 1998 declined by only 1% as compared with the first half of 1997, but declined by 28% in the 1998 third quarter as compared to the same 1997 quarter. Lower sales volume into Asia Pacific was the dominant reason that overall sales volume declined in the 1998 third quarter. Revenues from Asia Pacific declined by $28

                            THE LUBRIZOL CORPORATION
                            =========================

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


million or 33% in the 1998 third quarter and by $40 million or 17% in the first nine months of 1998 as compared with the respective 1997 periods.

Cost of sales for the three- and nine-month periods ended September 30, 1998, primarily reflect the change in shipment levels from the comparable periods of 1997 as average raw material unit costs and total manufacturing unit costs were relatively level with such 1997 periods.

Gross profit (net sales less cost of sales) for the three- and nine-month periods ended September 30, 1998 was below that earned in the respective periods of 1997, despite recent acquisitions. Gross profit decreased $16.3 million or 12% ($22.8 million or 17%, excluding acquisitions) for the third quarter of 1998, compared with the third quarter of 1997. It decreased $46.5 million or 11% ($58.0 million or 14%, excluding acquisitions) for the first nine months of 1998 compared with the same 1997 period. The decrease in gross profit for each of the respective periods was primarily due to the decline in selling prices and, in the 1998 third quarter, also due to lower sales volume as previously discussed. The incremental gross profit contributed by acquisitions made over the past year was mitigated by unfavorable currency effects of $2.6 million and $8.2 million for the respective three- and nine-month periods ended September 30, 1998.

The gross profit percentage (gross profit divided by net sales) of 29.8% in the third quarter of 1998 was slightly lower than that achieved in each of the first two quarters of 1998, and below the 32.0% earned during the 1997 third quarter. For the nine months ended September 30, 1998, the gross profit percentage was 30.6%, lower than the 31.4% earned during the second half of 1997 and lower than the 33.3% earned during the first nine months of 1997.

In September 1998, the company announced a general price increase for its products sold in North America, Europe and parts of Asia Pacific. This is the first general price increase the company has introduced since early 1995. Although the increases are scheduled to go into effect at various times during the fourth quarter, these increases are not expected to have a noticeable affect on revenues during the fourth quarter of 1998. Discussions with customers are continuing and it is too early to determine the precise timing and amount of impact that this general price increase will have on 1999 revenues.

Selling and administrative expenses increased by approximately 4% for both the three- and nine-month periods ended September 30, 1998 compared with the same 1997 periods. Recent acquisitions contributed to this increase, as selling and administrative expenses would have declined by 2% for the third quarter and 1% for the nine months, after excluding acquisitions. Selling and administrative expenses for the 1998 nine-month period reflect increased spending of approximately $10.1 million related to the implementation of the new management information system, but this was offset by lower litigation expenses and lower variable pay expense.

Research, testing and development expenses (technology expenses) in the third quarter of 1998 increased 10% over the third quarter of 1997. Approximately one-half of this increase was related to new performance specifications for heavy-duty engine oils to become effective during 1998 as well as new performance specifications for passenger car engine oils expected to become effective during 2000. Recent acquisitions accounted for the remainder of the increase in technical expense for the third quarter. For the first nine months of 1998, technology expenses were 3%

                            THE LUBRIZOL CORPORATION
                            =========================

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------

higher than the same 1997 period, but excluding acquisitions would have been flat.

Primarily as a result of the above factors, the change in revenues together with the change in total costs and expenses unfavorably affected the company's pre-tax profits by $21.8 million and by $54.9 million, respectively, for the three- and nine-month periods ended September 30, 1998, as compared with the same 1997 periods.

The change in other income (expense) unfavorably affected pre-tax income by $4.5 million and $5.1 million, respectively, for the three- and nine-month periods ended September 30, 1998 as compared with the same 1997 periods. This unfavorable change, most of which occurred during the third quarter, was primarily due to higher currency translation and transaction losses, a greater amount of goodwill amortization and lower equity earnings from joint venture companies.

Interest expense increased $2.6 and $4.5 million, respectively, for the three- and nine-month periods ended September 30, 1998 as compared with the same 1997 periods. The higher interest expense reflects the significantly higher borrowings necessitated by acquisition activities.

The company is involved in litigation with Exxon Corporation in various countries. On April 23, 1998, the company reached a settlement with Exxon of a lawsuit pending in federal court in Ohio and the company received cash of $19 million from Exxon. The pre-tax gain from this litigation settlement, net of related expenses, was $16.2 million, which contributed $.19 to consolidated earnings per share for the second quarter and first nine months of 1998. Other lawsuits between the company and Exxon pending in the United States and Canada were not settled by this agreement. Refer to Note 7 to the financial statements for further discussion regarding the company's litigation with Exxon.

The company transacts business in over 100 countries. As the U.S. dollar strengthens or weakens against other international currencies in which the company transacts business, the financial results of the company will be affected. The principal currencies, other than the U.S. dollar, in which the company transacts business are the French franc, German mark, British pound sterling and Japanese yen. Currency fluctuations had an unfavorable effect on net income per share of $.04 and $.07, respectively, for the 1998 third quarter and nine-month periods as compared with exchange rates in effect during the respective 1997 periods.

In the third quarter of 1998, the company retroactively increased its annual effective tax rate (ETR) to 38%, which disproportionately affected the ETR for the third quarter. This followed an increase in the annual ETR from 34.5% to 36% in the second quarter of 1998. The ETR was 44% and 34%, respectively, for the 1998 and 1997 third quarter periods and was 38% and 33%, respectively, for the 1998 and 1997 nine-month periods. The higher effective tax rate in 1998 lowered earnings per share by $.05 and $.11, respectively, for the three- and nine-month periods ended September 30, 1998, as compared with the respective 1997 periods.

                            THE LUBRIZOL CORPORATION
                            ========================

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


The increase in the 1998 ETR made in the 1998 third quarter is attributable primarily to increasing non-tax deductible translation losses for the company's foreign subsidiaries utilizing the U.S. dollar as its functional currency. In addition, the 1998 ETR was increased to 38% from 33% in 1997 to reflect an anticipated shift in earnings among the various taxing jurisdictions in which the company operates and the impact of certain tax law changes enacted by France, the United States and the United Kingdom during the second half of 1997.

Primarily as a result of the above factors, net income for the third quarter of 1998 was $16.6 million or $.30 per share as compared to $38.7 million or $.67 per share for the third quarter of 1997. For the 1998 nine-month period net income was $86.2 million or $1.53 per share as compared to $124.4 million or $2.14 per share for the 1997 nine-month period. After excluding from 1998 the gain from the Exxon litigation settlement that was recognized in the second quarter, net income for the first nine months of 1998, was $75.7 million or $1.34 per share.


WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
------------------------------------------------

Cash provided from operating activities was $110.2 million for the first nine months of 1998 as compared with $186.4 million for the first nine months of 1997. Approximately three-fourths of the $76.2 million decline in cash flow from operations was due to lower net income earned and the timing of income tax payments during the comparable periods. Working capital increased during 1998, which also affected operating cash flow for the period. The company carried higher inventory balances for strategic reasons to help ensure meeting customer delivery targets as the company stabilized under its new management information system and in anticipation of forward buying resulting from the company's announced price increase. The inventory levels also were affected by lower than anticipated sales volumes in the third quarter of 1998. In addition, the company has experienced a slowing in the collection of its trade receivables due from customers, primarily in North America. The company is taking actions during the fourth quarter to lower its working capital.

Capital expenditures in the first nine months of 1998 were $68.3 million as compared with $72.2 million for same 1997 period and included $12.4 million and $18.7 million, respectively, related to the company's multi-year project to implement an enterprise-wide management information system. The company implemented the new enterprise-wide management information system in the United States in March 1998, and will continue to implement this system globally over the next two years. The return on this investment is expected to be realized, beginning in 1999, by reducing costs and delivering products and services more cost-effectively to the company's customers. Capital expenditures for the full year 1998 are expected to be slightly lower than the 1997 amount, which was $100 million.

During 1998, the company completed two acquisitions in the first quarter and two acquisitions in the third quarter. Cash expended for these acquisitions aggregated $149.5 million, of which $134.9 million was spent in the third quarter of 1998. The acquisitions were in the company's existing business areas of lubricant additives, metal working additives and coating additives and broaden the company's base in performance chemicals.

                            THE LUBRIZOL CORPORATION
                            =========================

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------



The company maintains a share repurchase program, and during the first nine months of 1998 repurchased approximately 1,847,000 of its common shares for $60 million. The company currently plans to expend approximately $20 million during the 1998 fourth quarter to repurchase its shares. There were 2.9 million shares remaining under the company's repurchase authorization at September 30, 1998.

The company's net borrowings during the first nine months of 1998 totaled $184.1 million, of which $163.7 million occurred during the third quarter. This increase primarily was through commercial paper borrowings incurred to finance the 1998 acquisitions and continue the company's share repurchase program. The company intends to replace a significant portion of the outstanding commercial paper borrowings with long-term debt prior to December 31, 1998 (see Note 5 to the financial statements). The company's debt as a percent of total capitalization (shareholders' equity plus short-term and long-term debt) increased to 33% at September 30, 1998, as compared to 21% at December 31, 1997.

Primarily as a result of these activities and the payment of dividends, the balance of cash and short-term investments decreased $21.0 million at September 30, 1998 compared with December 31, 1997.

The company's financial position remains strong with a ratio of current assets to current liabilities of 2.2 to 1 at September 30, 1998, compared to 2.5 to 1 at December 31, 1997. Management believes the company's existing credit facilities, internally generated funds and ability to obtain additional financing will be sufficient to meet its future capital needs.

COST REDUCTION PROGRAM
----------------------

Over the past three years, the company has made progress on its strategies to grow its revenues, improve its cost structure and expand into new market areas. Market share has been increased, costs have been lowered, acquisitions to broaden business areas have been completed and, recently, steps have been taken to increase the selling prices of the company's products. Unfortunately, these steps are not enough given the present conditions within the lubricant additives industry.

The global market growth rate for lubricant additives, which the company estimated in 1997 as approximately 1% per year, has slowed at a time when the requirement for investment to meet new performance specifications is accelerating. The poor economic environment in Asia Pacific and Latin America, which prior to 1998 were the faster growing markets, along with industry market forces, such as improved engine design, longer drain intervals and product specification changes, suggest that higher growth rates for lubricant additives are not likely to return. The effects from these conditions have been declining shipment volumes, industry overcapacity and increased consolidation among both customers and additive producers. This has also resulted in a decline in the financial returns on the assets invested in this business.

In response to these market and industry conditions, the company will initiate a series of steps to reduce costs and improve its worldwide operating structure over the next two years. These steps, which will occur in two phases, will include reorganization of the company's commercial structure, changes in work processes using the company's new globally integrated management information system, the shutdown of production units and consolidation of facilities and offices.

                            THE LUBRIZOL CORPORATION
                            ========================

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------

In the first phase, the company will be reducing primarily selling, general, administrative and testing expenses, which will result in staff reductions of approximately 6 percent, or 250 employees, by the end of the first quarter of 1999. During this phase, the company will implement a new commercial structure for its chemicals for transportation business and for a portion of its chemicals for industry business. It will also consolidate certain sales offices and testing functions. At the same time, the company will be continuing the rapid consolidation of its recently acquired Adibis additives business. Savings from these steps are estimated to be $26 million per year beginning in 1999. The company anticipates a special charge of approximately $32 million in the fourth quarter of 1998 to cover both the costs associated with these steps and the write-off of in-process research and development acquired from Adibis. The company has not made a final determination of the amount to be assigned to in-process research and development. The amount of the special charge in the fourth quarter of 1998 may be higher than $32 million depending on the amount assigned to in-process research and development.

The second phase is focused on lowering costs and improving efficiency in production and distribution activities. The company will continue to reduce its number of intermediate components and product platforms, which will enable the number of its production units to be reduced by an additional 20 percent over a two-year period. This will occur through the shutdown of certain production units and facilities worldwide. During this phase, the company will complete installation of its new globally integrated management information system and implement a shared service structure in Europe. A further 5 percent reduction in employee staffing is expected to result from these steps. Additional charges are anticipated over the next two years related to the costs of facility write-downs and employee separations. However, specific actions must be further developed before the company is able to reasonably estimate the amounts of these expected charges. Such charges may be material to the operating results of the company for the period(s) in which they are recognized.

YEAR 2000 MATTERS
-----------------

The company relies on its computer-based management information systems, as well as computer-based systems used for other purposes, in conducting its normal business activities. Certain of these computer-based programs may not have been designed to function properly with respect to the application of dating systems relating to the Year 2000 and beyond. The company has developed a global "Year 2000" strategy covering each of its facilities designed to minimize Year 2000 disruptions to its computer-based systems, including business information systems and process control, testing and laboratory equipment and embedded systems.

Implementation of the new enterprise-wide management information system is a key component for addressing business information systems in the company's "Year 2000" compliance strategy. In March 1998, the company implemented its new enterprise-wide management information system in the United States and will continue to implement this system globally over the next two years, with implementation in Europe scheduled for mid-1999. The company believes that implementation of such systems permits it to avoid approximately 80% of the remediation activities that otherwise would have been required. Although the implementation date for the global enterprise-wide management system at a number of company facilities outside of the United States and Europe is anticipated to be after January 1, 2000, the company has developed Year 2000 compliance plans to address business information systems at those facilities.

                            THE LUBRIZOL CORPORATION
                            ========================

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


In addition, the company has substantially completed its assessment of the actions necessary with respect to all of its other date-based computer systems in order to minimize Year 2000-related disruptions. The company has completed compiling, categorizing as between critical and non-critical and prioritizing all of its date-based computer systems at each of its facilities. Plans for remediation, testing and certification of such systems have been developed for each site and are in the process of being implemented. Contingency plans are in the process of being developed.

The company has also surveyed suppliers critical to its business for the purpose of obtaining assurance regarding their ability to properly operate their systems in the Year 2000. The company will begin surveying customers for this same purpose during the first quarter of 1999. The company has targeted completion of all remedial activities, including testing and certification, by mid-1999. However, the company has no contractual or other right to compel its suppliers or customers to be Year 2000 compliant.

In addition to expenditures related to the implementation of the new enterprise-wide management information system, the company estimates the total costs of conducting its Year 2000 remedial activities will approximate $10 million. The company expects to complete its Year 2000 activities within a time frame that will enable its computer-based systems to function without significant disruption in the Year 2000. If the company's contingency plans are not adequate or its suppliers or customers fail to remedy their own Year 2000 matters, the company's results of operations and financial condition may be materially adversely affected.


CAUTIONARY STATEMENT FOR SAFE HARBOR PURPOSES
---------------------------------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to the company's operations and business environment that could cause actual results of the company to differ materially from those matters expressed in or implied by such forward-looking statements. All of such uncertainties and factors are difficult to predict and many are beyond the control of the company. The company identified certain, but not necessarily all, of these uncertainties and factors in its MD&A contained on pages 21 - 22 of its 1997 Annual Report to its shareholders, to which reference is made and which are incorporated by reference herein.

                            THE LUBRIZOL CORPORATION
                            ========================


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         -----------------------------------------------------------

         Not Applicable.


                           PART II. OTHER INFORMATION
                           --------------------------

Item 5.  Other Information
         -----------------

         The deadline for shareholders to submit proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 for inclusion in the company's proxy statement for its 1999 Annual Meeting of Shareholders is November 18, 1998. Any proposals submitted other than pursuant to Rule 14a-8 must be received by the company no later than February 25, 1999 or such proposals will be considered untimely, in which case the company's proxy for its 1999 Annual Meeting of Shareholders may confer discretionary voting authority regarding such matters.



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibits

               (27)  Financial Data Schedule

         (b)   Reports on Form 8-K

         There were no reports on Form 8-K filed during the Quarter ended September 30, 1998.


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

Date:  November 12, 1998