Form 10-K405
period 1998-12-31
LUBRIZOL CORP
filed 1999-03-24
CIK 60751

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value (on basis of closing sale price) of voting stock held by nonaffiliates as of March 5, 1999 $1,058,178,345

         Number of the registrant's Common Shares, without par value, outstanding as of March 5, 1999 55,548,676

                       Documents Incorporated By Reference
                       -----------------------------------

         Portions of the registrant's 1998 Annual Report to its shareholders (Incorporated into Part I and II of this Form 10-K)

         Portions of the registrant's Proxy Statement dated March 17, 1999 (Incorporated into Part III of this Form 10-K)

                                     PART I
                                     ------

ITEM 1.  BUSINESS

                  The Lubrizol Corporation was organized under the laws of Ohio in 1928. The company began business as a compounder of special-purpose lubricants, and in the early 1930's was among the first to commence research in the field of lubricant additives. Today, the company is a full-service supplier of performance chemicals to diverse markets worldwide. The company develops, produces and sells specialty additive packages used in transportation and industrial finished lubricants. The company's products are created through the application of advanced chemical and mechanical technologies to enhance the performance, quality and value of the customer products in which they are used. The company groups its product lines into two operating segments: chemicals for transportation and chemicals for industry.

                  PRINCIPAL PRODUCTS. Chemicals for transportation is comprised of additives for lubricating engine oils, such as those used in gasoline, diesel, marine and stationary gas engines; additives for driveline oils, such as automatic transmission fluids, gear oils and tractor lubricants; and additives for fuel products and refinery and oil field chemicals. In addition, the company sells additive components to its larger customers and viscosity improvers within its lubricant and fuel additives product lines. Chemicals for industry includes industrial additives, such as additives for hydraulic fluids, metalworking fluids, and compressor lubricants; performance chemicals, such as additives for coatings and inks and process chemicals; and performance systems, comprised principally of fluid metering devices and particulate emission trap devices.

                  Revenues within the chemicals for transportation segment comprised 84%, 86% and 86% of consolidated revenues in 1998, 1997 and 1996, respectively. Additives for lubricating engine oils comprised 49%, 51% and 50% of consolidated revenues in 1998, 1997 and 1996, respectively. Additives for driveline oils comprised 24%, 24% and 25% of consolidated revenues for these same respective periods. Further financial information for the company's operating segments is contained in Note 13 to the Financial Statements, which is included in the company's 1998 Annual Report to its shareholder's and is incorporated herein by reference.

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

                  Due to the variety of oil properties and applications, a number of different chemicals are used to formulate the company's products. Each additive combination is designed to fit the characteristics of the customer's base oil and the level of performance specified. Engine oils for passenger cars contain a combination of chemical additives which usually includes one or more detergents, dispersants, oxidation inhibitors and wear inhibitors, pour point depressants and viscosity improvers. Other chemical combinations are used in specialty additive systems for heavy duty engine oils used by trucks and off-highway equipment and in formulations for gear oils, automatic transmission fluids, industrial oils, metalworking fluids, and gasoline, diesel and residual fuels.

             The company's performance systems products principally involve products used in emission controls, such as catalyst, exhaust and filter systems and precision metering devices used in blending and additive injection operations.

                  COMPETITION. The company's chemicals for transportation segment and chemicals for industry segment are highly competitive in terms of price, technology development, product performance and customer service. The company's principal competitors within its chemicals for transportation segment, both in the United States and overseas, are three major petroleum companies, and one chemical company. Two of the major petroleum companies, which previously participated in the lubricant additive industry through separate divisions, have combined their efforts by forming a separate joint venture company that began commercial operations in 1999. The petroleum companies produce lubricant and fuel additives for their own use, and also sell additives to others. These competing petroleum companies are also customers of the company and may also sell base oil to the company. Excluding viscosity improvers, the company believes, based on volume sold, that it is the largest supplier to the petroleum industry of performance additive packages for lubricants.

                  CUSTOMERS. In the United States, the company markets its chemicals for transportation and chemicals for industry products through its own sales organization. The company's additive customers consist primarily of oil refiners and independent oil blenders and are located in more than 100 countries. In 1998, approximately 40% of the company's consolidated sales were made to customers in North America, 32% to customers in Europe and 28% to customers in Asia-Pacific, the Middle East and Latin America. Mobil Corporation and its affiliates ("Mobil") is the company's largest customer within its chemicals for transportation segment. Revenues from Mobil comprised 9% of consolidated sales in 1998 and comprised 10% of consolidated sales in both 1997 and 1996. The company's ten largest customers, most of which are international oil companies and a number of which are groups of affiliated entities, accounted for approximately 42% of consolidated sales in 1998. The loss of one or more of these customers could have a material adverse effect on the company's business. The company's chemicals for industry segment is not materially dependent on a single customer or on a few customers.

                  Raw Materials. The company utilizes a broad variety of chemical raw materials in the manufacture of its additives and uses oil in processing and blending additives. These materials are obtainable from several sources, and for the most part are derived from petroleum. Unstable political and economic conditions in the Middle East have, in the past, caused and may continue to cause the cost of raw materials to fluctuate significantly; however, the availability of raw materials to the company has not been significantly affected when these conditions occurred. The company expects raw materials to be available in adequate quantities during 1999.

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

                  Consolidated research and development expenditures were $78.3 million in 1998, $88.4 million in 1997 and $93.4 million in 1996. These amounts were equivalent to 4.8%, 5.3% and 5.8% of the respective revenues for such years. These amounts include expenditures for the performance evaluation of additive developments in engines and other types of mechanical equipment as well as expenditures for the development of specialty chemicals for industrial applications. In addition, $72.7 million, $58.2 million and $67.6 million was spent in 1998, 1997 and 1996, respectively, for technical service (testing) activities, principally for evaluation in mechanical equipment of specific lubricant formulations designed for the needs of petroleum industry customers throughout the world.

                  Research, testing and development expenditures by operating segment were as follows (in thousands of dollars):

                                          1998      1997       1996
                                          ----      ----       ----
Research and development expenditures:
    Chemicals for transportation         $67,018   $76,259   $79,301
    Chemicals for industry                11,265    12,185    14,135
                                         -------   -------   -------
       Total                             $78,283   $88,444   $93,436
                                         =======   =======   =======

Testing expenditures:
    Chemicals for transportation         $64,641   $51,260   $60,723
    Chemicals for industry                 8,056     6,974     6,819
                                         -------   -------   -------
       Total                             $72,697   $58,234   $67,542
                                         =======   =======   =======

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

                  Liaison offices in Detroit, Michigan; Hazelwood, England; Hamburg, Germany; Tokyo, Japan; and Paris, France, maintain close contact with the principal automotive and equipment manufacturers of the world and keep the company abreast of the performance requirements for its products in the face of changing technologies. These liaison activities also serve as contacts for cooperative development and evaluation of products for future applications. Contacts with the automotive and equipment industry are important so the company may have the necessary direction and lead time to develop products for use in engines, transmissions, gear sets, and other areas of equipment that require lubricants of advanced design.

                  Patents. The company owns a variety of United States and foreign patents relating to lubricant and fuel additives, lubricants, chemical compositions and processes, and protective coating materials and processes. While such domestic and foreign patents expire from time to time, the company continues to apply for and obtain patent protection on an ongoing basis. Although the company believes that, in the aggregate, its patents constitute an important asset, it does not regard its business as being materially dependent upon any single patent or any group of related patents.

                  The company has filed claims against Exxon Corporation and its affiliates ("Exxon") relating to various commercial matters, including alleged infringements by Exxon of certain of the company's patents. These suits are pending in the United States (in Ohio) and Canada and are at various stages. In the suit in Canada, the company is alleging infringement of a patent that corresponds to a United States patent admitted as valid by Exxon in a settlement in 1988. A determination of liability has been made by the Canadian courts against Exxon in favor of the company, and the case has been returned to the trial court for an assessment of damages, but no date has been set for a determination of such damages. Further information regarding litigation with Exxon is contained in Note 17 to the Financial Statements, which is included in the company's 1998 Annual Report to its shareholders.

                  Environmental Matters. The company is subject to federal, state and local laws and regulations designed to protect the environment and limit manufacturing wastes and emissions. The company believes that as a general matter its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the consequent financial liability to the company. Compliance with the environmental laws and regulations requires continuing management effort and expenditures by the company. The company believes that the cost of complying with environmental laws and regulations, including capital expenditures, will not have a material affect on the earnings, liquidity or competitive position of the company.

                  The company is engaged in the handling, manufacture, use, transportation and disposal of substances that are classified as hazardous or toxic by one or more regulatory agencies. The company believes that its handling, manufacture, use, transportation and disposal of such substances generally have been in accord with environmental laws and regulations.

                  Among other environmental laws, the company is subject to the federal "Superfund" law, under which the company has been designated as a "potentially responsible party" that may be liable for cleanup costs associated with various waste sites, some of which are on the U.S. Environmental Protection Agency Superfund priority list. The company's experience, consistent with what it believes to be the experience of others in similar cases, is that Superfund site liability tends to be apportioned among parties based upon contribution of materials to the Superfund site. Accordingly, the company measures its liability and carries out its financial reporting responsibilities with respect to Superfund sites based upon this standard, even though Superfund site liability is technically joint and several in nature. The company views the expense of remedial cleanup as a part of its product cost, and accrues for estimated environmental liabilities with charges to cost of sales. The company considers its environmental accrual to be adequate to provide for its portion of costs for all known environmental matters, including Superfund sites. Based upon consideration of currently available information, the company believes liabilities for environmental matters will not have a material adverse affect on the company's financial position, operating results or liquidity.

General
-------
                  Employees. At December 31, 1998, the company and its wholly-owned subsidiaries had 4,324 employees of which approximately 60% were in the U.S.

                  International Operations. Financial information with respect to domestic and foreign operations is contained in Note 13 to the Financial Statements which is included in the company's 1998 Annual Report to its shareholders and is incorporated herein by reference.

                  The company supplies its additive customers abroad through export from the United States and from overseas manufacturing plants. Sales and technical service offices are maintained in more than 30 countries outside the United States. As a result, the company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, exchange controls and currency fluctuations. The company believes risks related to its foreign operations are mitigated due to the political and economic stability of the countries in which its largest foreign operations are located.

                  While changes in the U.S. dollar value of foreign currencies will affect earnings from time to time, the longer-term economic effect of these changes should not be significant given the company's net asset exposure and currency mix, including its use of U.S. dollar based pricing in certain countries, relative to its revenues and expenses. The company's consolidated net income will generally benefit as foreign currencies increase in value compared to the U.S. dollar and will generally decline as foreign currencies decrease in value.

ITEM 2.  PROPERTIES

                  The general offices of the company are located in Wickliffe, Ohio. The company has various leases for general office space primarily located in Houston, Texas; and London, England. The company owns three additive manufacturing plants in the United States; one located in the Cleveland, Ohio area, at Painesville, and two near Houston, Texas, at Deer Park and Bayport. Outside the United States, the company owns additive manufacturing/blending plants in Australia, Brazil, Canada, England, France (three locations), Japan, South Africa and Singapore. All of these plants, other than Singapore, are owned in fee. In Singapore, the company owns the plant but leases the land on which the plant is located. The company owns in fee research, development and testing facilities in Wickliffe, Ohio; Hazelwood, England; and Atsugi, Japan. The company also owns in fee a facility in Midland, Michigan, at which air and refrigeration compressor lubricants are developed and marketed; manufacturing plants in Countryside, Illinois; Mountaintop, Pennsylvania; and Germany that manufacture performance chemical additives for the coatings industry and specialty additives for the metalworking fluid and industrial lubricant markets; a manufacturing plant in Atlanta, Georgia, that manufactures fluid metering devices; manufacturing plants in Newmarket and London, Ontario, Canada, and Reno, Nevada, that manufacture particulate emission control devices; and a manufacturing plant in Fareham, Hampshire, England, that manufactures additive injection equipment.

                  Additive manufacturing/blending plants in India, Saudi Arabia, and China are owned and operated by joint venture companies licensed by Lubrizol. Lubrizol's ownership of each of these companies ranges from 40% to 50%.

                  The company has entered into long-term contracts for its exclusive use of major marine terminal facilities at the Port of Houston, Texas. In addition, Lubrizol has leases for storage facilities in Australia, Chile, Denmark, Ecuador, England, Finland, France, Holland, Singapore, Spain, South Africa, Sweden, and Turkey; Los Angeles, California; St. Paul, Minnesota; Bayonne, New Jersey; and Tacoma, Washington. In some cases, the ownership or leasing of such facilities is through certain of its subsidiaries or affiliates.

                  The company maintains a capital expenditure program to support its operations and believes its facilities are adequate for its present operations and for the foreseeable future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to the vote of the security holders during the three months ended December 31, 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following sets forth the name, age, recent business experience and certain other information relative to each person who is an executive officer of the company as of March 1, 1999.

     Name                                         Business Experience
     ----                                         -------------------

W. G. Bares                             Mr. Bares, age 57, became Chairman of
                                        the Board on April 22, 1996, and Chief
                                        Executive Officer on January 1, 1996. He has been President since 1982. From 1987 through 1995, he was also Chief
                                        Operating Officer.

R. A. Andreas                           Mr. Andreas, age 54, has been Vice
                                        President since June 1990. He is
                                        responsible for Special Projects. From
                                        June 1990 to April 1998, he was also
                                        Chief Financial Officer.

J. W. Bauer                             Mr. Bauer, age 45, has been Vice
                                        President and General Counsel since
                                        April 1992.

C. P. Cooley                            Mr. Cooley, age 43, joined the company
                                        and became Vice President, Treasurer and Chief Financial Officer in April 1998.
                                        In June 1998 he also became responsible
                                        for Corporate Strategic Planning. Prior
                                        to joining the company, he was Assistant
                                        Treasurer - Corporate Finance at
                                        Atlantic Richfield Company.

S. A. Di Biase                          Dr. Di Biase, age 46, has been Vice
                                        President since September 1993. He is
                                        responsible for Research and
                                        Development.

G. R. Hill                              Dr. Hill, age 57, has been Senior Vice
                                        President since 1988. He has been
                                        responsible for Business Development
                                        since October 1993. From 1996 to June
                                        1998 he was also responsible for
                                        Corporate Strategic Planning.

J. E. Hodge                             Mr. Hodge, age 56, has been Vice
                                        President since September 1993. He is
                                        responsible for Operations.

K. H. Hopping                           Mr. Hopping, age 52, has been Vice
                                        President and Secretary of the
                                        Corporation since April 1991.

S. F. Kirk                              Mr. Kirk, age 49, has been Vice
                                        President since September 1993. On
                                        January 1, 1999, he became responsible
                                        for Sales and Marketing. From April 1996 to January 1, 1999, he was responsible for Sales. From 1993 to April 1996, he was responsible for Segment Management.

Y. Le Couedic                           Mr. Le Couedic, age 51, has been Vice
                                        President since September 1993. He is
                                        responsible for Management Information
                                        Systems.

G. P. Lieb                              Mr. Lieb, age 46, has been Controller -
                                        Accounting and Financial Reporting since
                                        November 1993, and was named Principal
                                        Accounting Officer in January 1994.

     Name                                         Business Experience
     ----                                         -------------------

M. W. Meister                           Mr. Meister, age 44, has been Vice
                                        President since April 1993, and was
                                        named Chief Ethics Officer in April
                                        1998. He is responsible for Human
                                        Resources.

L. M. Reynolds                          Ms. Reynolds, age 38, was named
                                        Assistant Secretary in April 1995, and
                                        has been Counsel since February 1991.

R. D. Robins                            Dr. Robins, age 56, became Vice
                                        President in April 1996. Since January
                                        1, 1999, he has been responsible for
                                        Performance Systems functions. From
                                        April 1996 to January 1999, he was
                                        responsible for Segment Management. From
                                        October 1993 to April 1996 he was
                                        Passenger Car Segment Manager.

J. A. Thomas                            Mr. Thomas, age 60, has been Vice
                                        President since April 1994. In 1996, he
                                        became responsible for managing
                                        Corporate Strategies in the Asia Pacific
                                        Region. From April 1994 through April
                                        1996, he was responsible for Corporate
                                        Planning and Development. From December
                                        1990 to April 1994, he was General
                                        Manager-Sales for Asia Pacific, Latin
                                        America and the Middle East.

All executive officers serve at the pleasure of the Board.

                                     PART II
                                     -------


ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS.

                 The common shares of the company are listed on the New York Stock Exchange under the symbol LZ. The number of shareholders of record of common shares was 5,615 as of March 5, 1999.

                 Information relating to the recent price and dividend history of the company's common shares follows:

                                    Common Share Price History
                                    --------------------------                         Dividends
                                   1998                        1997                 Per Common Share
                                   ----                        ----                 ----------------

                             High          Low            High          Low         1998          1997
                             ----          ---            ----          ---         ----          ----
1st quarter                $40 3/16      $33 1/4       $36             $30   1/2      $ .26         $ .25
2nd quarter                 38  3/4       30 1/4        42   1/8        30   3/8        .26           .25
3rd quarter                 32  3/8       22 3/8        44   7/8        41 15/16        .26            25
4th quarter                 29 9/16       23 1/2        46 15/16        34   7/8        .26           .26
                                                                                      -----         -----

                                                                                      $1.04         $1.01
                                                                                      =====         =====

                 On December 9, 1998, the company issued 89,806 of its common shares to two individuals in connection with an acquisition of a company owned by them. The shares were valued at $2,389,970. Securities issued in this transaction were exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) of such Act.

ITEM 6.          SELECTED FINANCIAL DATA.

                 The summary of selected financial data for each of the last five years included in the Historical Summary contained on pages 38 and 39 of the company's 1998 Annual Report to its shareholders is incorporated herein by reference. Other income (charges) for 1998 includes a litigation settlement gain of $16.2 million and special charges of $23.3 million for the first phase of the company's cost reduction program and of $13.6 million for the write-off of purchased technology under development resulting from the acquisition of Adibis. Other income (charges) for 1996, 1995 and 1994 includes $53.3 million, $38.5 million and $41.2 million, respectively, for gains on sale of investments.

                 Total debt reported in the Historical Summary includes the following amounts classified as long-term at December 31: $390.4 in 1998, $182.2 in 1997, $157.6 million in 1996, $194.4 million in 1995 and $114.2 million in 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 The Management's Discussion and Analysis of Financial Condition and Results of Operations, including the company's cautionary statement for "safe harbor" purposes under the Private Securities Litigation Reform Act of 1995, contained on pages 10 through 19, inclusive, of the company's 1998 Annual Report to its shareholders is incorporated herein by reference.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                 The information appearing under the caption "Quantitative and Qualitative Disclosures about Market Risk" contained on page 19 of the company's 1998 Annual Report to its shareholders is incorporated herein by reference.


ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 The consolidated financial statements of the company and its subsidiaries, together with the independent auditors' report relating thereto, contained on pages 20 through 37, inclusive, of the company's 1998 Annual Report to its shareholders, and the Quarterly Financial Data (Unaudited) contained on page 37 of such 1998 Annual Report, are incorporated herein by reference.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.

                 Not applicable.


                                    PART III
                                    --------


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                 The information contained under the heading "Election of Directors" on pages 2 to 6, inclusive, of the company's Proxy Statement dated March 17, 1999, is incorporated herein by reference. Information relative to executive officers of the company is contained under "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11.         EXECUTIVE COMPENSATION.

                 The information relating to executive compensation contained under the headings "Committees and Compensation of the Board of Directors" on pages 6 and 7, "Executive Compensation" on pages 10 through 12, inclusive, and under "Employee and Executive Officer Benefit Plans - Pension Plans" and "- Executive Agreements" on pages 17 through 19, inclusive, of the company's Proxy Statement dated March 17, 1999, is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                 The information relating to security ownership set forth under the heading "Security Ownership of Directors, Executive Officers and Certain Beneficial Owners" on pages 8 and 9 of the company's Proxy Statement dated March 17, 1999, is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 The information contained in footnote (1) under the heading "Security Ownership of Directors, Executive Officers and Certain Beneficial Owners - Five Percent Beneficial Owners" on page 9 of the company's Proxy Statement dated March 17, 1999, is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
               AND REPORTS ON FORM 8-K.

               (a)     Documents filed as part of this Annual Report:

                       1. The following consolidated financial statements of The Lubrizol Corporation and its subsidiaries, together with the independent auditors' report relating thereto, contained on pages 20 through 37, inclusive, of Lubrizol's 1998 Annual Report to its shareholders and incorporated herein by reference:

                                Independent Auditors' Report

                                Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

                                Consolidated Balance Sheets at December 31, 1998 and 1997

                                Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

                                Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

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

                       (4)(b) Indenture dated as of November 25, 1998, between The Lubrizol Corporation and The First National Bank of Chicago as Trustee.

                                         The company agrees, upon request, to
                                         furnish to the Securities and Exchange
                                         Commission a copy of any instrument
                                         authorizing long-term debt that does
                                         not authorize debt in excess of 10% of
                                         the total assets of the company and its
                                         subsidiaries on a consolidated basis.

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

                       (10)(l)* The Lubrizol Corporation Executive Council Deferred Compensation Plan, as amended.

                       (12)              Computation of Ratio of Earnings to
                                         Fixed Charges.

                       (13) The following portions of The Lubrizol Corporation 1998 Annual Report to its shareholders:

                                         Pages 10-19      Management's
                                                          Discussion and
                                                          Analysis of
                                                          Financial Condition
                                                          and Results of
                                                          Operations

                                         Page 20          Independent Auditors'
                                                          Report

                                         Page 21          Consolidated
                                                          Statements of Income
                                                          for the years ended
                                                          December 31, 1998,
                                                          1997 and 1996

                                         Page 22          Consolidated Balance
                                                          Sheets at December
                                                          31, 1998 and 1997

                                         Page 23          Consolidated
                                                          Statements of Cash
                                                          Flows for the years
                                                          ended December 31,
                                                          1998, 1997 and 1996

                                         Page 24          Consolidated
                                                          Statements of
                                                          Shareholders' Equity
                                                          for the years ended
                                                          December 31, 1998,
                                                          1997 and 1996

                                         Pages 25-37      Notes to Financial
                                                          Statements


                                         Page 37          Quarterly Financial
                                                          Data (Unaudited)

                                         Pages 38-39      Historical Summary

                       (21)              List of Subsidiaries of The Lubrizol
                                         Corporation

                       (23)              Consent of Independent Auditors

                       (27) Financial Data Schedule for the year ended December 31, 1998

         *Indicates management contract or compensatory plan or arrangement.

                 (b)      Reports on Form 8-K

                          No reports on Form 8-K were filed during the three months ended December 31, 1998.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on March 22, 1999, on its behalf by the undersigned, thereunto duly authorized.



                                    THE LUBRIZOL CORPORATION


                                    BY      /s/ W. G. Bares
                                      ------------------------------------------
                                      W. G. Bares, Chairman of the Board,
                                      President and Chief Executive Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 22, 1999, by the following persons on behalf of the Registrant and in the capacities indicated.


  /s/ W. G. Bares                   Chairman of the Board, President and Chief
---------------------------         Executive Officer
W. G. Bares                         (Principal Executive Officer)


  /s/ C. P. Cooley                  Vice President, Treasurer and Chief
---------------------------         Financial Officer
C. P. Cooley                        (Principal Financial Officer)


  /s/ G. P. Lieb                    Controller, Accounting and Financial
---------------------------         Reporting
G. P. Lieb                          (Principal Accounting Officer)


  /s/ Edward F. Bell                Director
---------------------------
Edward F. Bell

  /s/ L. E. Coleman                 Director
---------------------------
L. E. Coleman

  /s/ Peggy G. Elliott              Director
---------------------------
Peggy G. Elliott

  /s/ Forest J. Farmer, Sr.         Director
---------------------------
Forest J. Farmer, Sr.

  /s/ Gordon D. Harnett             Director
---------------------------
Gordon D. Harnett

  /s/ Victoria F. Haynes            Director
---------------------------
Victoria F. Haynes

  /s/ David H. Hoag                 Director
---------------------------
David H. Hoag

  /s/ William P. Madar              Director
---------------------------
William P. Madar

  /s/ Ronald A. Mitsch              Director
---------------------------
Ronald A. Mitsch

  /s/ M. Thomas Moore               Director
---------------------------
M. Thomas Moore

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

                       (4)(b) Indenture dated as of November 25, 1998, between The Lubrizol Corporation and The First National Bank of Chicago as Trustee.

                                         The company agrees, upon request, to
                                         furnish to the Securities and Exchange
                                         Commission a copy of any instrument
                                         authorizing long-term debt that does
                                         not authorize debt in excess of 10% of
                                         the total assets of the company and its
                                         subsidiaries on a consolidated basis.

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

                       (10)(l)* The Lubrizol Corporation Executive Council Deferred Compensation Plan, as amended.

                       (12)              Computation of Ratio of Earnings to
                                         Fixed Charges.

                       (13) The following portions of The Lubrizol Corporation 1998 Annual Report to its shareholders:

                                         Pages 10-19        Management's
                                                            Discussion and
                                                            Analysis of
                                                            Financial Condition
                                                            and Results of
                                                            Operations

                                         Page 20            Independent
                                                            Auditors' Report

                                         Page 21            Consolidated
                                                            Statements of Income
                                                            for the years ended
                                                            December 31, 1998,
                                                            1997 and 1996

                                         Page 22            Consolidated Balance
                                                            Sheets at December
                                                            31, 1998 and 1997

                                         Page 23            Consolidated
                                                            Statements of Cash
                                                            Flows for the years
                                                            ended December 31,
                                                            1998, 1997 and 1996

                                         Page 24            Consolidated
                                                            Statements of
                                                            Shareholders' Equity
                                                            for the years ended
                                                            December 31, 1998,
                                                            1997 and 1996

                                         Pages 25-37        Notes to Financial
                                                            Statements


                                         Page 37            Quarterly Financial
                                                            Data
                                                            (Unaudited)

                                         Pages 38-39        Historical Summary

                       (21)              List of Subsidiaries of The Lubrizol
                                         Corporation

                       (23)              Consent of Independent Auditors

                       (27) Financial Data Schedule for the year ended December 31, 1998


       *Indicates management contract or compensatory plan or arrangement.