Form 10-Q
period 1999-03-31
LUBRIZOL CORP
filed 1999-05-13
CIK 60751

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                    Yes   [ X ]         No   [   ]

Number of the registrant's common shares, without par value, outstanding, as of April 30, 1999: 54,549,876

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                           Item 1 Financial Statements
                           ---------------------------

                            THE LUBRIZOL CORPORATION
                            ------------------------

CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------
                                                                             March 31     December 31
(In Thousands of Dollars)                                                      1999          1998
------------------------------------------------------------------------------------------------------
ASSETS
------
Cash and short-term investments ........................................   $    92,261    $    53,639
Receivables ............................................................       337,635        301,644
Inventories:
  Finished products ....................................................       110,511        112,060
  Products in process ..................................................        58,371         66,485
  Raw materials ........................................................        76,500         80,134
  Supplies and engine test parts .......................................        18,277         18,933
                                                                           -----------    -----------
                                                                               263,659        277,612
                                                                           -----------    -----------
Other current assets ...................................................        35,782         54,575
                                                                           -----------    -----------
                    Total current assets ...............................       729,337        687,470
Property and equipment - net ...........................................       703,513        718,850
Goodwill and intangible assets - net ...................................       161,158        166,957
Investments in nonconsolidated companies ...............................        28,106         26,490
Other assets ...........................................................        38,283         43,470
                                                                           -----------    -----------
                         TOTAL .........................................   $ 1,660,397    $ 1,643,237
                                                                           ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Short-term debt and current portion of long-term debt ..................   $    28,766    $    38,926
Accounts payable .......................................................       117,178        112,832
Accrued expenses and other current liabilities .........................       141,586        118,270
                                                                           -----------    -----------
                    Total current liabilities ..........................       287,530        270,028
Long-term debt .........................................................       388,975        390,394
Postretirement health care obligation ..................................       106,892        106,641
Noncurrent liabilities .................................................        45,786         48,950
Deferred income taxes ..................................................        57,329         58,106
                                                                           -----------    -----------
                    Total liabilities ..................................       886,512        874,119
                                                                           -----------    -----------
Contingencies and commitments
Shareholders' equity:
  Preferred stock without par value - authorized and unissued:
      Serial Preferred Stock - 2,000,000 shares
      Serial Preferred Shares - 25,000,000 shares
  Common Shares without par value:
    Authorized 120,000,000 shares
    Outstanding - 54,549,476 shares as of March 31, 1999 after deducting
      31,646,418 treasury shares, 54,548,110 shares as of December 31,
      1998 after deducting 31,647,784 treasury shares ..................        84,674         84,651
  Retained earnings ....................................................       734,905        709,994
  Accumulated other comprehensive income (loss) ........................       (45,694)       (25,527)
                                                                           -----------    -----------
                    Total shareholders' equity .........................       773,885        769,118
                                                                           -----------    -----------
                         TOTAL .........................................   $ 1,660,397    $ 1,643,237
                                                                           ===========    ===========

Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                            ------------------------

CONSOLIDATED STATEMENTS OF INCOME

--------------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                    March 31
                                                      --------------------------------
(In Thousands Except Per Share Data)                        1999               1998
--------------------------------------------------------------------------------------
Net sales...........................................      $446,627           $399,900
Royalties and other revenues........................           918                465
                                                          --------           --------
          Total revenues............................       447,545            400,365
Cost of sales.......................................       303,174            277,035
Selling and administrative expenses.................        45,003             42,028
Research, testing and development expenses..........        36,898             35,280
                                                          --------           --------
          Total cost and expenses...................       385,075            354,343
Gain from litigation settlement.....................        14,476
Special charge......................................        (3,136)
Other income (expense) - net........................        (3,108)             1,025
Interest income.....................................         1,007              1,320
Interest expense....................................        (7,140)            (3,073)
                                                          --------           --------
Income before income taxes..........................        64,569             45,294
Provision for income taxes..........................        25,475             15,626
                                                          --------           --------
Net income..........................................      $ 39,094           $ 29,668
                                                          ========           ========
Net income per share................................         $0.72              $0.52
                                                             =====              =====
Net income per share, diluted.......................         $0.72              $0.52
                                                             =====              =====
Dividends per share.................................         $0.26              $0.26
                                                             =====              =====
Average common shares outstanding...................        54,549             56,838

Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                            ------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                            March 31
                                                      --------------------------
(In Thousands of Dollars)                                1999        1998
--------------------------------------------------------------------------------
Cash provided from (used for):
Operating activities:
Net income .........................................   $ 39,094    $ 29,668
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation and amortization ..................     24,253      20,935
    Deferred income taxes ..........................      4,106       1,556
    Special charge .................................      3,136
    Change in current assets and liabilities:
      Receivables ..................................    (28,749)      7,929
      Receivable from litigation settlement ........    (16,800)
      Inventories ..................................      7,668      (6,523)
      Accounts payable and accrued expenses ........     31,785     (13,109)
      Other current assets .........................     15,333       2,075
    Other items - net ..............................      2,775       1,793
                                                       --------    --------
          Total operating activities ...............     82,601      44,324
Investing activities:
  Capital expenditures .............................    (18,327)    (23,048)
  Acquisitions and investments in nonconsolidated
    companies ......................................                (14,630)
  Other - net ......................................        547          55
                                                       --------    --------
          Total investing activities ...............    (17,780)    (37,623)
Financing activities:
  Short-term borrowings (repayment) ................     (8,122)     30,673
  Long-term repayments .............................       (422)       (706)
  Dividends paid ...................................    (14,183)    (14,785)
  Common shares purchased ..........................                (20,023)
  Other ............................................         23       3,329
                                                       --------    --------
          Total financing activities ...............    (22,704)     (1,512)
Effect of exchange rate changes on cash ............     (3,495)       (353)
                                                       --------    --------
Net increase in cash and short-term investments ....     38,622       4,836
Cash and short-term investments at the beginning
  of period ........................................     53,639      86,504
                                                       --------    --------
Cash and short-term investments at end of period ...   $ 92,261    $ 91,340
                                                       ========    ========

Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                            ------------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------

                                 March 31, 1999


1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and December 31, 1998, and the results of operations and cash flows for the applicable periods ended March 31, 1999 and 1998.

2. Net income per share is computed by dividing net income by average common shares outstanding during the period. Net income per diluted share includes the dilutive effect resulting from outstanding stock options and stock awards.

     Per share amounts are computed as follows:

                                                        Three Months Ended
                                                             March 31
                                                        -------------------
                                                          1999        1998
                                                        -------      ------
     Numerator:
       Net income available to common
         shareholders                                   $39,094     $29,668
                                                        =======     =======
     Denominator:
       Weighted average common shares
         outstanding                                     54,549      56,838
       Dilutive effect of stock options
         and awards                                          59         315
                                                        -------     -------
     Denominator for net income
         per share, diluted                              54,608      57,153
                                                        =======     =======

     Net income per share                               $   .72     $   .52
                                                        =======     =======

     Net income per share, diluted                      $   .72     $   .52
                                                        =======     =======

3. Total comprehensive income for the three-month periods ended March 31, 1999 and 1998 is comprised as follows:

                                                          Three Months Ended
                                                              March 31
                                                          ------------------
                                                            1999      1998
                                                          --------  --------
     Net income                                            $39,094  $29,668
     Other comprehensive income(loss)                      (20,167)      66
                                                           -------  -------

     Total comprehensive income                            $18,927  $29,734
                                                           =======  =======


     Other comprehensive income (loss) in each of the periods above is comprised solely of foreign currency translation adjustments, net of related tax effects.

                            THE LUBRIZOL CORPORATION

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                 March 31, 1999


4. The company recorded a special charge of $23.3 million in the fourth quarter of 1998 related to the first phase of its cost reduction program. In the first quarter of 1999, the company recognized additional expense of $3.1 million, to reflect a greater amount for separation benefits, principally in Japan. This first phase will result in a reduction of approximately 300 employees, most of whom are entitled to special severance benefit payments with the remaining positions eliminated through attrition. Approximately 90% of these employee reductions occurred prior to March 31, 1999, and the remaining 10% will occur during the second quarter of 1999. The special charge also included $2.8 million for the impairment of assets related to production units to be taken out of service. These units were permanently removed from service during the first quarter of 1999. Cash expenditures related to the cost reduction program of approximately $5.0 million and $7.7 million were made in the fourth quarter of 1998 and first quarter of 1999, respectively. Approximately $10.9 million remains as an accrued liability at March 31, 1999, nearly all of which represents cash yet to be expended in 1999.

5. The company has filed claims against Exxon Corporation and/or its affiliates relating to various commercial matters, including alleged infringements by Exxon of certain of the company's patents.

     On March 31, 1999, the company and Exxon Corporation reached a settlement of all pending intellectual property litigation between the two companies and their affiliates, except for litigation pending in Canada. Under the settlement agreement, Exxon paid the company cash of $16.8 million in April 1999. After deducting related expenses, this settlement increased pre-tax income by $14.5 million for the three-month period ended March 31,1999.

     The company has prevailed in a case brought in Canada against Exxon's Canadian affiliate, Imperial Oil, Ltd., for infringement of the company's patent pertaining to dispersants, the largest additive component used in motor oils. A 1990 trial court verdict in favor of the company regarding the issue of liability was upheld by the Federal Court of Appeals of Canada in December 1992, and in October 1993, the Supreme Court of Canada dismissed Imperial Oil's appeal of the Court of Appeals' decision. The case has been returned to the trial court for an assessment of compensation damages, but no date has been set for a determination of such damages. In October 1994, the trial court judge determined that Imperial Oil had violated an earlier injunction for the manufacture or sale of the dispersant that is the subject of this case. The determination of penalty damages, if any, on account of this violation will be made after the court has determined the compensation damages for patent infringement. A reasonable estimation of the company's potential recovery relating to this litigation can not be made at this time, and no amounts that may be recovered in the future have been recorded in the company's financial statements as of March 31, 1999.

                            THE LUBRIZOL CORPORATION
                            ------------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------

                                 March 31, 1999


6.   At December 31, 1998, the company adopted Statement of Financial Standards
     (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The company aggregates its product lines into two principal operating segments: chemicals for transportation and chemicals for industry. The company evaluates performance and allocates resources based on segment contribution income, defined as revenues less expenses directly identifiable to the product lines aggregated within each segment. In addition, the company allocates corporate research, testing, selling and administrative expenses in arriving at segment operating profit before tax.

     The following table presents a summary of the company's reportable segments for the three months ended March 31, 1999 and 1998 on a basis of segmentation and on a basis of measurement of segment contribution income consistent with the previous year end:

                                                                         Three Months Ended
                                                                                March 31
                                                                       -----------------------
                                                                         1999             1998
                                                                       --------         ------
     Revenue from external customers:
          Chemicals for transportation                                 $374,172         $341,882
          Chemicals for industry                                         73,373           58,483
                                                                       --------         --------
               Total revenues                                          $447,545         $400,365
                                                                       ========         ========

     Segment contribution income:
          Chemicals for transportation                                  $79,773         $ 67,648
          Chemicals for industry                                         11,069            8,605
                                                                       --------         --------
               Total segment contribution income                       $ 90,842         $ 76,253
                                                                       ========         ========

     Segment operating profit before tax:
          Chemicals for transportation                                 $ 51,701         $ 41,239
          Chemicals for industry                                          7,661            5,808
                                                                       --------         --------
               Total segment operating profit
                         before tax                                      59,362           47,047
     Gain from litigation settlement                                     14,476
     Special charge                                                      (3,136)
     Interest expense - net                                              (6,133)          (1,753)
                                                                       --------         --------
     Consolidated income before tax                                    $ 64,569         $ 45,294
                                                                       ========         ========

7. In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which becomes effective for the company no later than January 1, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be measured at fair value and recognized as either assets or liabilities in the balance sheet. The accounting for changes in the fair value of a derivative (that is, gains or losses) depends on the intended use of the derivative and its resulting hedge designation. The company uses derivative financial instruments only to manage well-defined foreign currency and interest rate risks. The company does not use derivative financial instruments for trading purposes. The company is currently evaluating the requirements of SFAS 133 and believes SFAS 133 will have an immaterial effect on the company's reported financial position and results of operations when adopted.

                            THE LUBRIZOL CORPORATION
                            ------------------------

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


RESULTS OF OPERATIONS
---------------------

Revenues in the first quarter of 1999 grew 12% primarily as a result of acquisitions made during the year 1998 and higher lubricant additives shipments to customers in North America and Asia-Pacific. The higher revenues coupled with lower material costs and lower per unit manufacturing costs resulted in the expansion of gross profit margins to 32.1% in the first quarter of 1999 as compared with 30.7% in the first quarter of 1998. Excluding the gain from the litigation settlement and the increase in special charge, and despite lower other income, higher interest expense and a higher tax rate, net income increased by $3.3 million, or 11%, for the three months ended March 31, 1999 as compared with the same 1998 period. Detailed comments relating to the company's results of operations and financial position follow below.

The company groups its product lines into two operating segments: chemicals for transportation and chemicals for industry. Chemicals for transportation comprises the predominant portion of the company's consolidated revenues and segment pretax operating profits. This discussion and analysis of the company's financial condition and results of operations is primarily focused upon the company as a whole, rather than the individual operating segments, since the company believes this provides the most appropriate understanding of its business. See Note 6 to the financial statements for further financial disclosures by operating segment.

Consolidated revenues increased $47.2 million or 12% for the first quarter of 1999 compared with the same 1998 period. Chemicals for transportation revenues of $374.2 million in the first quarter of 1999 increased 9% over the first quarter of 1998. Chemicals for industry revenues of $73.4 million in the first quarter of 1999 increased 25% over the first quarter of 1998. Acquisitions contributed $30.7 million to the growth of consolidated revenues and constituted 67% and 61% of the revenue increase for chemicals for transportation and chemicals for industry, respectively. The overall unit average selling price in the first quarter of 1999 declined by 4% (3% excluding acquisitions) when compared with the first quarter of 1998, but was stable as compared with the fourth quarter of 1998. The decline in the average selling price compared with the first quarter of 1998 was primarily due to lower product pricing and changing product mix, and offset some of the positive effect the higher volume had on revenues.

Sales volume increased 13% (6% excluding acquisitions) in the first quarter of 1999 as compared with the first quarter of 1998, with lubricant additive shipments to North American customers increasing 18% and to international customers increasing 10%. The increase in shipments to customers in North America reflects new business awarded during the second half of 1998 as well as some spot business that is not expected to recur. Acquisitions predominately affected lubricant additive shipments to international customers, which after excluding acquisitions decreased 2% in the first quarter of 1999 compared with the same 1998 period reflecting weaker sales in Europe. Shipments to customers in Asia-Pacific increased 23% (20% excluding acquisitions) in the first quarter of 1999 compared with the first quarter of 1998. The company believes the increased sales volume in Asia-Pacific is more indicative of order pattern than sustainable economic improvement within that region.

                            THE LUBRIZOL CORPORATION
                            ------------------------

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------

Cost of sales for the three-month period ended March 31, 1999, increased $26.1 million over the first quarter of 1998 and reflects the higher sales volume mitigated by lower average raw material costs for the comparable periods. In addition, manufacturing cost per metric ton sold in the first quarter of 1999 was 2% lower than the same 1998 period.

Gross profit (net sales less cost of sales) for the three-month period ended March 31, 1999 increased $20.6 million compared with the same 1998 period. Approximately two-thirds of the higher gross profit was due to higher sales revenue and lower average material costs and one-third was due to acquisitions between the periods. The change in currency rates had an insignificant effect on the gross profit earned in the first quarter of 1999.

The gross profit percentage (gross profit divided by net sales) increased to 32.1% in the first quarter of 1999 as compared to 30.7% in the first quarter of 1998. This improvement in gross profit percentage was a result of raw material costs declining more than the decrease in selling prices and the positive effect that higher production had on lowering manufacturing cost per metric ton sold.

Selling and administrative expenses increased by approximately $3.0 million or 7% for the three months ended March 31, 1999 compared with the same 1998 period. Excluding the effect from acquisitions, selling and administrative expenses increased less than 1%.

Research, testing and development expenses (technology expenses) increased $1.6 million or nearly 5% for the first quarter of 1999 compared with the same 1998 period. Approximately 60% of the increase was due to acquisitions. The remainder of the increase was due to higher spending for engine tests performed at third-party facilities related to new performance specifications for engine oils expected to become effective during the years 1999 and 2000.

Primarily as a result of the above factors, the change in revenues together with the change in total costs and expenses favorably affected the company's pre-tax profits by $16.4 million for the three months ended March 31,1999, as compared with the same 1998 period.

The change in other income (expense) unfavorably affected pre-tax income by $4.1 million for the three-month period ended March 31, 1999 as compared with the same 1998 period. This unfavorable change was primarily due to higher amortization of goodwill resulting from acquisitions and higher currency translation and transaction losses, principally in Brazil.

Interest expense increased $4.1 million for the three-month period ended March 31, 1999 as compared with the same 1998 period. This increase reflected the significantly higher borrowings necessitated by the acquisition activities that occurred largely during the second half of 1998.

On March 31, 1999, the company and Exxon Corporation reached a settlement of all pending intellectual property litigation between the two companies and their affiliates, except for litigation pending in Canada. Under the settlement agreement, Exxon paid the company cash of $16.8 million in April 1999. After deducting related expenses, this settlement increased pre-tax income by $14.5 million ($9.0 million after-tax or $.16 per share) for the three months ended March 31,1999. Refer to Note 5 to the financial statements for further discussion regarding the company's litigation with Exxon.

                            THE LUBRIZOL CORPORATION
                            ------------------------

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


In the first quarter of 1999, the company recognized additional expense of $3.1 million ($2.9 million after-tax or $.05 per share), to reflect an additional amount for separation benefits, principally in Japan, under its cost reduction program originally announced and recognized in the fourth quarter of 1998. For further information, see the caption "Cost Reduction Program" below and Note 4 to the financial statements.

During 1998, the company increased its annual effective tax rate (ETR) once in the second quarter and again in the third quarter in arriving at an annual ETR of 38%, on pre-tax income. In the first quarter of 1999, the ETR, before the gain from the litigation settlement and the increase to the special charge, was 38% as compared to 34.5% for the first quarter of 1998. The higher ETR had an unfavorable effect of $.03 on earnings per share for the first quarter of 1999. After considering the tax effects of the gain from the litigation settlement and the increase to the special charge, the ETR was 39.5% for the first quarter of 1999.

Primarily as a result of the above factors, net income for the first quarter of 1999 was $39.1 million or $.72 per share as compared to $29.7 million or $.52 per share for the first quarter of 1998. After excluding from the first quarter of 1999 the gain from the Exxon litigation settlement and the special charge expense, net income for the first quarter of 1999, was $33.0 million or $.61 per share.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
------------------------------------------------

Cash provided from operating activities was $82.6 million for the first three months of 1999 as compared with $44.3 million for the first three months of 1998. The increase in cash flow from operations of $38.3 million was principally due to the higher amount of net income and the collection of $16.1 million refund of federal income taxes. In addition cash flow in the first quarter of 1999 was benefited by improved timeliness of collecting trade receivables and higher inventory turnover.

Capital expenditures in the first three months of 1999 were $18.3 million as compared with $23.0 million for same 1998 period. Capital expenditures declined $4.7 million primarily due to lower capital spending related to the implementation the company's enterprise-wide management information system. The company estimates capital spending for the full year 1999 will approximate $85 million as compared with $93.4 million in 1998.

The company expended $14.6 million in cash for two acquisitions made during the first quarter of 1998. The acquisitions were in the company's chemicals for industry operating segment and in the business areas of metalworking additives and coating additives.

The increase in cash flow from operating activities, and the absence of common share repurchases during the first quarter of 1999 as discussed below, enabled the company to reduce its borrowings by $8.5 million. In the first quarter of 1998, borrowings increased $30.0 million to partially finance acquisitions and the share repurchase program. The company's debt as a percent of total capitalization (shareholders' equity plus short-term and long-term debt) declined slightly to 35% at March 31, 1999, as compared with 36% at December 31, 1998.

                            THE LUBRIZOL CORPORATION
                            ------------------------

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


In prior years the company maintained an active share repurchase program. The company believes its present debt to capitalization percentage is appropriate under current circumstances and desires to maintain its borrowing capacity to finance future acquisitions. Therefore, the company did not repurchase shares during the first quarter of 1999 and does not anticipate making share repurchases during the remainder of 1999.

Primarily as a result of these activities and the payment of dividends, the balance of cash and short-term investments increased $38.6 million at March 31, 1999 compared with December 31, 1998.

The company's financial position remains strong with a ratio of current assets to current liabilities of 2.5 to 1 at March 31, 1999, the same as it was at December 31, 1998. Management believes the company's existing credit facilities, internally generated funds and ability to obtain additional financing will be sufficient to meet its future capital needs.

COST REDUCTION PROGRAM
----------------------

The company initiated a series of steps in 1998 to reduce costs and improve its worldwide operating structure and is executing these steps in two phases over a period approximating two years. The first phase, which began in the fourth quarter of 1998, will result in employee reductions of approximately 7%, or 300 employees at both domestic and international locations. Approximately 55% of the employee reductions occurred by December 31, 1998, and a further 35% occurred in the first quarter of 1999. Most of the remaining reductions in workforce will occur in the second quarter of 1999.

The company estimates these actions will lower future operating costs by an annualized amount of $28 million beginning in 1999, of which approximately $4.4 million was realized in the first quarter of 1999. Refer to Note 4 to the financial statements for further information regarding the cost reduction program.

Cash expenditures related to the cost reduction program of approximately $5.0 million and $7.7 million were made in the fourth quarter of 1998 and first quarter of 1999, respectively. Approximately $10.9 million remains as an accrued liability at March 31, 1999, nearly all of which represents cash yet to be expended in 1999.

The second phase of the company's cost reduction program will focus on lowering costs and improving efficiency in production and distribution activities. The company will continue to reduce its number of intermediate components, and anticipates a 20% reduction in the number of its production units over the next two years. This will occur through the shutdown of certain production units and facilities worldwide. The company believes employee levels will be further reduced by a minimum of 5% during this second phase. Definitive plans must be completed before the company is able to reasonably estimate and recognize the costs of facility write-downs and employee reductions anticipated during this second phase of the cost reduction program. Such charges may be material to the operating results of the company for the period(s) in which they are recognized.

                            THE LUBRIZOL CORPORATION
                            ------------------------

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


YEAR 2000 MATTERS
-----------------

  THIS IS A YEAR 2000 READINESS DISCLOSURE UNDER THE YEAR 2000 INFORMATION AND
                     READINESS DISCLOSURE ACT, P.L. 105-271

The company relies on its computer-based management information systems, as well as computer-based systems used for other purposes, in conducting its normal business activities. Certain of these computer-based programs may not have been designed to function properly with respect to the application of dating systems relating to the Year 2000 and beyond.

The company has developed a global Year 2000 strategy covering each of its facilities designed to minimize Year 2000 disruptions to its computer-based systems, including business information systems and process control, testing and laboratory equipment and embedded systems. The Year 2000 project manager regularly updates the company's senior management as to the implementation status of the Year 2000 strategy, and periodic reviews are conducted with the company's Audit Committee and Board of Directors. The company believes that its computer-based systems will be functional and operate without significant disruption both before and after January 1, 2000.

The company's Year 2000 compliance strategy incorporates the conversion of most of its business information systems from mainframe systems to compliant, client/server systems. The company believes that implementation of such systems permits it to avoid approximately 80% of the effort that otherwise would have been required to make these legacy systems Year 2000 compliant. This conversion process is part of the company's global enterprise-wide management information system, which was implemented in the United States during 1998 and implemented in Europe in April 1999. Although the implementation date for the global enterprise-wide management system at a number of company facilities outside of the United States and Europe is anticipated to be after January 1, 2000, the company has developed Year 2000 compliance plans to address business information systems at each of those facilities.

The company estimates approximately 20% of the total remediation effort is attributable to activities not related to the global enterprise-wide management information system discussed above. Based upon the effort expended through April 30, 1999, the company believes it has completed approximately 70% of the desired remediation activities that are in addition to its progress on the enterprise-wide management information systems. The company has substantially completed its assessment of the actions necessary with respect to all of its other date-based computer systems in order to minimize Year 2000-related disruptions. The company has completed compiling, categorizing as to criticality, and prioritizing all of its date-based computer systems at each of its facilities. Plans for remediation, testing and certification of such systems have been developed for each site and are aggressively being implemented. The company has targeted completion of all remedial activities, including testing and certification, and final contingency plans during July of 1999.

Through March 31, 1999, the company incurred costs of approximately $66 million related to the implementation of its global enterprise-wide management information systems, of which approximately $50 million was capitalized and $16 million expensed. The company estimates additional costs in 1999 of approximately $13 million, of which approximately $2 million is expected to be capitalized. In addition, the company estimates the total costs for conducting its Year 2000 remedial

                            THE LUBRIZOL CORPORATION
                            ------------------------

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


activities not addressed by the global enterprise-wide management information system at approximately $9.0 million. The company has expended approximately $3.5 million for these activities through March 31, 1999, including $1.5 million in the first quarter of 1999.

The company has also surveyed suppliers critical to its business for the purpose of obtaining assurance regarding their ability to properly operate their systems in the Year 2000. Based on this process, the company believes its ability to obtain critical materials will not be significantly affected by its suppliers' Year 2000 situations. The company has been surveying significant customers for this same purpose in the first quarter of 1999 and expects to complete this process in the second quarter of 1999. However, the company has no contractual or other right to compel its suppliers or customers to be Year 2000 compliant.

The company has developed high-level contingency plans in the event any of its critical suppliers or significant customers should incur Year 2000 failures in their systems that would cause a disruption in the company's ability to conduct business. More detailed contingency plans are in the process of being developed for each facility. Some of the areas addressed in these plans include increased staffing, higher carrying levels of inventory for critical materials, components and finished goods and alternate suppliers for critical raw materials. The company's view of a "reasonably likely worst case scenario" would entail the temporary shutdown of a production unit at one or more of the company's major manufacturing sites. Although the company does not anticipate such a scenario will occur, if it were to occur, the company believes it would be able to correct the problem in a timely fashion, alternatively source the production or satisfy the customer demand from existing inventory. If the company's contingency plans are not adequate or its suppliers or customers fail to remedy their own Year 2000 matters, the company's results of operations and financial condition may be materially adversely affected.


CAUTIONARY STATEMENT FOR SAFE HARBOR PURPOSES
---------------------------------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to the company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the company. Such uncertainties and factors could cause actual results of the company to differ materially from those matters expressed in or implied by such forward-looking statements. The company identified certain, but not necessarily all, of these uncertainties and factors in its MD&A contained on pages 18 and 19 of its 1998 Annual Report to its shareholders, to which reference is made and which are incorporated by reference herein.

                            THE LUBRIZOL CORPORATION
                            ------------------------

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

      The company operates manufacturing and blending facilities, laboratories and offices around the world and utilizes fixed and floating rate debt to finance its global operations. As a result, the company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. The company believes the political and economic risks related to its foreign operations are mitigated due to the stability of the countries in which its largest foreign operations are located.

      In the normal course of business, the company uses derivative financial instruments including interest rate swaps and foreign currency forward exchange contracts to manage its market risks. The company's objective in managing its exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow and to lower its overall borrowing costs. The company's objective in managing its exposure to changes in foreign currency exchange rates is to reduce the economic effect on earnings and cash flow associated with such changes. The company's principal currency exposures are in the major European currencies, the Japanese yen and certain Latin American currencies. The company does not hold derivatives for trading purposes.

      A quantitative and qualitative discussion about the company's market risk is contained on page 19 of its 1998 Annual Report to its shareholders. There have been no material changes in the market risks faced by the company since December 31, 1998.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 1. Legal Proceedings.

The company was a party in a case brought by Exxon Corporation and its affiliates, Exxon Chemical Patents, Inc. and Exxon Research & Engineering Company, in the Southern District of Texas, Houston Division, on September 19, 1989. The plaintiffs alleged that the company willfully infringed an Exxon patent pertaining to an oil soluble copper additive component and requested monetary damages and injunctive relief. This case is described further in Part I, Item 3 of the company's Annual Report on Form 10-K for the year ended December 31, 1998. On March 31, 1999, the company and Exxon reached a settlement of all intellectual property litigation between the two companies and their affiliates, including this case, except for litigation pending in Canada. Under this settlement agreement, the company received a cash payment of $16.8 million from Exxon in April 1999. The settlement concludes this case.


Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

              (a)   Exhibits

                    (10) The Lubrizol Corporation 1991 Stock Incentive Plan, as amended.

                    (27)     Financial Data Schedule.

              (b)   Reports on Form 8-K

                    There were no reports on Form 8-K filed during the quarter ended March 31, 1999.


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

Date:  May 13, 1999