Form 10-Q
period 1999-06-30
LUBRIZOL CORP
filed 1999-08-13
CIK 60751

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                    Yes   [ X ]         No   [   ]

Number of the registrant's common shares, without par value, outstanding, as of July 30, 1999: 54,605,352

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                           Item 1 Financial Statements
                           ---------------------------
                            THE LUBRIZOL CORPORATION
                            ------------------------


CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------
                                                          June 30         December 31
(In Thousands of Dollars)                                   1999              1998
-------------------------------------------------------------------------------------
ASSETS
------
Cash and short-term investments. . . . . . . . . . . .    $ 124,866          $ 53,639
Receivables. . . . . . . . . . . . . . . . . . . . . .      313,594           301,644
Inventories:
  Finished products. . . . . . . . . . . . . . . . . .      111,006           112,060
  Products in process. . . . . . . . . . . . . . . . .       58,169            66,485
  Raw materials. . . . . . . . . . . . . . . . . . . .       65,548            80,134
  Supplies and engine test parts . . . . . . . . . . .       17,365            18,933
                                                             ------            ------
                                                            252,088           277,612
                                                            -------           -------
Other current assets . . . . . . . . . . . . . . . . .       31,828            54,575
                                                             ------            ------
                    Total current assets . . . . . . .      722,376           687,470
Property and equipment - net . . . . . . . . . . . . .      692,772           718,850
Goodwill and intangible assets - net . . . . . . . . .      157,620           166,957
Investments in nonconsolidated companies . . . . . . .       29,593            26,490
Other assets . . . . . . . . . . . . . . . . . . . . .       39,933            43,470
                                                             ------            ------
                         TOTAL . . . . . . . . . . . .   $1,642,294        $1,643,237
                                                         ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Short-term debt and current portion of long-term debt      $ 15,663          $ 38,926
Accounts payable . . . . . . . . . . . . . . . . . . .      119,060           112,832
Accrued expenses and other current liabilities . . . .      126,875           118,270
                                                            -------           -------
                    Total current liabilities. . . . .      261,598           270,028
Long-term debt . . . . . . . . . . . . . . . . . . . .      390,032           390,394
Postretirement health care obligation. . . . . . . . .      107,105           106,641
Noncurrent liabilities . . . . . . . . . . . . . . . .       44,159            48,950
Deferred income taxes. . . . . . . . . . . . . . . . .       57,172            58,106
                                                             ------            ------
                    Total liabilities. . . . . . . . .      860,066           874,119
                                                            -------           -------


Contingencies and commitments
Shareholders' equity:
  Preferred stock without par value - authorized
    and unissued:
      Serial Preferred Stock - 2,000,000 shares
      Serial Preference Shares - 25,000,000 shares
  Common Shares without par value:
    Authorized 120,000,000 shares
    Outstanding - 54,602,756 shares as of June 30,
    1999 after deducting 31,593,138 treasury
    shares, 54,548,110 shares as of December 31,
      1998 after deducting 31,647,784 treasury shares        85,924                 84,651
  Retained earnings. . . . . . . . . . . . . . . . . .      750,749                709,994
  Accumulated other comprehensive income (loss). . . .      (54,445)               (25,527)
                                                           --------               --------
                    Total shareholders' equity . . . .      782,228                769,118
                                                            -------                -------
                         TOTAL . . . . . . . . . . . .   $1,642,294             $1,643,237
                                                         ==========             ==========

Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                            ------------------------


CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------------------------------
                                               Second Quarter                        Six Months
                                               Ended June 30                       Ended June 30
                                       ---------------------------------------------------------------
In Thousand Except Per Share Data)       1999              1998               1999              1998
------------------------------------------------------------------------------------------------------
Net sales. . . . . . . . . . . . . .   $433,129          $405,160          $879,756           $805,060
Royalties and other revenues . . . .      1,056               807             1,974              1,272
                                        -------           -------           -------            -------
          Total revenues . . . . . .    434,185           405,967           881,730            806,332
Cost of sales. . . . . . . . . . . .    296,985           279,017           600,159            556,052
Selling and administrative expenses      47,519            42,992            92,522             85,020
Research, testing and development
  expenses . . . . . . . . . . . . .     35,600            35,092            72,498             70,372
                                        -------           -------           -------            -------
          Total cost and expenses. .    380,104           357,101           765,179            711,444
Gain from litigation settlement. . .                       16,201            14,476             16,201
Special charge . . . . . . . . . . .                                         (3,136)
Other income (expense) - net . . . .       (160)              638            (3,268)             1,663
Interest income. . . . . . . . . . .      1,795             1,411             2,802              2,731
Interest expense . . . . . . . . . .     (7,284)           (3,865)          (14,424)            (6,938)
                                        -------           -------           -------            -------
Income before income taxes . . . . .     48,432            63,251           113,001            108,545
Provision for income taxes . . . . .     18,404            23,288            43,879             38,914
                                        -------           -------           -------            -------
Net income . . . . . . . . . . . . .   $ 30,028          $ 39,963          $ 69,122           $ 69,631
                                        =======           =======           =======            =======
Net income per share . . . . . . . .      $0.55             $0.71             $1.27              $1.23
                                        =======           =======           =======            =======
Net income per share, diluted. . . .      $0.55             $0.71             $1.26              $1.22
                                        =======           =======           =======            =======
Dividends per share. . . . . . . . .      $0.26             $0.26             $0.52              $0.52
                                        =======           =======           =======            =======
Average common shares outstanding. .     54,564            56,331            54,556             56,584


Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                            ------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------
                                                                 Six Months Ended
                                                                     June 30
                                                     ---------------------------------
(In Thousands of Dollars)                                       1999            1998
--------------------------------------------------------------------------------------
Cash provided from (used for):
Operating activities:
Net income. . . . . . . . . . . . . . . . . . . . .          $ 69,122         $ 69,631
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation and amortization . . . . . . . . .            48,245           42,825
    Deferred income taxes . . . . . . . . . . . . .             1,994            3,314
    Special charge. . . . . . . . . . . . . . . . .             3,136
    Change in current assets and liabilities:
      Receivables . . . . . . . . . . . . . . . . .           (24,434)         (16,970)
      Inventories . . . . . . . . . . . . . . . . .            17,123          (13,130)
      Accounts payable and accrued expenses . . . .            21,757           (6,039)
      Other current assets. . . . . . . . . . . . .            20,995            2,516
    Other items - net . . . . . . . . . . . . . . .            (1,380)              78
                                                               ------           ------
          Total operating activities. . . . . . . .           156,558           82,225
Investing activities:
  Capital expenditures. . . . . . . . . . . . . . .           (34,034)         (47,641)
  Acquisitions and investments in nonconsolidated
    companies . . . . . . . . . . . . . . . . . . .                            (14,630)
  Other - net . . . . . . . . . . . . . . . . . . .               675              462
                                                               ------           ------
          Total investing activities. . . . . . . .           (33,359)         (61,809)
Financing activities:
  Short-term borrowing (repayment). . . . . . . . .           (22,587)          22,292
  Long-term borrowing . . . . . . . . . . . . . . .             5,000
  Long-term repayments. . . . . . . . . . . . . . .            (2,640)          (1,906)
  Dividends paid. . . . . . . . . . . . . . . . . .           (28,367)         (29,432)
  Common shares (purchased) net of options exercised            1,273          (38,981)
                                                               ------           ------
          Total financing activities. . . . . . . .           (47,321)         (48,027)
Effect of exchange rate changes on cash . . . . . .            (4,651)            (995)
                                                               ------           ------
Net increase (decrease) in cash and short-term
  investments . . . . . . . . . . . . . . . . . . .            71,227          (28,606)
Cash and short-term investments at the beginning
  of period . . . . . . . . . . . . . . . . . . . .            53,639           86,504
                                                               ------           ------
Cash and short-term investments at end of period. .          $124,866         $ 57,898
                                                              =======           ======

                                       -4-
Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                            ------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                  June 30, 1999


1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and December 31, 1998, and the results of operations and cash flows for the applicable periods ended June 30, 1999 and 1998.

2. Net income per share is computed by dividing net income by average common shares outstanding during the period. Net income per share, diluted, includes the dilution effect resulting from outstanding stock options and stock awards.

     Per share amounts are computed as follows:

                                       Three Months Ended              Six Months Ended
                                             June 30                       June 30
                                    -----------------------       -----------------------
                                       1999           1998           1999          1998
                                       ----           ----           ----          ----
Numerator:
   Net income available to
       common shares                 $30,028        $39,963        $69,122        $69,631
                                     =======        =======        =======        =======
   Denominator:
     Weighted average common
       shares outstanding             54,564         56,331         54,556         56,584

     Dilutive effect of stock
       options and awards                167            275            113            295
                                     -------        -------        -------        -------

   Denominator for net income
     per share, diluted               54,731         56,606         54,669         56,879
                                     =======        =======        =======        =======

   Net income per share              $   .55        $   .71        $  1.27        $  1.23
                                     =======        =======        =======        =======

   Net income per share,
     diluted                         $   .55        $   .71        $  1.26        $  1.22
                                     =======        =======        =======        =======


3. Total comprehensive income for the three- and six-month periods ended June 30, 1999 and 1998 is comprised as follows:

                                  Three Months Ended                Six Months Ended
                                         June 30                        June 30
                              -------------------------        -------------------------
                                 1999             1998            1999             1998
                                 ----             ----            ----            ----

   Net income                 $ 30,028         $ 39,963         $ 69,122         $ 69,631
   Other comprehensive
     (loss)                     (8,751)          (3,565)         (28,918)          (3,499)
                              --------         --------         --------         --------

   Total comprehensive
     income                   $ 21,277         $ 36,398         $ 40,204         $ 66,132
                              ========         ========         ========         ========

Other comprehensive (loss) in each of the periods above is solely comprised of foreign currency translation adjustments, net of related tax effects.

                            THE LUBRIZOL CORPORATION
                            ------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------

                                  June 30, 1999


4. The company recorded a special charge of $23.3 million in the fourth quarter of 1998 related to the first phase of its cost reduction program. In the first quarter of 1999, the company recognized additional expense of $3.1 million, to reflect a greater amount for separation benefits, principally in Japan. This first phase resulted in a reduction of approximately 300 employees, most of whom were entitled to special severance benefit payments with the remaining positions eliminated through attrition. Substantially all the affected employees had terminated employment as of June 30, 1999. The special charge also included $2.8 million for the impairment of assets related to production units to be taken out of service. These units were permanently removed from service during the first quarter of 1999. Cash expenditures related to the cost reduction program of approximately $5.0 million and $16.3 million were made in the fourth quarter of 1998 and first half of 1999, respectively. Approximately $2.3 million remains as an accrued liability at June 30, 1999, representing cash relating to severance and other payments yet to be made in 1999.

     On July 29, 1999, the company announced the beginning of the second phase of its cost reduction program, focusing on lowering costs and improving efficiency in production and distribution activities. As part of this plan, the company's Painesville, Ohio, manufacturing plant will be reduced in size from 36 to 13 production systems between the third quarter of 1999 and the latter part of 2000, with most of this production to be transferred to the company's Deer Park, Texas, facility. Staff reductions of approximately 200 employees at Painesville will occur by the end of 2000, largely through voluntary separations and early retirements. The company currently expects to record a special charge of approximately $30 million in the third quarter to cover the costs of asset write-downs and severance and other expenses. Nearly half of the anticipated charge is expected to represent cash expenditures to be made for employee severance payments and other exit costs, and the remainder is expected to represent non-cash asset impairment losses. In order to achieve operational savings, the company will spend approximately $9 million of capital in the U.S. to replace existing Painesville capacity. Savings from the Painesville plant reductions are estimated to be $21 million per year by the latter part of 2000. After restructuring, the Painesville plant will continue to operate as a producer of smaller volume specialized intermediates and blender of certain additive packages.

5. The company has filed claims against Exxon Corporation and/or its affiliates relating to various commercial matters, including alleged infringements by Exxon of certain of the company's patents.

     On March 31, 1999, the company and Exxon Corporation reached a settlement of all pending intellectual property litigation between the two companies and their affiliates, except for litigation pending in Canada. Under the settlement agreement, Exxon paid the company cash of $16.8 million in April 1999. After deducting related expenses, this settlement increased pre-tax income by $14.5 million for the three-month period ended March 31, 1999 and the six months ended June 30, 1999.

                            THE LUBRIZOL CORPORATION
                            ------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                  June 30, 1999


     The company has prevailed in a case brought in Canada against Exxon's Canadian affiliate, Imperial Oil, Ltd., for infringement of the company's patent pertaining to dispersants, the largest additive component used in motor oils. A 1990 trial court verdict in favor of the company regarding the issue of liability was upheld by the Federal Court of Appeals of Canada in December 1992, and in October 1993, the Supreme Court of Canada dismissed Imperial Oil's appeal of the Court of Appeals' decision. The case has been returned to the trial court for an assessment of compensation damages, but no date has been set for a determination of such damages. In October 1994, the trial court judge determined that Imperial Oil had violated an earlier injunction for the manufacture or sale of the dispersant that is the subject of this case. The determination of penalty damages, if any, on account of this violation will be made after the court has determined the compensation damages for patent infringement. A reasonable estimation of the company's potential recovery relating to this litigation can not be made at this time, and no amounts that may be recovered in the future have been recorded in the company's financial statements as of June 30, 1999.

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

                            THE LUBRIZOL CORPORATION
                            ------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                                  June 30, 1999


     The following table presents a summary of the company's reportable segments for the three- and six months ended June 30, 1999 and 1998 on a basis of segmentation and on a basis of measurement of segment contribution income consistent with the previous year end:

                                                    Three Months Ended                Six Months Ended
                                                         June 30                            June 30
                                               ---------------------------        ---------------------------
                                                  1999              1998              1999              1998
                                                  ----              ----              ----              ----
   Revenue from external customers:
     Chemicals for transportation              $ 361,712         $ 344,877         $ 735,884         $ 686,759
     Chemicals for industry                       72,473            61,090           145,846           119,573
                                               ---------         ---------         ---------         ---------
        Total revenues                         $ 434,185         $ 405,967         $ 881,730         $ 806,332
                                               =========         =========         =========         =========

   Segment contribution income:
     Chemicals for transportation              $  78,642         $  71,319         $ 158,415         $ 138,967
     Chemicals for industry                        9,308             9,164            20,377            17,769
                                               ---------         ---------         ---------         ---------
        Total segment contribution
          income                               $  87,950         $  80,483         $ 178,792         $ 156,736
                                               =========         =========         =========         =========

   Segment operating profit before tax:
     Chemicals for transportation              $  48,317         $  43,290         $ 100,018         $  84,529
     Chemicals for industry                        5,604             6,214            13,265            12,022
                                               ---------         ---------         ---------         ---------
        Total segment operating
          profit before tax                       53,921            49,504           113,283            96,551
   Gain from litigation settlement                                  16,201            14,476            16,201
   Special charge                                                                     (3,136)
   Interest expense - net                         (5,489)           (2,454)          (11,622)           (4,207)
                                               ---------         ---------         ---------         ---------
   Consolidated income before tax              $  48,432         $  63,251         $ 113,001         $ 108,545
                                               =========         =========         =========         =========

7. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which was to become effective for the company no later than January 1, 2000. In June 1999, the FASB issued a further pronouncement which delayed the effective date for the company to January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be measured at fair value and recognized as either assets or liabilities in the balance sheet. The accounting for changes in the fair value of a derivative (that is, gains or losses) depends on the intended use of the derivative and its resulting hedge designation. The company uses derivative financial instruments only to manage well-defined foreign currency and interest rate risks. The company does not use derivative financial interests for trading purposes. The company is currently evaluating the requirements and effects of SFAS 133, but has not yet determined the impact on its financial position and results of operations when adopted.

                            THE LUBRIZOL CORPORATION
                            ------------------------
                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


RESULTS OF OPERATIONS
---------------------

Consolidated revenues increased 7% in the second quarter and 9% for the six months compared with 1998, primarily as a result of acquisitions and higher lubricant additive shipment levels in North America and Asia Pacific. Lower average selling prices were tempered by lower raw material costs and stable plant manufacturing expenses, resulting in a higher gross profit percent for the first half as compared to 1998. Selling, administrative and technical expenses increased, mostly because of acquisitions. After excluding litigation settlement gains and an adjustment to a special charge, net income increased 2% for the second quarter and 7% for the first half as compared to 1998. On a similar basis, net income per share increased 6% for the 1999 second quarter and 12% for the 1999 six-month period. Detailed comments relating to the company's results of operations and financial position follow below.

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

Consolidated revenues increased $28.2 million or 7% for the second quarter of 1999 compared with the second quarter of 1998 and increased $75.4 million or 9% for the first half of 1999 compared with the first half of 1998. On a year-to-year comparative basis, chemicals for transportation revenues increased $16.8 million, or 5%, for the second quarter and $49.1 million, or 7%, for the six months. On a similar basis, chemicals for industry revenues increased $11.4 million, or 19%, for the second quarter and $26.3 million, or 22%, for the six months. Acquisitions accounted for all of the consolidated revenue increase in the second quarter and $60.3 million, or seven percentage points, of the first half increase. Excluding acquisitions, second quarter volume increased 2% compared with the same period in 1998.

Sales volume increased 9% in the second quarter (2% excluding acquisitions) and 11% in the first half (4% excluding acquisitions) compared with 1998. North American shipments increased 10% for the quarter and 14% for the six months, with only 1% of the increase in each period attributable to acquisitions, as the region's results benefited from new business awarded in the second half of 1998 and some spot business. Shipments to international customers increased 8% for the quarter and 9% for the six months compared with 1998, principally because of acquisitions. Excluding acquisitions, international volume for the quarter was down 4% and volume for the six months increased 3%. Year to date shipments in Asia Pacific, excluding acquisitions, increased 15% compared to 1998 due partly to the order pattern of a particular customer, but also to economic improvement in the region. Year to date volume in Europe and Latin America, excluding acquisitions, decreased 11% and 8%, respectively, due primarily to sluggish economies, with some business loss. The company believes its current market share, on a worldwide basis, is approximately the same as the combined Lubrizol and Adibis market shares of a year ago.

                            THE LUBRIZOL CORPORATION
                            ------------------------
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


Average additive selling price for both the second quarter and the first six months of 1999 declined 4% compared with 1998, caused primarily by weaker product mix and lower pricing, and to a lesser extent by unfavorable currency. Sequentially, average selling price declined 3% from the first quarter to the second quarter of 1999 because of the same factors.

Cost of sales for the three and six-month periods ended June 30, 1999 increased 6% and 8%, respectively, reflecting the increase in shipment levels between the periods partially offset by a reduction in average raw material costs. Plant manufacturing expenses, excluding acquisitions, were flat. The company anticipates upward pressure on raw material costs in the second half of 1999 as a result of higher crude oil pricing and its downstream effect.

Gross profit (sales less cost of sales) increased $10.0 million or 8% for the second quarter of 1999, and $30.6 million or 12% for the first half of 1999, compared with the same periods in 1998. Approximately half of the increase in the second quarter and 40% of the first half increase was due to acquisitions, and approximately 20% in each period was due to currency effects. The remaining increase was due to higher volume and lower raw material costs, offset by lower average selling prices. These factors caused the gross profit percentage (net sales divided by cost of sales) to be 31.4% in the second quarter of 1999 and 31.8% in the first half, compared with 31.1% and 30.9% in the respective periods of 1998.

Selling and administrative expenses increased 11% (5% excluding acquisitions) for the second quarter of 1999 compared with 1998, and increased 9% (3% excluding acquisitions) for the first half of 1999 compared with 1998. The increases were primarily due to the accrual of higher variable performance pay based on 1999 results, and system-related expenses in connection with the implementation of the new enterprise-wide management information system and year-2000 compliance efforts.

Research, testing and development expenses (technology expenses) increased 1% for the second quarter and 3% for the first six months of 1999 compared with the same periods of 1998. Excluding acquisitions, technology expenses decreased 2% in the second quarter and were flat with 1998 for the six months. The first quarter of 1999 had included higher spending for engine tests conducted at third party facilities to meet performance specifications; such spending was reduced in the second quarter as products were qualified. The company anticipates a delay in the effective date of the U.S. passenger car motor oil technical standard, GF-3, and hence a delay in the related testing activities. The company expects this will enable it to reduce 1999 full-year technology expenses to an amount below the 1998 level. The company intends to carefully manage the impact of the delay on year 2000 testing expenses.

                            THE LUBRIZOL CORPORATION
                            ------------------------
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


Primarily as a result of the above factors, 1999 second quarter revenues increased by $5.2 million more than the increase in total cost and expenses, and 1999 first half revenues increased $21.7 more than the increase in total cost and expenses, in each case as compared to 1998.

The change in other income negatively affected pre-tax income by $.8 million for the second quarter and by $4.9 million for the first half of 1999 compared with 1998. The unfavorable change for the six months was due primarily to higher amortization of goodwill relating to acquisitions made in the second half of 1998 and higher currency translation and transaction losses, principally in Brazil, which was partially offset by higher equity earnings of affiliated companies.

Interest expense (net of interest income) increased $3.0 million for the second quarter and $7.4 million for the first half of 1999 principally because of higher borrowings necessitated by the acquisitions made during the second half of 1998.

On March 31, 1999, the company and Exxon Corporation reached a settlement of all pending intellectual property litigation between the two companies and their affiliates, except for litigation pending in Canada. Under the settlement agreement, Exxon paid the company cash of $16.8 million in April 1999. After deducting related expenses, this settlement increased pre-tax income by $14.5 million ($9.0 million after-tax or $.16 per share) for the three months ended March 31, 1999, and the six months ended June 30, 1999. Refer to Note 5 to the financial statements for further discussion regarding the company's litigation with Exxon.

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

During 1998, the company increased its annual effective tax rate (ETR) once in the second quarter and again in the third quarter in arriving at an annual ETR of 38%, on pre-tax income before the gain from a litigation settlement and a special charge. In the first half of 1999, the ETR, before the gain from another litigation settlement and the increase to the special charge, was 38% as compared to 36% for the first half of 1998. The higher ETR had an unfavorable effect of $.04 on earnings per share for the first half of 1999, but no impact on earnings per share for the second quarter of 1999. After considering the tax effects of the gains from the litigation settlements and the special charge, the ETR was 38.8% for the first half of 1999 compared with 35.9% for the first half of 1998.

                            THE LUBRIZOL CORPORATION
                            ------------------------

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


Primarily as a result of the above factors, net income for the second quarter of 1999 was $30.0 million or $.55 per share as compared to $40.0 million or $.71 per share for the second quarter of 1998. For the first half of 1999, net income was $69.1 million or $1.27 per share ($1.26 per share diluted) as compared to $69.6 million or $1.23 per share for the first half of 1998. After excluding from 1999 the first quarter gain from the litigation settlement and the adjustment to the special charge, and after excluding from 1998 the second quarter litigation settlement, net income in the second quarter of 1999 was $30.0 million ($.55 per share) compared to $29.4 million ($.52 per share) in the second quarter of 1998; and net income for the six months of 1999 was $63.0 million ($1.16 per share; $1.15 per share diluted) compared to $59.1 million ($1.04 per share) for the first half of 1998.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
------------------------------------------------

Cash provided from operating activities was $156.6 million for the first six months of 1999 compared with $82.2 million for the first six months of 1998. The improvement in cash flow from operations was principally attributable to a $35 million reduction in working capital in 1999 compared to $34 million growth in working capital in 1998. The company put initiatives in place in 1999 to reduce investment in inventories and receivables.

Capital expenditures in the first half of 1999 were $34.0 million compared with $47.6 million for same 1998 period. The reduction was due to lower spending on manufacturing projects and reduced spending on the enterprise-wide management information system. The company estimates capital spending for the full year 1999 will be approximately $80 million, compared with $93.4 million in 1998.

The company expended $14.6 million in cash for two acquisitions made during the first quarter of 1998. The acquisitions were in the company's chemicals for industry operating segment, in the business areas of metalworking additives and coating additives.

In prior years the company maintained an active share repurchase program. However, the company did not repurchase any shares during the first half of 1999 and does not anticipate making share repurchases during the remainder of 1999.

The increase in cash flow from operating activities, and the absence of share repurchases, enabled the company to reduce its borrowings by $20.2 million during the six months ended June 30, 1999. The company's net debt as a percent of total capitalization (shareholders' equity plus net short- and long-term debt) decreased from 35% at December 31, 1998 to 29% at June 30, 1999 because of the strong cash flow. Net debt is the total of short- and long-term debt, reduced by cash and short-term investments in excess of an assumed operating cash level of $40 million.

Primarily as a result of these activities and the payment of dividends, the balance of cash and short-term investments increased $71.2 million at June 30, 1999 compared with December 31, 1998.

                            THE LUBRIZOL CORPORATION
                            ------------------------

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------



The company's financial position remains strong with a ratio of current assets to current liabilities of 2.8 to 1 at June 30, 1999 compared with a ratio of 2.5 to 1 at December 31, 1998. The company had $300 million in available committed revolving credit facilities at December 31, 1998, of which half expired on June 30, 1999. The other half, which remains unused, expires June 30, 2003. The company did not renew the $150 million in facilities which expired because the November 1998 issuance of $200 million in long-term notes reduced the expected financial requirements. The company believes its current credit facilities, internally generated funds and ability to obtain additional financing will be sufficient to meet its future spending needs.

COST REDUCTION PROGRAM
----------------------

The company initiated a series of steps in 1998 to reduce costs and improve its worldwide operating structure and is executing these steps in two phases over a period approximating two years. The first phase, which began in the fourth quarter of 1998, has resulted in employee reductions of approximately 7%, or 300 employees at both domestic and international locations. Approximately 55% of the employee reductions occurred by December 31, 1998, a further 35% occurred in the first quarter of 1999, and the remainder has substantially been completed in the second quarter of 1999.

The company estimates these actions will lower future operating costs by an annualized amount of $28 million beginning in 1999, of which approximately $11 million has been realized through June 30, 1999. Refer to Note 4 to the financial statements for further information regarding the cost reduction program.

Cash expenditures related to the cost reduction program of approximately $5.0 million and $16.3 million were made in the fourth quarter of 1998 and first half of 1999, respectively. Approximately $2.3 million remains as an accrued liability at June 30, 1999, representing cash yet to be paid in 1999.

The second phase of the company's cost reduction program, announced July 29, 1999, will focus on lowering costs and improving efficiency in production and distribution activities. See Note 4 to the financial statements for further discussion.

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

The company's Year 2000 compliance strategy incorporates the conversion of most of its business information systems from mainframe systems to compliant, client/server systems. The company believes that implementation of such systems has permitted it to avoid approximately 80% of the effort that otherwise would have been required to make these legacy systems Year 2000 compliant. This conversion process is part of the company's global enterprise-wide management information system, which was implemented in the United States during 1998 and implemented in Europe in April 1999. Although the implementation date for the global enterprise-wide management system at a number of company facilities outside of the United States and Europe is anticipated to be after January 1, 2000, the company has developed Year 2000 compliance plans to address business information systems at each of those facilities.

The company estimates approximately 20% of the total remediation effort is attributable to activities not related to the global enterprise-wide management information system discussed above. Based upon the effort expended through July 31, 1999, the company believes it has completed approximately 95% of the desired remediation activities that are in addition to its progress on the enterprise-wide management information systems. The company has substantially completed its assessment of the actions necessary with respect to all of its other date-based computer systems in order to minimize Year 2000-related disruptions. The remediation, testing and certification of such systems at each site is substantially finished, and the completion of remaining activities, including development of final contingency plans, is expected to occur during the third quarter of 1999.

Through June 30, 1999, the company incurred costs of approximately $70 million related to the implementation of its global enterprise-wide management information systems, of which approximately $52 million was capitalized and $18 million expensed. The company estimates additional costs in 1999 of approximately $9 million, of which approximately $2 million is expected to be capitalized. In addition, the company estimates the total costs for conducting its Year 2000 remedial activities not addressed by the global enterprise-wide management information system at approximately $9 million. The company has expended approximately $5.2 million for these activities through June 30, 1999, including $3.2 million in the first half of 1999.

                            THE LUBRIZOL CORPORATION
                            ------------------------

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


The company continues to survey suppliers critical to its business for the purpose of obtaining assurance regarding their ability to properly operate their systems in the Year 2000. Based on this process, the company believes its ability to obtain critical materials will not be significantly affected by its suppliers' Year 2000 situations. The company has also been surveying significant customers to determine Year 2000 readiness. However, the company has no contractual or other right to compel its suppliers or customers to be Year 2000 compliant.

The company has developed high-level contingency plans in the event any of its critical suppliers or significant customers should incur Year 2000 failures in their systems that would cause a disruption in the company's ability to conduct business. More detailed contingency plans are in the process of being finalized for each facility. Some of the areas addressed in these plans include increased staffing, higher carrying levels of inventory for critical materials, components and finished goods and alternate suppliers for critical raw materials. The company's view of a "reasonably likely worst case scenario" would entail the temporary shutdown of a production unit at one or more of the company's major manufacturing sites. Although the company does not anticipate such a scenario will occur, if it were to occur, the company believes it would be able to correct the problem in a timely fashion, alternatively source the production or satisfy the customer demand from existing inventory. If the company's contingency plans are not adequate or its suppliers or customers fail to remedy their own Year 2000 matters, the company's results of operations and financial condition may be materially adversely affected.

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

                           PART II. OTHER INFORMATION
                           --------------------------

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              The Annual Meeting of Shareholders of the Corporation was held April 26, 1999. The following matters were voted on by the shareholders:

              1.   Election of directors:

                   (a) William G. Bares. The vote was 44,949,105 shares for and 2,941,533 shares to withhold authority.

                   (b) Jerald A. Blumberg. The vote was 44,978,391 shares for and 2,912,247 shares to withhold authority.

                   (c) Peggy Gordon Elliott. The vote was 44,906,908 shares for and 2,983,730 shares to withhold authority.

                   (d) David H. Hoag. The vote was 44,937,957 shares for and 2,952,681 shares to withhold authority.

                   (e) Daniel E. Somers. The vote was 44,977,578 shares for and 2,913,060 shares to withhold authority.

              2. A proposal to confirm the appointment of Deloitte & Touche LLP as independent auditors. The vote was 47,464,704 shares for; 269,099 shares against; and 156,835 shares abstaining.

                            THE LUBRIZOL CORPORATION
                            ------------------------


                     PART II. OTHER INFORMATION (Continued)
                     --------------------------------------


              3. A proposal to adopt a shareholder proposal regarding The Lubrizol Corporation Shareholder Rights Plan. The vote was 27,035,345 shares for; 12,586,394 shares against; and 1,194,341 shares abstaining. A total of 7,074,558 shares that were represented at the meeting did not exercise any of the options set forth above.


Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

              (a)  Exhibits

                   (27)  Financial Data Schedule

              (b)  Reports on Form 8-K

                   During the quarter ended June 30, 1999, The Lubrizol Corporation filed a Current Report on Form 8-K dated March 31, 1999, reporting under "Item 5 - Other Events," the settlement between The Lubrizol Corporation and Exxon Corporation of all intellectual property litigation between the two companies and their affiliates, except for litigation in Canada.


                                   Signatures
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE LUBRIZOL CORPORATION

                                        /s/John R. Ahern
                                        ------------------------------
                                        John R. Ahern
                                        Chief Accounting Officer and
                                          Duly Authorized Signatory of
                                          The Lubrizol Corporation

Date:  August 13, 1999