Form 10-Q
period 1999-09-30
LUBRIZOL CORP
filed 1999-11-12
CIK 60751

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                    Yes   [ X ]         No   [   ]

Number of the registrant's common shares, without par value, outstanding, as of October 29, 1999: 54,609,821.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                           Item 1 Financial Statements
                           ---------------------------

                            THE LUBRIZOL CORPORATION
                            ========================


CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------
                                                            September 30     December 31
(In Thousands of Dollars)                                       1999             1998
----------------------------------------------------------------------------------------
ASSETS
------
Cash and short-term investments .......................     $   163,767      $    53,639
Receivables ...........................................         314,991          301,644
Inventories:
  Finished products ...................................         115,318          112,060
  Products in process .................................          56,644           66,485
  Raw materials .......................................          67,135           80,134
  Supplies and engine test parts ......................          17,687           18,933
                                                            -----------      -----------
                                                                256,784          277,612
                                                            -----------      -----------
Other current assets ..................................          27,632           54,575
                                                            -----------      -----------
                    Total current assets ..............         763,174          687,470
Property and equipment - net ..........................         683,831          718,850
Goodwill and intangible assets - net ..................         155,512          166,957
Investments in nonconsolidated companies ..............          29,871           26,490
Other assets ..........................................          41,890           43,470
                                                            -----------      -----------
                         TOTAL ........................     $ 1,674,278      $ 1,643,237
                                                            ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Short-term debt and current portion of long-term debt .     $    17,027      $    38,926
Accounts payable ......................................         121,258          112,832
Accrued expenses and other current liabilities ........         139,266          118,270
                                                            -----------      -----------
                    Total current liabilities .........         277,551          270,028
Long-term debt ........................................         389,714          390,394
Postretirement health care obligation .................         107,294          106,641
Noncurrent liabilities ................................          46,864           48,950
Deferred income taxes .................................          53,922           58,106
                                                            -----------      -----------
                    Total liabilities .................         875,345          874,119
                                                            -----------      -----------
Contingencies and commitments
Shareholders' equity:
  Preferred stock without par value - authorized
    and unissued:
      Serial Preferred Stock - 2,000,000 shares
      Serial Preference Shares - 25,000,000 shares
  Common Shares without par value:
    Authorized 120,000,000 shares
    Outstanding - 54,609,821 shares as of September 30,
      1999 after deducting 31,586,073 treasury
      shares, 54,548,110 shares as of December 31,
      1998 after deducting 31,647,784 treasury shares .          86,073           84,651
  Retained earnings ...................................         756,970          709,994
  Accumulated other comprehensive income (loss)  ......         (44,110)         (25,527)
                                                            -----------      -----------
                    Total shareholders' equity ........         798,933          769,118
                                                            -----------      -----------
                         TOTAL ........................     $ 1,674,278      $ 1,643,237
                                                            ===========      ===========


Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                            ========================


CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------------------------------
                                                Third Quarter                      Nine Months
                                              Ended September 30                Ended September 30
                                         --------------------------------------------------------------
(In Thousands Except Per Share Data)         1999             1998            1999              1998
-------------------------------------------------------------------------------------------------------
Net sales ..........................     $   431,978      $   403,262      $ 1,311,734      $ 1,208,322
Royalties and other revenues .......           1,251              782            3,225            2,054
                                         -----------      -----------      -----------      -----------
          Total revenues ...........         433,229          404,044        1,314,959        1,210,376
Cost of sales ......................         295,366          283,010          895,525          839,062
Selling and administrative expenses           43,854           45,042          136,376          130,062
Research, testing and development
  expenses .........................          34,753           40,328          107,251          110,700
                                         -----------      -----------      -----------      -----------
          Total cost and expenses ..         373,973          368,380        1,139,152        1,079,824
Gain from litigation settlement ....                                            14,476           16,201
Special charges ....................         (20,767)                          (23,903)
Other income (expense) - net .......          (2,398)          (1,714)          (5,666)             (51)
Interest income ....................           2,433            1,272            5,235            4,003
Interest expense ...................          (8,066)          (5,447)         (22,490)         (12,385)
                                         -----------      -----------      -----------      -----------
Income before income taxes .........          30,458           29,775          143,459          138,320
Provision for income taxes .........          10,046           13,161           53,925           52,075
                                         -----------      -----------      -----------      -----------
Net income .........................     $    20,412      $    16,614      $    89,534      $    86,245
                                         ===========      ===========      ===========      ===========
Net income per share ...............     $      0.37      $      0.30      $      1.64      $      1.53
                                         ===========      ===========      ===========      ===========
Net income per share, diluted ......     $      0.37      $      0.30      $      1.64      $      1.53
                                         ===========      ===========      ===========      ===========
Dividends per share ................     $      0.26      $      0.26      $      0.78      $      0.78
                                         ===========      ===========      ===========      ===========
Average common shares outstanding ..          54,607           55,625           54,573           56,265


Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                            ========================


CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------
                                                              Nine Months Ended
                                                                September 30
                                                         -------------------------
(In Thousands of Dollars)                                   1999            1998
----------------------------------------------------------------------------------
Cash provided from (used for):
Operating activities:
Net income .........................................     $  89,534      $  86,245
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation and amortization ..................        72,462         66,944
    Deferred income taxes ..........................         2,489          4,678
    Special charges ................................        23,903
    Change in current assets and liabilities:
      Receivables ..................................       (19,824)        (6,609)
      Inventories ..................................        16,807        (12,871)
      Accounts payable and accrued expenses ........        18,620        (31,387)
      Other current assets .........................        21,524          3,765
    Other items - net ..............................           (53)          (610)
                                                         ---------      ---------
          Total operating activities ...............       225,462        110,155
Investing activities:
  Capital expenditures .............................       (47,572)       (68,320)
  Acquisitions and investments in nonconsolidated
    companies ......................................                     (149,485)
  Other - net ......................................           830          2,493
                                                         ---------      ---------
          Total investing activities ...............       (46,742)      (215,312)
Financing activities:
  Short-term borrowing (repayment)  ................       (22,974)       183,516
  Long-term borrowing ..............................         5,000          2,762
  Long-term repayments .............................        (5,037)        (2,147)
  Dividends paid ...................................       (42,558)       (43,924)
  Common shares (purchased) net of options exercised         1,422        (56,267)
                                                         ---------      ---------
          Total financing activities ...............       (64,147)        83,940
Effect of exchange rate changes on cash ............        (4,445)           197
                                                         ---------      ---------
Net increase (decrease) in cash and short-term
  investments ......................................       110,128        (21,020)
Cash and short-term investments at the beginning
  of period ........................................        53,639         86,504
                                                         ---------      ---------
Cash and short-term investments at end of period ...     $ 163,767      $  65,484
                                                         =========      =========


Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                            ========================

                   Notes to Consolidated Financial Statements
                   ------------------------------------------

                               September 30, 1999


1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and December 31, 1998, and the results of operations and cash flows for the applicable periods ended September 30, 1999 and 1998.

2. Net income per share is computed by dividing net income by average common shares outstanding during the period. Net income per share, diluted, includes the dilution effect resulting from outstanding stock options and stock awards.

     Per share amounts are computed as follows:

                                    Three Months Ended      Nine Months Ended
                                        September 30           September 30
                                    -------------------     ------------------
                                      1999        1998        1999        1998
                                      ----        ----        ----        ----
     Numerator:
       Net income available to
         common shares              $20,412     $16,614     $89,534     $86,245
                                    =======     =======     =======     =======
     Denominator:
       Weighted average common
         shares outstanding          54,607      55,625      54,573      56,265

       Dilutive effect of stock
         options and awards             169          68         132         219
                                    -------     -------     -------     -------

     Denominator for net income
       per share, diluted            54,776      55,693      54,705      56,484
                                    =======     =======     =======     =======

     Net income per share           $   .37     $   .30     $  1.64     $  1.53
                                    =======     =======     =======     =======

     Net income per share,
       diluted                      $   .37     $   .30     $  1.64     $  1.53
                                    =======     =======     =======     =======


3. Total comprehensive income for the three- and nine-month periods ended September 30, 1999 and 1998 is comprised as follows:

                                Three Months Ended        Nine Months Ended
                                   September 30             September 30
                             ---------------------     ----------------------
                                1999         1998         1999          1998
                                ----         ----         ----          ----

     Net income              $ 20,412     $ 16,614     $ 89,534      $ 86,245
     Other comprehensive
       income(loss)            10,335       16,964      (18,583)       13,465
                             --------     --------     --------      --------

     Total comprehensive
       income                $ 30,747     $ 33,578     $ 70,951      $ 99,710
                             ========     ========     ========      ========

     Other comprehensive income(loss) in each of the periods above is solely comprised of foreign currency translation adjustments, net of related tax effects.

                            THE LUBRIZOL CORPORATION
                            ========================

                   Notes to Consolidated Financial Statements
                   ------------------------------------------

                               September 30, 1999


4. The company recorded a special charge of $23.3 million in the fourth quarter of 1998 related to the first phase of its cost reduction program. In the first quarter of 1999, the company recognized additional expense of $3.1 million, to reflect a greater amount for separation benefits, principally in Japan. This first phase resulted in a reduction of approximately 300 employees, most of whom were entitled to special severance benefit payments with the remaining positions eliminated through attrition. Substantially all the affected employees had terminated employment as of September 30, 1999. The special charge, as adjusted, also included $2.0 million for the impairment of assets related to production units to be taken out of service. These units were permanently removed from service during the first quarter of 1999. Cash expenditures related to the cost reduction program of approximately $5.0 million and $17.3 million were made in the fourth quarter of 1998 and first nine months of 1999, respectively. Approximately $2.1 million remains as an accrued liability at September 30, 1999, representing cash relating to severance and other payments yet to be made in 1999.

     The company recorded a special charge of $20.8 million in the third quarter of 1999 relating to the second phase of its cost reduction program, which focuses on lowering costs and improving efficiency in production and distribution activities. As part of this plan, the company's Painesville, Ohio, manufacturing plant will be reduced in size from 36 to 13 production systems between the third quarter of 1999 and the latter part of 2000, with most of this production to be transferred to the company's Deer Park, Texas, facility. Staff reductions of approximately 200 employees will occur by the end of 2000, through a combination of early retirements and voluntary and involuntary separations. The special charge consists of employee termination benefits and other exit costs of $11.9 million and an asset impairment of $8.9 million. The impairment loss represents the difference between book value of equipment and fair value as measured by the estimated net present value of cash flow from the sale of affected products through the system shutdown dates. Through September 30, 1999, the company has shut down 5 of the 23 targeted production systems, separated approximately 8% of the employees and made cash payments of $.3 million. In order to achieve operational savings, the company will spend approximately $8 million of capital to replace existing Painesville capacity. Annual savings from the Painesville plant reductions are estimated to be $20 million by the latter part of 2000. After restructuring, the Painesville plant will continue to operate as a producer of smaller volume specialized intermediates and blender of certain additive packages.

5. The company has filed claims against Exxon Corporation and/or its affiliates relating to various commercial matters, including alleged infringements by Exxon of certain of the company's patents.

     On March 31, 1999, the company and Exxon Corporation reached a settlement of all pending intellectual property litigation between the two companies and their affiliates, except for litigation pending in Canada. Under the settlement agreement, Exxon paid the company cash of $16.8 million in April 1999. After deducting related expenses, this settlement increased pre-tax income by $14.5 million for the three-month period ended March 31, 1999 and the nine months ended September 30, 1999.

                            THE LUBRIZOL CORPORATION
                            ========================

                   Notes to Consolidated Financial Statements
                   ------------------------------------------

                               September 30, 1999


     The company has prevailed in a case brought in Canada against Exxon's Canadian affiliate, Imperial Oil, Ltd., for infringement of the company's patent pertaining to dispersants, the largest additive component used in motor oils. A 1990 trial court verdict in favor of the company regarding the issue of liability was upheld by the Federal Court of Appeals of Canada in December 1992, and in October 1993, the Supreme Court of Canada dismissed Imperial Oil's appeal of the Court of Appeals' decision. The case has been returned to the trial court for an assessment of compensation damages, but no date has been set for a determination of such damages. In October 1994, the trial court judge determined that Imperial Oil had violated an earlier injunction for the manufacture or sale of the dispersant that is the subject of this case. The determination of penalty damages, if any, on account of this violation will be made after the court has determined the compensation damages for patent infringement. A reasonable estimation of the company's potential recovery relating to this litigation can not be made at this time, and no amounts that may be recovered in the future have been recorded in the company's financial statements as of September 30, 1999.

     On April 23, 1998, the company reached a settlement with Exxon of a lawsuit pending in federal court in Ohio and received cash of $19 million. After deducting related expenses, this settlement increased pre-tax income by $16.2 million for the nine-month period ended September 30, 1998.

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

                            THE LUBRIZOL CORPORATION
                            ========================

                   Notes to Consolidated Financial Statements

                               September 30, 1999


     The following table presents a summary of the company's reportable segments for the three and nine months ended September 30, 1999 and 1998 on a basis of segmentation and on a basis of measurement of segment contribution income consistent with the previous year end:


                                                   Three Months Ended                Nine Months Ended
                                                      September 30                      September 30
                                              ----------------------------      ----------------------------
                                                  1999             1998             1999             1998
                                              -----------      -----------      -----------      -----------
     Revenue from external customers:
       Chemicals for transportation           $   359,030      $   334,634      $ 1,094,914      $ 1,021,393
       Chemicals for industry                      74,199           69,410          220,045          188,983
                                              -----------      -----------      -----------      -----------
          Total revenues                      $   433,229      $   404,044      $ 1,314,959      $ 1,210,376
                                              ===========      ===========      ===========      ===========

     Segment contribution income:
       Chemicals for transportation           $    78,417      $    53,715      $   236,832      $   192,682
       Chemicals for industry                      10,003            9,630           30,380           27,399
                                              -----------      -----------      -----------      -----------
          Total segment contribution
            income                            $    88,420      $    63,345      $   267,212      $   220,081
                                              ===========      ===========      ===========      ===========

     Segment operating profit before tax:
       Chemicals for transportation           $    50,282      $    27,119      $   150,300      $   111,648
       Chemicals for industry                       6,576            6,831           19,841           18,853
                                              -----------      -----------      -----------      -----------
          Total segment operating
            profit before tax                      56,858           33,950          170,141          130,501
     Gain from litigation settlement                                                 14,476           16,201
     Special charge                               (20,767)                          (23,903)
     Interest expense - net                        (5,633)          (4,175)         (17,255)          (8,382)
                                              -----------      -----------      -----------      -----------
     Consolidated income before tax           $    30,458      $    29,775      $   143,459      $   138,320
                                              ===========      ===========      ===========      ===========


7. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which was to become effective for the company no later than January 1, 2000. In June 1999, the FASB issued SFAS 137 which delayed the required effective date for the company until January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that all derivatives be measured at fair value and recognized as either assets or liabilities in the balance sheet. The accounting for changes in the fair value of a derivative (that is, gains or losses) depends on the intended use of the derivative and its resulting hedge designation. The company uses derivative financial instruments only to manage well-defined foreign currency and interest rate risks. The company does not use derivative financial instruments for trading purposes. The company is currently evaluating the requirements and effects of SFAS 133, but has not yet determined the impact on its financial position and results of operations when adopted.

                            THE LUBRIZOL CORPORATION
                            ========================

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------

RESULTS OF OPERATIONS
---------------------
Consolidated revenues increased 7% in the third quarter and 9% for the nine months compared with 1998, primarily as a result of acquisitions and higher lubricant additive shipment levels in North America and Asia Pacific. The company also benefited from lower costs and expenses, partially offset, during the first half of the year, by lower average selling prices. The company recorded a pre-tax special charge of $20.8 million for the previously announced downsizing of its Painesville, Ohio production facility. Even after the special charge, third quarter and year-to-date net income increased 23% and 4%, respectively, compared with 1998. Excluding the special charge and litigation settlement gains in the first half of both years, earnings per share increased 103% for the third quarter and 32% for the nine months, compared to 1998. Detailed comments relating to the company's results of operation and financial position follow below.

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

Consolidated revenues increased $29.2 million or 7% for the third quarter of 1999 compared with the third quarter of 1998, and increased $104.6 million or 9% for the nine months of 1999 compared with 1998. On a year-to-year comparative basis, chemicals for transportation revenues increased $24.4 million, or 7%, for the third quarter and $73.5 million, or 7%, for the nine months. On a similar basis, chemicals for industry revenues increased $4.8 million, or 7%, for the third quarter and $31.1 million, or 16%, for the nine months. Acquisitions accounted for $9.8 million, or two percentage points, of the consolidated revenue increase in the third quarter and $76.4 million, or six percentage points, of the nine-month increase, which primarily reflects the acquisitions of Adibis and Carroll Scientific during the summer of 1998.

Sales volume increased 7% in the third quarter (4% excluding acquisitions) and 10% for the nine months (4% excluding acquisitions) compared with 1998. North American shipments increased 9% for the quarter and 12% for the nine months, as the region's results benefited from new business awarded in the second half of 1998 and some spot business in 1999. Shipments to international customers increased 5% for the third quarter and 8% for the nine months compared with 1998, principally because of acquisitions. Excluding acquisitions, international volume for the quarter was up 1% and volume for the nine months decreased 1%. Year-to-date shipments in Asia Pacific, excluding acquisitions, increased 16% compared to 1998 due partly to the order pattern of a particular customer, but also to economic improvement in the region. Year-to-date volume in Europe and Latin America, excluding acquisitions, decreased 7% and 9% respectively in each region, due primarily to sluggish economies, with some business loss.

                            THE LUBRIZOL CORPORATION
                            ========================

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------

Average additive selling price for the third quarter of 1999 was flat with last year's third quarter, and for the nine months of 1999 declined 3% compared with 1998, caused primarily by weaker product mix and lower pricing.

Cost of sales for the three and nine-month periods ended September 30, 1999 increased 4% and 7%, respectively, reflecting the increase in shipment levels between the periods, partially offset by lower average raw material costs as compared to 1998. However, on a sequential basis, the company has experienced a 4% increase in average raw material costs between the second and third quarters of 1999 and anticipates a further 3 to 4 percent increase from September to the end of the year as a result of higher crude oil pricing and its downstream effect. In November, 1999, the company announced a global price increase to recover its higher raw material costs, effective December 15, 1999, for the majority of markets and January 15, 2000, for the remainder. The increase is not expected to have a significant impact on 1999 revenues. Plant manufacturing expenses for the nine months, excluding acquisitions, were 1% higher than last year.

Gross profit (sales less cost of sales) increased $16.4 million or 14% for the third quarter of 1999, and $46.9 million or 13% for the first nine months of 1999, compared with the same periods in 1998. Approximately $2 million of the increase in the third quarter and one-third of the increase for the nine months was due to acquisitions, and approximately 20% in each period was due to currency effects. The remaining increase was due to higher volume and lower first half material costs offset, with respect to the nine-month period, by lower average selling prices. These factors caused the gross profit percentage (gross profit divided by net sales) to be 31.6% in the third quarter of 1999 and 31.7% for the nine months, compared with 29.8% and 30.6% in the respective periods of 1998.

Selling and administrative expenses decreased 3% (4% excluding acquisitions) for the third quarter of 1999 compared with 1998, and increased 5% (flat excluding acquisitions) for the nine months of 1999 compared with 1998. For the third quarter, accruals for higher variable performance pay, based on better 1999 results, were offset by lower information technology-related expenses, as the European phase of the Company's new enterprise-wide management information system was completed in the second quarter, and by cost reductions at acquired businesses. For the nine months, the increase was primarily due to the accrual of higher variable performance pay, system-related expenses in connection with the implementation of the new enterprise-wide management information system, and year-2000 compliance efforts during the first half of the year, partially offset by lower legal expenses and favorable currency effects.

Research, testing and development expenses (technology expenses) decreased 14% for the third quarter and 3% for the nine months of 1999 compared with the same periods of 1998. Excluding acquisitions, technology expenses decreased 15% in the third quarter and 6% for the nine months. The company was able to reduce spending during the second and third quarters of 1999 for engine tests conducted at third party facilities to meet performance specifications. In addition, an industry delay in the effective date of the U.S. passenger car motor oil technical standard, GF-3, has resulted in a deferral of the related testing activities. This delay, along with savings generated from the first phase of the company's cost reduction program implemented late in 1998, has resulted in lower technical expense in 1999 compared with 1998. The company intends to carefully manage the impact of the delay on year 2000 testing expenses.

                            THE LUBRIZOL CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


Primarily as a result of the above factors, 1999 third quarter revenues increased by $23.6 million more than the increase in total cost and expenses, and 1999 nine month revenues increased $45.3 more than the increase in total cost and expenses, in each case as compared to 1998.

The change in other income negatively affected pre-tax income by $.7 million for the third quarter and by $5.6 million for the nine months of 1999 compared with 1998. The unfavorable change for the nine months was due primarily to higher amortization of goodwill relating to acquisitions made in the second half of 1998 and higher currency translation and transaction losses, principally in Brazil, which was partially offset by higher equity earnings of affiliated companies.

Interest expense (net of interest income) increased $1.5 million for the third quarter and $8.9 million for the nine months principally because of higher borrowings necessitated by the acquisitions made during the second half of 1998.

On March 31, 1999, the company and Exxon Corporation reached a settlement of all pending intellectual property litigation between the two companies and their affiliates, except for litigation pending in Canada. Under the settlement agreement, Exxon paid the company cash of $16.8 million in April 1999. After deducting related expenses, this settlement increased pre-tax income by $14.5 million ($9.0 million after-tax or $.16 per share) for the three months ended March 31, 1999, and the nine months ended September 30, 1999. Refer to Note 5 to the financial statements for further discussion regarding the company's litigation with Exxon.

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

In the third quarter of 1999, the company recorded a special charge of $20.8 million relating to the restructuring of its Painesville, Ohio manufacturing plant, as more fully described in Note 4 to the financial statements and the Cost Reduction Programs section of this management's discussion and analysis. After tax, the special charge reduced net income by $12.9 million, or $.24 per share.

The company's effective tax rate (ETR) for the nine months ended September 30 was 37.6% in both 1999 and 1998. On an operating basis, excluding the special charges and the litigation settlement gains in both periods, the ETR was 37.0% in 1999 (which is the company's anticipated rate for the full year) compared with 38.0% in 1998 (which was the final rate for that full year). The reduction in the ETR is due to improvement in the profitability of certain foreign subsidiaries with loss carryforwards.

For the third quarter, the company's ETR was 33.0% in 1999 (35.0% excluding the special charge) compared with 44.2% in 1998. The difference in quarterly rates is due to adjustments required in each period to state the year-to-date ETR at the expected full-year rate (in the case of 1999, adjusting from a six-month rate excluding special items of 38.0% to an annual rate of 37.0%, and in the case of 1998, adjusting from a six-month rate excluding special items of 36.0% to an annual rate of 38.0%).

                            THE LUBRIZOL CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


Primarily as a result of the above factors, net income for the third quarter of 1999 was $20.4 million or $.37 per share as compared to $16.6 million or $.30 per share for the third quarter of 1998. For the first nine months of 1999, net income was $89.5 million or $1.64 per share as compared to $86.2 million or $1.53 per share for the nine months of 1998. After excluding from 1999 the special charges and the first quarter gain from the litigation settlement, and after excluding from 1998 the second quarter litigation settlement, net income in the third quarter of 1999 was $33.3 million ($.61 per share) compared to $16.6 million ($.30 per share) in the third quarter of 1998; and net income for the nine months of 1999 was $96.3 million ($1.77 per share) compared to $75.7 million ($1.34 per share) for the nine months of 1998.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
------------------------------------------------

Cash provided from operating activities was $225.5 million for the nine months of 1999 compared with $110.2 million for the nine months of 1998. The improvement in cash flow from operations was principally attributable to a $37 million reduction in working capital in 1999 compared to $47 million growth in working capital in 1998, and higher earnings before special charges. The reduction in working capital resulted from lower inventories, which was a 1999 company initiative, and higher current liabilities. The company expects much lower cash flow from operating activities during the fourth quarter because slightly higher inventory levels to meet potential Y2K-driven customer demand and seasonal payment patterns of current liabilities are expected to largely offset cash flow from fourth quarter earnings.

Capital expenditures in the first nine months of 1999 were $47.6 million compared with $68.3 million for same 1998 period. The reduction was due to lower spending on manufacturing projects and reduced spending on the enterprise-wide management information system. The company estimates capital spending for the full year 1999 will be approximately $65 to $70 million, compared with $93.4 million in 1998.

The company expended $149.5 million in cash for four acquisitions during the first nine months of 1998. The acquisitions were in the company's lubricant and fuel additives area of the chemicals for transportation segment, and the metalworking additives and coating additives areas of the chemicals for industry operating segment. No acquisitions have been made through the first nine months of 1999.

In prior years the company maintained an active share repurchase program. However, the company did not repurchase any shares during the first nine months of 1999 and does not anticipate making share repurchases during the remainder of 1999.

The increase in cash flow from operating activities, and the absence of share repurchases, enabled the company to reduce its borrowings by $23.0 million during the nine months ended September 30, 1999. The company's net debt as a percent of total capitalization (shareholders' equity plus net short- and long-term debt) decreased from 35% at December 31, 1998 to 26% at September 30, 1999 because of the strong cash flow. Net debt is the total of short- and long-term debt, reduced by cash and short-term investments in excess of an assumed operating cash level of $40 million.

Primarily as a result of these activities and the payment of dividends, the balance of cash and short-term investments increased $110.1 million at September 30, 1999 compared with December 31, 1998.

                            THE LUBRIZOL CORPORATION
                            ========================

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


The company's financial position remains strong with a ratio of current assets to current liabilities of 2.7 to 1 at September 30, 1999 compared with a ratio of 2.5 to 1 at December 31, 1998. The company had $300 million in available committed revolving credit facilities at December 31, 1998, of which half expired on June 30, 1999. The other half, which remains unused, expires June 30, 2003. The company did not renew the $150 million in facilities which expired because the November 1998 issuance of $200 million in long-term notes reduced the company's expected financial requirements. The company believes its current credit facilities, internally generated funds and ability to obtain additional financing will be sufficient to meet its future spending needs.

COST REDUCTION PROGRAMS
-----------------------

The company initiated a program in 1998 to reduce costs and improve its worldwide operating structure. The first phase, which began in the fourth quarter of 1998, has resulted in employee reductions of approximately 7%, or 300 employees at both domestic and international locations. Approximately 55% of the employee reductions occurred by December 31, 1998, a further 35% occurred in the first quarter of 1999, and the remainder has substantially been completed by September 30, 1999. The company estimates these actions will lower future operating costs by an annualized amount of $28 million, of which approximately $17 million of cost savings has been realized through September 30, 1999.

The second phase, which began in the third quarter of 1999 and involves primarily the downsizing of the company's Painesville, Ohio manufacturing plant, will result in employee reductions of an additional 200 employees, or approximately 5% of the company's workforce, and the shutdown of 23 of Painesville's 36 production systems. Through September 30, 1999, the company has shut down 5 of the 23 targeted production systems and separated approximately 8% of the employees. Annualized savings of $20 million are expected by the latter part of 2000; savings thus far from the second phase are minimal. The company will spend approximately $8 million of capital, in the U.S., to replace existing Painesville capacity. After restructuring, the Painesville plant will continue to operate as a production of smaller volume specialized intermediates and blender of certain additive packages.

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

The company estimates approximately 20% of the total remediation effort is attributable to activities not related to the global enterprise-wide management information system discussed above. Based upon the effort expended through October 31, 1999, the company believes it has completed greater than 96% of the desired remediation activities that are in addition to its progress on the enterprise-wide management information systems. The company has completed its assessment of the actions necessary with respect to all of its other date-based computer systems in order to minimize Year 2000-related disruptions. The remediation, testing and certification of such systems at each site and the development of final contingency plans is substantially finished.

Through September 30, 1999, the company incurred costs of approximately $73 million related to the implementation of its global enterprise-wide management information systems, of which approximately $52 million was capitalized and $21 million expensed. The company estimates additional costs in 1999 and 2000 of approximately $3 million. In addition, the company estimates the total costs for conducting its Year 2000 remedial activities not addressed by the global enterprise-wide management information system at no more than $7 million. The company has expended approximately $5.7 million for these activities through September 30, 1999, including $3.7 million in 1999.

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

The company has developed contingency plans in the event any of its critical suppliers or significant customers should incur Year 2000 failures in their systems that would cause a disruption in the company's ability to conduct business. Some of the areas addressed in these plans include increased staffing, higher carrying levels of inventory for critical materials, components and finished goods and alternate suppliers for critical raw materials. The company's view of a "reasonably likely worst case scenario" would entail the temporary shutdown of a production unit at one or more of the company's major manufacturing sites. Although the company does not anticipate such a scenario will occur, if it were to occur, the company believes it would be able to correct the problem in a timely fashion, alternatively source the production or satisfy the customer demand from existing inventory. If the company's contingency plans are not adequate or its suppliers or customers fail to remedy their own Year 2000 matters, the company's results of operations and financial condition may be materially adversely affected.

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

                           PART II. OTHER INFORMATION
                           --------------------------


                            THE LUBRIZOL CORPORATION
                            ========================


Item 2.  Changes in Securities and Use of Proceeds

         (c) On August 31, 1999, 1,500 common shares were issued in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. The company issued the shares to a consultant as partial payment for services rendered in accordance with a consulting agreement.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               (10)(b)* The Lubrizol Corporation Amended Deferred Compensation Plan for Directors (Amended as of January 1, 2000)

               (10)(h)* The Lubrizol Corporation 1991 Stock Incentive Plan, as amended

               (10)(i)*  The Lubrizol Corporation Deferred Stock
                         Compensation Plan for Outside Directors, as amended

               (10)(k)* The Lubrizol Corporation Deferred Compensation Plan for Officers, as amended

               (10)(l)* The Lubrizol Corporation Executive Council Deferred Compensation Plan, as amended

               (27)      Financial Data Schedule

*Indicates management contract or compensatory plan or arrangement.

         (b)   Reports on Form 8-K

               There were no reports on Form 8-K filed during the Quarter ended September 30, 1999.


                                   Signatures
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE LUBRIZOL CORPORATION


                                         /s/ John R. Ahern
                                         --------------------------------
                                         John R. Ahern
                                         Chief Accounting Officer and
                                           Duly Authorized Signatory of
                                           The Lubrizol Corporation

Date: November 12, 1999