Form 10-Q/A
period 1999-09-30
LUBRIZOL CORP
filed 2000-02-25
CIK 60751

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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

                    Yes   [X]         No   [ ]

Number of the registrant's common shares, without par value, outstanding, as of October 29, 1999: 54,609,821.

                           PART II. OTHER INFORMATION


                            THE LUBRIZOL CORPORATION


Item 6.   Exhibits and Reports on Form 8-K

          (b)  Reports on Form 8-K

               During the quarter ended September 30, 1999, The Lubrizol Corporation filed a Current Report on Form 8-K dated August 17, 1999, reporting under "Item 5 - Other Events," an amendment to a shareholder rights agreement.


                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


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


Date: February 24, 2000