Form 10-K
period 1999-12-31
LUBRIZOL CORP
filed 2000-03-28
CIK 60751

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

                                                         Name of each exchange
      Title of each class                                  on which registered
-------------------------------                         ----------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value (on basis of closing sale price) of voting stock held by nonaffiliates as of March 10, 2000 $1,327,201,977

         Number of the registrant's Common Shares, without par value, outstanding as of March 10, 2000 54,175,929

                       Documents Incorporated by Reference
                       -----------------------------------

         Portions of the registrant's 1999 Annual Report to its shareholders (Incorporated into Part I and II of this Form 10-K)

         Portions of the registrant's Proxy Statement dated March 22, 2000 (Incorporated into Part III of this Form 10-K)

                                     PART I
                                     ------

ITEM 1.           BUSINESS

                  The Lubrizol Corporation was organized under the laws of Ohio in 1928. The company began business as a compounder of special-purpose lubricants, and in the early 1930's was among the first to commence research in the field of lubricant additives. Today, the company is a fluid technology company concentrating on high performance chemicals, systems and services to diverse markets worldwide. The company develops, produces and sells specialty additive packages and related equipment used in transportation and industrial finished lubricants. The company's products are created through the application of advanced chemical and mechanical technologies to enhance the performance, quality and value of the customer products in which they are used. The company groups its product lines into two operating segments: chemicals for transportation and chemicals for industry.

                  PRINCIPAL PRODUCTS. Chemicals for transportation is comprised of additives for lubricating engine oils, such as those used in gasoline, diesel, marine and stationary gas engines, and additive components to its larger customers; additives for driveline oils, such as automatic transmission fluids, gear oils and tractor lubricants; and additives for fuel products and refinery and oil field chemicals. In addition, the company sells additive components and viscosity improvers within its lubricant and fuel additives product lines. Chemicals for industry includes industrial additives, such as additives for hydraulic fluids, metalworking fluids and compressor lubricants; performance chemicals, such as additives for coatings and inks and process chemicals; and performance systems, comprised principally of fluid metering devices and particulate emission trap devices.

                  Revenues within the chemicals for transportation segment comprised 83%, 84% and 86% of consolidated revenues in 1999, 1998 and 1997, respectively. Additives for lubricating engine oils comprised 53%, 52% and 55% of consolidated revenues in 1999, 1998 and 1997, respectively. Additives for driveline oils comprised 23%, 24% and 24% of consolidated revenues for these same respective periods. Further financial information for the company's operating segments is contained in Note 12 to the Financial Statements, which is included in the company's 1999 Annual Report to its shareholders and is incorporated herein by reference.

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

                  CUSTOMERS. In the United States, the company markets its chemicals for transportation and chemicals for industry products through its own sales organization. The company's additive customers consist primarily of oil refiners and independent oil blenders and are located in more than 100 countries. In 1999, approximately 42% of the company's consolidated sales were made to customers in North America, 33% to customers in Europe and the Middle East and 25% to customers in Asia-Pacific and Latin America. The company's ten largest customers, most of which are international oil companies and a number of which are groups of affiliated entities, accounted for approximately 46% of consolidated sales in 1999. The loss of one or more of these customers could have a material adverse effect on the company's business. Mobil Corporation, together with its affiliates, has been the company's largest customer within its chemicals for transportation segment during the past three years, comprising 12% of consolidated sales in 1999, 9% in 1998 and 10% in 1997. Mobil Corporation and Exxon Corporation completed a merger during the latter part of 1999, and the 1999 percentage includes sales to Mobil, Exxon and their affiliates prior to the merger as well as sales to the combined entity, Exxon Mobil Corporation, following the consummation of the merger. The company's chemicals for industry segment is not materially dependent on a single customer or on a few customers.

                  RAW MATERIALS. The company utilizes a broad variety of chemical raw materials in the manufacture of its additives and uses oil in processing and blending additives. These materials are obtainable from several sources, and for the most part are derived from petroleum. Political and economic conditions in the Middle East have, in the past, caused and may continue to cause the cost of raw materials to fluctuate significantly; however, the availability of raw materials to the company has not been significantly affected when these conditions occurred. The company expects raw materials to be available in adequate quantities during 2000.

                  RESEARCH, TESTING AND DEVELOPMENT. The company has historically emphasized research and has developed a large percentage of the additives it manufactures and sells. Technological developments in the design of engines and other automotive equipment, combined with rising demands for environmental protection and fuel economy, require increasingly sophisticated chemical additives to meet industry performance standards. The frequency of changes in industry performance affects the company's technical spending patterns.

                  Consolidated research and development expenditures were $78.3 million in 1999 and 1998, and $88.4 million in 1997. These amounts were equivalent to 4.5%, 4.8% and 5.3% of the respective revenues for such years. These amounts include expenditures for the performance evaluation of additive developments in engines and other types of mechanical equipment as well as expenditures for the development of specialty chemicals for industrial applications. In addition, $67.7 million, $72.7 million and $58.2 million was spent in 1999, 1998 and 1997, respectively, for technical service (testing) activities, principally for evaluation in mechanical equipment of specific lubricant formulations designed for the needs of petroleum industry customers throughout the world.

                  Research, testing and development expenditures by operating segment were as follows (in thousands of dollars):

                                                 1999         1998        1997
                                                 ----         ----        ----
Research and development expenditures:
    Chemicals for transportation               $66,268      $67,018      $76,259
    Chemicals for industry                      11,984       11,265       12,185
                                               -------      -------      -------
       Total                                   $78,252      $78,283      $88,444
                                               =======      =======      =======

Testing expenditures:
    Chemicals for transportation               $58,978      $64,641      $51,260
    Chemicals for industry                       8,697        8,056        6,974
                                               -------      -------      -------
       Total                                   $67,675      $72,697      $58,234
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

                  Liaison offices in Detroit, Michigan; Hazelwood, England; Hamburg, Germany; Tokyo, Japan; and Paris, France, maintain close contact with the principal automotive and equipment manufacturers of the world and keep the company abreast of the performance requirements for its products in the face of changing technologies. These liaison activities also serve as contacts for cooperative development and evaluation of products for future applications. Contacts with the automotive and equipment industry are important so that the company may have the necessary direction and lead time to develop products for use in engines, transmissions, gear sets, and other areas of equipment that require lubricants of advanced design.

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

                  The company previously filed claims against Exxon Corporation and its affiliates ("Exxon") relating to various commercial matters, including alleged infringements by Exxon of certain of the company's patents. On March 31, 1999, the company and Exxon Corporation reached a settlement of all pending intellectual property litigation between the two companies and their affiliates, except for litigation pending in Canada. In the suit in Canada, the company is alleging infringement of a patent that corresponds to a United States patent admitted as valid by Exxon in a settlement in 1988. A determination of liability has been made by the Canadian courts against Exxon in favor of the company, and the case has been returned to the trial court for an assessment of damages, but no date has been set for a determination of such damages. Further information regarding litigation with Exxon is contained in
Note 16 to the Financial Statements, which is included in the company's 1999 Annual Report to its shareholders, and is incorporated herein by reference.

                  ENVIRONMENTAL MATTERS. The company is subject to federal, state and local laws and regulations designed to protect the environment and limit manufacturing wastes and emissions. The company believes that as a general matter its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the consequent financial liability to the company. Compliance with the environmental laws and regulations requires continuing management effort and expenditures by the company. Capital expenditures for environmental projects approximated $3 million in 1999, which represented 4.6% of 1999 capital expenditures. The company believes that the cost of complying with environmental laws and regulations will not have a material affect on the earnings, liquidity or competitive position of the company.

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

                  EMPLOYEES. At December 31, 1999, the company and its wholly-owned subsidiaries had 4,074 employees of which approximately 61% were in the U.S.

                  INTERNATIONAL OPERATIONS. Financial information with respect to domestic and foreign operations is contained in Note 12 to the Financial Statements which is included in the company's 1999 Annual Report to its shareholders and is incorporated herein by reference.

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

                  While changes in the U.S. dollar value of foreign currencies will affect earnings from time to time, the longer-term economic effect of these changes should not be significant given the company's net asset exposure and currency mix, including its use of U.S. dollar based pricing in certain countries relative to its revenues and expenses. The company's consolidated net income will generally benefit as foreign currencies increase in value compared to the U.S. dollar and will generally decline as foreign currencies decrease in value.

ITEM 2.           PROPERTIES

                  The general offices of the company are located in Wickliffe, Ohio. The company has various leases for general office space primarily located in Houston, Texas; and London, England. The company owns three additive manufacturing plants in the United States; one located in the Cleveland, Ohio area, at Painesville, and two near Houston, Texas, at Deer Park and Bayport. Outside the United States, the company owns additive manufacturing/blending plants in Australia, Brazil, Canada, England, France (three locations), Japan, South Africa and Singapore. All of these plants, other than Singapore, are owned in fee. In Singapore, the company owns the plant but leases the land on which the plant is located. The company owns in fee research, development and testing facilities in Wickliffe, Ohio; Hazelwood, England; and Atsugi, Japan. The company also owns in fee a facility in Midland, Michigan, at which air and refrigeration compressor lubricants are developed and marketed; manufacturing plants in Countryside, Illinois; Mountaintop, Pennsylvania; and Germany that manufacture performance specialty chemical additives for the coatings and specialty metalworking fluid and industrial lubricant markets; a manufacturing plant in Atlanta, Georgia, that manufactures fluid metering devices; manufacturing plants in Newmarket and London, Ontario, Canada, and Reno, Nevada, that manufacture particulate emission control devices; and a manufacturing plant in Fareham, Hampshire, England, that manufactures additive injection equipment.

                  Additive manufacturing/blending plants in India, Saudi Arabia, and China are owned and operated by joint venture companies licensed by Lubrizol. Lubrizol's ownership of each of these companies ranges from 40% to 50%.

                  The company has entered into long-term contracts for its exclusive use of major marine terminal facilities at the Port of Houston, Texas. In addition, Lubrizol has leases for storage facilities in Australia, Chile, Denmark, Ecuador, England, Finland, France, Holland, Singapore, Spain, South Africa, Sweden and Turkey; Los Angeles, California; St. Paul, Minnesota; Bayonne, New Jersey; and Tacoma, Washington. In some cases, the ownership or leasing of such facilities is through certain of its subsidiaries or affiliates.

                  The company maintains a capital expenditure program to support its operations and believes its facilities are adequate for its present operations and for the foreseeable future.


ITEM 3.           LEGAL PROCEEDINGS

                  The company and its subsidiaries are not defendants in any material pending legal proceeding other than ordinary routine litigation incidental to the business.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to the vote of the security holders during the three months ended December 31, 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following sets forth the name, age, recent business experience and certain other information relative to each person who is an executive officer of the company as of March 1, 2000.

     Name                              Business Experience
     ----                              -------------------

W. G. Bares              Mr. Bares, age 58, became Chairman of the Board on
                         April 22, 1996, and Chief Executive Officer on January
                         1, 1996. He has been President since 1982. From 1987 through 1995, he was also Chief Operating Officer.

J. R. Ahern              Mr. Ahern, age 53, has been Controller - Accounting and
                         Financial Reporting and Principal Accounting Officer since April 26, 1999. From 1993 to April 1999 he was
                         Controller - Operations.

J. W. Bauer              Mr. Bauer, age 46, has been Vice President and General
                         Counsel since April 1992.

C. P. Cooley             Mr. Cooley, age 44, joined the company and became Vice
                         President, Treasurer and Chief Financial Officer in
                         April 1998. In June 1998 he also became responsible for Corporate Strategic Planning. Prior to joining the company, he was Assistant Treasurer - Corporate Finance at Atlantic Richfield Company.

S. A. Di Biase           Dr. Di Biase, age 47, has been Vice President since
                         September 1993. He is responsible for Research and Development.

G. R. Hill               Dr. Hill, age 58, has been Senior Vice President since
                         1988. He has been responsible for Business Development since October 1993. From 1996 to June 1998 he was also responsible for Corporate Strategic Planning.

J. E. Hodge              Mr. Hodge, age 57, has been Vice President since
                         September 1993. He is responsible for Operations.

K. H. Hopping            Mr. Hopping, age 53, has been Vice President and
                         Secretary of the Corporation since April 1991.

S. F. Kirk               Mr. Kirk, age 50, has been Vice President since
                         September 1993. On January 1, 1999, he became responsible for Sales and Marketing. From April 1996 to
                         January 1, 1999, he was responsible for Sales. From
                         1993 to April 1996, he was responsible for Segment
                         Management.

Y. Le Couedic            Mr. Le Couedic, age 52, has been Vice President since
                         September 1993. He is responsible for Management
                         Information Systems.

G. P. Lieb               Mr. Lieb, age 47, has been Controller - Commercial
                         Analysis and Support since April 26, 1999. From 1993 to
                         April 1999 he was Controller - Accounting and Financial
                         Reporting. From 1994 to April 1999 he was also
                         Principal Accounting Officer.

Name                                     Business Experience
----                                     -------------------

M. W. Meister            Mr. Meister, age 45, has been Vice President since
                         April 1993, and was named Chief Ethics Officer in April
                         1998. He is responsible for Human Resources.

L. M. Reynolds           Ms. Reynolds, age 39, was named Assistant Secretary in
                         April 1995, and has been Counsel since February 1991.

R. D. Robins             Dr. Robins, age 57, became Vice President in April
                         1996. Since January 1, 1999, he has been responsible for Performance Systems functions. From April 1996 to
                         January 1999, he was responsible for Segment
                         Management. From October 1993 to April 1996 he was
                         Passenger Car Segment Manager.

J. A. Thomas             Mr. Thomas, age 61, has been Vice President since April
                         1994. In 1996, he became responsible for managing
                         Corporate Strategies in the Asia Pacific Region. From
                         April 1994 through April 1996, he was responsible for Corporate Planning and Development.

All executive officers serve at the pleasure of the Board.

                                     PART II
                                     -------


ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS.

                 The common shares of the company are listed on the New York Stock Exchange under the symbol LZ. The number of shareholders of record of common shares was 4,992 as of March 10, 2000.

                 Information relating to the recent price and dividend history of the company's common shares follows:

                         Common Share Price History
                         --------------------------              Dividends
                         1999                  1998          Per Common Share
                         ----                  ----          ----------------

                  HIGH        LOW        HIGH        LOW      1999      1998
                  ----        ---        ----        ---      ----      ----

1st quarter      $26 7/8     $18        $40 3/16    $33 1/4   $ .26     $ .26
2nd quarter       30 3/4      21 3/8     38 3/4      30 1/4     .26       .26
3rd quarter       29 11/16    24 3/8     32 3/8      22 3/8     .26        26
4th quarter       31 3/8      23         29 9/16     23 1/2     .26       .26
                                                              -----     -----

                                                              $1.04     $1.04
                                                              =====     =====

On May 1, 1999, the company issued 5,462 common shares in private placement transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. The company issued the shares to former directors pursuant to deferred compensation plans for directors.

On April 22, 1999, the company issued 1,306 common shares in a transaction exempt from registration under the Securities Act of 1933 pursuant to Regulation
S. The common shares were issued pursuant to an employee benefit plan to an employee of a wholly-owned UK subsidiary of the company.

ITEM 6.          SELECTED FINANCIAL DATA.

                 The summary of selected financial data for each of the last five years included in the Historical Summary contained on pages 42 and 43 of the company's 1999 Annual Report to its shareholders is incorporated herein by reference. Other income (charges) for 1999 includes litigation settlement gains of $17.6 million and special charges of $19.6 million for the second phase of the company's cost reduction program and adjustments to the first phase of the company's cost reduction program. Other income (charges) for 1998 includes litigation settlement gain of $16.2 million and special charges of $23.3 million for the first phase of the company's cost reduction program and of $13.6 million for the write-off of purchased technology under development resulting from the acquisition of Adibis. Other income (charges) for 1996 and 1995 includes $53.3 million and $38.5 million, respectively, for gains on sale of investments.

                 Total debt reported in the Historical Summary includes the following amounts classified as long-term at December 31: $365.4 in 1999, $390.4 in 1998, $182.2 million in 1997, $157.6 million in 1996 and $194.4 million in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 The Management's Discussion and Analysis of Financial Condition and Results of Operations, including the company's cautionary statement for "safe harbor" purposes under the Private Securities Litigation Reform Act of 1995, contained on pages 14 through 23, inclusive, of the company's 1999 Annual Report to its shareholders is incorporated herein by reference.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                 The information appearing under the caption "Quantitative and Qualitative Disclosures about Market Risk" contained on page 23 of the company's 1999 Annual Report to its shareholders is incorporated herein by reference.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 The consolidated financial statements of the company and its subsidiaries, together with the independent auditors' report relating thereto, contained on pages 24 through 41, inclusive, of the company's 1999 Annual Report to its shareholders, and the Quarterly Financial Data (Unaudited) contained on page 41 of such 1999 Annual Report, are incorporated herein by reference.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.

                 Not applicable.


                                    PART III
                                    --------


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                 The information contained under the heading "Election of Directors" on pages 3 to 7, inclusive, of the company's Proxy Statement dated March 22, 2000, is incorporated herein by reference. Information relative to executive officers of the company is contained under "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11.         EXECUTIVE COMPENSATION.

                 The information relating to executive compensation contained under the headings "Director Compensation" on page 8, "Executive Compensation -Summary Compensation Table" and "- Stock Incentive Plans" on pages 11 through 13, inclusive, and under "Employee and Executive Officer Benefit Plans - Pension Plans" and "- Executive Agreements" on pages 17 through 19, inclusive, of the company's Proxy Statement dated March 22, 2000, is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                 The information relating to security ownership set forth under the heading "Share Ownership of Directors, Executive Officers and Large Beneficial Owners" on pages 9 and 10 of the company's Proxy Statement dated March 22, 2000, is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 The information contained in footnote (1) under the heading "Share Ownership of Directors, Executive Officers and Large Beneficial Owners - Five Percent Beneficial Owners" on page 10 of the company's Proxy Statement dated March 22, 2000, is incorporated herein by reference.

                                      PART IV
                                      -------

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
               AND REPORTS ON FORM 8-K.

               (a)     Documents filed as part of this Annual Report:

                       1. The following consolidated financial statements of The Lubrizol Corporation and its subsidiaries, together with the independent auditors' report relating thereto, contained on pages 24 through 41, inclusive, of Lubrizol's 1999 Annual Report to its shareholders and incorporated herein by reference:

                                Independent Auditors' Report

                                Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

                                Consolidated Balance Sheets at December 31, 1999 and 1998

                                Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

                                Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

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

                       3.       Exhibits

                        (3)(a) Amended Articles of Incorporation of The Lubrizol Corporation, as adopted September 23, 1991.

                        (3)(b) Regulations of The Lubrizol Corporation, as amended effective April 27, 1992.

                        (4)(a) Amendment to Article Fourth of Amended Articles of Incorporation.

                        (4)(b) Indenture dated as of November 25, 1998, between The Lubrizol Corporation and The First National Bank of Chicago as Trustee. (Reference is made to Exhibit (4)(b) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, which Exhibit is incorporated herein by reference). The company agrees, upon request, to furnish to the Securities and Exchange Commission a copy of any instrument authorizing long-term debt that does not authorize debt in excess of 10% of the total assets of the company and its subsidiaries on a consolidated basis.

                        (4)(c) Amended and Restated Rights Agreement between The Lubrizol Corporation and American Stock Transfer &

                                     Trust Company dated as of July 26, 1999.
                                     (Reference is made to Exhibit 4.l to The
                                     Lubrizol Corporation's Registration
                                     Statement on Form 8-A/A dated August 17,
                                     1999, which Exhibit is incorporated herein by reference.)

                        (10)(a)* The Lubrizol Corporation 1985 Employee Stock Option Plan, as amended. (Reference is made to Exhibit (10)(a) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, which
                                     Exhibit is incorporated herein by
                                     reference.)

                        (10)(b)* The Lubrizol Corporation Amended Deferred Compensation Plan for Directors. (Reference is made to Exhibit (10)(b) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, which Exhibit is incorporated herein by reference.)

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

                        (10)(f)* The Lubrizol Corporation Performance Pay Plan (formerly Variable Award Plan), as amended. (Reference is made to Exhibit
                                     (10)(f) to The Lubrizol Corporation's
                                     Annual Report on Form 10-K for the year
                                     ended December 31, 1998, which Exhibit is incorporated herein by reference.)

                        (10)(g)* The Lubrizol Corporation Executive Death Benefit Plan, as amended. (Reference is made to Exhibit (10)(g) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, which Exhibit is incorporated herein by reference.)

                        (10)(h)* The Lubrizol Corporation 1991 Stock Incentive Plan, as amended. (Reference is made to Exhibit (10)(h) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, which Exhibit is incorporated herein by reference.)

                        (10)(i)* The Lubrizol Corporation Deferred Stock Compensation Plan for Outside Directors, as amended. (Reference is made to Exhibit
                                     (10)(i) to The Lubrizol Corporation's
                                     Quarterly Report on Form 10-Q for the
                                     quarterly period ended September 30, 1999, which Exhibit is incorporated herein by reference.)

                        (10)(j)* The Lubrizol Corporation Officers' Supplemental Retirement Plan, as amended. (Reference is made to Exhibit (10)(g) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, which Exhibit is incorporated herein by reference.)

                        (10)(k)* The Lubrizol Corporation Deferred Compensation Plan for Officers, as amended. (Reference is made to Exhibit (10)(k) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, which Exhibit is incorporated herein by reference.)

                        (10)(l)* The Lubrizol Corporation Executive Council Deferred Compensation Plan, as amended. (Reference is made to Exhibit (10)(l) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, which Exhibit is incorporated herein by reference.)

                        (12)         Computation of Ratio of Earnings to Fixed
                                     Charges.

                        (13) The following portions of The Lubrizol Corporation 1999 Annual Report to its shareholders:

                                     Pages 14-23   Management's Discussion and
                                                   Analysis of Financial
                                                   Condition and Results of
                                                   Operations

                                     Page 24       Independent Auditors' Report

                                     Page 25       Consolidated Statements of
                                                   Income for the years ended
                                                   December 31, 1999, 1998 and
                                                   1997

                                     Page 26       Consolidated Balance Sheets
                                                   at December 31, 1999 and 1998

                                     Page 27       Consolidated Statements of
                                                   Cash Flows for the years
                                                   ended December 31, 1999, 1998
                                                   and 1997

                                     Page 28       Consolidated Statements of
                                                   Shareholders' Equity for the
                                                   years ended December 31,
                                                   1999, 1998 and 1997

                                     Pages 29-41   Notes to Financial Statements

                                     Page 41       Quarterly Financial Data
                                                   (Unaudited)

                                     Pages 42-43   Historical Summary

                        (21)         List of Subsidiaries of The Lubrizol
                                     Corporation

                        (23)         Consent of Independent Auditors

                        (27) Financial Data Schedule for the year ended December 31, 1999

         *Indicates management contract or compensatory plan or arrangement.

               (b)     Reports on Form 8-K

                       No reports on Form 8-K were filed during the three months ended December 31, 1999.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on March 27, 2000, on its behalf by the undersigned, thereunto duly authorized.






                                        THE LUBRIZOL CORPORATION


                                        BY  /s/W. G. Bares
                                          --------------------
                                          W. G. Bares, Chairman of the Board,
                                          President and Chief Executive Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 27, 2000, by the following persons on behalf of the Registrant and in the capacities indicated.


  /s/W. G. Bares                   Chairman of the Board, President and Chief
-------------------------------    Executive Officer
W. G. Bares                        (Principal Executive Officer)

  /s/C. P. Cooley                  Vice President, Treasurer and Chief
-------------------------------    Financial Officer
C. P. Cooley                       (Principal Financial Officer)

  /s/J. R. Ahern                   Controller, Accounting and Financial
-------------------------------    Reporting
J. R. Ahern                        (Principal Accounting Officer)

  /s/Jerald A. Blumberg            Director
-------------------------------
Jerald A. Blumberg

  /s/Peggy G. Elliott              Director
-------------------------------
Peggy G. Elliott

  /s/Forest J. Farmer, Sr.         Director
-------------------------------
Forest J. Farmer, Sr.

  /s/Gordon D. Harnett             Director
-------------------------------
Gordon D. Harnett

  /s/Victoria F. Haynes            Director
-------------------------------
Victoria F. Haynes

  /s/David H. Hoag                 Director
-------------------------------
David H. Hoag

  /s/William P. Madar              Director
-------------------------------
William P. Madar

  /s/Ronald A. Mitsch              Director
-------------------------------
Ronald A. Mitsch

  /s/M. Thomas Moore               Director
-------------------------------
M. Thomas Moore

  /s/Daniel E Somers               Director
-------------------------------
Daniel E. Somers

                                  EXHIBIT INDEX
                                  -------------

                                    Exhibits

                  (3)(a) Amended Articles of Incorporation of The Lubrizol Corporation, as adopted September 23, 1991.

                  (3)(b) Regulations of The Lubrizol Corporation, as amended effective April 27, 1992.

                  (4)(a) Amendment to Article Fourth of Amended Articles of Incorporation.

                  (4)(b) Indenture dated as of November 25, 1998, between The Lubrizol Corporation and The First National Bank of Chicago as Trustee. (Reference is made to Exhibit (4)(b) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, which Exhibit is incorporated herein by reference).

                                The company agrees, upon request, to furnish to the Securities and Exchange Commission a copy of any instrument authorizing long-term debt that does not authorize debt in excess of 10% of the total assets of the company and its subsidiaries on a consolidated basis.

                  (4)(c) Amended and Restated Rights Agreement between The Lubrizol Corporation and American Stock Transfer & Trust Company dated as of July 26, 1999. (Reference is made to Exhibit 4.l to The Lubrizol Corporation's Registration Statement on Form 8-A/A dated August 17, 1999, which Exhibit is incorporated herein by reference.)

                  (10)(a)* The Lubrizol Corporation 1985 Employee Stock Option Plan, as amended. (Reference is made to Exhibit (10)(a) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, which Exhibit is incorporated herein by reference.)

                  (10)(b)* The Lubrizol Corporation Amended Deferred Compensation Plan for Directors. (Reference is made to Exhibit (10)(b) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, which Exhibit is incorporated herein by reference.)

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

                  (10)(f)* The Lubrizol Corporation Performance Pay Plan (formerly Variable Award Plan), as amended. (Reference is made to Exhibit (10)(f) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, which
                                Exhibit is incorporated herein by reference.)

                  (10)(g)* The Lubrizol Corporation Executive Death Benefit Plan, as amended. (Reference is made to Exhibit
                                (10)(g) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, which Exhibit is incorporated herein by reference.)

                  (10)(h)* The Lubrizol Corporation 1991 Stock Incentive Plan, as amended. (Reference is made to Exhibit
                                (10)(h) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, which Exhibit is incorporated herein by reference.)

                  (10)(i)* The Lubrizol Corporation Deferred Stock Compensation Plan for Outside Directors, as amended. (Reference is made to Exhibit (10)(i) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, which Exhibit is incorporated herein by reference.)

                  (10)(j)* The Lubrizol Corporation Officers' Supplemental Retirement Plan, as amended. (Reference is made to Exhibit (10)(g) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, which exhibit is incorporated herein by reference.)

                  (10)(k)* The Lubrizol Corporation Deferred Compensation Plan for Officers, as amended. (Reference is made to Exhibit (10)(k) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, which Exhibit is incorporated herein by reference.)

                  (10)(l)* The Lubrizol Corporation Executive Council Deferred Compensation Plan, as amended. (Reference is made to Exhibit (10)(l) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, which Exhibit is incorporated herein by reference.)

                  (12)          Computation of Ratio of Earnings to Fixed
                                Charges.

                  (13) The following portions of The Lubrizol Corporation 1998 Annual Report to its shareholders:

                                Pages 14-23 Management's Discussion and Analysis
                                            of Financial Condition and Results
                                            of Operations

                                Page 24     Independent Auditors' Report

                                Page 25 Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

                                Page 26     Consolidated Balance Sheets at
                                            December 31, 1999 and 1998

                                Page 27     Consolidated Statements of Cash
                                            Flows for the years ended December
                                            31, 1999, 1998 and 1997

                                Page 28     Consolidated Statements of
                                            Shareholders' Equity for the years
                                            ended December 31, 1999, 1998 and
                                            1997

                                Pages 29-41 Notes to Financial Statements


                                Page 41     Quarterly Financial Data (Unaudited)

                                Pages 42-43 Historical Summary

                  (21)          List of Subsidiaries of The Lubrizol Corporation

                  (23)          Consent of Independent Auditors

                  (27) Financial Data Schedule for the year ended December 31, 1999


         *Indicates management contract or compensatory plan or arrangement.