Form 10-Q
period 2000-03-31
LUBRIZOL CORP
filed 2000-05-11
CIK 60751

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                    Yes   [ X ]         No   [   ]

Number of the registrant's common shares, without par value, outstanding, as of April 30, 2000: 53,680,643.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
                           Item 1 Financial Statements
                           ---------------------------
                            THE LUBRIZOL CORPORATION
                            ========================

CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------
                                                                               March 31       December 31
(In Thousands of Dollars)                                                        2000            1999
---------------------------------------------------------------------------------------------------------
ASSETS
------
Cash and short-term investments ........................................     $   126,571      $   185,465
Receivables ............................................................         322,100          301,256
Inventories:
  Finished products ....................................................         126,889          118,135
  Products in process ..................................................          51,632           56,855
  Raw materials ........................................................          74,458           66,102
  Supplies and engine test parts .......................................          17,344           17,057
                                                                             -----------      -----------
                                                                                 270,323          258,149
                                                                             -----------      -----------
Other current assets ...................................................          31,334           35,572
                                                                             -----------      -----------
                    Total current assets ...............................         750,328          780,442
Property and equipment - net ...........................................         660,078          670,512
Goodwill and intangible assets - net ...................................         172,257          149,779
Investments in nonconsolidated companies ...............................          36,673           30,441
Other assets ...........................................................          53,444           51,180
                                                                             -----------      -----------
                         TOTAL .........................................     $ 1,672,780      $ 1,682,354
                                                                             ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Short-term debt and current portion of long-term debt ..................     $    37,151      $    37,584
Accounts payable .......................................................         137,701          138,841
Accrued expenses and other current liabilities .........................         126,117          134,875
                                                                             -----------      -----------
                    Total current liabilities ..........................         300,969          311,300
                                                                             -----------      -----------
Long-term debt .........................................................         364,772          365,372
Postretirement health care obligation ..................................         101,755          108,717
Noncurrent liabilities .................................................          49,803           45,054
Deferred income taxes ..................................................          61,053           61,787
                                                                             -----------      -----------
                    Total liabilities ..................................         878,352          892,230
                                                                             -----------      -----------
Contingencies and commitments
Shareholders' equity:
  Preferred stock without par value - authorized and unissued:
      Serial Preferred Stock - 2,000,000 shares
      Serial Preferred Shares - 25,000,000 shares
  Common Shares without par value:
    Authorized 120,000,000 shares
    Outstanding - 53,957,534 shares as of March 31, 2000 after deducting
      32,238,360 treasury shares, 54,477,292 shares as of December 31,
      1999 after deducting 31,718,602 treasury shares ..................          79,221           85,984
  Retained earnings ....................................................         780,338          758,090
  Accumulated other comprehensive income (loss) ........................         (65,131)         (53,950)
                                                                             -----------      -----------
                    Total shareholders' equity .........................         794,428          790,124
                                                                             -----------      -----------
                         TOTAL .........................................     $ 1,672,780      $ 1,682,354
                                                                             ===========      ===========
Amounts shown are unaudited

                            THE LUBRIZOL CORPORATION
                            ========================

CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------
                                                      Three Months Ended
                                                           March 31
                                                 ------------------------------
(In Thousands Except Per Share Data)               2000                1999
-------------------------------------------------------------------------------
Net sales ......................................      $ 435,034       $ 446,627
Royalties and other revenues ...................          1,127             918
                                                      ---------       ---------
          Total revenues .......................        436,161         447,545
Cost of sales ..................................        307,708         303,174
Selling and administrative expenses ............         43,499          45,003
Research, testing and development expenses .....         34,649          36,898
                                                      ---------       ---------
          Total cost and expenses ..............        385,856         385,075
Gain from litigation settlement ................              -          14,476
Special charge .................................              -          (3,136)
Other income (expense) - net ...................         (1,741)         (3,108)
Interest income ................................          2,550           1,007
Interest expense ...............................         (7,229)         (7,140)
                                                      ---------       ---------
Income before income taxes .....................         43,885          64,569
Provision for income taxes .....................         13,780          25,475
                                                      ---------       ---------
Net income .....................................      $  30,105       $  39,094
                                                      =========       =========
Net income per share ...........................      $    0.55       $    0.72
                                                      =========       =========
Net income per share, diluted ..................      $    0.55       $    0.72
                                                      =========       =========
Dividends per share ............................      $    0.26       $    0.26
                                                      =========       =========
Average common shares outstanding ..............         54,300          54,549

Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                            ========================

CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------
                                                                  Three Months Ended
                                                                       March 31
                                                            ---------------------------
(In Thousands of Dollars)                                        2000             1999
---------------------------------------------------------------------------------------
Cash provided from (used for):
Operating activities:
Net income ...............................................     $  30,105      $  39,094
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation and amortization ........................        24,099         24,253
    Deferred income taxes ................................         1,805          4,106
    Special charge .......................................                        3,136
    Change in current assets and liabilities:
      Receivables ........................................       (23,621)       (28,749)
      Receivable from litigation settlement ..............       (16,800)
      Inventories ........................................       (13,839)         7,668
      Accounts payable and accrued expenses ..............         6,987         31,785
      Other current assets ...............................         3,272         15,333
    Other items - net ....................................        (4,775)         2,775
                                                               ---------      ---------
          Total operating activities .....................        24,033         82,601
Investing activities:
  Capital expenditures ...................................       (17,774)       (18,327)
  Acquisitions and investments in nonconsolidated
    companies ............................................       (35,741)
  Other - net ............................................           183            547
                                                               ---------      ---------
          Total investing activities .....................       (53,332)       (17,780)
Financing activities:
  Short-term borrowings (repayment) ......................            19         (8,122)
  Long-term repayments ...................................           (14)          (422)
  Dividends paid .........................................       (14,152)       (14,183)
  Common shares purchased ................................       (15,850)
  Stock options exercised ................................         1,201             23
                                                               ---------      ---------
          Total financing activities .....................       (28,796)       (22,704)
Effect of exchange rate changes on cash ..................          (799)        (3,495)
                                                               ---------      ---------
Net increase (decrease) in cash and short term investments       (58,894)        38,622
Cash and short-term investments at the beginning
  of period ..............................................       185,465         53,639
                                                               ---------      ---------
Cash and short-term investments at end of period .........     $ 126,571      $  92,261
                                                               =========      =========

Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                            ------------------------

                   Notes to Consolidated Financial Statements

                                 March 31, 2000


1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and December 31, 1999, and the results of operations and cash flows for the applicable periods ended March 31, 2000 and 1999.

2. Net income per share is computed by dividing net income by average common shares outstanding during the period. Net income per diluted share includes the dilutive effect resulting from outstanding stock options and stock awards.

     Per share amounts are computed as follows:

                                                        Three Months Ended
                                                              March 31
                                                      ---------------------
                                                        2000         1999
                                                      -------       -------
     Numerator:
       Net income available to common
         shareholders                                 $30,105       $39,094
                                                      =======       =======
     Denominator:
       Weighted average common shares
         outstanding                                   54,300        54,549
       Dilutive effect of stock options
         and awards                                       178            59
                                                      -------       -------
     Denominator for net income
         per share, diluted                            54,478        54,608
                                                      =======       =======

     Net income per share                             $   .55       $   .72
                                                      =======       =======

     Net income per share, diluted                    $   .55       $   .72
                                                      =======       =======

3. Total comprehensive income for the three-month periods ended March 31, 2000 and 1999 is comprised as follows:

                                                          Three Months Ended
                                                              March 31
                                                      ---------------------
                                                        2000          1999
                                                      -------       -------

     Net income                                       $30,105       $39,094
     Other comprehensive income(loss)                 (11,181)      (20,167)
                                                      -------       -------

     Total comprehensive income                       $18,924       $18,927
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

                            THE LUBRIZOL CORPORATION
                            ------------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------

                                 March 31, 2000


4.   In March 2000, the company purchased certain assets of Alox Corporation
     (Alox) from RPM, Inc. Alox is a leading supplier of additives for corrosion prevention in metalworking products, with 1999 revenues of approximately $20 million. In March 2000, the company also acquired an additional 10% interest in its India joint venture, bringing the company's ownership interest up to 50%. The aggregate purchase price of both acquisitions was approximately $36 million of which $26 million was assigned to goodwill and intangible assets. The Alox purchase price is subject to working capital adjustments, which are not expected to be significant. Amortization of goodwill is on a straight-line basis over 15 years.

5. The second phase of the company's cost reduction program began in the third quarter of 1999 and involves primarily the downsizing of the company's Painesville, Ohio, manufacturing plant. This will result in the reduction of approximately 5% of the company's workforce, or 200 positions, and the shutdown of 23 of Painesville's 36 production systems. Through March 31, 2000, the company has shut down 12 of the 23 targeted systems and completed approximately 47% of the workforce reduction. Cash expenditures of approximately $.2 million were made in 2000 related to the cost reduction program. Approximately $10.4 million remains as an accrued liability at March 31, 2000.

6. The company aggregates its product lines into two principal operating segments: chemicals for transportation and chemicals for industry. The company evaluates performance and allocates resources based on segment contribution income, defined as revenues less expenses directly identifiable to the product lines aggregated within each segment. In addition, the company allocates corporate research, testing, selling and administrative expenses, and excess production capacity costs, in arriving at segment operating profit before tax.

     The following table presents a summary of the company's reportable segments for the three months ended March 31, 2000 and 1999 on a basis of segmentation consistent with the previous year end:

                                                         Three Months Ended
                                                             March 31
                                                        2000          1999
                                                      -------       -------
     Revenue from external customers:
          Chemicals for transportation               $360,051       $374,172
          Chemicals for industry                       76,110         73,373
                                                     --------       --------
               Total revenues                        $436,161       $447,545
                                                      =======       ========

     Segment contribution income:
          Chemicals for transportation                $75,554       $ 88,559
          Chemicals for industry                       12,118         12,797
                                                      -------       --------
               Total segment contribution income      $87,672       $101,356
                                                      =======       ========

     Segment operating profit before tax:
          Chemicals for transportation                $40,974       $ 51,701
          Chemicals for industry                        7,590          7,661
                                                      -------       --------
               Total segment operating profit
                         before tax                    48,564         59,362
     Gain from litigation settlement                        -         14,476
     Special charge                                         -         (3,136)
     Interest expense - net                            (4,679)        (6,133)
                                                      -------       --------
     Consolidated income before tax                   $43,885       $ 64,569
                                                      =======       ========

     Prior-year segment contribution income has been restated to reflect the exclusion, for internal management reporting purposes, effective January 1, 2000, of excess production capacity from product costs. The change had no effect on segment operating profit before tax.

7. On March 28, 2000, the company entered into an interest rate swap agreement that effectively converts the interest on $25 million of 5.875% notes due 2008 to a variable rate of three-month LIBOR less 143 basis points. On April 5, 2000, the company entered into a similar agreement, for another $25 million, at a rate of three-month LIBOR less 118 basis points.

8. The company had an effective tax rate of 31.4% for the three months ended March 31, 2000 compared to 39.5% for the three months ended March 31, 1999. The decrease in the effective tax rate is due in part to the U.S. tax benefit from charitable contributions of technology to an educational institution, and also to the favorable impact of statutory tax rate changes for certain foreign subsidiaries.

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


RESULTS OF OPERATIONS
---------------------

Our revenues declined slightly in the first quarter of 2000 as compared to the first quarter of 1999, due to a drop in volume and a lower average selling price. A significant increase in raw material costs resulted in lower profit margins for first quarter of 2000. Although we benefited from lower operating expenses and a lower effective tax rate, partially offset by unfavorable currency effects, the lower gross profit resulted in reduced net income in the first quarter of 2000 as compared to the first quarter of 1999.

We group our product lines into two operating segments: chemicals for transportation and chemicals for industry. Chemicals for transportation comprised approximately 83% of our consolidated revenues and 87% of our segment pretax operating profits for the full year 1999 (83% of revenues and 84% of operating profits for the three months ended March 31, 2000). This discussion and analysis of our financial condition and results of operations is primarily focused upon the company as a whole, since we believe this provides the most appropriate understanding of our business. See Note 6 to the financial statements for further financial disclosures by operating segment.

Our consolidated revenues decreased $11.4 million or 2.5% for the first quarter of 2000 compared with the same period in 1999. Chemicals for transportation revenues decreased $14.1 million, or 4%, and chemicals for industry revenues increased $2.7 million, or 4%, in the first quarter of 2000 compared to 1999. Our average unit selling price in the first quarter of 2000 declined by 1% compared with the first quarter of 1999, due to a 2% negative currency effect (principally from the weaker Euro), offset by slightly favorable product mix. Sequentially, first quarter 2000 average selling price was flat with the fourth quarter of 1999. This was the result of a 2% contribution from the phasing in of our December 1999 price increase, offset by negative mix and currency effects.

Our shipment volume declined 2% in the first quarter of 2000 compared with the very strong first quarter of 1999, with lubricant additive shipments to North American customers decreasing 5% and international shipment volume flat with 1999. Asia Pacific's volume declined 10% compared to an unusually strong first quarter of 1999 and Europe and Latin America volume increased 6% and 1%, respectively. We believe our first quarter 2000 volume was negatively impacted by some advance buying by customers in late 1999 related to Year 2000 concerns and also to purchases in advance of our announced December price increase.

                            THE LUBRIZOL CORPORATION
                            ------------------------

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


Our cost of sales for the three months ended March 31, 2000 increased $4.5 million over the first quarter of 1999 because of 6% higher average raw material costs due to the impact of higher crude oil costs on petrochemical prices, partially offset by 5% lower manufacturing expenses and the impact of lower volume. Our manufacturing cost per metric ton sold in the first quarter of 2000 was 3% lower than the same period of 1999 due to savings resulting from the integration of the Adibis business and favorable currency effects. We expect our raw material costs to continue to increase into the third quarter of 2000 because of price increases from suppliers and the delayed effect of supplier increases on cost of sales at our international subsidiaries, which are on first-in, first-out and weighted average costing methods. Our U.S. purchasing index of top raw materials increased 10% from December 1999 to March 2000. In response to higher raw material costs, we announced a second price increase which is currently being phased in.

Gross profit (net sales less cost of sales) for the three months ended March 31, 2000 decreased $16.1 million, or 11%, compared with the same 1999 period because of higher raw material costs and lower volume, partially offset by lower manufacturing expenses. All of the decrease was attributable to the chemicals for transportation operating segment. Our gross profit percentage (gross profit divided by net sales) decreased to 29.3% in the first quarter of 2000 compared to 32.1% in the first quarter of 1999 for the same reasons. Sequentially, the percentage declined from 30.7% in the fourth quarter of 1999. We expect rising raw material costs to continue to put pressure on margins in the near term, until these costs stabilize and our price increases become fully effective.

Selling and administrative expenses decreased by $1.5 million, or 3%, for the three months ended March 31, 2000 compared with the same period of 1999 due to lower legal expenses and lower implementation costs for our enterprise-wide, management information system.

Our research, testing and development expenses (technology expenses) decreased $2.2 million, or 6%, for the first quarter of 2000 compared with 1999 because of lower activity at third-party testing facilities resulting, in part, from an industry delay in the effective date of the proposed new U.S. passenger car motor oil technical standard, GF-3. We expect the delay will defer the commencement of this testing until the fourth quarter of 2000, and expect full year technology expense will be approximately at last year's level.

The change in other income (expense) favorably affected pre-tax income by $1.4 million for the three months ended March 31, 2000 compared to 1999 principally due to a reduction in currency translation and transaction losses that had occurred in the prior year.

Interest income increased $1.5 million for the three months ended March 31, 2000 compared to 1999 because of a higher level of cash investments resulting from our strong operating cash flow in 1999.

                            THE LUBRIZOL CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------



On March 31, 1999, Lubrizol and Exxon Corporation reached a settlement of all pending intellectual property litigation between the two companies and their affiliates, except for litigation pending in Canada. Under the settlement agreement, Exxon paid us cash of $16.8 million in April 1999. After deducting related expenses, this settlement increased pre-tax income by $14.5 million ($9.0 million after-tax or $.16 per share) for the three months ended March 31,1999.

In the first quarter of 1999, we recognized additional expense of $3.1 million ($2.9 million after-tax or $.05 per share), to reflect an additional amount for separation benefits, principally in Japan, under our cost reduction program originally announced and recognized in the fourth quarter of 1998.

As a result of the above factors, our net income before tax for the first quarter of 2000 decreased 32% to $43.9 million, as compared to $64.6 million for the first quarter of 1999. After excluding from the first quarter of 1999 the gain from the Exxon litigation settlement and the special charge expense, our net income before tax decreased $9.3 million, or 18%. Segment operating profit before tax, which excludes interest expense, decreased $10.7 million, or 21%, for chemicals for transportation and decreased $.1 million, or 1%, for chemicals for industry.

We had an effective tax rate of 31.4% for the three months ended March 31, 2000 compared to 39.5% for the three months ended March 31, 1999 (38.0% before the litigation settlement and the special charge). We also anticipate an effective tax rate of 31.4% for the full year 2000, as compared with 36.5% for the full year 1999, prior to the litigation settlement and special charge. This anticipated decrease in the annual effective tax rate is due in part to the U.S. tax benefit from charitable contributions of technology to an educational institution, and also to the favorable impact of statutory tax rate changes for certain of our foreign subsidiaries. The lower tax rate used for the first quarter of 2000 had a favorable effect of $.05 per share compared to the rate of 38.0%, prior to litigation settlement and special charge, used for the first quarter of 1999.

Changes in currency exchange rates during the first quarter of 2000 had an unfavorable effect on net income per share of $.05 as compared to exchange rates in effect during the first quarter of 1999. This was primarily the result of the strengthening of the U.S. dollar against the Euro.

Primarily as a result of the above factors, our net income for the first quarter of 2000 decreased 23% to $30.1 million ($.55 per share) as compared to $39.1 million ($.72 per share) for the first quarter of 1999. After excluding from the first quarter of 1999 the gain from the Exxon litigation settlement and the special charge expense, our net income for the first quarter of 2000 decreased 9% from the $33.0 million ($.61 per share) earned in the first quarter of 1999.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
------------------------------------------------

Cash provided from operating activities was $24.0 million for the first three months of 2000 as compared with $82.6 million for the first three months of 1999. The decrease was caused principally by a working capital buildup of $27.2 million in 2000 compared to reduction of $9.2 million in 1999, and a $9.0 million decrease in net income compared to last year's level. The working capital change resulted from increased inventories in advance of planned maintenance at some of our facilities; a lower net

                            THE LUBRIZOL CORPORATION
                            ------------------------

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


addition to current liabilities because we made variable compensation payments, based on 1999 results, during the first quarter of 2000 with no comparable payments last year; and the collection of a $16.1 million income tax refund in the first quarter of 1999, with no comparable collection this year.

Our capital expenditures in the first three months of 2000 were $17.8 million as compared with $18.3 million for same period in 1999. We estimate capital spending for the full year 2000 will be $75 million to $80 million as compared with $64.9 million in 1999.

During the first quarter of 2000, we spent approximately $36 million on two acquisitions. We acquired certain production assets and working capital of Alox Corporation (Alox), a leading supplier of additives for corrosion prevention in metalworking products, with annual revenues of approximately $20 million. We will integrate the Alox operation into our existing infrastructure and, after a transition period, relocate the manufacturing activity to our Painesville, Ohio plant. We also acquired an additional 10% interest in our India joint venture, bringing our ownership interest up to 50%.

We maintained an active share repurchase program for a number of years, but suspended repurchases at the end of 1998 because net debt as a percent of capitalization had reached our target level of 35% and we wanted to preserve cash and borrowing capacity to fund potential acquisitions. Because of our strong cash flow in 1999 and the completion of only one small acquisition during that year, our net debt to capitalization decreased to 25% at year-end. As a result, we resumed share repurchases with approximately 140,000 shares repurchased for $4.2 million in late 1999, and approximately 578,000 shares repurchased for $15.8 million in the first quarter of 2000. We plan to spend approximately $20 million on share repurchases during the second quarter of 2000. Our net debt to capitalization ratio at March 31, 2000 is 28.4%. Net debt is the total of short- and long-term debt, reduced by cash and short-term investments in excess of an assumed operating cash level of $40 million. Capitalization is shareholders' equity plus net debt.

Primarily as a result of these activities and the payment of dividends, our balance of cash and short-term investments decreased $58.9 million at March 31, 2000 compared with December 31, 1999.

We currently have $18,375,000 of outstanding tax-exempt marine terminal refunding revenue bonds which mature on July 1, 2000. We are in the process of replacing this debt with $18,375,000 of new tax-exempt marine terminal refunding revenue bonds, which will enable us to maintain the lower relative funding costs associated with this type of financing. The issuance of the new debt and the retirement of the existing debt are expected to be completed during the second quarter.

Our financial position remains strong with a ratio of current assets to current liabilities of 2.5 to 1 at March 31, 2000, the same as at December 31, 1999. We believe our existing credit facilities, internally generated funds and ability to obtain additional financing will be sufficient to meet our future capital needs.

COST REDUCTION PROGRAM
----------------------

We initiated a program in 1998 to reduce costs and improve our worldwide operating structure. The first phase of this program was substantially completed by the end of the third quarter of 1999. The second phase, which began in the third quarter of 1999 and involves primarily the

                            THE LUBRIZOL CORPORATION
                            ------------------------

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


downsizing of our Painesville, Ohio manufacturing facility, will result in the workforce reduction of approximately 5% of our workforce, or 200 positions, and the shutdown of 23 of Painesville's 36 production systems. Through March 31, 2000, we have shut down 12 of the 23 targeted production systems and completed approximately 47% of the anticipated workforce reduction. We estimate annualized savings of $20 million by the latter part of 2000, of which approximately $1.5 million has been achieved through March 31, 2000. Cash expenditures related to the cost reduction program of approximately $.2 million were made in the first quarter of 2000. Approximately $10.4 million remains as an accrued liability at March 31, 2000, nearly all of which represents cash yet to be expended in 2000. Additionally, we will spend approximately $8 million of capital to transfer a portion of the capacity to our Deer Park, Texas plant, of which $1.9 million has been spent through March 31, 2000.

CAUTIONARY STATEMENT FOR SAFE HARBOR PURPOSES
---------------------------------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Such uncertainties and factors could cause our actual results to differ materially from those matters expressed in or implied by such forward-looking statements. We identified certain, but not necessarily all, of these uncertainties and factors in the Management's Discussion and Analysis contained on pages 22 and 23 of our 1999 Annual Report to our shareholders, and they are incorporated by reference herein.

                            THE LUBRIZOL CORPORATION
                            ------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

      We operate manufacturing and blending facilities, laboratories and offices around the world and utilize fixed and variable rate debt to finance our global operations. As a result, we are subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations, and market risk related to changes in interest rates and foreign currency exchange rates. We believe the political and economic risks related to our foreign operations are mitigated due to the stability of the countries in which our largest foreign operations are located.

      In the normal course of business, we use derivative financial instruments including interest rate swaps and foreign currency forward exchange contracts to manage our market risks. Our objective in managing our exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow and to lower our overall borrowing costs. Our objective in managing our exposure to changes in foreign currency exchange rates is to reduce the economic effect on earnings and cash flow associated with such changes. Our principal currency exposures are in the major European currencies, the Japanese yen and certain Latin American currencies. We do not hold derivatives for trading purposes.

      A quantitative and qualitative discussion about our market risk is contained on page 23 of our 1999 Annual Report to our shareholders. There have been no material changes in the market risks faced by us since December 31, 1999.

                            THE LUBRIZOL CORPORATION
                            ------------------------

                           PART II. OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         (c) On January 31, 2000, we issued 951 common shares in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the shares to a former officer pursuant to a deferred compensation program for executive officers.

                  On February 1, 2000, we issued 225 common shares in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the shares to a former director pursuant to a deferred compensation plan for directors.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

                  (10)(b)* The Lubrizol Corporation Amended Deferred
                           Compensation Plan for Directors.

                  (10)(h)* The Lubrizol Corporation 1991 Stock Incentive Plan,
                           as amended.

                  (10)(i)* The Lubrizol Corporation Deferred Stock Compensation
                           Plan for Outside Directors.

                  (10)(k)* The Lubrizol Corporation Deferred Compensation Plan
                           for Officers (Amended as of March 11, 2000).

                  (10)(l)* The Lubrizol Corporation Executive Council Deferred
                           Compensation Plan, as amended.

                  * Indicates management contract or compensatory plan or
                    arrangement.

(27)     Financial Data Schedule.

              (b)   Reports on Form 8-K

                    There were no reports on Form 8-K filed during the quarter ended March 31, 2000.


                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE LUBRIZOL CORPORATION


                                         /s/John R. Ahern
                                   -------------------------------
                                   John R. Ahern
                                   Chief Accounting Officer and
                                   Duly Authorized Signatory of
                                   The Lubrizol Corporation
Date:  May 11, 2000