Form 10-Q/A
period 2000-03-31
LUBRIZOL CORP
filed 2000-07-19
CIK 60751

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

                                   THE LUBRIZOL CORPORATION


                                         /s/John R. Ahern
                                   -------------------------------
                                   John R. Ahern
                                   Chief Accounting Officer and
                                   Duly Authorized Signatory of
                                   The Lubrizol Corporation
Date:  July 19, 2000