Form 10-Q
period 2000-06-30
LUBRIZOL CORP
filed 2000-08-08
CIK 60751

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                    Yes   [ X ]         No   [   ]

Number of the registrant's common shares, without par value, outstanding, as of July 31, 2000: 53,052,017.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                           Item 1 Financial Statements
                           ---------------------------

                            THE LUBRIZOL CORPORATION
                            ------------------------

CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------
                                                                                 June 30           December 31
(In Thousands of Dollars)                                                          2000                1999
----------------------------------------------------------------------------------------------------------------
ASSETS
------

Cash and short-term investments .......................................        $   104,054         $   185,465
Receivables ...........................................................            320,884             301,256
Inventories:
  Finished products ...................................................            123,579             118,135
  Products in process .................................................             57,804              56,855
  Raw materials .......................................................             69,942              66,102
  Supplies and engine test parts ......................................             17,250              17,057
                                                                               -----------         -----------
                                                                                   268,575             258,149
                                                                               -----------         -----------
Other current assets ..................................................             33,174              35,572
                                                                               -----------         -----------
                    Total current assets ..............................            726,687             780,442
Property and equipment - net ..........................................            655,138             670,512
Goodwill and intangible assets - net ..................................            168,321             149,779
Investments in nonconsolidated companies ..............................             39,120              30,441
Other assets ..........................................................             50,097              51,180
                                                                               -----------         -----------
                         TOTAL ........................................        $ 1,639,363         $ 1,682,354
                                                                               ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Short-term debt and current portion of long-term debt .................        $     9,741         $    37,584
Accounts payable ......................................................            123,049             138,841
Accrued expenses and other current liabilities ........................            128,817             134,875
                                                                               -----------         -----------
                    Total current liabilities .........................            261,607             311,300
                                                                               -----------         -----------
Long-term debt ........................................................            380,823             365,372
Postretirement health care obligation .................................            101,732             108,717
Noncurrent liabilities ................................................             49,822              45,054
Deferred income taxes .................................................             60,447              61,787
                                                                               -----------         -----------
                    Total liabilities .................................            854,431             892,230
                                                                               -----------         -----------
Contingencies and commitments
Shareholders' equity:

  Preferred stock without par value - authorized and unissued:
      Serial Preferred Stock - 2,000,000 shares
      Serial Preference Shares - 25,000,000 shares

  Common Shares without par value:
    Authorized 120,000,000 shares
    Outstanding - 53,158,217 shares as of June 30, 2000 after deducting
      33,037,677 treasury shares, 54,477,292 shares as of December 31,

      1999 after deducting 31,718,602 treasury shares .................             85,069              85,984
  Retained earnings ...................................................            772,332             758,090
  Accumulated other comprehensive loss ................................            (72,469)            (53,950)
                                                                               -----------         -----------
                    Total shareholders' equity ........................            784,932             790,124
                                                                               -----------         -----------
                         TOTAL ........................................        $ 1,639,363         $ 1,682,354
                                                                               ===========         ===========


Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                            ------------------------

CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------------------------------------
                                                   Second Quarter                        Six Months
                                                   Ended June 30                       Ended June 30
                                            ----------------------------------------------------------------
(In Thousands Except Per Share Data)           2000              1999               2000              1999
------------------------------------------------------------------------------------------------------------
Net sales ..........................        $ 439,347         $ 433,129         $ 874,381         $ 879,756
Royalties and other revenues .......            1,212             1,056             2,339             1,974
                                            ---------         ---------         ---------         ---------
          Total revenues ...........          440,559           434,185           876,720           881,730
Cost of sales ......................          309,499           296,985           617,207           600,159
Selling and administrative expenses            43,366            47,519            86,865            92,522
Research, testing and development
  expenses .........................           36,454            35,600            71,103            72,498
                                            ---------         ---------         ---------         ---------
          Total cost and expenses ..          389,319           380,104           775,175           765,179
Gain from litigation settlement ....                                                                 14,476
Special (charge) credit ............            2,577                               2,577            (3,136)
Other income (expense) - net .......           (2,612)             (160)           (4,353)           (3,268)
Interest income ....................            1,972             1,795             4,522             2,802
Interest expense ...................           (6,824)           (7,284)          (14,053)          (14,424)
                                            ---------         ---------         ---------         ---------
Income before income taxes .........           46,353            48,432            90,238           113,001
Provision for income taxes .........           14,641            18,404            28,421            43,879
                                            ---------         ---------         ---------         ---------
Net income .........................        $  31,712         $  30,028         $  61,817         $  69,122
                                            =========         =========         =========         =========
Net income per share ...............        $    0.59         $    0.55         $    1.15         $    1.27
                                            =========         =========         =========         =========
Net income per share, diluted ......        $    0.59         $    0.55         $    1.14         $    1.26
                                            =========         =========         =========         =========
Dividends per share ................        $    0.26         $    0.26         $    0.52         $    0.52
                                            =========         =========         =========         =========
Average common shares outstanding ..           53,547            54,564            53,924            54,556


Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                            ------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------
                                                                  Six Months Ended
                                                                       June 30

                                                            ------------------------------
(In Thousands of Dollars)                                       2000              1999
------------------------------------------------------------------------------------------
Cash provided from (used for):
Operating activities:
Net income ..........................................        $  61,817         $  69,122
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation and amortization ...................           48,469            48,245
    Deferred income taxes ...........................            3,435             1,994
    Special charge (credit) .........................           (2,577)            3,136
    Change in current assets and liabilities:
      Receivables ...................................          (27,929)          (24,434)
      Inventories ...................................          (14,023)           17,123
      Accounts payable and accrued expenses .........            2,244            21,757
      Other current assets ..........................            1,554            20,995
    Other items - net ...............................               (2)           (1,380)
                                                             ---------         ---------
          Total operating activities ................           72,988           156,558
Investing activities:
  Capital expenditures ..............................          (38,381)          (34,034)
  Acquisitions and investments in nonconsolidated
    companies .......................................          (40,641)
  Other - net .......................................              189               675
                                                             ---------         ---------
          Total investing activities ................          (78,833)          (33,359)
Financing activities:
  Short-term repayments .............................           (4,808)          (22,587)
  Long-term borrowing ...............................           18,375             5,000
  Long-term repayments ..............................          (24,867)           (2,640)
  Dividends paid ....................................          (28,074)          (28,367)
  Common shares (purchased) net of options exercised           (34,597)            1,273
                                                             ---------         ---------
          Total financing activities ................          (73,971)          (47,321)
Effect of exchange rate changes on cash .............           (1,595)           (4,651)
                                                             ---------         ---------
Net increase (decrease) in cash and short-term
  investments .......................................          (81,411)           71,227
Cash and short-term investments at the beginning
  of period .........................................          185,465            53,639
                                                             ---------         ---------
Cash and short-term investments at end of period ....        $ 104,054         $ 124,866
                                                             =========         =========


Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                            ------------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------

                                  June 30, 2000

1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and December 31, 1999, and the results of operations and cash flows for the applicable periods ended June 30, 2000 and 1999.

2. Net income per share is computed by dividing net income by average common shares outstanding during the period. Net income per share, diluted, includes the dilution effect resulting from outstanding stock options and stock awards.

     Per share amounts are computed as follows:

                                     Three Months Ended            Six Months Ended
                                          June 30                       June 30
                                  -----------------------      ------------------------
                                    2000           1999           2000           1999
                                    ----           ----           ----           ----
Numerator:
  Net income available to
    common shares                 $31,712        $30,028        $61,817        $69,122
                                  =======        =======        =======        =======
Denominator:
  Weighted average common

    shares outstanding             53,547         54,564         53,924         54,556

  Dilutive effect of stock
    options and awards                107            167            142            113
                                  -------        -------        -------        -------

Denominator for net income
  per share, diluted               53,654         54,731         54,066         54,669
                                  =======        =======        =======        =======

Net income per share              $   .59        $   .55        $  1.15        $  1.27
                                  =======        =======        =======        =======

Net income per share,
  diluted                         $   .59        $   .55        $  1.14        $  1.26
                                  =======        =======        =======        =======



3. Total comprehensive income for the three- and six-month periods ended June 30, 2000 and 1999 is comprised as follows:

                              Three Months Ended                 Six Months Ended
                                    June 30                          June 30
                          ---------------------------       ----------------------------
                             2000              1999            2000             1999
                             ----              ----            ----             ----

Net income                 $ 31,712         $ 30,028         $ 61,817         $ 69,122
Other comprehensive
  loss                       (7,338)          (8,751)         (18,519)         (28,918)
                           --------         --------         --------         --------

Total comprehensive
  income                   $ 24,374         $ 21,277         $ 43,298         $ 40,204
                           ========         ========         ========         ========



     Other comprehensive loss in each of the periods above is solely comprised of foreign currency translation adjustments, net of related tax effects.

                            THE LUBRIZOL CORPORATION
                            ------------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------

                                  June 30, 2000


4.   In March 2000, the company purchased certain assets of Alox Corporation
     (Alox) from RPM, Inc. Alox is a leading supplier of additives for corrosion prevention in metalworking products, with 1999 revenues of approximately $20 million. In March 2000, the company also acquired an additional 10% interest in its India joint venture, bringing the company's ownership interest up to 50%. The aggregate purchase price of both acquisitions was approximately $36 million, of which $26 million was assigned to goodwill and intangible assets. Amortization of goodwill is on a straight-line basis over 15 years. In June 2000, the company made an investment of approximately $4.9 million in a joint venture with GE Transportation Systems to develop and market products and services to manage critical diesel engine fluids to optimize service intervals and improve fuel consumption and fueling processes. This investment will be accounted for using the equity method of accounting.

5. The second phase of the company's cost reduction program began in the third quarter of 1999 and involves primarily the downsizing of the company's Painesville, Ohio, manufacturing plant. In the second quarter of 2000, the company recorded a pre-tax adjustment of $2.6 million ($1.7 million after-tax or $.03 per share), to reduce the amount of the special charge previously recorded in the third quarter of 1999, principally because the cost of workforce reductions at Painesville will be less than originally anticipated. This second phase will result in the reduction of approximately 5% of the company's workforce, or 190 positions, and the shutdown of 21 of Painesville's 36 production systems. Through June 30, 2000, the company has shut down 12 of the 21 targeted systems and completed approximately 52% of the workforce reduction. Cash expenditures of approximately $.4 million were made in 2000 related to the cost reduction program. Approximately $7.6 million remains as an accrued liability at June 30, 2000.

6. On March 28, 2000, the company entered into an interest rate swap agreement that effectively converts the interest on $25 million of outstanding 5.875% notes due 2008 to a variable rate of three-month LIBOR less 143 basis points. On April 5, 2000, the company entered into a similar agreement, for another $25 million of these notes, at a rate of three-month LIBOR less 118 basis points. On May 12, 2000, the company entered into two additional similar agreements for these notes, for $25 million each, at respective rates of three-month LIBOR less 188 basis points and three-month LIBOR less
     187.5 basis points.

7. The company had an effective tax rate of 31.6% for the three months ended June 30, 2000 and 31.5% for the six months ended June 30, 2000 (31.4% for both periods before the special charge adjustment) compared to 38.0% for the three months ended June 30, 1999 and 38.8% for the six months ended June 30, 1999 (38.0% before the litigation settlement and special charge). The decrease in the effective tax rate is due in part to the U.S. tax benefit from charitable contributions of technology to an educational institution and to the favorable impact of statutory tax rate changes for certain foreign subsidiaries.

8. On May 24, 2000, the company borrowed $18,375,000, through the issuance of Harris County (Texas) Industrial Development Corporation Marine Terminal Refunding Revenue Bonds, Series 2000 (the "Bonds"). Proceeds from the Bonds were used, on June 30, 2000, to repay $18,375,000 aggregate amount of Marine Terminal Refunding Revenue Bonds, Series 1991.

                            THE LUBRIZOL CORPORATION
                            ------------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------

                                  June 30, 2000

     The Bonds have a stated maturity of July 1, 2018 and bear interest at a variable interest rate which will be determined weekly by Morgan Stanley and Co., the remarketing agent for the Bonds. At each weekly reset date, the bondholders may put the Bonds back to the company; however, the company expects that such bonds would then be remarketed. If the bonds cannot be remarketed, the company has credit facilities in place that would enable it to refinance the debt for a period beyond one year. The bonds are, therefore, classified as long-term debt in the financial statements.

9. The company aggregates its product lines into two principal operating segments: chemicals for transportation and chemicals for industry. The company evaluates performance and allocates resources based on segment contribution income, defined as revenues less expenses directly identifiable to the product lines aggregated within each segment. In addition, the company allocates corporate research, testing, selling and administrative expenses, and excess production capacity costs in arriving at segment operating profit before tax.

     The following table presents a summary of the company's reportable segments for the three- and six- months ended June 30, 2000 and 1999 on a basis of segmentation consistent with the previous year end:


                                                 Three Months Ended                  Six Months Ended
                                                      June 30                             June 30
                                            ---------------------------         ---------------------------
                                               2000              1999             2000               1999
                                            ---------         ---------         ---------         ---------
Revenue from external customers:
  Chemicals for transportation              $ 359,558         $ 360,624         $ 719,609         $ 733,862
  Chemicals for industry                       81,001            73,561           157,111           147,868
                                            ---------         ---------         ---------         ---------
     Total revenues                         $ 440,559         $ 434,185         $ 876,720         $ 881,730
                                            =========         =========         =========         =========

Segment contribution income:
  Chemicals for transportation              $  76,036         $  86,972         $ 151,590         $ 175,168
  Chemicals for industry                       12,582            11,492            24,700            24,652
                                            ---------         ---------         ---------         ---------
     Total segment contribution
       income                               $  88,618         $  98,464         $ 176,290         $ 199,820
                                            =========         =========         =========         =========

Segment operating profit before tax:
  Chemicals for transportation              $  40,670         $  47,861         $  81,644         $  99,199
  Chemicals for industry                        7,958             6,060            15,548            14,084
                                            ---------         ---------         ---------         ---------
     Total segment operating
       profit before tax                       48,628            53,921            97,192           113,283
Gain from litigation settlement                                                                      14,476
Special (charge) credit                         2,577                               2,577            (3,136)
Interest expense - net                         (4,852)           (5,489)           (9,531)          (11,622)
                                            ---------         ---------         ---------         ---------
Consolidated income before tax              $  46,353         $  48,432         $  90,238         $ 113,001
                                            =========         =========         =========         =========



     Prior-year amounts have been restated to reflect reclassifications of products between chemicals for transportation and chemicals for industry operating segments. Prior-year segment contribution income has been restated to reflect the exclusion, for internal management reporting purposes, effective January 1, 2000, of excess production capacity from product costs; this change had no effect on segment operating profit before tax.

                            THE LUBRIZOL CORPORATION
                            ------------------------

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


RESULTS OF OPERATIONS
---------------------


Our revenues for the second quarter and first half of 2000 were not materially different than for the corresponding periods of 1999. Significant increases in raw material costs in both the first and second quarters of 2000 resulted in lower profit margins for the first half of 2000 as compared to the first half of 1999. We benefited from lower operating expenses and a lower effective tax rate, but were negatively impacted by currency effects. After excluding a litigation settlement gain, a special charge and an adjustment to a special charge, net income for the second quarter was the same as for the second quarter of 1999 and decreased 5% for the first half as compared to the first half of 1999.

We group our product lines into two operating segments: chemicals for transportation and chemicals for industry. Chemicals for transportation comprised approximately 83% of our consolidated revenues and 87% of our segment pre-tax operating profits for the full year 1999 (82% of revenues and 84% of operating profits for the six months ended June 30, 2000). This discussion and analysis of our financial condition and results of operations is primarily focused upon the company as a whole, since we believe this provides the most appropriate understanding of our business. See Note 9 to the financial statements for further financial disclosures by operating segment.

Consolidated revenues increased $6.4 million, or 1% (and were flat excluding acquisitions), for the second quarter of 2000 compared with the second quarter of 1999, and decreased $5.0 million, or 1%, for the first half of 2000 compared with the first half of 1999. On a year-to-year comparative basis, chemicals for transportation revenues decreased $1.1 million, or less than 1%, for the second quarter and $14.3 million, or 2%, for the six months. On a similar basis, chemicals for industry revenues increased $7.4 million, or 10%, for the second quarter and $9.2 million, or 6%, for the six months.

Shipment volume was flat in the second quarter of 2000 (and decreased 1% excluding acquisitions) and decreased 1% in the first half of 2000 (2% excluding acquisitions) compared with the same periods in 1999. Shipments to North American customers decreased 3% for the second quarter and 4% for the first six months of 2000, and international shipments increased 2% for the second quarter and 1% for the first six months of 2000 compared with the same periods in 1999. First half shipments in Asia Pacific increased 1% compared to 1999, as a strong second quarter made up for an unfavorable first quarter comparison, and first half shipments in Europe and Latin America increased 2% and 1%, respectively, compared to the first half of 1999.

Average additive selling price increased 1% for the second quarter of 2000 and was flat for the first six months of 2000 compared with the same periods in 1999, because of higher pricing offset by unfavorable currency. Sequentially, average selling price remained the same from the first quarter to the second quarter of 2000. Although we achieved an additional 2% contribution from the phasing in of our December 1999 price increase (we also saw a 2% increase in the first quarter of 2000), this was offset by unfavorable currency and weaker product mix. We announced a second price increase in the first quarter to recover higher raw material costs experienced during the first quarter, and we expect to realize this price increase in the second half of 2000.

                            THE LUBRIZOL CORPORATION
                            ------------------------

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Cost of sales increased 4% for the second quarter of 2000 and increased 3% for the first half of 2000, compared to the same periods in 1999, because of higher raw material costs partially offset by lower manufacturing expenses. Average raw material cost increased 11% for the second quarter of 2000 and 9% for the first half of 2000, compared with the same periods in 1999, due to the impact of higher crude oil costs on petrochemical prices. Manufacturing costs were 10% lower for the second quarter of 2000 compared with the second quarter of 1999 and 7% lower for the first half of 2000 compared with the first half of 1999, due to savings resulting from the integration of the Adibis business and favorable currency effects. Sequentially, raw material costs increased 2% in the second quarter as compared to the first quarter. Our historical raw material cost is a weighted average and is lagging our U.S. purchasing index for raw materials, which increased 5% from March 31 to June 30, 2000. As a result, we expect raw material costs to continue to increase during the third quarter. In response to the higher raw material costs experienced during the second quarter, we announced a third price increase in July 2000.

Gross profit (sales less cost of sales) decreased $6.3 million or 5% for the second quarter of 2000, and $22.4 million or 8% for the first half of 2000, compared with the same periods in 1999 because of higher raw material costs, partially offset by lower manufacturing expense and the impact of an acquisition. Chemicals for transportation gross profit decreased $8.7 million, or 8%, for the second quarter of 2000, and $25.2 million, or 11%, for the first half of 2000 compared with the same periods in 1999 due to the factors mentioned above. Chemicals for industry gross profit increased $2.4 million, or 9%, for the second quarter of 2000, and $2.8 million, or 5%, for the first half of 2000 compared with the same periods in 1999, primarily due to gross profit increases in our performance chemicals, coatings and inks, and synthetic refrigerant lubricant product groups. These factors caused our gross profit percentage (gross profit divided by net sales) to be 29.6% in the second quarter of 2000 and 29.4% in the first half of 2000, compared with 31.4% and 31.8% in the respective periods of 1999. Sequentially, gross profit increased 2% from the first quarter of 2000 and the gross profit percentage increased from 29.3% in the first quarter of 2000.

Selling and administrative expenses decreased $4.2 million, or 9%, for the second quarter of 2000 and $5.7 million, or 6%, for the first half of 2000 compared with the respective 1999 periods, due to lower legal expenses and lower implementation costs for our enterprise-wide management information system.

Our research, testing and development expenses (technology expenses) increased $.9 million, or 2%, for the second quarter of 2000 and decreased $1.4 million, or 2%, for the first six months of 2000 compared with the same periods of 1999. The first half decrease is because of lower activity at third-party testing facilities in the first three months of the year resulting, in part, from an industry delay in finalizing specifications for the U.S. passenger car motor oil technical standard, GF-3. The specification issues have now been resolved, and testing is beginning in the third quarter. As a result, we expect technology expenses will be higher in the second half of 2000 than in the first half of 2000.

The change in other income (expense) negatively affected pre-tax income by $2.5 million for the second quarter of 2000 and by $1.1 million for the first half of 2000 compared with the respective 1999 periods. The unfavorable change for the second quarter was primarily due to an

                            THE LUBRIZOL CORPORATION
                            ------------------------

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

increase in currency translation and transaction losses and lower equity earnings of affiliated companies. The unfavorable change for the first half of 2000 compared to the first half of 1999 was due primarily to lower equity earnings of affiliated companies.

Interest income increased $.2 million for the second quarter of 2000 and $1.7 million for the first half of 2000 compared to the same periods in 1999 principally because of a higher level of cash investments in the first three months of 2000.

On March 31, 1999, the company and Exxon Corporation reached a settlement of all pending intellectual property litigation between the two companies and their affiliates, except for litigation pending in Canada. Under the settlement agreement, Exxon paid us cash of $16.8 million in April 1999. After deducting related expenses, this settlement increased pre-tax income by $14.5 million ($9.0 million after-tax or $.16 per share) for the first half of 1999.

In the first quarter of 1999, we recognized additional expense of $3.1 million ($2.9 million after-tax or $.05 per share), to reflect an additional amount for separation benefits, principally in Japan, under our cost reduction program originally announced and recognized in the fourth quarter of 1998.

In the second quarter of 2000, we recorded a pre-tax adjustment of $2.6 million ($1.7 million after-tax or $.03 per share), to reduce the amount of a special charge recorded in the third quarter of 1999 relating to the downsizing of our Painesville manufacturing facility. The cost of workforce reductions at Painesville will be less than we originally anticipated because we have increased the planned number of employees at the end of the second phase of our cost reduction program due to the assumption of Alox production, retention of a waste incineration process and higher expected throughput. We also have eliminated a number of positions without severance pay cost since we have been able to transfer employees to positions in our other facilities outside of Painesville.

We had an effective tax rate of 31.6% for the three months ended June 30, 2000 and 31.5% for the six months ended June 30, 2000 (31.4% for both periods before the special charge adjustment) compared to 38.0% for the three months ended June 30, 1999 and 38.8% for the six months ended June 30, 1999 (38.0% before the litigation settlement and special charge). We also anticipate an effective tax rate of 31.4% for the full year 2000, as compared with 36.5% for the full year 1999, prior to the litigation settlement and special charge. This anticipated decrease in the annual effective tax rate is due in part to the U.S. tax benefit from charitable contributions of technology to an educational institution and the favorable impact of statutory tax rate changes for certain of our foreign subsidiaries. The lower tax rate used for the second quarter of 2000 and first half of 2000, prior to special charge adjustment, had a favorable effect of $.05 per share and $.11 per share, respectively, when compared to the rate of 38.0% (prior to litigation settlement and special charge) used for the comparable periods in 1999.

Changes in currency exchange rates in effect during the second quarter and first half of 2000 had an unfavorable effect on net income per share of $.04 and $.09 per share, respectively, as compared to exchange rates in effect during the comparable periods in 1999.

                            THE LUBRIZOL CORPORATION
                            ------------------------

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Primarily as a result of the above factors, net income for the second quarter of 2000 was $31.7 million or $.59 per share ($30.0 million or $.56 per share, after excluding the adjustment to the special charge) as compared to $30.0 million or $.55 per share for the second quarter of 1999. For the first half of 2000, net income was $61.8 million or $1.15 per share ($1.14 per share diluted) as compared to $69.1 million or $1.27 per share ($1.26 per share diluted) for the first half of 1999. After excluding the 2000 second quarter adjustment to the special charge and the 1999 first quarter gain from the litigation settlement and adjustment to the special charge, net income for the first half of 2000 was $60.1 million ($1.12 per share; $1.11 per share diluted) compared to $63.0 million ($1.16 per share; $1.15 per share diluted) for the first half of 1999.


WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
------------------------------------------------

Cash provided from operating activities was $73.0 million for the first six months of 2000 compared with $156.6 million for the first six months of 1999. The decrease in cash flow from operations was principally attributable to a $38 million increase in working capital in 2000 compared to $35 million reduction in working capital in 1999. The working capital change resulted from increased inventories in 2000 in advance of planned maintenance at some of our facilities, as compared to decreased inventory levels in the first half of last year as part of our working capital initiative; reduced current liabilities in 2000 as compared to the first six months of 1999 during which there was a large increase in income taxes payable; and the collection of a $16.1 million income tax refund in the first quarter of 1999, with no comparable collection this year.

Our capital expenditures in the first half of 2000 were $38.4 million compared with $34.0 million for the same 1999 period. We estimate capital spending for the full year 2000 will be $75 million to $80 million as compared to $64.9 million in 1999.

During the first quarter of 2000, we spent approximately $36 million on two acquisitions. We acquired certain production assets and working capital of Alox Corporation (Alox), a leading supplier of additives for corrosion prevention in metalworking products, with annual revenues of approximately $20 million. We will integrate the Alox operation into our existing infrastructure and, after a transition period, relocate the manufacturing activity to our Painesville, Ohio plant. We also acquired an additional 10% interest in our India joint venture, bringing our ownership interest up to 50%. During the second quarter of 2000, we made an investment of approximately $4.9 million in a joint venture with GE Transportation Systems to develop and market products and services to manage critical diesel engine fluids to optimize service intervals and improve fuel consumption and fueling processes.

We have maintained an active share repurchase program for a number of years, although we suspended repurchases for most of 1999. We resumed share repurchases in late 1999 and repurchased approximately 1,380,000 shares for $35.9 million in the first half of 2000. We plan to spend approximately $20 million on share repurchases during the third quarter of 2000. Our net debt to capitalization ratio, which had fallen from approximately 35% to 25% during the time share repurchases were suspended, was 29.4% at June 30, 2000. Net debt is the total of short-

                            THE LUBRIZOL CORPORATION
                            ------------------------

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------

and long-term debt, reduced by cash and short-term investments in excess of an assumed operating cash level of $40 million. Capitalization is shareholders' equity plus net debt.

Primarily as a result of these activities and the payment of dividends, our balance of cash and short-term investments decreased $81.4 million at June 30, 2000 compared with December 31, 1999.

Our financial position remains strong with a ratio of current assets to current liabilities of 2.8 to 1 at June 30, 2000 compared with a ratio of 2.5 to 1 at December 31, 1999. We believe our current credit facilities, internally generated funds and ability to obtain additional financing will be sufficient to meet our future spending needs.

COST REDUCTION PROGRAM
----------------------

We initiated a program in 1998 to reduce costs and improve our worldwide operating structure. The first phase of this program was substantially completed by the end of the third quarter of 1999. The second phase, which began in the third quarter of 1999 and involves primarily the downsizing of our Painesville, Ohio manufacturing facility, will result in the reduction of approximately 5% of our workforce, or 190 positions, and the shutdown of 21 of Painesville's 36 production systems. Through June 30, 2000, we have shut down 12 of the 21 targeted production systems and completed approximately 52% of the anticipated workforce reduction. We estimate annualized savings from the second phase of this program of $20 million beginning in 2001. We have achieved approximately $3.0 million in savings through June 30, 2000, and we expect to achieve $7.0 million in savings by the end of 2000. We will spend approximately $8 million of capital to transfer a portion of the capacity to our Deer Park, Texas plant, of which $4.6 million has been spent through June 30, 2000.

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

                           PART II. OTHER INFORMATION
                           --------------------------

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         (c) On May 3, 2000, we issued 577 common shares in private placement transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the shares to two former directors pursuant to a deferred compensation plan for directors.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Annual Meeting of Shareholders of the Corporation was held May 1, 2000. The following matters were voted on by the shareholders:

         1.       Election of directors:

                  (a) Jerald A. Blumberg. The vote was 47,492,767 shares for and 471,785 shares to withhold authority.

                  (b) Forest J. Farmer, Sr. The vote was 47,473,306 shares for and 491,246 shares to withhold authority.

                  (c) Ronald A. Mitsch. The vote was 47,471,324 shares for and 493,228 shares to withhold authority.

                  (d) Daniel E. Somers. The vote was 47,491,400 shares for and 473,152 shares to withhold authority.

         2. A proposal to confirm the appointment of Deloitte & Touche LLP as independent auditors. The vote was 47,788,974 shares for; 91,543 shares against; and 84,035 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

                  (27)     Financial Data Schedule

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

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


Date:  August 8, 2000