Form 10-Q
period 2000-09-30
LUBRIZOL CORP
filed 2000-11-13
CIK 60751

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                    Yes   [ X ]         No   [   ]

Number of the registrant's common shares, without par value, outstanding, as of October 31, 2000: 52,071,877.

                            PART I. FINANCIAL INFORMATION

                             ITEM 1 FINANCIAL STATEMENTS
                             ---------------------------

                              THE LUBRIZOL CORPORATION
                              ========================

CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------
                                                              September 30      December 31
(In Thousands of Dollars)                                          2000             1999
--------------------------------------------------------------------------------------------
ASSETS
Cash and short-term investments ........................      $   106,153       $   185,465
Receivables ............................................          308,135           301,256
Inventories:
  Finished products ....................................          133,902           118,135
  Products in process ..................................           67,801            56,855
  Raw materials ........................................           71,936            66,102
  Supplies and engine test parts .......................           16,899            17,057
                                                              -----------       -----------
                                                                  290,538           258,149
                                                              -----------       -----------
Other current assets ...................................           31,617            35,572
                                                              -----------       -----------
                    Total current assets ...............          736,443           780,442
Property and equipment - net ...........................          674,676           670,512
Goodwill and intangible assets - net ...................          172,640           149,779
Investments in nonconsolidated companies ...............           34,771            30,441
Other assets ...........................................           50,643            51,180
                                                              -----------       -----------
                         TOTAL .........................      $ 1,669,173       $ 1,682,354
                                                              ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt and current portion of long-term debt ..      $    16,987       $    37,584
Accounts payable .......................................          153,743           138,841
Accrued expenses and other current liabilities .........          127,140           134,875
                                                              -----------       -----------
                    Total current liabilities ..........          297,870           311,300
                                                              -----------       -----------
Long-term debt .........................................          380,666           365,372
Postretirement health care obligation ..................          101,704           108,717
Noncurrent liabilities .................................           50,334            45,054
Deferred income taxes ..................................           59,562            61,787
                                                              -----------       -----------
                    Total liabilities ..................          890,136           892,230
                                                              -----------       -----------

Minority interest ......................................           32,344
Contingencies and commitments
Shareholders' equity:
  Preferred stock without par value - authorized
    and unissued:
      Serial Preferred Stock - 2,000,000 shares
      Serial Preference Shares - 25,000,000 shares
  Common Shares without par value:
    Authorized 120,000,000 shares
    Outstanding - 52,214,677 shares as of September 30,
      2000 after deducting 33,981,217 treasury
      shares, 54,477,292 shares as of December 31,
      1999 after deducting 31,718,602 treasury shares ..           83,588            85,984
  Retained earnings ....................................          749,678           758,090
  Accumulated other comprehensive income (loss)  .......          (86,573)          (53,950)
                                                              -----------       -----------
                    Total shareholders' equity .........          746,693           790,124
                                                              -----------       -----------
                         TOTAL .........................      $ 1,669,173       $ 1,682,354
                                                              ===========       ===========


Amounts shown are unaudited.

                           THE LUBRIZOL CORPORATION
                           ========================

CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------------------------------------
                                                    Third Quarter                         Nine Months
                                                Ended September 30                   Ended September 30
                                          -------------------------------------------------------------------
(In Thousands Except Per Share Data)           2000               1999              2000               1999
-------------------------------------------------------------------------------------------------------------
Net sales ..........................      $   424,032       $   431,978       $ 1,298,413       $ 1,311,734
Royalties and other revenues .......              954             1,251             3,293             3,225
                                          -----------       -----------       -----------       -----------
          Total revenues ...........          424,986           433,229         1,301,706         1,314,959
Cost of sales ......................          302,408           295,366           919,615           895,525
Selling and administrative expenses            41,790            43,854           128,655           136,376
Research, testing and development
  expenses .........................           39,051            34,753           110,154           107,251
                                          -----------       -----------       -----------       -----------
          Total cost and expenses ..          383,249           373,973         1,158,424         1,139,152
Gain from litigation settlement ....                                                                 14,476
Special (charge) credit ............                            (20,767)            2,577           (23,903)
Other income (expense) - net .......           (5,661)           (2,398)          (10,014)           (5,666)
Interest income ....................            1,820             2,433             6,342             5,235
Interest expense ...................           (6,427)           (8,066)          (20,480)          (22,490)
                                          -----------       -----------       -----------       -----------
Income before income taxes .........           31,469            30,458           121,707           143,459
Provision for income taxes .........            8,214            10,046            36,635            53,925
                                          -----------       -----------       -----------       -----------
Net income .........................      $    23,255       $    20,412       $    85,072       $    89,534
                                          ===========       ===========       ===========       ===========
Net income per share ...............      $      0.44       $      0.37       $      1.59       $      1.64
                                          ===========       ===========       ===========       ===========
Net income per share, diluted ......      $      0.44       $      0.37       $      1.59       $      1.64
                                          ===========       ===========       ===========       ===========
Dividends per share ................      $      0.26       $      0.26       $      0.78       $      0.78
                                          ===========       ===========       ===========       ===========
Average common shares outstanding ..           52,790            54,607            53,546            54,573


Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                            ========================

CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------
                                                               Nine Months Ended
                                                                 September 30
                                                    ------------------------------------
(In Thousands of Dollars)                                  2000               1999
----------------------------------------------------------------------------------------
Cash provided from (used for):
Operating activities:
Net income .........................................      $  85,072       $  89,534
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation and amortization ..................         73,221          72,462
    Deferred income taxes ..........................          3,524           2,489
    Special charges ................................         (2,577)         23,903
    Change in current assets and liabilities:
      Receivables ..................................        (19,981)        (19,824)
      Inventories ..................................        (39,261)         16,807
      Accounts payable and accrued expenses ........         19,902          18,620
      Other current assets .........................          2,907          21,524
    Other items - net ..............................          2,873             (53)
                                                          ---------       ---------
          Total operating activities ...............        125,680         225,462
Investing activities:
  Capital expenditures .............................        (59,566)        (47,572)
  Acquisitions and investments in nonconsolidated
    companies ......................................        (41,141)
  Other - net ......................................          1,680             830
                                                          ---------       ---------
          Total investing activities ...............        (99,027)        (46,742)
Financing activities:
  Short-term borrowing (repayment)  ................          2,211         (22,974)
  Long-term borrowing ..............................         18,375           5,000
  Long-term repayments .............................        (26,720)         (5,037)
  Dividends paid ...................................        (41,858)        (42,558)
  Common shares (purchased) net of options exercised        (54,602)          1,422
                                                          ---------       ---------
          Total financing activities ...............       (102,594)        (64,147)
Effect of exchange rate changes on cash ............         (3,371)         (4,445)
                                                          ---------       ---------
Net increase (decrease) in cash and short-term
  investments ......................................        (79,312)        110,128
Cash and short-term investments at the beginning
  of period ........................................        185,465          53,639
                                                          ---------       ---------
Cash and short-term investments at end of period ...      $ 106,153       $ 163,767
                                                          =========       =========


Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                            ========================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000


1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and December 31, 1999, and the results of operations and cash flows for the applicable periods ended September 30, 2000 and 1999.

2. Net income per share is computed by dividing net income by average common shares outstanding during the period. Net income per share, diluted, includes the dilution effect resulting from outstanding stock options and stock awards.

     Per share amounts are computed as follows:

                                    Three Months Ended        Nine Months Ended
                                      September 30             September 30
                                   ------------------       --------------------
                                   2000         1999          2000       1999
                                   ----         ----          ----       ----
Numerator:
  Net income available to
    common shares                 $23,255      $20,412      $85,072      $89,534
                                  =======      =======      =======      ========
Denominator:
  Weighted average common
    shares outstanding             52,790       54,607       53,546       54,573

  Dilutive effect of stock
    options and awards                 65          169          117          132
                                  -------      -------      -------      -------
Denominator for net income
  per share, diluted               52,855       54,776       53,663       54,705
                                  =======      =======      =======      =======
Net income per share              $   .44      $   .37      $  1.59      $  1.64
                                  =======      =======      =======      =======
Net income per share,
  diluted                         $   .44      $   .37      $  1.59      $  1.64
                                  =======      =======      =======      =======


3.       Total comprehensive income is comprised of the following:

                                   Three Months Ended                   Nine Months Ended
                                      September 30                          September 30
                                ------------------------            --------------------------
                                  2000             1999               2000               1999
                                --------         -------            -------           --------
Net income                      $23,255          $20,412            $85,072           $ 89,534
Other comprehensive
  income (loss)                 (14,104)          10,335            (32,623)           (18,583)
                                -------          -------            -------           --------

Total comprehensive
  income                        $ 9,151          $30,747            $52,449           $ 70,951
                                =======          =======            =======           ========



     Other comprehensive income (loss) in each of the periods above is solely comprised of foreign currency translation adjustments, net of related tax effects.

                            THE LUBRIZOL CORPORATION
                            ========================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

4.       In March 2000, the company purchased certain assets of Alox Corporation
         (Alox) from RPM, Inc. Alox is a leading supplier of additives for corrosion prevention in metalworking products, with 1999 revenues of approximately $20 million. In March 2000, the company also acquired an additional 10% interest in its India joint venture, increasing the company's ownership interest to 50%. The aggregate purchase price of both acquisitions was approximately $36 million, of which $26 million was assigned to goodwill and intangible assets. Amortization of goodwill is on a straight-line basis over 15 years. In June 2000, the company made an investment of approximately $4.9 million in a joint venture with GE Transportation Systems to develop and market products and services to manage critical diesel engine fluids to optimize service intervals and improve fuel consumption and fueling processes. This investment will be accounted for using the equity method of accounting. In September 2000, the company signed a new agreement with PetroChina Company Limited giving the company control over its subsidiary in China and providing for capital contributions by each party of approximately $28 million. The agreement was effective on September 4, 2000, with a business license issued on September 29, 2000 and therefore, the company has consolidated this operation as of September 30, 2000.

5. The second phase of the company's cost reduction program began in the third quarter of 1999 and involves primarily the downsizing of the company's Painesville, Ohio, manufacturing plant. In the second quarter of 2000, the company recorded a pre-tax adjustment of $2.6 million ($1.7 million after-tax or $.03 per share), to reduce the amount of the special charge previously recorded in the third quarter of 1999, principally because the cost of workforce reductions at Painesville will be less than originally anticipated. This second phase will result in the reduction of approximately 5% of the company's workforce, or 190 positions, and the shutdown of 21 of Painesville's 36 production systems. Through September 30, 2000, the company has shut down 15 of the 21 targeted systems and completed approximately 59% of the workforce reduction. Cash expenditures of approximately $.5 million were made in 2000 related to the cost reduction program. Approximately $7.5 million remains as an accrued liability at September 30, 2000, of which $5.0 million relates to employee separations and $2.5 million relates to equipment cleaning and dismantling. The company expects to shut down the remaining targeted production units and complete the workforce reduction by the end of the fourth quarter of 2000.

6. On March 28, 2000, the company entered into an interest rate swap agreement that effectively converts the interest on $25 million of outstanding 5.875% notes due in 2008 to a variable rate of three-month LIBOR less 143 basis points. On April 5, 2000, the company entered into a similar agreement, for another $25 million of these notes, at a rate of three-month LIBOR less 118 basis points. On May 12, 2000, the company entered into two additional similar agreements for these notes, for $25 million each, at respective rates of three-month LIBOR less 188 basis points and three-month LIBOR less 187.5 basis points.

7. The company had an effective tax rate of 26.1% for the three months ended September 30, 2000 and 30.1% for the nine months ended September 30, 2000 (30.0% for the nine months before the special charge adjustment) compared to 33.0% for the three months ended September 30, 1999 (35.0% for the three months ended September 30, 1999 before the special charge) and 37.6% for the nine months ended September 30, 1999 (37.0% for the nine months ended September 30, 1999 before the

                            THE LUBRIZOL CORPORATION
                            ========================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

         litigation settlement and special charge). The decrease in the year-to-date effective tax rate compared to 1999 is due to the U.S. tax benefit from charitable contributions of technology to an educational institution, the favorable impact of statutory tax rate changes for certain foreign subsidiaries and an increase in the U.S. Foreign Sales Corporation tax benefit on export sales.

8. On May 24, 2000, the company borrowed $18,375,000, through the issuance of Harris County (Texas) Industrial Development Corporation Marine Terminal Refunding Revenue Bonds, Series 2000 (the "Bonds"). Proceeds from the Bonds were used, on June 30, 2000, to repay $18,375,000 aggregate amount of Harris County (Texas) Industrial Development Corporation Marine Terminal Refunding Revenue Bonds, Series 1991.

         The Bonds have a stated maturity of July 1, 2018 and bear interest at a variable interest rate which will be determined weekly by Morgan Stanley and Co., the remarketing agent for the Bonds (the interest rate at September 30, 2000 was 5.6%). At each weekly reset date, the bondholders may put the Bonds back to the company; however, the company expects that these Bonds would then be remarketed. If the Bonds cannot be remarketed, the company has credit facilities in place that would enable it to refinance the debt for a period beyond one year. The Bonds are, therefore, classified as long-term debt in the financial statements.

9. In September 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which is to become effective for the company no later than the fourth quarter of 2000. EITF 00-10 provides that all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned for the goods sold and should be classified as revenue. The company currently nets freight revenues against freight expenses within cost of sales. The company is currently evaluating the requirements and effects of EITF 00-10, and estimates that implementation will result in an increase in revenues of approximately 1% to 3% with a corresponding increase in cost of sales for the same amount. There will be no effect on the dollar amount of the company's gross profit or net income.

10. On October 12, 2000, the company reached a settlement of all pending patent litigation with Imperial Oil Limited (Imperial), a Canadian affiliate of Exxon Mobil Corporation. Under the settlement agreement, Lubrizol received $25 million, which will be recorded in the fourth quarter of 2000, net of related expenses of $5.6 million. The company and Imperial have also entered into a ten-year agreement for the supply by the company of $490 million (Canadian dollars) of product to Imperial.

11. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," which was to become effective for the company no later than January 1, 2000. In June 1999, the FASB delayed the required effective date for SFAS 133, which delayed the required effective date for the company until January 1, 2001. The company has substantially completed its evaluation of the requirements of SFAS 133 and believes that adoption of the standard will not have a material effect on the company's financial statements.

                            THE LUBRIZOL CORPORATION
                            ========================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000


12. The company aggregates its product lines into two principal operating segments: chemicals for transportation and chemicals for industry. The company evaluates performance and allocates resources based on segment contribution income, defined as revenues less expenses directly identifiable to the product lines aggregated within each segment. In addition, the company allocates corporate research, testing, selling and administrative expenses, and excess production capacity costs in arriving at segment operating profit before tax.

     The following table presents a summary of the company's reportable segments for the three- and nine- months ended September 30, 2000 and 1999 on a basis of segmentation consistent with the previous year end:

                                                Three Months Ended                 Nine Months Ended
                                                  September 30                        September 30
                                          -----------------------------       -----------------------------
                                              2000              1999             2000               1999
                                          -----------       -----------       -----------       -----------
Revenue from external customers:
  Chemicals for transportation            $   346,964       $   358,147       $ 1,066,573       $ 1,092,009
  Chemicals for industry                       78,022            75,082           235,133           222,950
                                          -----------       -----------       -----------       -----------
     Total revenues                       $   424,986       $   433,229       $ 1,301,706       $ 1,314,959
                                          ===========       ===========       ===========       ===========

Segment contribution income:
  Chemicals for transportation            $    65,542       $    86,860       $   217,132       $   262,028
  Chemicals for industry                       10,140            12,073            34,840            36,726
                                          -----------       -----------       -----------       -----------
     Total segment contribution
       income                             $    75,682       $    98,933       $   251,972       $   298,754
                                          ===========       ===========       ===========       ===========

Segment operating profit before tax:
  Chemicals for transportation            $    30,508       $    49,939       $   112,152       $   149,138
  Chemicals for industry                        5,568             6,919            21,116            21,003
                                          -----------       -----------       -----------       -----------
     Total segment operating
       profit before tax                       36,076            56,858           133,268           170,141
Gain from litigation settlement                                                                      14,476
Special (charge) credit                                         (20,767)            2,577           (23,903)
Interest expense - net                         (4,607)           (5,633)          (14,138)          (17,255)
                                          -----------       -----------       -----------       -----------
Consolidated income before tax            $    31,469       $    30,458       $   121,707       $   143,459
                                          ===========       ===========       ===========       ===========


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

                            THE LUBRIZOL CORPORATION
                            ========================

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                -------------------------------------------------


RESULTS OF OPERATIONS

Our consolidated revenues for the third quarter and nine months ended September 30, 2000 were down slightly compared to the corresponding periods of 1999. We continued to experience significant increases in raw material costs in the third quarter of 2000, and we had lower profit margins for the third quarter and the first nine months of 2000 as compared to the corresponding periods of 1999. We have been raising prices, but the increases have not recovered the higher raw material costs and have been diluted by currency effects. We have benefited from lower operating expenses and a lower effective tax rate. However, net income for the third quarter of 2000 decreased 30% compared to the third quarter of 1999 and decreased 13% for the first nine months of 2000 as compared to the first nine months of 1999, after excluding special items from all periods.

We group our product lines into two operating segments: chemicals for transportation and chemicals for industry. Chemicals for transportation comprised approximately 83% of our consolidated revenues and 87% of our segment pre-tax operating profits for the full year 1999 (82% of revenues and 84% of operating profits for the nine months ended September 30, 2000). This discussion and analysis of our financial condition and results of operations is primarily focused upon the company as a whole, since we believe this provides the most appropriate understanding of our business. See Note 12 to the financial statements for further financial disclosures by operating segment.

Consolidated revenues decreased $8.2 million, or 2% (3% excluding acquisitions), for the third quarter of 2000 compared with the third quarter of 1999, and decreased $13.3 million, or 1% (2% excluding acquisitions), for the first nine months of 2000 compared with the first nine months of 1999. On a year-to-year comparative basis, chemicals for transportation revenues decreased $11.2 million, or 3%, for the third quarter and $25.4 million, or 2%, for the nine months. On a similar basis, chemicals for industry revenues increased $2.9 million, or 4%, for the third quarter and $12.2 million, or 5%, for the nine months.

Shipment volume decreased 3% in the third quarter of 2000 (4% excluding acquisitions) and decreased 2% in the first nine months of 2000 (2% excluding acquisitions) compared with the same periods in 1999. Shipments to North American customers decreased 2% for the third quarter and 4% for the first nine months of 2000, and international shipments decreased 3% for the third quarter and were flat for the first nine months of 2000 compared with the same periods in 1999. The drop in international shipments for the third quarter occurred entirely in September. We believe most of this decrease was due to customer order pattern, as it appears that October international volume is back to normal. Nine-month shipments to customers in Asia Pacific and Latin America increased 3% and 4%, respectively, compared to 1999, as both regions experienced strong third quarters. Nine-month shipments to customers in Europe decreased 3%, compared to 1999, due to 11% lower shipments in the third quarter of 2000 compared with third quarter of 1999. This decrease was partially because of lower customer orders in September 2000 due to disruption from fuel tax protests in the region and some large tender shipments in the third quarter of 1999 that did not occur in 2000.

Average additive selling price increased 1% for the third quarter of 2000 and was flat for the first nine months of 2000 compared with the same periods in 1999, because higher pricing was offset by unfavorable

                            THE LUBRIZOL CORPORATION
                            ========================

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

currency and product mix. Sequentially, average selling price increased 1% from the second quarter to the third quarter of 2000, as a 2% real increase in selling price was partially offset by unfavorable currency impact.

Cost of sales increased 2% for the third quarter of 2000 and increased 3% for the first nine months of 2000, compared to the same periods in 1999, because of higher raw material costs partially offset by lower manufacturing expenses. Average raw material cost increased 11% for the third quarter of 2000 and 9% for the first nine months of 2000, compared with the same periods in 1999, due to the impact of higher crude oil costs on petrochemical prices. Sequentially, average raw material cost increased 5% in the third quarter as compared to the second quarter. We expect further increases in average raw material cost of 3% to 4% in the fourth quarter. In response to the higher raw material costs experienced during the second quarter, we implemented a third price increase in the third quarter of 2000.

We have now implemented three price increases in the past twelve months, but these have failed to recover the full amount of material cost increases and have been diluted by negative currency affects. Fluctuating crude oil and petrochemical prices make it difficult to accurately predict when material costs will stabilize and gross margins will improve, but we do not expect any improvement during the remainder of this year. Further price increases will be necessary to recover higher material costs, and therefore, we have announced another price increase in November 2000.

Manufacturing costs were 9% lower for the third quarter of 2000 compared with the third quarter of 1999 and 8% lower for the first nine months of 2000 compared with the first nine months of 1999. Half of the reduction in manufacturing costs for the quarter and a third of the reduction for the nine months resulted from higher inventory levels with corresponding increases in capitalized manufacturing labor and overhead costs. Some of this favorable variance will reverse in the fourth quarter, as we expect to reduce inventory levels. Manufacturing savings also resulted from the integration of the Adibis business, restructuring savings at our Painesville plant and favorable currency effects.

Gross profit (sales less cost of sales) decreased $15.0 million or 11% for the third quarter of 2000, and $37.4 million or 9% for the first nine months of 2000, compared with the same periods in 1999. The decreases resulted from higher raw material costs, lower volume and negative currency impact, partially offset by lower manufacturing expense and the impact of an acquisition. Chemicals for transportation gross profit decreased $15.6 million, or 14%, for the third quarter of 2000, and $40.7 million, or 12%, for the first nine months of 2000 compared with the same periods in 1999 due to the factors mentioned above. Chemicals for industry gross profit increased $.6 million, or 2%, for the third quarter of 2000, and $3.3 million, or 4%, for the first nine months of 2000 compared with the same periods in 1999, primarily due to gross profit increases in our performance chemicals, coatings and inks, and synthetic refrigerant lubricant product groups. These factors caused our gross profit percentage (gross profit divided by net sales) to be 28.7% in the third quarter of 2000 and 29.2% in the first nine months of 2000, compared with 31.6% and 31.7% in the respective periods of 1999. Sequentially, gross profit decreased 6% from the second quarter of 2000 and the gross profit percentage decreased from 29.6% in the second quarter of 2000.

                            THE LUBRIZOL CORPORATION
                            ========================

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Selling and administrative expenses decreased $2.1 million, or 5%, for the third quarter of 2000 and $7.7 million, or 6%, for the first nine months of 2000 compared with the respective 1999 periods, due to lower legal expenses, lower implementation costs for our enterprise-wide management information system, lower variable compensation costs and favorable currency effects.

Our research, testing and development expenses (technology expenses) increased $4.3 million, or 12%, for the third quarter of 2000 and increased $2.9 million, or 3%, for the first nine months of 2000 compared with the same periods of 1999. Technology expenses were favorably affected in the first half of the year because of lower activity at third-party testing facilities in the first quarter of the year resulting, in part, from an industry delay in finalizing specifications for the U.S. passenger car motor oil technical standard, GF-3. The specification issues have been resolved and we began testing in the third quarter, which accounts for the 7% sequential increase in technology expenses for the third quarter as compared to the second quarter. We expect GF-3 testing to continue for two to three more quarters.

The change in other income (expense) negatively affected pre-tax income by $3.3 million for the third quarter of 2000 and by $4.3 million for the first nine months of 2000 compared with the respective 1999 periods. The unfavorable changes were primarily due to lower equity earnings of affiliated companies and losses on miscellaneous sales of assets. We also had higher goodwill amortization resulting from the Alox acquisition.

Interest expense decreased $1.6 million for the third quarter of 2000 and $2.0 million for the first nine months of 2000 compared to the same periods in 1999 principally because of lower interest rates due to the interest rate swap agreements that we entered into in the first and second quarters of 2000, and lower principal amounts outstanding because of debt retirement in Germany in 2000.

On March 31, 1999, the company and Exxon Corporation reached a settlement of all pending intellectual property litigation between the two companies and their affiliates, except for litigation that was pending in Canada. Under the settlement agreement, Exxon paid us cash of $16.8 million in April 1999. After deducting related expenses, this settlement increased pre-tax income by $14.5 million ($9.0 million after-tax or $.16 per share) for the first nine months of 1999. On October 12, 2000, the company reached a settlement of all pending patent litigation with Imperial Oil Limited (Imperial), a Canadian affiliate of Exxon Mobil Corporation. Under the settlement agreement, Lubrizol received $25 million, in October 2000 that will be recorded in the fourth quarter of 2000, net of related expenses of $5.6 million. The company and Imperial have also entered into a ten-year agreement for the supply by the company of $490 million (Canadian dollars) of product to Imperial.

In the first quarter of 1999, we recognized additional expense of $3.1 million ($2.9 million after-tax or $.05 per share), to reflect an additional amount for separation benefits, principally in Japan, under a cost reduction program originally announced and recognized in the fourth quarter of 1998.

In the third quarter of 1999, we recorded a special charge of $20.8 million ($12.9 million after-tax or $.24 per share) relating principally to the restructuring of our Painesville, Ohio manufacturing plant.

                            THE LUBRIZOL CORPORATION
                            ========================

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------

In the second quarter of 2000, we recorded a pre-tax adjustment of $2.6 million ($1.7 million after-tax or $.03 per share), to reduce the amount of the special charge recorded in the third quarter of 1999 relating to the downsizing of our Painesville manufacturing facility. The cost of workforce reductions at Painesville will be less than we originally anticipated because we have increased the planned number of employees at the end of the second phase of our cost reduction program due to the assumption of Alox production, retention of a waste incineration process and higher expected throughput. We also have eliminated a number of positions without severance pay cost since we have been able to transfer employees to positions in our other facilities outside of Painesville.

We had an effective tax rate of 26.1% for the third quarter of 2000 and 30.1% for the first nine months of 2000 (30.0% for the nine months before the special charge adjustment) compared to 33.0% for the third quarter of 1999 and 37.6% for the first nine months of 1999 (35.0% for the first quarter of 1999 and 37.0% for the first nine months of 1999 before special items for all periods). We also anticipate an effective tax rate of 30.0% for the full year 2000, as compared with 36.5% for the full year 1999, prior to the litigation settlement and special charge. This anticipated decrease in the annual effective tax rate is due to the U.S. tax benefit from charitable contributions of technology to an educational institution, the favorable impact of statutory tax rate changes for certain of our foreign subsidiaries and an increase in the U.S. Foreign Sales Corporation tax benefit on export sales. The lower tax rate used for the third quarter of 2000 and first nine months of 2000 (prior to special charge adjustment) had a favorable effect of $.05 per share and $.15 per share, respectively, when compared to the rates used for the third quarter of 1999 (prior to the special charge) and for the first nine months of 1999 (prior to litigation settlement and special charge).

Changes in currency exchange rates in effect during the third quarter and first nine months of 2000 had an unfavorable effect on net income per share of $.03 and $.12 per share, respectively, as compared to exchange rates in effect during the comparable periods in 1999.

Primarily as a result of the above factors, net income for the third quarter of 2000 was $23.3 million or $.44 per share as compared to $20.4 million or $.37 per share for the third quarter of 1999 ($33.3 million or $.61 per share for the third quarter of 1999, after excluding the special charge). For the first nine months of 2000, net income was $85.1 million or $1.59 per share as compared to $89.5 million or $1.64 per share for the first nine months of 1999. After excluding the 2000 second quarter adjustment to the special charge and the 1999 first quarter gain from the litigation settlement and adjustment to the special charge and the 1999 third quarter special charge, net income for the first nine months of 2000 was $83.4 million ($1.56 per share; $1.55 per share diluted) compared to $96.3 million ($1.76 per share) for the first nine months of 1999.


WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities was $125.7 million for the first nine months of 2000 compared with $225.5 million for the first nine months of 1999. The decrease in cash flow from operations was principally attributable to a $36 million increase in working capital in 2000 compared to $37 million reduction in working capital in 1999. The working capital change resulted from increased inventories in 2000 in advance of planned maintenance at some of our facilities, inventory build up in Texas as safety stock against hurricane disruption and lower

                           THE LUBRIZOL CORPORATION
                           ========================

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations
                ---------------------------------------------

September 2000 shipment volume, as compared to decreased inventory levels in the first nine months of last year as part of our working capital initiative and the collection of a $16.1 million income tax refund in the first quarter of 1999, with no comparable collection this year.

Our capital expenditures in the first nine months of 2000 were $59.6 million compared with $47.6 million for the same 1999 period. We estimate capital spending for the full year 2000 will be approximately $80 million as compared to $64.9 million in 1999. Approximately half of the increase over the prior year is due to capital spent to transfer capacity from our Painesville facility to our Texas facilities as part of our cost reduction program.

During the first quarter of 2000, we spent approximately $36 million on two acquisitions. We acquired certain production assets and working capital of Alox Corporation (Alox), a leading supplier of additives for corrosion prevention in metalworking products, with annual revenues of approximately $20 million. We are integrating the Alox operation into our existing infrastructure and relocating the manufacturing activity to our Painesville, Ohio plant. We also acquired an additional 10% interest in our India joint venture, increasing our ownership interest to 50%. During the second quarter of 2000, we made an investment of approximately $4.9 million in a joint venture with GE Transportation Systems to develop and market products and services to manage critical diesel engine fluids to optimize service intervals and improve fuel consumption and fueling processes. In September 2000, the company signed a new agreement with PetroChina Company Limited giving the company control over its subsidiary in China and providing for capital contributions by each party of approximately $28 million.

We have maintained an active share repurchase program for a number of years, although we suspended repurchases for most of 1999. We resumed share repurchases in late 1999 and repurchased approximately 2,325,000 shares for $55.9 million in the first nine months of 2000. We plan to spend approximately $20 million on share repurchases during the fourth quarter of 2000. Our net debt to capitalization ratio, which had decreased from approximately 35% to 25% during the time share repurchases were suspended, was 30.7% at September 30, 2000. Net debt is the total of short- and long-term debt, reduced by cash and short-term investments in excess of an assumed operating cash level of $40 million. Capitalization is shareholders' equity plus net debt.

Primarily as a result of these activities and the payment of dividends, our balance of cash and short-term investments decreased $79.3 million at September 30, 2000 compared with December 31, 1999.

Our financial position remains strong with a ratio of current assets to current liabilities of 2.5 to 1 at September 30, 2000, the same as our ratio at December 31, 1999. We believe our current credit facilities, internally generated funds and ability to obtain additional financing will be sufficient to meet our future spending needs.

COST REDUCTION PROGRAM

We initiated a program in 1998 to reduce costs and improve our worldwide operating structure. The first phase of this program was substantially completed by the end of the third quarter of 1999. The second phase, which began in the third quarter of 1999 and involves primarily the downsizing of our Painesville, Ohio manufacturing facility, will result in the reduction of approximately 5% of our workforce, or 190 positions, and the shutdown of 21 of Painesville's 36 production systems. Through

                           THE LUBRIZOL CORPORATION
                           ========================

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations
                ---------------------------------------------

September 30, 2000, we have shut down 15 of the 21 targeted production systems and completed approximately 59% of the anticipated workforce reduction. We expect to shut down the remaining targeted production units, and complete the workforce reduction, by the end of the fourth quarter of 2000. We have achieved approximately $5.0 million of savings from the second phase of this program through September 30, 2000 and we expect to achieve $7.0 million in total savings by the end of 2000. Beginning in 2001 we estimate we will achieve an additional $13 million in savings for total estimated annualized savings of $20 million. We will spend approximately $8 million of capital to transfer a portion of the capacity to our Texas plants, of which $7.8 million has been spent through September 30, 2000.

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

                           PART II. OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

              (c) On August 30, 2000, 1,500 common shares were issued in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to section 4(2) of that Act. The company issued the shares to a consultant as partial payment for services rendered in accordance with a consulting agreement.



Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits

                  (10)(c)* Form of Employment Agreement between The Lubrizol
                           Corporation and certain of its executive officers.

                  (10)(d)* The Lubrizol Corporation Excess Defined Benefit Plan
                           (As Amended 10/1/00).

                  (10)(e)* The Lubrizol Corporation Excess Defined Contribution
                           Plan (As Amended 10/1/00).

                  (10)(j)* The Lubrizol Corporation Officers' Supplemental
                           Retirement Plan (As Amended 10/1/00).

                  (27)     Financial Data Schedule

*Indicates management contract or compensatory plan or arrangement.


              (b)   Reports on Form 8-K

                    There were no reports on Form 8-K filed during the quarter ended September 30, 2000.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE LUBRIZOL CORPORATION


                                             /s/ John R. Ahern
                                          ----------------------------
                                          John R. Ahern
                                          Chief Accounting Officer and
                                            Duly Authorized Signatory of
                                            The Lubrizol Corporation

Date:  November 13, 2000