Form 10-K405
period 2000-12-31
LUBRIZOL CORP
filed 2001-03-27
CIK 60751

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

                             Yes [ X ]     No  [   ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value (on basis of closing sale price) of voting stock held by nonaffiliates as of March 2, 2001 $1,634,057,451

         Number of the registrant's Common Shares, without par value, outstanding as of March 2, 2001 51,274,353

                       Documents Incorporated by Reference
                       -----------------------------------

         Portions of the registrant's 2000 Annual Report to its shareholders (Incorporated into Part I and II of this Form 10-K)

         Portions of the registrant's Proxy Statement dated March 14, 2001 (Incorporated into Part III of this Form 10-K)

                                     PART I
                                     ------

ITEM 1.  BUSINESS

                  The Lubrizol Corporation was organized under the laws of Ohio in 1928. The company began business as a compounder of special-purpose lubricants, and in the early 1930's was among the first to commence research in the field of lubricant additives. Today, the company is a global fluid technology company concentrating on high-performance chemicals, systems and services for industry and transportation. The company develops, produces and sells specialty additive packages and related equipment used in transportation and industrial finished lubricants. The company's products are created through the application of advanced chemical and mechanical technologies to enhance the performance, quality and value and reduce the environmental impact of the customer products in which they are used. The company groups its product lines into two operating segments: chemicals for transportation and chemicals for industry.

                  PRINCIPAL PRODUCTS. Chemicals for transportation is comprised of additives for lubricating engine oils, such as those used in gasoline, diesel, marine and stationary gas engines and additive components; additives for driveline oils, such as automatic transmission fluids, gear oils and tractor lubricants; and additives for fuel products and refinery and oil field chemicals. In addition, the company sells additive components and viscosity improvers within its lubricant and fuel additives product lines. Chemicals for industry includes industrial additives, such as additives for hydraulic fluids, metalworking fluids and compressor lubricants; performance chemicals, such as additives for coatings and inks and process chemicals; and performance systems, comprised principally of fluid metering devices and particulate emission trap devices.

                  Revenues within the chemicals for transportation segment comprised 82%, 83% and 84% of consolidated revenues in 2000, 1999 and 1998, respectively. Additives for lubricating engine oils comprised 53%, 53% and 52% of consolidated revenues in 2000, 1999 and 1998, respectively. Additives for driveline oils comprised 23%, 23% and 24% of consolidated revenues for these same respective periods. Further financial information for the company's operating segments is contained in Note 12 to the Financial Statements, which is included in the company's 2000 Annual Report to its shareholders and is incorporated herein by reference.

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

                  COMPETITION. The company's chemicals for transportation segment and chemicals for industry segment are highly competitive in terms of price, technology development, product performance and customer service. The company's principal competitors within its chemicals for transportation segment, both in the United States and overseas, are Infineum, a joint venture involving two major petroleum companies (Shell Oil Company and Exxon Mobil Corporation); Chevron Oronite Company, a subsidiary of Chevron Corporation, a major petroleum company; and one chemical company (Ethyl Corporation). The petroleum companies either directly or indirectly produce lubricant and fuel additives for their own use and also sell additives to others. These petroleum companies are also customers of the company and may also sell base oil to the company. The company believes, based on volume sold, that it is the largest supplier to the petroleum industry of performance additive packages for lubricants.

                  CUSTOMERS. In the United States, the company markets its chemicals for transportation and chemicals for industry products through its own sales organization. The company's additive customers consist primarily of oil refiners and independent oil blenders and are located in more than 100 countries. In 2000, approximately 43% of the company's consolidated sales were made to customers in North America, 30% to customers in Europe and the Middle East and 27% to customers in Asia-Pacific and Latin America. The company's ten largest customers, most of which are international oil companies and a number of which are groups of affiliated entities, accounted for approximately 48% of consolidated sales in 2000. The loss of one or more of these customers could have a material adverse effect on the company's business. Exxon Mobil Corporation, together with its affiliates, has been the company's largest customer within its chemicals for transportation segment during the past two years, comprising 11% of consolidated sales in 2000 and 12% in 1999. Mobil Corporation and Exxon Corporation completed a merger during the latter part of 1999, and the 1999 percentage includes sales to Mobil, Exxon and their affiliates prior to the merger as well as sales to the combined entity, Exxon Mobil Corporation, following the consummation of the merger. Sales to Mobil Corporation comprised 9% of consolidated sales in 1998. The company's chemicals for industry segment is not materially dependent on a single customer or on a few customers.

                  RAW MATERIALS. The company utilizes a broad variety of chemical raw materials in the manufacture of its additives and uses oil in processing and blending additives. These materials are obtainable from several sources, and for the most part are derived from petroleum. Political and economic conditions in the Middle East have, in the past, caused and may continue to cause the cost of raw materials to fluctuate significantly; however, the availability of raw materials to the company has not been significantly affected when these conditions occurred. The company expects raw materials to be available in adequate quantities during 2001.

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

                  Consolidated research and development expenditures were $86.4 million in 2000 and $78.3 million in 1999 and 1998. These amounts were equivalent to 4.9%, 4.4% and 4.7% of the respective revenues for such years. These amounts include expenditures for the performance evaluation of additive developments in engines and other types of mechanical equipment as well as expenditures for the development of specialty chemicals for industrial applications. In addition, $64.4 million, $67.7 million and $72.7 million was spent in 2000, 1999 and 1998, respectively, for technical service (testing) activities, principally for evaluation in mechanical equipment of specific lubricant formulations designed for the needs of petroleum industry customers throughout the world.

                  Research, testing and development expenditures by operating segment were as follows (in thousands of dollars):

                                                         2000                  1999                 1998
                                                       -------               -------               -------
Research and development expenditures:
    Chemicals for transportation                       $71,884               $66,268               $67,018
    Chemicals for industry                              14,511                11,984                11,265
                                                       -------               -------               -------
       Total                                           $86,395               $78,252               $78,283
                                                       =======               =======               =======

Testing expenditures:
    Chemicals for transportation                       $55,998               $58,978               $64,641
    Chemicals for industry                               8,412                 8,697                 8,056
                                                       -------               -------               -------
       Total                                           $64,410               $67,675               $72,697
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

                  The company previously filed claims against Exxon Corporation and its affiliates ("Exxon") relating to various commercial matters, including alleged infringements by Exxon of certain of the company's patents. On October 12, 2000, the company reached a settlement of all pending patent litigation with Imperial Oil Limited, a Canadian affiliate of Exxon Mobil Corporation. Further information regarding litigation with Exxon is contained in Note 16 to the Financial Statements, which is included in the company's 2000 Annual Report to its shareholders, and is incorporated herein by reference.

                  ENVIRONMENTAL MATTERS. The company is subject to federal, state and local laws and regulations designed to protect the environment and limit manufacturing wastes and emissions. The company believes that as a general matter its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the consequent financial liability to the company. Compliance with the environmental laws and regulations requires continuing management effort and expenditures by the company. Capital expenditures for environmental projects were $2.6 million in 2000, which represented 3.0% of 2000 capital expenditures. The company believes that the cost of complying with environmental laws and regulations will not have a material affect on the earnings, liquidity or competitive position of the company.

                  The company is engaged in the handling, manufacture, use, transportation and disposal of substances that are classified as hazardous or toxic by one or more regulatory agencies. The company believes that its handling, manufacture, use, transportation and disposal of such substances generally have been in accord with environmental laws and regulations.

                  Among other environmental laws, the company is subject to the federal "Superfund" law, under which the company has been designated as a "potentially responsible party" that may be liable for cleanup costs associated with various waste sites, some of which are on the U.S. Environmental Protection Agency Superfund priority list. The company's experience, consistent with what it believes to be the experience of others in similar cases, is that Superfund site liability tends to be apportioned among parties based upon contribution of materials to the Superfund site. Accordingly, the company measures its liability and carries out its financial reporting responsibilities with respect to Superfund sites based upon this standard, even though Superfund site liability is technically joint and several in nature. The company views the expense of such remedial cleanups as a part of its product cost, and accrues for estimated environmental liabilities with charges to cost of sales. The company considers its environmental accrual to be adequate to provide for its portion of costs for all such known environmental liabilities. Based upon consideration of currently available information, the company believes liabilities for environmental matters will not have a material adverse affect on the company's financial position, operating results or liquidity.

                  EMPLOYEES. At December 31, 2000, the company and its subsidiaries had 4,390 employees of which approximately 54% were in the U.S.

                  INTERNATIONAL OPERATIONS. Financial information with respect to domestic and foreign operations is contained in Note 12 to the Financial Statements which is included in the company's 2000 Annual Report to its shareholders, and is incorporated herein by reference.

                  The company supplies its additive customers abroad through export from the United States and from overseas manufacturing plants. Sales and technical service offices are maintained in more than 30 countries outside the United States. As a result, the company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations and market risk related to changes in interest rates and foreign currency exchange rates. The company believes the political and economic risks related to its foreign operations are mitigated due to the stability of the countries in which its largest foreign operations are located.

                  While changes in the U.S. dollar value of foreign currencies will affect earnings from time to time, the longer-term economic effect of these changes should not be significant given the company's net asset exposure, currency mix and use of U.S. dollar-based pricing in certain countries. The company's consolidated net income will generally benefit as foreign currencies increase in value compared to the U.S. dollar and will generally decline as foreign currencies decrease in value.

ITEM 2.  PROPERTIES

                  The general offices of the company are located in Wickliffe, Ohio. The company has various leases for general office space primarily located in Anaheim, California; Houston, Texas; Naperville, Illinois; Wilmington, Delaware; Southfield, Michigan; and London, England. The company leases office and laboratory space in Spartanburg, South Carolina. The company owns three additive manufacturing plants in the United States; one located in the Cleveland, Ohio area, at Painesville, and two near Houston, Texas, at Deer Park and Bayport. Outside the United States, the company owns additive manufacturing/blending plants in Australia, Brazil, Canada, England, France (three locations), Japan, South Africa and Singapore. All of these plants, other than Singapore, are owned in fee. In Singapore, the company owns the plant but leases the land on which the plant is located. The company owns in fee research, development and testing facilities in Wickliffe, Ohio; Hazelwood, England; and Atsugi, Japan. The company also owns in fee a facility in Midland, Michigan, at which air and refrigeration compressor lubricants are developed and marketed; manufacturing plants in Countryside, Illinois; Mountaintop, Pennsylvania; and Germany that manufacture performance specialty chemical additives for the coatings and specialty metalworking fluid and industrial lubricant markets; a manufacturing plant in Atlanta, Georgia, that manufactures fluid metering devices; manufacturing plants in Newmarket and London, Ontario, Canada, and Reno, Nevada, that manufacture particulate emission control devices; a manufacturing plant in Fareham, Hampshire, England, that manufactures additive injection equipment; and a manufacturing plant in Fountain Inn, South Carolina, that manufactures antifoam and defoaming agents to the coatings, inks, textile, food and metalworking industries. The company leases space in Countryside, Illinois, at which specialty chemical additives for the coatings and specialty metalworking fluid and industrial lubricant markets are manufactured.

                  Additive manufacturing/blending plants in India, Saudi Arabia, and China are owned and operated by joint venture companies licensed by Lubrizol. Lubrizol's ownership of each of these companies ranges from 49% to 50.05%.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to the vote of the security holders during the three months ended December 31, 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following sets forth the name, age, recent business experience and certain other information relative to each person who is an executive officer of the company as of March 1, 2001.

     Name                                      Business Experience
     ----                                      -------------------

W. G. Bares                         Mr. Bares, age 59, became Chairman of the
                                    Board on April 22, 1996, and Chief Executive
                                    Officer on January 1, 1996. He has been
                                    President since 1982.

J. R. Ahern                         Mr. Ahern, age 54, has been Controller -
                                    Accounting and Financial Reporting and
                                    Principal Accounting Officer since April 26,
                                    1999. From 1993 to April 1999 he was
                                    Controller - Operations.

J. W. Bauer                         Mr. Bauer, age 47, has been Vice President
                                    and General Counsel since April 1992.

D. W. Bogus                         Mr. Bogus, age 53, joined the company and
                                    became Vice President in May, 2000. Prior to joining the company, he was with PPG
                                    Industries, Inc., where he was Vice
                                    President of Governmental Affairs from May
                                    1999 to February 2000, Vice
                                    President-Packaging Coatings from October
                                    1998 to May 1999, Vice President-Industrial
                                    Coatings from September 1996 to October
                                    1998, and Vice President of Specialty
                                    Coatings from January 1991 to September
                                    1996.

C. P. Cooley                        Mr. Cooley, age 45, joined the company and
                                    became Vice President, Treasurer and Chief
                                    Financial Officer in April 1998. In June
                                    1998 he also became responsible for
                                    Corporate Strategic Planning. Prior to
                                    joining the company, he was Assistant
                                    Treasurer - Corporate Finance at Atlantic
                                    Richfield Company.

S. A. Di Biase                      Dr. Di Biase, age 48, has been Vice
                                    President since September 1993. He is
                                    responsible for Research and Development.

J. L. Hambrick                      Mr. Hambrick, age 46, was elected Vice
                                    President responsible for managing corporate strategies in the Asia Pacific region in May, 2000. From October 1998 to April 2000 he was global business manager - engine oils. From January 1994 to September 1998 he was FSU and China business development manager.

G. R. Hill                          Dr. Hill, age 59, has been Senior Vice
                                    President since 1988. He has been
                                    responsible for Business Development since
                                    October 1993. From 1996 to June 1998 he was also responsible for Corporate Strategic
                                    Planning.

J. E. Hodge                         Mr. Hodge, age 58, has been Vice President
                                    since September 1993. He is responsible for Operations.

K. H. Hopping                       Mr. Hopping, age 54, has been Vice President
                                    and Secretary of the Corporation since April
                                    1991.

Name                                                   Business Experience
----                                                   -------------------

S. F. Kirk                          Mr. Kirk, age 51, has been Vice President
                                    since September 1993. On January 1, 1999, he became responsible for Sales and Marketing.
                                    From April 1996 to January 1, 1999, he was responsible for Sales. From 1993 to April
                                    1996, he was responsible for Segment
                                    Management.

Y. Le Couedic                       Mr. Le Couedic, age 53, has been Vice
                                    President since September 1993. He is
                                    responsible for Management Information
                                    Systems.

G. P. Lieb                          Mr. Lieb, age 48, has been Controller -
                                    Commercial Analysis and Support since April
                                    26, 1999. From 1993 to April 1999 he was
                                    Controller - Accounting and Financial
                                    Reporting. From 1994 to April 1999 he was also Principal Accounting Officer.

M. W. Meister                       Mr. Meister, age 46, has been Vice President
                                    since April 1993, and was named Chief Ethics
                                    Officer in April 1998. He is responsible for Human Resources.

L. M. Reynolds                      Ms. Reynolds, age 40, was named Assistant
                                    Secretary in April 1995, and has been
                                    Counsel since February 1991.

R. D. Robins                        Dr. Robins, age 58, became Vice President in
                                    April 1996. Since January 1, 1999, he has been responsible for Performance Systems functions. From April 1996 to January 1999, he was responsible for Segment Management.
                                    From October 1993 to April 1996 he was
                                    Passenger Car Segment Manager.


All executive officers serve at the pleasure of the Board.

                                     PART II
                                     -------

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS.

                 The common shares of the company are listed on the New York Stock Exchange under the symbol LZ. The number of shareholders of record of common shares was 4,628 as of March 2, 2001.

                 Information relating to the recent price and dividend history of the company's common shares follows:

                                     Common Share Price History                            Dividends
                                     --------------------------                            ---------
                                    2000                     1999                      Per Common Share
                                    ----                     ----                      ----------------

                           High          Low          High          Low               2000          1999
                           ----          ---          ----          ---               ----          ----

1st quarter                $33  1/2       $23  3/4        $26  7/8       $18          $ .26         $ .26
2nd quarter                 28 1/16        21              30  3/4        21 3/8        .26           .26
3rd quarter                 24  1/8        18 9/16         29 11/16       24 3/8        .26            26
4th quarter                 26             19 1/16        31   3/8        23            .26           .26
                                                                                      -----         -----

                                                                                      $1.04         $1.04
                                                                                      =====         =====

ITEM 6.          SELECTED FINANCIAL DATA.

                 The summary of selected financial data for each of the last five years included in the Historical Summary contained on pages 42 and 43 of the company's 2000 Annual Report to its shareholders is incorporated herein by reference. Other income for 2000 includes a litigation settlement gain of $19.4 million and credits of $4.5 million for adjustments to the second program of the company's cost reduction initiative. Other income (charges) for 1999 includes litigation settlement gains of $17.6 million and special charges of $19.6 million for the second program of the company's cost reduction initiative and adjustments to the first program of the company's cost reduction initiative. Other income (charges) for 1998 includes litigation settlement gain of $16.2 million and special charges of $23.3 million for the first program of the company's cost reduction initiative and of $13.6 million for the write-off of purchased technology under development resulting from the acquisition of Adibis. Other income (charges) for 1996 includes $53.3 million for gain on sale of investments.

                 Total debt reported in the Historical Summary includes the following amounts classified as long-term at December 31: $378.8 in 2000, $365.4 in 1999, $390.4 million in 1998, $182.2 million in 1997 and $157.6 million in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 The Management's Discussion and Analysis of Financial Condition and Results of Operations, including the company's cautionary statement for "safe harbor" purposes under the Private Securities Litigation Reform Act of 1995, contained on pages 14 through 23, inclusive, of the company's 2000 Annual Report to its shareholders is incorporated herein by reference.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                 The information appearing under the caption "Quantitative and Qualitative Disclosures about Market Risk" contained on page 23 of the company's 2000 Annual Report to its shareholders is incorporated herein by reference.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 The consolidated financial statements of the company and its subsidiaries, together with the independent auditors' report relating thereto, contained on pages 24 through 41, inclusive, of the company's 2000 Annual Report to its shareholders, and the Quarterly Financial Data (Unaudited) contained on page 41 of such 2000 Annual Report, are incorporated herein by reference.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.

                 Not applicable.


                                    PART III
                                    --------

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                 The information contained under the heading "Election of Directors" on pages 3 to 7, inclusive, of the company's Proxy Statement dated March 14, 2001, is incorporated herein by reference. Information relative to executive officers of the company is contained under "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11.         EXECUTIVE COMPENSATION.

                 The information relating to executive compensation contained under the headings "Director Compensation" on page 9, "Executive Compensation Summary Compensation Table" and "- Stock Incentive Plans" on pages 12 through 14, inclusive, and under "Employee and Executive Officer Benefit Plans - Pension Plans" and "- Executive Agreements" on pages 17 through 20, inclusive, of the company's Proxy Statement dated March 14, 2001, is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                 The information relating to security ownership set forth under the heading "Share Ownership of Directors, Executive Officers and Large Beneficial Owners" on pages 10 and 11 of the company's Proxy Statement dated March 14, 2001, is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 The information contained in footnote (1) under the heading "Share Ownership of Directors, Executive Officers and Large Beneficial Owners - Five Percent Beneficial Owners" on page 11 of the company's Proxy Statement dated March 14, 2001, is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
               AND REPORTS ON FORM 8-K.

               (a)     Documents filed as part of this Annual Report:

                       1. The following consolidated financial statements of The Lubrizol Corporation and its subsidiaries, together with the independent auditors' report relating thereto, contained on pages 24 through 41, inclusive, of Lubrizol's 2000 Annual Report to its shareholders, and incorporated herein by reference:

                                Independent Auditors' Report

                                Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

                                Consolidated Balance Sheets at December 31,
                                2000 and 1999

                                Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

                                Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998

                                Notes to Financial Statements

                                Quarterly Financial Data (Unaudited)

                       2.       Schedules

                                No financial statement schedules are required to be filed as part of this Annual Report.

                       3.       Exhibits

                       (3)(a) Amended Articles of Incorporation of The Lubrizol Corporation, as adopted September 23, 1991. (Reference is made to Exhibit (3)(a) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, which Exhibit is incorporated herein by reference.)

                       (3)(b) Regulations of The Lubrizol Corporation, as amended effective April 27, 1992. (Reference is made to Exhibit
                                         (3)(b) to The Lubrizol Corporation's
                                         Annual Report on Form 10-K for the year
                                         ended December 31, 1999, which Exhibit
                                         is incorporated herein by reference.)

                       (4)(a) Amendment to Article Fourth of Amended Articles of Incorporation. (Reference is made to Exhibit (4)(a) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, which Exhibit is incorporated herein by reference.)

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

                       (10)(b)* The Lubrizol Corporation Amended Deferred Compensation Plan for Directors. (Reference is made to Exhibit (10)(b) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, which Exhibit is incorporated herein by reference.)

                       (10)(c)* Form of Employment Agreement between The Lubrizol Corporation and certain of its senior executive officers. (Reference is made to Exhibit (10)(c) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, which
                                         Exhibit is incorporated herein by
                                         reference.)

                       (10)(d)* The Lubrizol Corporation Excess Defined Benefit Plan, as amended. (Reference is made to Exhibit (10)(d) to The Lubrizol Corporation's
                                         Quarterly Report on Form 10-Q for the
                                         quarterly period ended September 30,
                                         2000, which Exhibit is incorporated
                                         herein by reference.)

                       (10)(e)* The Lubrizol Corporation Excess Defined Contribution Plan, as amended. (Reference is made to Exhibit (10)(e) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, which
                                         Exhibit is incorporated herein by
                                         reference.)

                       (10)(f)* The Lubrizol Corporation Performance Pay Plan, as amended. (Reference is made to Exhibit (10)(f) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, which Exhibit is incorporated herein by reference.)

                       (10)(g)* The Lubrizol Corporation Executive Death Benefit Plan, as amended.

                       (10)(h)* The Lubrizol Corporation 1991 Stock Incentive Plan, as amended. (Reference is made to Exhibit (10)(h) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, which Exhibit is incorporated herein by reference.)

                       (10)(i)* The Lubrizol Corporation Deferred Stock Compensation Plan for Outside
                                         Directors, as amended. (Reference is
                                         made to Exhibit (10)(i) to The Lubrizol
                                         Corporation's Quarterly Report on Form
                                         10-Q for the quarterly period ended
                                         March 31, 2000, which Exhibit is
                                         incorporated herein by reference.)

                       (10)(j)* The Lubrizol Corporation Officers' Supplemental Retirement Plan, as amended.

                       (10)(k)* The Lubrizol Corporation Deferred Compensation Plan for Officers, as amended. (Reference is made to Exhibit
                                         (10)(k) to The Lubrizol Corporation's
                                         Quarterly Report on Form 10-Q for the
                                         quarterly period ended March 31, 2000,
                                         which Exhibit is incorporated herein by
                                         reference.)

                       (10)(l)* The Lubrizol Corporation Executive Council Deferred Compensation Plan, as amended. (Reference is made to Exhibit
                                         (10)(l) to The Lubrizol Corporation's
                                         Quarterly Report on Form 10-Q for the
                                         quarterly period ended March 31, 2000,
                                         which Exhibit is incorporated herein by
                                         reference.)

                       (12)              Computation of Ratio of Earnings to
                                         Fixed Charges.

                       (13) The following portions of The Lubrizol Corporation 2000 Annual Report to its shareholders:

                                         Pages 14-23    Management's
                                                        Discussion and Analysis
                                                        of Financial Condition
                                                        and Results of
                                                        Operations

                                         Page 24        Independent Auditors'
                                                        Report

                                         Page 25        Consolidated Statements
                                                        of Income for the years
                                                        ended December 31, 2000,
                                                        1999 and 1998

                                         Page 26        Consolidated Balance
                                                        Sheets at December 31,
                                                        2000 and 1999

                                         Page 27        Consolidated Statements
                                                        of Cash Flows for the
                                                        years ended December 31,
                                                        2000, 1999 and 1998

                                         Page 28        Consolidated Statements
                                                        of Shareholders' Equity
                                                        for the years ended
                                                        December 31, 2000,
                                                        1999 and 1998

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

                 (b)      Reports on Form 8-K

                          No reports on Form 8-K were filed during the three months ended December 31, 2000.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on March 26, 2001, on its behalf by the undersigned, thereunto duly authorized.

                                        THE LUBRIZOL CORPORATION


                                        BY      /s/W. G. Bares
                                          --------------------------------------
                                          W. G. Bares, Chairman of the Board,
                                          President and Chief Executive Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 26, 2001, by the following persons on behalf of the Registrant and in the capacities indicated.


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

  /s/William P. Madar              Director
-------------------------------
William P. Madar

  /s/Ronald A. Mitsch              Director
-------------------------------
Ronald A. Mitsch

  /s/M. Thomas Moore               Director
-------------------------------
M. Thomas Moore

  /s/Daniel E Somers               Director
-------------------------------
Daniel E. Somers

                                  EXHIBIT INDEX
                                  -------------

                                    Exhibits

                       (3)(a) Amended Articles of Incorporation of The Lubrizol Corporation, as adopted September 23, 1991. (Reference is made to Exhibit (3)(a) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, which Exhibit is incorporated herein by reference.)

                       (3)(b) Regulations of The Lubrizol Corporation, as amended effective April 27, 1992. (Reference is made to Exhibit
                                         (3)(b) to The Lubrizol Corporation's
                                         Annual Report on Form 10-K for the year
                                         ended December 31, 1999, which Exhibit
                                         is incorporated herein by reference.)

                       (4)(a) Amendment to Article Fourth of Amended Articles of Incorporation. (Reference is made to Exhibit (4)(a) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, which Exhibit is incorporated herein by reference.)

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

                       (10)(b)* The Lubrizol Corporation Amended Deferred Compensation Plan for Directors. (Reference is made to Exhibit (10)(b) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, which Exhibit is incorporated herein by reference.)

                       (10)(c)* Form of Employment Agreement between The Lubrizol Corporation and certain of its senior executive officers. (Reference is made to Exhibit (10)(c) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, which
                                         Exhibit is incorporated herein by
                                         reference.)

                       (10)(d)* The Lubrizol Corporation Excess Defined Benefit Plan, as amended. (Reference is made to Exhibit (10)(d) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, which Exhibit is incorporated herein by reference.)

                       (10)(e)* The Lubrizol Corporation Excess Defined Contribution Plan, as amended. (Reference is made to Exhibit (10)(e) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, which
                                         Exhibit is incorporated herein by
                                         reference.)

                       (10)(f)* The Lubrizol Corporation Performance Pay Plan, as amended. (Reference is made to Exhibit (10)(f) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, which Exhibit is incorporated herein by reference.)

                       (10)(g)* The Lubrizol Corporation Executive Death Benefit Plan, as amended.

                       (10)(h)* The Lubrizol Corporation 1991 Stock Incentive Plan, as amended. (Reference is made to Exhibit (10)(h) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, which Exhibit is incorporated herein by reference.)

                       (10)(i)* The Lubrizol Corporation Deferred Stock Compensation Plan for Outside
                                         Directors, as amended. (Reference is
                                         made to Exhibit (10)(i) to The Lubrizol
                                         Corporation's Quarterly Report on Form
                                         10-Q for the quarterly period ended
                                         March 31, 2000, which Exhibit is
                                         incorporated herein by reference.)

                       (10)(j)* The Lubrizol Corporation Officers' Supplemental Retirement Plan, as amended.

                       (10)(k)* The Lubrizol Corporation Deferred Compensation Plan for Officers, as amended. (Reference is made to Exhibit
                                         (10)(k) to The Lubrizol Corporation's
                                         Quarterly Report on Form 10-Q for the
                                         quarterly period ended March 31, 2000,
                                         which Exhibit is incorporated herein by
                                         reference.)

                       (10)(l)* The Lubrizol Corporation Executive Council Deferred Compensation Plan, as amended. (Reference is made to Exhibit
                                         (10)(l) to The Lubrizol Corporation's
                                         Quarterly Report on Form 10-Q for the
                                         quarterly period ended March 31, 2000,
                                         which Exhibit is incorporated herein by
                                         reference.)

                        (12)             Computation of Ratio of Earnings to
                                         Fixed Charges.

                       (13) The following portions of The Lubrizol Corporation 2000 Annual Report to its shareholders:

                                         Pages 14-23   Management's  Discussion
                                                       and Analysis of Financial
                                                       Condition and Results of
                                                       Operations

                                         Page 24       Independent Auditors'
                                                       Report

                                         Page 25       Consolidated Statements
                                                       of Income for the years
                                                       ended December 31,  2000,
                                                       1999 and 1998

                                         Page 26       Consolidated Balance
                                                       Sheets at December 31,
                                                       2000 and 1999

                                         Page 27       Consolidated Statements
                                                       of Cash Flows for the
                                                       years ended December 31,
                                                       2000, 1999 and 1998

                                         Page 28       Consolidated Statements
                                                       of Shareholders' Equity
                                                       for the years ended
                                                       December 31, 2000,
                                                       1999 and 1998

                                         Pages 29-41   Notes to Financial
                                                       Statements

                                         Page 41       Quarterly Financial Data
                                                       (Unaudited)

                                         Pages 42-43   Historical Summary

                       (21)              List of Subsidiaries of The Lubrizol
                                         Corporation

                       (23)              Consent of Independent Auditors

         *Indicates management contract or compensatory plan or arrangement.