Form 10-Q
period 2001-03-31
LUBRIZOL CORP
filed 2001-05-11
CIK 60751

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ___________ to __________

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

                    Yes   [X]         No   [ ]

Number of the registrant's common shares, without par value, outstanding, as of April 30, 2001: 51,180,911.

                            PART I. FINANCIAL INFORMATION
                            -----------------------------
                             Item 1 Financial Statements
                             ---------------------------
                              THE LUBRIZOL CORPORATION
                              ------------------------

CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------
                                                               March 31          December 31
(In Thousands of Dollars)                                        2001                2000
---------------------------------------------------------------------------------------------
ASSETS
Cash and short-term investments .....................        $   111,961         $   145,937
Receivables .........................................            311,197             290,556
Inventories:
  Finished products .................................            125,603             124,755
  Products in process ...............................             55,758              56,908
  Raw materials .....................................             78,196              61,706
  Supplies and engine test parts ....................             16,259              16,764
                                                             -----------         -----------
                                                                 275,816             260,133
                                                             -----------         -----------
Other current assets ................................             28,656              31,282
                                                             -----------         -----------
                    Total current assets ............            727,630             727,908
Property and equipment - net ........................            661,824             677,242
Goodwill and intangible assets - net ................            177,443             170,593
Investments in nonconsolidated companies ............             33,834              34,247
Other assets ........................................             63,650              49,500
                                                             -----------         -----------
                         TOTAL ......................        $ 1,664,381         $ 1,659,490
                                                             ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt and current portion of long-term debt        $    22,774         $    17,152
Accounts payable ....................................            147,256             141,574
Accrued expenses and other current liabilities ......            113,039             123,520
                                                             -----------         -----------
                    Total current liabilities .......            283,069             282,246
                                                             -----------         -----------
Long-term debt ......................................            389,100             378,783
Postretirement health care obligation ...............            100,241             100,275
Noncurrent liabilities ..............................             49,233              52,821
Deferred income taxes ...............................             59,315              60,614
                                                             -----------         -----------
                    Total liabilities ...............            880,958             874,739
                                                             -----------         -----------

Minority interest in consolidated companies .........             31,952              32,470
Contingencies and commitments
Shareholders' equity:
  Preferred stock without par value - authorized
    and unissued:
      Serial Preferred Stock - 2,000,000 shares
      Serial Preference Shares - 25,000,000 shares
  Common shares without par value:
    Authorized 120,000,000 shares
    Outstanding - 51,146,289 shares as of March 31,
      2001 after deducting 35,049,605 treasury
      shares, 51,307,688 shares as of December 31,
      2000 after deducting 34,888,206 treasury shares             97,285              82,128
  Retained earnings .................................            750,333             750,779
  Accumulated other comprehensive loss ..............            (96,147)            (80,626)
                                                             -----------         -----------
                    Total shareholders' equity ......            751,471             752,281
                                                             -----------         -----------
                         TOTAL ......................        $ 1,664,381         $ 1,659,490
                                                             ===========         ===========


Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                            ------------------------

CONSOLIDATED STATEMENTS OF INCOME
----------------------------------------------------------------------------
                                                       Three Months Ended
                                                            March 31
                                                   -------------------------
(In Thousands Except Per Share Data)                  2001           2000
----------------------------------------------------------------------------
Net sales .....................................    $ 453,791       $ 444,008
Royalties and other revenues ..................          858           1,127
                                                   ---------       ---------
        Total revenues ........................      454,649         445,135
Cost of sales .................................      334,682         316,682
Selling and administrative expenses ...........       44,726          43,499
Research, testing and development expenses ....       38,485          34,649
                                                   ---------       ---------
        Total cost and expenses ...............      417,893         394,830
Other income (expense) - net ..................       (3,987)         (1,741)
Interest income ...............................        2,039           2,550
Interest expense ..............................       (6,554)         (7,229)
                                                   ---------       ---------
Income before income taxes ....................       28,254          43,885
Provision for income taxes ....................        9,748          13,780
                                                   ---------       ---------
Net income ....................................    $  18,506       $  30,105
                                                   =========       =========
Net income per share ..........................    $    0.36       $    0.55
                                                   =========       =========
Net income per share, diluted .................    $    0.36       $    0.55
                                                   =========       =========
Dividends per share ...........................    $    0.26       $    0.26
                                                   =========       =========
Average common shares outstanding .............       51,282          54,300



Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                            ------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------
                                                            Three Months Ended
                                                                March 31
                                                         ------------------------
(In Thousands of Dollars)                                  2001             2000
---------------------------------------------------------------------------------
Cash provided from (used for):
Operating activities:
Net income .........................................     $  18,506      $  30,105
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation and amortization ..................        24,661         24,099
    Deferred income taxes ..........................         1,822          1,805
    Change in current assets and liabilities:
      Receivables ..................................       (27,774)       (23,621)
      Inventories ..................................       (18,907)       (13,839)
      Accounts payable and accrued expenses ........        15,131          6,987
      Other current assets .........................           900          3,272
    Other items - net ..............................           394         (4,775)
                                                         ---------      ---------
          Total operating activities ...............        14,733         24,033
Investing activities:
  Capital expenditures .............................       (15,916)       (17,774)
  Acquisitions and investments in nonconsolidated
    companies ......................................       (14,989)       (35,741)
  Other - net ......................................            88            183
                                                         ---------      ---------
          Total investing activities ...............       (30,817)       (53,332)
Financing activities:
  Short-term borrowings ............................         6,776             19
  Long-term repayments .............................           (14)           (14)
  Dividends paid ...................................       (13,340)       (14,152)
  Common shares purchased ..........................       (20,026)       (15,850)
  Stock options exercised ..........................        10,446          1,201
                                                         ---------      ---------
          Total financing activities ...............       (16,158)       (28,796)
Effect of exchange rate changes on cash ............        (1,734)          (799)
                                                         ---------      ---------
Net decrease in cash and short term investments ....       (33,976)       (58,894)
Cash and short-term investments at the beginning
  of period ........................................       145,937        185,465
                                                         ---------      ---------
Cash and short-term investments at the end
  of period ........................................     $ 111,961      $ 126,571
                                                         =========      =========

Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                            ------------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------

                                 March 31, 2001


1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and December 31, 2000, and the results of operations and cash flows for the applicable periods ended March 31, 2001 and 2000.

2. Net income per share is computed by dividing net income by average common shares outstanding during the period. Net income per diluted share includes the dilutive effect resulting from outstanding stock options and stock awards.

Per share amounts are computed as follows:

                                                         Three Months Ended
                                                             March 31
                                                       ---------------------
                                                        2001           2000
                                                       -------       -------
    Numerator:
      Net income available to common
        shareholders                                   $18,506       $30,105
                                                       =======       =======
    Denominator:
      Weighted average common shares
        outstanding                                     51,282        54,300
      Dilutive effect of stock options
        and awards                                         186           178
                                                       -------       -------
    Denominator for net income
        per share, diluted                              51,468        54,478
                                                       =======       =======

    Net income per share                               $   .36       $   .55
                                                       =======       =======

    Net income per share, diluted                      $   .36       $   .55
                                                       =======       =======

3. Total comprehensive income for the three-month periods ended March 31, 2001 and 2000 is comprised as follows:

                                                        Three Months Ended
                                                       ---------------------
                                                             March 31
                                                       ---------------------
                                                        2001           2000
                                                       -------       -------
    Net income                                         $18,506       $30,105
    Foreign currency translation adjustment            (13,598)      (11,181)
    Cumulative effect of accounting change              (1,314)
    Net unrealized losses on
            derivative contracts                          (609)
                                                       -------       -------

    Total comprehensive income                         $ 2,985       $18,924
                                                       =======       =======

                            THE LUBRIZOL CORPORATION
                            ------------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------

                                 March 31, 2001

4. The company aggregates its product lines into two principal operating segments: fluid technologies for transportation and fluid technologies for industry. Fluid technologies for transportation is comprised of additives for lubricating engine oils, such as for gasoline, diesel, marine and stationary gas engines and additive components; additives for driveline oils, such as automatic transmission fluids, gear oils and tractor lubricants; and additives for fuel products and refinery and oil field chemicals. In addition, the company sells additive components and viscosity improvers within its lubricant and fuel additives product lines. The company's fluid technologies for transportation product lines are generally produced in shared manufacturing facilities and sold largely to a common customer base. Fluid technologies for industry includes industrial additives, such as additives for hydraulic fluids, metalworking fluids and compressor lubricants; performance chemicals, such as additives for coatings and inks and process chemicals; and performance systems, comprised principally of fluid metering devices and particulate emission trap devices. The company evaluates performance and allocates resources based on segment contribution income, defined as revenues less expenses directly identifiable to the product lines aggregated within each segment. In addition, the company allocates corporate research, testing, selling and administrative expenses, and excess production capacity costs, in arriving at segment operating profit before tax.

   The following table presents a summary of the company 's reportable segments for the three months ended March 31, 2001 and 2000 on a basis of segmentation consistent with the previous year end:



                                                         Three Months Ended
                                                              March 31
                                                       ------------------------
                                                          2001          2000
                                                       ---------      ---------

   Revenue from external customers:
            Fluid technologies for transportation      $ 373,037      $ 367,095
            Fluid technologies for industry               81,612         78,040
                                                       ---------      ---------
                 Total revenues                        $ 454,649      $ 445,135
                                                       =========      =========

   Segment contribution income:
            Fluid technologies for transportation      $  64,516      $  75,100
            Fluid technologies for industry                6,615         12,699
                                                       ---------      ---------
                 Total segment contribution income     $  71,131      $  87,799
                                                       =========      =========

   Segment operating profit before tax:
            Fluid technologies for transportation      $  30,745      $  40,277
            Fluid technologies for industry                2,024          8,287
                                                       ---------      ---------
                 Total segment operating profit
             before tax                                   32,769         48,564
   Interest expense - net                                 (4,515)        (4,679)
                                                       ---------      ---------
   Consolidated income before tax                      $  28,254      $  43,885
                                                       =========      =========

   Prior-year amounts have been restated to reflect reclassifications of products between fluid technologies for transportation and fluid technologies for industry operating segments and changes in allocation methodology for corporate expenses.

5. The company had an effective tax rate of 34.5% for the three months ended March 31, 2001 compared to 31.4% for the three months ended March 31, 2000. The effective tax rate was lower in the first quarter of 2000 primarily due to the U.S. tax benefit from charitable contributions of technology made in 2000, which were not repeated in 2001.

                            THE LUBRIZOL CORPORATION
                            ------------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------

                                 March 31, 2001


6. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB amended certain provisions of that statement by issuing SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These statements require the company to recognize all derivatives on the balance sheet at fair value and establish criteria for designation and effectiveness of hedging relationships. Derivatives that are not hedges must be adjusted to fair value through income. Depending upon the nature of the hedge, changes in fair value of the derivative are offset against the change in fair value of assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in value is immediately recognized in earnings.

   Effective January 1, 2001, the company adopted the provisions of these statements. The company uses derivative financial instruments only to manage well-defined interest rate and foreign currency risks. The company does not use derivatives for trading purposes. The adoption of SFAS 133 did not have a material effect on net income as of January 1, 2001, but did result in a $2.0 million reduction ($1.3 million net of tax) of other comprehensive income.

                             Interest Rate Contracts
                             -----------------------

   The company is exposed to market risk from changes in interest rates. The company' s policy is to manage interest costs using a mix of fixed and variable rate debt. To manage this mix, the company may enter into interest rate swaps, in which the company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount.

   At March 31, 2001, the company had interest rate swap agreements to convert existing fixed rate debt to variable rates. The fair value of these swaps was an unrealized gain of $10.9 million, they are designated as fair value hedges of underlying fixed rate debt obligations and are recorded as an increase in non-current assets and long-term debt. These interest rate swaps qualify for the short-cut method for assessing hedge effectiveness per SFAS 133. As a result, there was no impact to earnings for the first quarter of 2001 due to hedge ineffectiveness. Future changes in fair value of the interest rate swaps will be offset by the changes in fair value of the underlying debt.

   At March 31, 2001, the company had interest rate swap agreements to convert existing variable rate debt to fixed rates. The fair value of these swaps was an unrealized loss of $4.1 million, they are designated as cash flow hedges of underlying variable rate debt obligations and are recorded as a noncurrent liability. The adjustment to record the net change in fair value during the first quarter of 2001 of $.9 million ($.6 million net of tax) was recorded in other comprehensive income. Ineffectiveness was determined to be immaterial during the first quarter of 2001. The company does not expect any significant portion of these existing losses to be reclassified into earnings within the next 12 months.

                            THE LUBRIZOL CORPORATION
                            ------------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------

                                 March 31, 2001


                               Currency Contracts
                               ------------------

   The company is exposed to the effect of changes in foreign currency rates on its earnings and cash flow as a result of doing business internationally. In addition to working capital management, pricing and sourcing, the company selectively uses foreign currency forward contracts to lessen the potential effect of currency changes. These contracts are generally in connection with specific transactions having maturities of less than one year.


   At March 31, 2001, the company had short-term forward contracts to sell currencies at various dates during 2001 for $6.9 million. These forward contracts are not designated as hedges. Any unrealized gains or losses on these contracts are recorded in other income. The fair value of these instruments at March 31, 2001 was not material, and the net impact of the related gains and losses on other income was a gain of $.1 million in the quarter ended March 31, 2001.

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


RESULTS OF OPERATIONS
---------------------

Our revenues improved slightly in the first quarter of 2001 as compared to the first quarter of 2000, primarily due to higher average selling prices. However, significantly higher raw material costs than in the first quarter of 2000 resulted in lower profit margins for the first quarter of 2001. The lower gross profit combined with higher operating expenses, unfavorable currency effects and a higher effective tax rate resulted in reduced net income in the first quarter of 2001 as compared to the first quarter of 2000.

We group our product lines into two operating segments: fluid technologies for transportation and fluid technologies for industry. Fluid technologies for transportation comprised approximately 82% of our consolidated revenues and 94% of our segment pre-tax operating profits for the first quarter of 2001. This discussion and analysis of our financial condition and results of operations is primarily focused upon the company as a whole, since we believe this provides the most appropriate understanding of our business. See Note 4 to the financial statements for further financial disclosures by operating segment.

Our consolidated revenues increased $9.5 million or 2% for the first quarter of 2001 compared with the same period in 2000. Excluding acquisitions, revenues declined 1%. Fluid technologies for transportation revenues increased $5.9 million, or 2%, and fluid technologies for industry revenues increased $3.6 million, or 5%, in the first quarter of 2001 compared to the first quarter of 2000.

Our shipment volume increased 1% in the first quarter of 2001 compared with the first quarter of 2000. Excluding acquisitions, shipment volume decreased 2%. The percentage changes in our first quarter 2001 shipment volume by geographical area, as compared with first quarter 2000, were:

                                               Increase
                                               (Decrease)
                                               ----------
                     North America                 4%
                     Europe, Middle East          (1%)
                     Asia-Pacific                 (4%)
                     Latin America                 3%

The increases in North America and Latin America are primarily due to business gains in our engine oil additives product group in North America and from our new global diesel platform in Latin America. The decrease in Asia-Pacific is due to general weakness in most of our markets in the region and the timing of order pattern. Compared with a strong fourth quarter of 2000, Asia-Pacific volumes are down 22%. We believe that shipment volumes in Asia-Pacific may begin to improve as the year progresses, although full-year volumes for the region are likely to be lower than we previously expected. We believe we have maintained our market share in Asia-Pacific.

Our average additive selling price increased 2% in the first quarter of 2001 compared with the first quarter of 2000, due to 7% higher product pricing partially offset by a 2% unfavorable currency impact caused by the strong U.S. dollar and 3% unfavorable product mix. Sequentially, first quarter 2001 average additive selling price was 3% higher than fourth quarter of 2000 due to increased product selling prices. These increases are due to the effect of the four price increases that were initiated since late 1999.

                            THE LUBRIZOL CORPORATION
                            ------------------------

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


Our cost of sales for the first quarter of 2001 increased $18.0 million over the first quarter of 2000 because of 8% higher average raw material costs, which is made up of 14% higher real raw material costs, partially offset by favorable currency and product mix. The higher real raw material costs are due to the impact of higher crude oil costs on petrochemical prices and the impact of higher natural gas costs on our butylene-based raw materials. Sequentially, average raw material costs increased 2% over the fourth quarter of 2000. We believe raw material costs may begin to decline in the second quarter of 2001, although we believe they will remain above 2000 average levels throughout the remainder of 2001.

Gross profit (net sales less cost of sales) for the first quarter of 2001 decreased $8.2 million, or 6%, compared with the same 2000 period. Although higher product selling prices completely offset the impact of higher real raw material costs, unfavorable currency and higher utility costs caused gross profit to decline. Approximately 83% of the decrease in gross profit was attributable to the fluid technologies for transportation segment due to the factors mentioned above. Our gross profit percentage (gross profit divided by net sales) decreased to 26.2% in the first quarter of 2001 compared to 28.7% in the first quarter of 2000 for the same reasons. Sequentially, the percentage increased from 25.6% in the fourth quarter of 2000.

Selling and administrative expenses increased by $1.2 million, or 3%, for the first quarter of 2001 compared with the same period of 2000. Two-thirds of the increase in selling and administrative expenses was due to the impact of acquisitions.

Our research, testing and development expenses (technology expenses) increased $3.8 million, or 11%, for the first quarter of 2001 compared with 2000 because of high levels of testing for the new U.S. passenger car motor oil technical standard, GF-3. We expect continued high levels of GF-3 spending through the second quarter of 2001 as we complete customer approvals.

The change in other income (expense) unfavorably affected pre-tax income by $2.2 million for the first quarter of 2001 compared to the first quarter of 2000 principally due to higher goodwill amortization, lower equity earnings of affiliated companies and an increase in currency translation and transaction losses.

Interest income decreased $.5 million for the first quarter of 2001 compared to the first quarter of 2000 because of a lower level of cash investments in the first quarter of 2001. Interest expense decreased $.7 million for the first quarter of 2001 compared to the first quarter of 2000 principally because of lower interest rates due to the interest rate swap agreements we entered into during the first half of 2000.

                            THE LUBRIZOL CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


As a result of the above factors, our income before income taxes for the first quarter of 2001 decreased 36% to $28.3 million, as compared to $43.9 million for the first quarter of 2000. Segment operating profit before tax, which excludes interest expense, decreased $9.5 million, or 24%, for fluid technologies for transportation for the same reasons that caused the decline in consolidated gross profit as described above. Segment operating profit before tax decreased $6.3 million, or 76%, for fluid technologies for industry because of weak demand in our industrial additives product group and spending to commercialize PuriNOx and other products in our performance systems product group.

We had an effective tax rate of 34.5% for the first quarter of 2001 compared to 31.4% for the first quarter of 2000. The higher effective tax rate, which unfavorably impacted first quarter earnings by $.02 per share, was primarily due to the U.S. tax benefit from charitable contributions of technology made in 2000 that were not repeated in 2001.

Changes in currency exchange rates during the first quarter of 2001 had an unfavorable effect on net income per share of $.07 as compared to exchange rates in effect during the first quarter of 2000. This was the result of the strengthening of the U.S. dollar against most currencies since the first quarter of 2000, primarily the Euro and the Japanese Yen.

Primarily as a result of the above factors, our net income for the first quarter of 2001 decreased 39% to $18.5 million ($.36 per share) as compared to $30.1 million ($.55 per share) for the first quarter of 2000.


WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
------------------------------------------------

Cash provided from operating activities was $14.7 million for the first quarter of 2001 as compared with $24.0 million for the first quarter of 2000. The decrease was caused principally by the reduction in net income compared to the first quarter of 2000.

Our capital expenditures in the first three months of 2001 were $15.9 million as compared with $17.8 million for same period in 2000. We estimate capital spending for the full year 2001 will be $90 million to $95 million as compared with $85.8 million in 2000.

During the first quarter of 2001 we completed one acquisition for $15.0 million. The business acquired, ROSS Chem, Inc., produces defoamers and anti-foam agents that expand our product lines in metalworking and paints, coatings and inks.

As part of our share repurchase program, during the first quarter of 2001 we repurchased approximately 655,000 of our shares for $20.0 million. For the second quarter we expect to continue repurchasing shares up to a maximum of $20 million, although the level of repurchases will depend on the timing of any acquisitions and the level of our operating cash flow during the quarter.

Our net debt to capitalization ratio at March 31, 2001 was 30.4%. Net debt is the total of short- and long-term debt, reduced by cash and short-term investments in excess of an assumed operating cash level of $40 million and excluding unrealized gains and losses on derivative instruments designated as fair value hedges of fixed rate debt. Capitalization is shareholders' equity plus net debt.

                            THE LUBRIZOL CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


Primarily as a result of these activities and the payment of dividends, our balance of cash and short-term investments decreased $34.0 million at March 31, 2001 compared with December 31, 2000.

Our financial position remains strong with a ratio of current assets to current liabilities of 2.6 to 1 at March 31, 2001, the same as at December 31, 2000. We believe our existing credit facilities, internally generated funds and ability to obtain additional financing, if desired, will be sufficient to meet our future capital needs.

COST REDUCTION PROGRAMS
-----------------------

We initiated a series of steps in 1998 to reduce costs and improve our worldwide operating structure and executed these steps in two programs over a two-year period, completing the process at December 31, 2000. The first program of this initiative was substantially completed by the end of the third quarter of 1999. The second program, which began in the third quarter of 1999 and involved primarily the downsizing of our Painesville, Ohio manufacturing facility, was completed at December 31, 2000. Approximately $.8 million remains as an accrued liability at March 31, 2001, for severance payments to employees separated prior to December 31, 2000 and costs to complete the dismantling of assets that were taken out of service as of December 31, 2000. We expect these costs to be incurred before the end of the year.

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

We believe that the following factors, among others, could affect our future performance and cause our actual results to differ materially from those expressed or implied by forward-looking statements made in this annual report:

- the overall demand for lubricant and fuel additives on a worldwide basis, which has a slow growth rate in mature markets such as North America and Europe;

- the effect on our business resulting from economic and political uncertainty within the Asia-Pacific and Latin American regions;

- the lubricant additive demand in developing regions such as China and India, which geographic areas are an announced focus of our activities;

- technology developments that affect longer-term trends for lubricant additives, such as improved equipment design, fuel economy, longer oil drain intervals, alternative fuel powered engines and emission system compatibility;

                            THE LUBRIZOL CORPORATION
                            ------------------------

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------

- the extent to which we are successful in expanding our business in new and existing fluid technology markets incorporating chemicals, systems and services for industry and transportation;

- our success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer and original equipment manufacturers' expectations;

- the frequency of change in industry performance standards, which affects the level and timing of our technology costs, the product life cycles and the relative quantity of additives required for new specifications;

- our ability to continue to reduce complexities and conversion costs and modify our cost structure to maintain and enhance our competitiveness;

- our success in strengthening relationships and growing business with our largest customers, and retaining the business of these customers over extended time periods;

- our ability to identify, complete and integrate acquisitions for profitable growth;

- the potential negative impact on product pricing and volume demand from the consolidation of finished lubricant marketers;

- the degree of competition resulting from lubricant additive industry over-capacity;

- the cost, availability and quality of raw materials, including petroleum-based products;

-  the cost and availability of energy, including natural gas and electricity;

- the effects of fluctuations in currency exchange rates upon our reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

- the extent to which we achieve market acceptance of our PuriNOx low emission, water blend fuel product;

- significant changes in government regulations affecting environmental compliance.

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

A quantitative and qualitative discussion about our market risk is contained on page 23 of our 2000 Annual Report to our shareholders. There have been no material changes in the market risks faced by us since December 31, 2000.

                            THE LUBRIZOL CORPORATION

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         (c) On February 1, 2001, 235 common shares were issued in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. The company issued the shares to the widow of a former director pursuant to a deferred compensation plan for directors.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

                  (10)(g)* The Lubrizol Corporation Executive Death Benefit
                           Plan.


         * Indicates management contract or compensatory plan or arrangement.


         (b)      Reports on Form 8-K

                  During the quarter ended March 31, 2001, the Lubrizol Corporation filed a Current Report on Form 8-K dated February 2, 2001, reporting under "Item 5 - Other Events," reclassified information in accordance with a newly effective accounting rule for shipping and handling fees and costs.


                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE LUBRIZOL CORPORATION


                                   /s/John R. Ahern
                                   ------------------------------------------
                                   John R. Ahern
                                   Chief Accounting Officer and
                                     Duly Authorized Signatory of
                                     The Lubrizol Corporation
Date:  May 11, 2001