Form 10-Q
period 2001-06-30
LUBRIZOL CORP
filed 2001-08-09
CIK 60751

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                    Yes   [ X ]         No   [   ]

Number of the registrant's common shares, without par value, outstanding, as of July 31, 2001: 50,942,129.

                          PART I. FINANCIAL INFORMATION

                           Item 1 Financial Statements

                            THE LUBRIZOL CORPORATION

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------
                                                                        June 30            December 31
(In Thousands of Dollars)                                                 2001                2000
--------------------------------------------------------------------------------------------------------
ASSETS
Cash and short-term investments ..............................         $  119,251          $  145,937
Receivables ..................................................            333,940             290,556
Inventories:
  Finished products ..........................................            119,143             124,755
  Products in process ........................................             56,252              56,908
  Raw materials ..............................................             68,381              61,706
  Supplies and engine test parts .............................             16,551              16,764
                                                                       ----------          ----------
                                                                          260,327             260,133
                                                                       ----------          ----------
Other current assets .........................................             25,899              31,282
                                                                       ----------          ----------
                    Total current assets .....................            739,417             727,908
Property and equipment - net .................................            654,426             677,242
Goodwill and intangible assets - net .........................            173,152             170,593
Investments in nonconsolidated companies .....................             32,976              34,247
Other assets .................................................             61,644              49,500
                                                                       ----------          ----------
                         TOTAL ...............................         $1,661,615          $1,659,490
                                                                       ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt and current portion of long-term debt ........         $   21,981          $   17,152
Accounts payable .............................................            138,500             141,574
Accrued expenses and other current liabilities ...............            114,778             123,520
                                                                       ----------          ----------
                    Total current liabilities ................            275,259             282,246
                                                                       ----------          ----------
Long-term debt ...............................................            385,739             378,783
Postretirement health care obligation ........................            100,321             100,275
Noncurrent liabilities .......................................             51,195              52,821
Deferred income taxes ........................................             58,436              60,614
                                                                       ----------          ----------
                    Total liabilities ........................            870,950             874,739
                                                                       ----------          ----------

Minority interest in consolidated companies ..................             32,688              32,470
Contingencies and commitments
Shareholders' equity:
  Preferred stock without par value - authorized and unissued:
      Serial Preferred Stock - 2,000,000 shares
      Serial Preference Shares - 25,000,000 shares
  Common shares without par value:
    Authorized 120,000,000 shares
    Outstanding - 50,882,185 shares as of June 30,
      2001 after deducting 35,313,709 treasury
      shares, 51,307,688 shares as of December 31,
      2000 after deducting 34,888,206 treasury shares ........            100,996              82,128
  Retained earnings ..........................................            759,621             750,779
  Accumulated other comprehensive loss .......................           (102,640)            (80,626)
                                                                       ----------          ----------
                    Total shareholders' equity ...............            757,977             752,281
                                                                       ----------          ----------
                         TOTAL ...............................         $1,661,615          $1,659,490
                                                                       ==========          ==========

Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
----------------------------------------------------------------------------------------------------------------------
                                                       Second Quarter                        Six Month
                                                        Ended June 30                    Period Ended June 30
                                              ------------------------------------------------------------------------
(In Thousands Except Per Share Data)               2001                2000                2001               2000
----------------------------------------------------------------------------------------------------------------------
Net sales ............................           $485,928            $448,979            $939,719            $892,987
Royalties and other revenues .........              1,856               1,212               2,714               2,339
                                                 --------            --------            --------            --------
          Total revenues .............            487,784             450,191             942,433             895,326
Cost of sales ........................            350,002             319,131             684,684             635,813
Selling and administrative expenses...             44,074              43,366              88,800              86,865
Research, testing and development
  expenses ...........................             38,876              36,454              77,361              71,103
                                                 --------            --------            --------            --------
          Total cost and expenses ....            432,952             398,951             850,845             793,781
Special credit .......................                                  2,577                                   2,577
Other income (expense) - net .........             (3,807)             (2,612)             (7,794)             (4,353)
Interest income ......................              1,293               1,972               3,332               4,522
Interest expense .....................             (6,179)             (6,824)            (12,733)            (14,053)
                                                 --------            --------            --------            --------
Income before income taxes ...........             46,139              46,353              74,393              90,238
Provision for income taxes ...........             14,124              14,641              23,872              28,421
                                                 --------            --------            --------            --------
Net income ...........................           $ 32,015            $ 31,712            $ 50,521            $ 61,817
                                                 ========            ========            ========            ========
Net income per share .................           $   0.63            $   0.59            $   0.99            $   1.15
                                                 ========            ========            ========            ========
Net income per share, diluted ........           $   0.62            $   0.59            $   0.98            $   1.14
                                                 ========            ========            ========            ========
Dividends per share ..................           $   0.26            $   0.26            $   0.52            $   0.52
                                                 ========            ========            ========            ========
Average common shares outstanding ....             51,205              53,547              51,243              53,924


Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION


CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------
                                                                   Six Month Period Ended
                                                                          June 30
                                                               ------------------------------
(In Thousands of Dollars)                                         2001                2000
---------------------------------------------------------------------------------------------
Cash provided from (used for):
Operating activities:
Net income ..........................................           $ 50,521            $ 61,817
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation and amortization ...................             49,214              48,469
    Deferred income taxes ...........................              2,110               3,435
    Special credit ..................................                                 (2,577)
    Change in current assets and liabilities:
      Receivables ...................................            (53,586)            (27,929)
      Inventories ...................................             (5,751)            (14,023)
      Accounts payable and accrued expenses .........             13,296               2,244
      Other current assets ..........................              2,941               1,554
    Other items - net ...............................              4,162                  (2)
                                                                --------            --------
          Total operating activities ................             62,907              72,988
Investing activities:
  Capital expenditures ..............................            (33,627)            (38,381)
  Acquisitions and investments in nonconsolidated
    companies .......................................            (14,989)            (40,641)
  Other - net .......................................                 81                 189
                                                                --------            --------
          Total investing activities ................            (48,535)            (78,833)
Financing activities:
  Short-term repayments .............................              6,957              (4,808)
  Long-term borrowing ...............................                                 18,375
  Long-term repayments ..............................             (2,025)            (24,867)
  Dividends paid ....................................            (26,642)            (28,074)
  Common shares purchased ...........................            (30,039)            (35,883)
  Stock options exercised ...........................             14,438               1,286
                                                                --------            --------
          Total financing activities ................            (37,311)            (73,971)
Effect of exchange rate changes on cash .............             (3,747)             (1,595)
                                                                --------            --------
Net(decrease) in cash and short-term
  investments .......................................            (26,686)            (81,411)
Cash and short-term investments at the beginning
  of period .........................................            145,937             185,465
                                                                --------            --------
Cash and short-term investments at end of period ....           $119,251            $104,054
                                                                ========            ========

Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 2001


1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and December 31, 2000, and the results of operations and cash flows for the applicable periods ended June 30, 2001 and 2000.

2. Net income per share is computed by dividing net income by average common shares outstanding during the period. Net income per share, diluted, includes the dilution effect resulting from outstanding stock options and stock awards.

     Per share amounts are computed as follows:

                                        Second Quarter Ended          Six Month Period Ended
                                             June 30                        June 30
                                       ----------------------        ------------------------
                                        2001           2000           2001           2000
                                        ----           ----           ----           ----
     Numerator:
       Net income available to
         common shares                 $32,015        $31,712        $50,521        $61,817
                                       =======        =======        =======        =======
     Denominator:
       Weighted average common
         shares outstanding             51,205         53,547         51,243         53,924

       Dilutive effect of stock
         options and awards                246            107            216            142
                                       -------        -------        -------        -------
     Denominator for net income
       per share, diluted               51,451         53,654         51,459         54,066
                                       =======        =======        =======        =======

     Net income per share              $   .63        $   .59        $  0.99        $  1.15
                                       =======        =======        =======        =======
     Net income per share,
       diluted                         $   .62        $   .59        $  0.98        $  1.14
                                       =======        =======        =======        =======



3. Total comprehensive income for the three- and six-month periods ended June 30, 2001 and 2000 is comprised as follows:

                                            Second Quarter Ended             Six Month Period Ended
                                                  June 30                              June 30
                                        ----------------------------      ----------------------------
                                            2001             2000            2001              2000
                                            ----             ----            ----              ----

     Net income                           $ 32,015          $31,712         $ 50,521         $ 61,817
     Foreign currency
      translation adjustment                (6,746)          (7,338)         (20,344)         (18,519)
     Cumulative effect of
      accounting change                                                       (1,314)
     Net unrealized gains (losses)
      on derivative contracts                  253                              (356)
                                          --------          -------         --------         --------
     Total comprehensive
       income                             $ 25,522          $24,374         $ 28,507         $ 43,298
                                          ========          =======         ========         ========

                            THE LUBRIZOL CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 2001

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

     The following table presents a summary of the company's reportable segments for the three- and six- months ended June 30, 2001 and 2000 on a basis of segmentation consistent with the previous year-end:

                                                     Quarter Ended                  Six Month Period Ended
                                                        June 30                           June 30
                                             ------------------------------      ------------------------------
                                                 2001              2000              2001              2000
                                             ------------------------------      ------------------------------
     Revenue from external customers:
       Fluid technologies for
           transportation                      $408,143          $368,385          $781,180          $735,480
       Fluid technologies for industry           79,641            81,806           161,253           159,846
                                               --------          --------          --------          --------
          Total revenues                       $487,784          $450,191          $942,433          $895,326
                                               ========          ========          ========          ========

     Segment contribution income:
       Fluid technologies for
           transportation                      $ 80,799          $ 76,933          $145,315          $152,033
       Fluid technologies for industry            7,842            11,832            14,457            24,531
                                               --------          --------          --------          --------
          Total segment contribution
            income                             $ 88,641          $ 88,765          $159,772          $176,564
                                               ========         =========          ========          ========

     Segment operating profit
       before tax:
       Fluid technologies for
           transportation                      $ 47,384          $ 41,137          $ 78,129          $ 81,414
       Fluid technologies for industry            3,641             7,491             5,665            15,778
                                               --------          --------          --------          --------
          Total segment operating
            profit before tax                    51,025            48,628            83,794            97,192
     Special credit                                                 2,577                               2,577
     Interest expense - net                      (4,886)           (4,852)           (9,401)           (9,531)
                                               --------          --------          --------          --------
     Consolidated income before tax            $ 46,139          $ 46,353          $ 74,393          $ 90,238
                                               ========          ========          ========          ========


     Prior-year amounts have been restated to reflect reclassifications of products between fluid technologies for transportation and fluid technologies for industry operating segments and changes in allocation methodology for corporate expenses.

                            THE LUBRIZOL CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 2001

5. The company had an effective tax rate of 30.6% for the three-month period ended June 30, 2001 and 32.1% for the six-month period ended June 30, 2001, compared to 31.6% and 31.5% for the corresponding periods in 2000. The effective tax rate for the second quarter was lower than the effective rate for the six months ended June 30, 2001, due in large part to a non-recurring revaluation of deferred taxes to reflect a statutory tax rate change in India enacted during the second quarter. The effective tax rate for the six months ended June 30, 2001 was higher than the corresponding period in 2000, primarily due to the U.S. tax benefit of a non-recurring charitable contribution made in 2000.

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

                             Interest Rate Contracts

     The company is exposed to market risk from changes in interest rates. The company's policy is to manage interest costs using a mix of fixed and variable rate debt. To manage this mix, the company may enter into interest rate swaps, in which the company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount.

     At June 30, 2001, the company had interest rate swap agreements to convert existing fixed rate debt to variable rates. The fair value of these swaps was an unrealized gain of $8.7 million, they are designated as fair value hedges of underlying fixed rate debt obligations and are recorded as an increase in non-current assets and long-term debt. These interest rate swaps qualify for the short-cut method for assessing hedge effectiveness per SFAS 133. As a result, there was no impact to earnings for the second quarter of 2001 due to hedge ineffectiveness. Future changes in fair value of the interest rate swaps will be offset by the changes in fair value of the underlying debt.

                            THE LUBRIZOL CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 2001

     At June 30, 2001, the company had interest rate swap agreements to convert existing variable rate debt to fixed rates. The fair value of these swaps was an unrealized loss of $3.7 million, they are designated as cash flow hedges of underlying variable rate debt obligations and are recorded as a noncurrent liability. The adjustment to record the net change in fair value during the second quarter of 2001 of $.4 million ($.3 million net of tax) unrealized gain was recorded in other comprehensive income. Ineffectiveness was determined to be immaterial during the second quarter of 2001. The company does not expect any significant portion of these existing losses to be reclassified into earnings within the next 12 months.

                               Currency Contracts

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

     At June 30, 2001, the company had short-term forward contracts to sell currencies at various dates during 2001 for $7.1 million. These forward contracts are not designated as hedges. Any unrealized gains or losses on these contracts are recorded in other income. The fair value of these instruments at June 30, 2001 was not material, and the net impact of the related gains and losses on other income was a loss of $.1 million in the quarter ended June 30, 2001 and no impact on the six months ended June 30, 2001.


7. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations" which prohibits the pooling-of-interests method for business combinations completed after June 30, 2001 and includes criteria for recognition of intangible assets separate from goodwill. Any business combinations the company enters into after June 30, 2001 will have to be accounted for under the provisions of this statement.

     In July 2001 the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets" which will become effective for the company on January 1, 2002. Under the provisions of SFAS 142 there will be no goodwill amortization for business combinations that occur after June 30, 2001 and amortization of goodwill on pre-June 30, 2001 acquisitions will cease effective January 1, 2002. The adoption of this statement will result in the elimination of approximately $10 million of annual goodwill amortization expense beginning on January 1, 2002. Goodwill amortization will be replaced with the requirement to test goodwill annually for impairment. The initial impairment test must be completed within six months of adoption of the new standard. The company has not determined the impact, if any, that the requirement to test goodwill for impairment will have on its consolidated financial position or results of operations.

                            THE LUBRIZOL CORPORATION

                   Notes to Consolidated Financial Statements

                                  June 30, 2001

8. Effective July 17, 2001, the company increased its committed revolving credit facilities from $150 million to $575 million. This resulted from the addition of $525 million in new facilities, $175 million of which expires on July 16, 2002 and $350 million of which expires on July 16, 2006; and the cancellation of $100 million in existing facilities that would have expired on June 30, 2003. We currently have no borrowings under these credit facilities.

                              LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Our revenues increased in the 2001 second quarter as compared to the 2000 second quarter, largely as a result of record shipment volume during the quarter. Raw material costs declined from the first quarter of 2001 and, combined with lower per-unit manufacturing costs, resulted in improved profitability in the second quarter as compared to the prior two quarters. We had higher operating expenses and currency had an unfavorable impact in the second quarter. After excluding the special credit taken in the second quarter of 2000, net income for the 2001 second quarter increased 7% from net income for the 2000 second quarter. However, the stronger 2001 second quarter did not offset the poor results from the 2001 first quarter, so that net income for the first half of 2001 was 16% below that for the first half of 2000 (after excluding the special credit).

We group our product lines into two operating segments: fluid technologies for transportation and fluid technologies for industry. Fluid technologies for transportation comprised approximately 82% of our consolidated revenues and 85% of our segment pre-tax operating profits for the full year 2000 (83% of revenues and 93% of operating profits for the six months ended June 30, 2001). This discussion and analysis of our financial condition and results of operations is primarily focused upon the company as a whole, since we believe this provides the most appropriate understanding of our business. See Note 4 to the financial statements for further financial disclosures by operating segment.

Our consolidated revenues increased $37.6 million, or 8% (6% excluding acquisitions), for the second quarter of 2001 compared with the second quarter of 2000, and increased $47.1 million, or 5% (3% excluding acquisitions), for the first half of 2001 compared with the first half of 2000. On a year-to-year comparative basis, fluid technologies for transportation revenues increased $39.8 million, or 11%, for the second quarter and $45.7 million, or 6%, for the first half. On a similar basis, fluid technologies for industry revenues decreased $2.2 million, or 3%, for the second quarter and increased $1.4 million, or 1%, for the first half.

Our shipment volume increased 9% in the second quarter of 2001 (7% excluding acquisitions) compared to the second quarter of 2000, after increasing only 1% in the first quarter (and decreasing 2% excluding acquisitions). Our shipment volume for the first half of 2001 increased 5% (2% excluding acquisitions) compared with the first half of 2000. Our second quarter 2001 and first half 2001 shipment volume increased in all geographical areas as compared with comparable prior-year periods, as follows:

                                                Increase
                                       -----------------------------
                                       2nd Quarter        First Half
                                       -----------        ----------
             North America                  8%               6%
             Europe, Middle East           12%               5%
             Asia-Pacific                  11%               4%
             Latin America                  1%               2%

The increases are primarily due to business gains in our engine oil additives product group in North America and strong shipments to many of our global engine oil customers in Europe. We believe some of the second quarter engine oil shipments in North America represent pipeline-filling and new specification change-over for GF-3, the new passenger car motor

                            THE LUBRIZOL CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

oil standard, that will not recur in subsequent quarters. The increase in Asia-Pacific is primarily due to consolidation of our new China subsidiaries during the fourth quarter of 2000.

Average additive selling price was flat for the 2001 second quarter and increased only 1% for the 2001 first half, as compared with the same periods in 2000. This resulted from 6% higher pricing for the 2001 second quarter and 7% higher product pricing for 2001 first half due to the four price increases initiated since late 1999, offset approximately equally by unfavorable currency impact and product mix for both the second quarter and first half. Sequentially, average selling price decreased 2% from the 2001 first quarter primarily due to the impact of unfavorable currency.

Cost of sales increased 10% for the 2001 second quarter and increased 8% for the 2001 first half, compared to the same periods in 2000, reflecting the increase in shipment levels, higher raw material costs and higher manufacturing expenses. Average raw material cost increased 3% for the 2001 second quarter and 5% for the 2001 first half, compared with the same periods in 2000, due to increases in real raw material costs, partially offset by the effect of favorable currency and product mix. This increase in real raw material cost reflected the effect of higher crude oil costs on petrochemical prices and the impact of higher natural gas costs on our butylene-based raw materials. We have started to see these costs decline, as average raw material cost decreased 3% in the second quarter as compared to the first quarter. Current market projections indicate that raw material costs may continue to decline to some extent during the second half of the year. Manufacturing costs were 6% higher for the 2001 second quarter compared with the 2000 second quarter and 3% higher for the 2001 first half compared with the 2000 first half, primarily due to higher utility costs in the U.S. as a result of higher natural gas costs, and acquisitions, partially offset by the effect of favorable currency.

Gross profit (sales less cost of sales) increased $6.1 million, or 5%, for the second quarter of 2001, and decreased $2.1 million, or 1%, for the first half of 2001, compared with the same periods in 2000. The second quarter gross profit rose because the effect of the shipment volume increase more than offset higher raw material costs and manufacturing expenses. However, for the first half, the effect of the shipment volume increase did not offset those increased costs. Gross profit for fluid technologies for transportation increased $8.6 million, or 8%, for the second quarter of 2001, and $1.8 million, or 1%, for the first half of 2001 compared with the same periods in 2000 due to the factors mentioned above. Gross profit for fluid technologies for industry decreased $2.5 million, or 9%, for the second quarter of 2001, and $3.9 million, or 7%, for the first half of 2001 compared with the same periods in 2000, primarily because the weak manufacturing sector in North America adversely affected our metalworking and paints, coatings and inks additive businesses. These factors caused our gross profit percentage (gross profit divided by net sales) to be 28.0% in the 2001 second quarter (as compared to 28.9% in the 2000 second quarter) and 27.1% in the 2001 first half (as compared with 28.8% in the 2000 first half). Sequentially, gross profit increased 14% from the first quarter of 2001 and the gross profit percentage increased from 26.2% in the first quarter of 2001 primarily because of higher volume and lower average raw material cost. However, our current gross profit percentage is still well below our gross profit percentage in late 1999 when raw material costs began to increase.

                            THE LUBRIZOL CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Selling and administrative expenses increased $.7 million, or 2%, for the second quarter of 2001 and $1.9 million, or 2%, for the first half of 2001 compared with the respective 2000 periods, primarily due to the impact of acquisitions.

Our research, testing and development expenses (technology expenses) increased $2.4 million, or 7%, for the second quarter of 2001 and increased $6.3 million, or 9%, for the first half of 2001 compared to the same periods of 2000. The increase was due to high levels of testing, primarily in the first quarter, for GF-3, the new U.S. passenger car motor oil technical standard, and increased development spending, primarily in the second quarter, for growth programs and early stage expenses required for the next diesel engine oil specification, PC-9.

The change in other income (expense) negatively affected pre-tax income by $1.2 million for the second quarter of 2001 and by $3.4 million for the first half of 2001 compared with the respective 2000 periods. The unfavorable change for the second quarter was primarily due to lower equity earnings of our joint ventures in India and Saudi Arabia, higher expense for our joint venture with GE and the accounting effect of consolidating our majority-owned China subsidiaries, partially offset by currency gains. The unfavorable change for the first half of 2001 compared to the first half of 2000 was primarily due to higher expenses for our joint venture with GE and higher goodwill amortization.

Interest income decreased $.7 million for the 2001 second quarter and $1.2 million for the 2001 first half, compared to the same periods in 2000, principally because we had a lower level of cash investments in 2001. Interest expense decreased $.6 million for the 2001 second quarter and $1.3 million for the 2001 first half, compared to the same periods in 2000, principally because of lower interest rates due to the interest rate swap agreements we entered into during the first half of 2000.

As a result of the above factors, our income before income taxes decreased 1% for the second quarter of 2001 (but increased 5% excluding the 2000 second quarter special charge adjustment) and decreased 18% for the first half of 2001 (15% excluding the 2000 second quarter special charge adjustment) compared to the same periods in 2000. Segment operating profit before tax, which excludes interest expense, for fluid technologies for transportation increased $6.2 million, or 15%, for the 2001 second quarter and decreased $3.3 million, or 4%, for the 2001 first half compared to the same periods in 2000 for the same reasons that caused the changes in consolidated gross profit as described above. Segment operating profit before tax for fluid technologies for industry decreased $3.9 million, or 51%, for the 2001 second quarter and decreased $10.1 million, or 64%, for the 2001 first half compared to the same periods in 2000 because of weak demand in the manufacturing sector in North America and spending to commercialize PuriNOx(TM) and other products in our performance systems product group.

We had an effective tax rate of 30.6% for the 2001 second quarter and 32.1% for the 2001 first half compared to 31.6% and 31.5% for the corresponding periods in 2000. The effective tax rate for the 2001 second quarter was lower than the effective rate for the 2001 first half, due in large part to a non-recurring revaluation of deferred taxes to reflect a statutory tax rate change in India enacted during the 2001 second quarter. The effective tax rate for the 2001 first half was higher than the

                            THE LUBRIZOL CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

corresponding period in 2000, primarily due to the U.S. tax benefit of a non-recurring charitable contribution made in 2000. We anticipate an effective tax rate of 33.5% for the second half of 2001.

Currency exchange rates in effect during the second quarter and first half of 2001 had an unfavorable effect on net income per share of $.05 and $.12 per share, respectively, as compared to exchange rates in effect during the comparable periods in 2000.

Primarily as a result of the above factors, and after excluding the adjustment to the special charge, net income for the 2001 second quarter was $32.0 million or $.63 per share, as compared to $30.0 million or $.56 per share for the 2000 second quarter. For the first half of 2001, on the same basis, net income was $50.5 million or $.99 per share, as compared to $60.1 million or $1.12 per share for the first half of 2000.


WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities was $62.9 million for the first half of 2001 compared with $73.0 million for the first half of 2000. The decrease was caused principally by the reduction in net income compared to the first half of 2000.

Our capital expenditures in the first half of 2001 were $33.6 million compared with $38.4 million for the same 2000 period. We estimate capital spending for the full year 2001 will be $75 million to $80 million as compared with $85.8 million in 2000.

During the first quarter of 2001 we completed one acquisition for $15.0 million. The business acquired, ROSS Chem, Inc., produces defoamers and anti-foam agents that expand our product lines in metalworking and paints, coatings and inks.

During the first half of 2001 we repurchased approximately 968,000 of our shares for $30.0 million. We currently do not anticipate making share repurchases during the third quarter of 2001.

Our net debt to capitalization ratio at June 30, 2001 was 29.7%. Net debt is the total of short- and long-term debt, reduced by cash and short-term investments in excess of an assumed operating cash level of $40 million and excluding unrealized gains and losses on derivative instruments designated as fair value hedges of fixed rate debt. Capitalization is shareholders' equity plus net debt.

Primarily as a result of these activities and the payment of dividends, our balance of cash and short-term investments decreased $26.7 million at June 30, 2001 compared with December 31, 2000.

Our financial position remains strong with a ratio of current assets to current liabilities of 2.7 to 1 at June 30, 2001 compared with a ratio of 2.6 to 1 at December 31, 2000. We believe our current credit facilities, internally generated funds and our ability to obtain additional financing will enable us to meet our future spending needs.

                            THE LUBRIZOL CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Effective July 17, 2001, we increased our committed revolving credit facilities from $150 million to $575 million. This resulted from the addition of $525 million in new facilities ($175 million of which expires on July 16, 2002 and $350 million of which expires on July 16, 2006); and the cancellation of $100 million in existing facilities that would have expired on June 30, 2003. We currently have no borrowings under these credit facilities.


COST REDUCTION PROGRAMS

We initiated a series of steps in 1998 to reduce costs and improve our worldwide operating structure and executed these steps in two programs over a two-year period, completing the process at December 31, 2000. The first program of this initiative was substantially completed by the end of the third quarter of 1999. The second program, which began in the third quarter of 1999 and involved primarily the downsizing of our Painesville, Ohio manufacturing facility, was completed at December 31, 2000. Approximately $.6 million remains as an accrued liability at June 30, 2001, for severance-related payments for employees separated prior to December 31, 2000 and costs to complete the dismantling of assets that were taken out of service as of December 31, 2000. We expect these expenses to be incurred before the end of the year.


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

We believe that the following factors, among others, could affect our future performance and cause our actual results to differ materially from those expressed or implied by forward-looking statements made in this quarterly report:

o the overall demand for lubricant and fuel additives on a worldwide basis, which has a slow growth rate in mature markets such as North America and Europe;

o the effect on our business resulting from economic and political uncertainty within the Asia-Pacific and Latin American regions;

o the lubricant additive demand in developing regions such as China and India, which geographic areas are an announced focus of our activities;

o technology developments that affect longer-term trends for lubricant additives, such as improved equipment design, fuel economy, longer oil drain intervals, alternative fuel-powered engines and emission system compatibility;

                            THE LUBRIZOL CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



o the extent to which we are successful in expanding our business in new and existing fluid technology markets incorporating chemicals, systems and services for industry and transportation;

o our success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer and original equipment manufacturers' expectations;

o the frequency of change in industry performance standards, which affects the level and timing of our technology costs, the product life cycles and the relative quantity of additives required for new specifications;

o our ability to continue to reduce complexities and conversion costs and modify our cost structure to maintain and enhance our competitiveness;

o our success in strengthening relationships and growing business with our largest customers, and retaining the business of these customers over extended time periods;

o our ability to identify, complete and integrate acquisitions for profitable growth;

o the potential negative impact on product pricing and volume demand from the consolidation of finished lubricant marketers;

o the degree of competition resulting from lubricant additive industry over-capacity;

o the cost, availability and quality of raw materials, including petroleum-based products;

o    the cost and availability of energy, including natural gas and electricity;

o the effects of fluctuations in currency exchange rates upon our reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

o the extent to which we achieve market acceptance of our PuriNOx(TM) low emission, water blend fuel product;

o significant changes in government regulations affecting environmental compliance.

                            THE LUBRIZOL CORPORATION


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

                           PART II. OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

          (c) On May 1, 2001, we issued 602 common shares in private placement transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the shares to two former directors pursuant to a deferred compensation plan for directors.

Item 4.   Submission of Matters to a Vote of Security Holders

          Our Annual Meeting of Shareholders was held April 23, 2001. The following matters were voted on by the shareholders:

          1.   Election of directors:

               (a) Gordon D. Harnett. The vote was 45,235,457 shares for and 393,451 shares to withhold authority.

               (b) Victoria F. Haynes. The vote was 45,226,870 shares for and 402,037 shares to withhold authority.

               (c) William P. Madar. The vote was 45,235,916 shares for and 392,991 shares to withhold authority.

               (d) M. Thomas Moore. The vote was 45,215,285 shares for and 413,622 shares to withhold authority.

          2. A proposal to confirm the appointment of Deloitte & Touche LLP as independent auditors. The vote was 45,297,317 shares for; 283,268 shares against; and 48,324 shares abstaining.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               (10)(h)* The Lubrizol Corporation 1991 Stock Incentive Plan,
                         as amended.

               * Indicates management contract or compensatory plan or
                 agreement.

          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed during the quarter ended June 30, 2001.


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

Date:  August 9, 2001