Form 10-Q
period 2001-09-30
LUBRIZOL CORP
filed 2001-11-09
CIK 60751

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to

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

                    Yes   [ X ]         No   [   ]

Number of the registrant's common shares, without par value, outstanding, as of October 31, 2001: 51,115,322.

                          PART I. FINANCIAL INFORMATION

                           Item 1 Financial Statements

                            THE LUBRIZOL CORPORATION

CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------
                                                                      September 30            December 31
(In Thousands of Dollars)                                                 2001                   2000
---------------------------------------------------------------------------------------------------------
ASSETS
Cash and short-term investments ..............................        $   168,665         $   145,937
Receivables ..................................................            319,219             290,556
Inventories:
  Finished products ..........................................            131,345             124,755
  Products in process ........................................             52,912              56,908
  Raw materials ..............................................             65,079              61,706
  Supplies and engine test parts .............................             16,423              16,764
                                                                      -----------         -----------
                                                                          265,759             260,133
                                                                      -----------         -----------
Other current assets .........................................             25,663              31,282
                                                                      -----------         -----------
                    Total current assets .....................            779,306             727,908
Property and equipment - net .................................            655,141             677,242
Goodwill and intangible assets - net .........................            170,513             170,593
Investments in nonconsolidated companies .....................             30,707              34,247
Other assets .................................................             72,082              49,500
                                                                      -----------         -----------
                         TOTAL ...............................        $ 1,707,749         $ 1,659,490
                                                                      ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt and current portion of long-term debt ........        $    12,529         $    17,152
Accounts payable .............................................            141,319             141,574
Accrued expenses and other current liabilities ...............            123,420             123,520
                                                                      -----------         -----------
                    Total current liabilities ................            277,268             282,246
                                                                      -----------         -----------
Long-term debt ...............................................            393,338             378,783
Postretirement health care obligation ........................            100,356             100,275
Noncurrent liabilities .......................................             55,897              52,821
Deferred income taxes ........................................             59,692              60,614
                                                                      -----------         -----------
                    Total liabilities ........................            886,551             874,739
                                                                      -----------         -----------

Minority interest in consolidated companies ..................             32,875              32,470
Contingencies and commitments
Shareholders' equity:

  Preferred stock without par value - authorized and unissued:

      Serial Preferred Stock -  2,000,000 shares
      Serial Preference Shares - 25,000,000 shares

  Common shares without par value:

    Authorized 120,000,000 shares
    Outstanding -  51,115,322 shares as of Sept. 30,
      2001 after deducting 35,080,572 treasury
      shares, 51,307,688 shares as of December 31,
      2000 after deducting 34,888,206 treasury shares ........            108,447              82,128
  Retained earnings ..........................................            769,151             750,779
  Accumulated other comprehensive loss .......................            (89,275)            (80,626)
                                                                      -----------         -----------
                    Total shareholders' equity ...............            788,323             752,281
                                                                      -----------         -----------
                         TOTAL ...............................        $ 1,707,749         $ 1,659,490
                                                                      ===========         ===========

Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

---------------------------------------------------------------------------------------------------------------------------
                                                         Third Quarter                             Nine Month
                                                       Ended September 30                    Period Ended September 30
                                               ----------------------------------------------------------------------------
(In Thousands Except Per Share Data)              2001                  2000                2001                 2000
---------------------------------------------------------------------------------------------------------------------------
Net sales ..........................          $   461,109           $   432,442           $ 1,400,828           $ 1,325,429
Royalties and other revenues .......                1,317                   954                 4,031                 3,293
                                              -----------           -----------           -----------           -----------
          Total revenues ...........              462,426               433,396             1,404,859             1,328,722
Cost of sales ......................              332,887               310,818             1,017,571               946,631
Selling and administrative expenses                42,602                41,790               131,402               128,655
Research, testing and development
  expenses .........................               42,467                39,051               119,828               110,154
                                              -----------           -----------           -----------           -----------
          Total cost and expenses ..              417,956               391,659             1,268,801             1,185,440
Special credit .....................                                                                                  2,577
Other income (expense) - net .......               (5,726)               (5,661)              (13,520)              (10,014)
Interest income ....................                1,282                 1,820                 4,614                 6,342
Interest expense ...................               (5,746)               (6,427)              (18,479)              (20,480)
                                              -----------           -----------           -----------           -----------
Income before income taxes .........               34,280                31,469               108,673               121,707
Provision for income taxes .........               11,483                 8,214                35,355                36,635
                                              -----------           -----------           -----------           -----------
Net income .........................          $    22,797           $    23,255           $    73,318           $    85,072
                                              ===========           ===========           ===========           ===========
Net income per share ...............          $      0.45           $      0.44           $      1.43           $      1.59
                                              ===========           ===========           ===========           ===========
Net income per share, diluted ......          $      0.44           $      0.44           $      1.42           $      1.59
                                              ===========           ===========           ===========           ===========
Dividends per share ................          $      0.26           $      0.26           $      0.78           $      0.78
                                              ===========           ===========           ===========           ===========
Weighted average common shares
  outstanding ......................               51,121                52,790                51,202                53,546

Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------
                                                                Nine Month Period Ended
                                                                     September 30
                                                           ------------------------------------
(In Thousands of Dollars)                                       2001               2000
-----------------------------------------------------------------------------------------------
Cash provided from (used for):
Operating activities:
Net income ..........................................        $  73,318         $  85,072
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation and amortization ...................           74,084            73,221
    Deferred income taxes ...........................            3,174             3,524
    Special credit ..................................                             (2,577)
    Change in current assets and liabilities:
      Receivables ...................................          (34,774)          (19,981)
      Inventories ...................................           (6,289)          (39,261)
      Accounts payable and accrued expenses .........           19,791            19,902
      Other current assets ..........................            3,051             2,907
    Other items - net ...............................           10,685             2,873
                                                             ---------         ---------
          Total operating activities ................          143,040           125,680
Investing activities:
  Capital expenditures ..............................          (48,365)          (59,566)
  Acquisitions and investments in nonconsolidated
    companies .......................................          (14,989)          (41,141)
  Other - net .......................................           (1,335)            1,680
                                                             ---------         ---------
          Total investing activities ................          (64,689)          (99,027)
Financing activities:
  Short-term borrowings (repayments) ................           (2,824)            2,211
  Long-term borrowing ...............................                             18,375
  Long-term repayments ..............................           (2,044)          (26,720)
  Dividends paid ....................................          (39,927)          (41,858)
  Common shares purchased ...........................          (30,039)          (55,920)
  Stock options exercised ...........................           21,410             1,318
                                                             ---------         ---------
          Total financing activities ................          (53,424)         (102,594)
Effect of exchange rate changes on cash .............           (2,199)           (3,371)
                                                             ---------         ---------
Net increase (decrease) in cash and short-term
  investments .......................................           22,728           (79,312)
Cash and short-term investments at the beginning
  of period .........................................          145,937           185,465
                                                             ---------         ---------
Cash and short-term investments at end of period ....        $ 168,665         $ 106,153
                                                             =========         =========

Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 2001

1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001 and December 31, 2000, and the results of operations and cash flows for the applicable periods ended September 30, 2001 and 2000.

2. Net income per share is computed by dividing net income by average common shares outstanding during the period, including contingently issuable shares. Net income per share, diluted, includes the dilution effect resulting from outstanding stock options and stock awards.

     Per share amounts are computed as follows:

                                      Third Quarter Ended                Nine Month Period Ended
                                          September 30                        September 30
                               ------------------------------------   ------------------------------------
                                     2001            2000              2001             2000
                                     ----            ----              ----             ----
Numerator:
  Net income available to
    common shares                   $22,797          $23,255          $73,318          $85,072
                                    =======          =======          =======          =======
Denominator:
  Weighted average common
    shares outstanding               51,121           52,790           51,202           53,546

  Dilutive effect of stock
    options and awards                  439               65              290              117
                                    -------          -------          -------          -------

Denominator for net income
  per share, diluted                $51,560          $52,855          $51,492          $53,663
                                    =======          =======          =======          =======

Net income per share                $   .45          $   .44          $  1.43          $  1.59
                                    =======          =======          =======          =======

Net income per share,
  diluted                           $   .44          $   .44          $  1.42          $  1.59
                                    =======          =======          =======          =======


3. Total comprehensive income for the three- and nine-month periods ended September 30, 2001 and 2000 is comprised as follows:

                                      Third Quarter Ended                  Nine Month Period Ended
                                         September 30                           September 30
                                ----------------------------------  ----------------------------------
                                    2001              2000                2001               2000
                                    ----              ----                ----               ----

Net income                        $ 22,797           $ 23,255           $ 73,318           $ 85,072
Foreign currency
 translation adjustment             14,692            (14,104)            (5,652)           (32,623)
Cumulative effect of
 accounting change                                                        (1,314)
Net unrealized losses
 on derivative contracts            (1,327)                               (1,683)
                                   --------          --------            --------          --------
Total comprehensive
  income                          $ 36,162           $  9,151           $ 64,669           $ 52,449
                                  ========           ========           ========           ========

                            THE LUBRIZOL CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 2001

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

     The following table presents a summary of the company's reportable segments for the three- and nine-month periods ended September 30, 2001 and 2000 on a basis of segmentation consistent with the previous year-end:

                                                   Third Quarter Ended                      Nine Month Period Ended
                                                      September 30                               September 30
                                          -----------------------------------         -----------------------------------
                                               2001                  2000                 2001                   2000
                                          ------------          -------------         ------------           ------------
Revenue from external customers:
  Fluid technologies for
      transportation                       $   385,222           $   355,273           $ 1,166,402           $ 1,090,753
  Fluid technologies for industry               77,204                78,123               238,457               237,969
                                           -----------           -----------           -----------           -----------
     Total revenues                        $   462,426           $   433,396           $ 1,404,859           $ 1,328,722
                                           ===========           ===========           ===========           ===========
Segment contribution income:
  Fluid technologies for
      transportation                       $    74,227           $    65,156           $   219,542           $   217,189
  Fluid technologies for industry                3,596                 9,569                18,053                34,100
                                           -----------           -----------           -----------           -----------
     Total segment contribution
       income                              $    77,823           $    74,725           $   237,595           $   251,289
                                           ===========           ===========           ===========           ===========
Segment operating profit
  before tax:
  Fluid technologies for
      transportation                       $    38,974           $    30,660           $   117,103           $   112,074
  Fluid technologies for industry                 (230)                5,416                 5,435                21,194
                                           -----------           -----------           -----------           -----------
     Total segment operating
       profit before tax                        38,744                36,076               122,538               133,268
Special credit                                                                                                     2,577
Interest expense - net                          (4,464)               (4,607)              (13,865)              (14,138)
                                           -----------           -----------           -----------           -----------
Consolidated income before tax             $    34,280           $    31,469           $   108,673           $   121,707
                                           ===========           ===========           ===========           ===========


    Prior - year amounts have been restated to reflect reclassifications of products between fluid technologies for transportation and fluid technologies for industry operating segments and changes in allocation methodology for corporate expenses.

                            THE LUBRIZOL CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 2001

5. The company had an effective tax rate of 33.5% for the three-month period ended September 30, 2001 and 32.5% for the nine-month period ended September 30, 2001, compared to 26.1% and 30.1% for the corresponding periods in 2000. The effective tax rate for the third quarter was higher than the effective rate for the nine months ended September 30, 2001, due in large part to a non-recurring benefit of revaluation of deferred taxes to reflect a statutory tax rate change in India enacted during the second quarter. The effective tax rate for the nine months ended September 30, 2001 was higher than the corresponding period in 2000, primarily due to the U.S. tax benefit of a non-recurring charitable contribution made in 2000.

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

     At September 30, 2001, the company had interest rate swap agreements to convert existing fixed rate debt to variable rates. The fair value of these swaps was an unrealized gain of $16.1 million. These swaps are designated as fair value hedges of underlying fixed rate debt obligations and are recorded as an increase in non-current assets and long-term debt. These interest rate swaps qualify for the short-cut method for assessing hedge effectiveness per SFAS 133. Changes in fair value of the interest rate swaps are offset by the changes in fair value of the underlying debt. As a result, there was no impact to earnings for the third quarter of 2001 due to hedge ineffectiveness.

                            THE LUBRIZOL CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 2001

     At September 30, 2001, the company had interest rate swap agreements to convert existing variable rate debt to fixed rates. The fair value of these swaps was an unrealized loss of $5.7 million. These swaps are designated as cash flow hedges of underlying variable rate debt obligations and are recorded as a noncurrent liability. The adjustment to record the net change in fair value during the third quarter of 2001 of $2.0 million ($1.3 million net of tax) unrealized loss was recorded in other comprehensive income. Ineffectiveness was determined to be immaterial during the third quarter of 2001. The company does not expect any significant portion of these existing losses to be reclassified into earnings within the next 12 months.

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

     At September 30, 2001, the company had short-term forward contracts to sell currencies at various dates during 2001 and through January 2002 for $10.2 million. These forward contracts are not designated as hedges. Any unrealized gains or losses on these contracts are recorded in other income. The fair value of these instruments at September 30, 2001 was not material, and the net impact of the related gains and losses on other income was a loss of $.1 million in the quarter ended September 30, 2001 and for the nine months ended September 30, 2001.

7. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations" which prohibits the pooling-of-interests method for business combinations completed after June 30, 2001 and includes criteria for recognition of intangible assets separate from goodwill. Any business combinations the company enters into after June 30, 2001 will be accounted for under the provisions of this statement.

     In June 2001 the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets" which will become effective for the company on January 1, 2002. Under the provisions of SFAS 142 there will be no goodwill amortization for business combinations that occur after June 30, 2001 and amortization of goodwill on pre-June 30, 2001 acquisitions will cease effective January 1, 2002. The adoption of this statement will result in the elimination of approximately $10 million of annual goodwill amortization expense beginning on January 1, 2002. Goodwill amortization will be replaced with the requirement to test goodwill annually for impairment. The initial impairment test must be completed within six months of adoption of the new standard. The company has not determined the impact, if any, that the requirement to test goodwill for impairment will have on its consolidated financial position or results of operations.

                            THE LUBRIZOL CORPORATION

                   Notes to Consolidated Financial Statements

                               September 30, 2001

     In June 2001 the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" which will become effective for the company on January 1, 2003. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The amount recorded as a liability, will be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

     In August 2001 the FASB issued SFAS 144, "Impairment or Disposal of Long-Lived Assets" which will become effective for the company on January 1, 2002. This statement further refines the rules for accounting for long-lived assets and long-lived assets to be disposed of. The company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

8. Effective July 17, 2001, the company increased its committed revolving credit facilities from $150 million to $575 million. This resulted from the addition of $525 million in new facilities, $175 million of which expires on July 16, 2002 and $350 million of which expires on July 16, 2006, and the cancellation of $100 million in existing facilities that would have expired on June 30, 2003. There were no borrowings under these credit facilities at September 30, 2001.

                              LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     Our revenues increased in the 2001 third quarter as compared to the 2000 third quarter, primarily as a result of higher shipment volume during the quarter. However, higher operating expenses, unfavorable impact from currency and a higher effective tax rate in the 2001 third quarter resulted in a 2% decrease in net income from the 2000 third quarter. Revenues also increased for the first nine months of 2001 compared to the first nine months of 2000. However, after excluding the special credit taken in 2000, net income decreased 12% due to these same factors and higher average year-to-date material cost.

     We group our product lines into two operating segments: fluid technologies for transportation and fluid technologies for industry. Fluid technologies for transportation comprised approximately 82% of our consolidated revenues and 85% of our segment pre-tax operating profits for the full year 2000 (83% of revenues and 96% of operating profits for the nine months ended September 30, 2001). This discussion and analysis of our financial condition and results of operations is primarily focused upon the company as a whole, since we believe this provides the most appropriate understanding of our business. See Note 4 to the financial statements for further financial disclosures by operating segment.

     Our consolidated revenues increased $29.0 million, or 7% (4% excluding acquisitions), for the 2001 third quarter compared with the 2000 third quarter, and increased $76.1 million, or 6% (3% excluding acquisitions), for the first nine months of 2001 compared with the first nine months of 2000. On a year-to-year comparative basis, fluid technologies for transportation revenues increased $29.9 million, or 8%, for the third quarter and $75.6 million, or 7%, for the nine months. On a similar basis, fluid technologies for industry revenues decreased $.9 million, or 1%, for the third quarter and increased $.5 million, or less than 1%, for the nine months.

     Our shipment volume increased 10% in the 2001 third quarter (7% excluding acquisitions) and increased 6% (4% excluding acquisitions) for the first nine months of 2001, compared with the same periods in 2000. The percentage changes in 2001 shipment volume by geographical area, as compared with comparable prior-year periods, were:

                                                 Increase/(Decrease)
                                                 -------------------
                                            3rd Quarter       Nine Months
                                            -----------       -----------

                  North America                 11%               7%
                  Europe, Middle East           12%               7%
                  Asia-Pacific                   9%               6%
                  Latin America                 (2%)              1%

     The increases are primarily due to business gains in our engine oil additives product group in North America and strong shipments to many of our global engine oil customers in Europe. The increase in Asia-Pacific is primarily due to consolidation of our new China subsidiaries during the fourth quarter of 2000. Excluding China, Asia-Pacific volume would have declined 2% for the third quarter, primarily due to general economic weakness in the region.

                            THE LUBRIZOL CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

     Average additive selling price decreased 3% for the 2001 third quarter and was flat for the first nine months of 2001, as compared with the same periods in 2000. The decrease for the quarter resulted from the impact of unfavorable currency and product mix partially offset by 2% higher product prices. Product pricing was 5% higher for the first nine months of 2001 than for the same period of 2000 but this was offset approximately equally by unfavorable currency and product mix. Sequentially, average selling price decreased 1% from the second quarter of 2001 due to lower product prices and unfavorable product mix.

     Cost of sales increased 7% for both the 2001 third quarter and for the first nine months of 2001, compared to the same periods in 2000. The increase for the quarter was due to increased shipment levels and higher manufacturing expenses, partially offset by lower raw material costs. The increase for the nine months was due to increased shipment levels, higher manufacturing expenses and higher raw material costs. Average raw material cost decreased 3% for 2001 third quarter compared with the 2000 third quarter due to lower raw material prices and the effect of favorable currency and product mix. Average raw material cost increased 3% for the first nine months of 2001 compared to the same period of 2000 due to 5% higher raw material prices, partially offset by the effect of favorable currency and product mix. The variations in raw material prices during the year were due to changes in the cost of crude oil and natural gas. During the first half of 2001, raw material costs were affected by the impact of higher crude oil costs on petrochemical prices and the impact of higher natural gas costs on our butylene-based raw materials. Crude oil and natural gas prices started to come down during the 2001 second quarter and continued to decrease during the third quarter. We believe that raw material costs will continue to decline to some extent during the fourth quarter.

     Manufacturing costs were 6% higher for the 2001 third quarter and 4% higher for the first nine months of 2001, as compared with the same periods in 2000. The increases were due to higher production volume, higher utility costs in the first half of the year in the U.S. as a result of increased natural gas costs, and acquisitions, partially offset by the effect of favorable currency.

     Gross profit (sales less cost of sales) increased $6.6 million, or 5%, for the 2001 third quarter and increased $4.5 million, or 1%, for the first nine months of 2001, compared with the same periods in 2000. The third quarter gross profit rose because the effect of higher volume and lower raw material costs more than offset increased manufacturing expenses. Gross profit for the nine months increased due to higher volume, partially offset by higher material cost and higher manufacturing expense. Gross profit for fluid technologies for transportation increased $11.8 million, or 12%, for the 2001 third quarter and $13.6 million, or 5%, for the first nine months of 2001 due to the factors mentioned above. Gross profit for fluid technologies for industry decreased $5.2 million, or 19%, for the 2001 third quarter and $9.1 million, or 11%, for the first nine months of 2001, primarily because the weak manufacturing sector in North America adversely affected our metalworking and paints, coatings and inks additive businesses. We also had a write-off of $2.3 million for obsolete inventory in our performance systems product group during the 2001 third quarter. These factors caused our consolidated gross profit percentage (gross profit divided by net sales) to be 27.8% in the 2001 third quarter (as compared to 28.1% in the 2000 second

                            THE LUBRIZOL CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

     quarter) and 27.4% in the first nine months of 2001 (as compared with 28.6% in the same period of 2000). Sequentially, gross profit decreased 6% from the second quarter of 2001 primarily due to lower shipment volume. The gross profit percentage decreased from 28.0% in the second quarter of 2001.

     Selling and administrative expenses increased $.8 million, or 2%, for the third quarter of 2001 and $2.7 million, or 2%, for the first nine months of 2001 compared with the respective 2000 periods, primarily due to the impact of acquisitions.

     Our research, testing and development expenses (technology expenses) increased $3.4 million, or 9%, for the 2001 third quarter and increased $9.7 million, or 9%, for the first nine months of 2001 compared to the same periods of 2000. The increases were due to high levels of testing, primarily for GF-3, which is the new U.S. passenger car motor oil technical standard, along with increased development spending for growth programs and testing for the next diesel engine oil specification, PC-9.

     Other income (expense) for the 2001 third quarter was basically unchanged from the 2000 third quarter and negatively affected pre-tax income by $3.5 million for the first nine months of 2001 compared with the same period in 2000. The unfavorable change for the nine-month period was primarily due to higher expenses for our joint venture with GE and higher goodwill amortization during 2001.

     Interest income decreased $.5 million for the 2001 third quarter and $1.7 million for the first nine months of 2001, compared to the same periods in 2000, principally because we had a lower level of cash investments in 2001. Interest expense decreased $.7 million for the 2001 third quarter and $2.0 million for the first nine months of 2001, compared to the same periods in 2000, principally because of lower interest rates due to the interest rate swap agreements we entered into during the first half of 2000.

     As a result of the above factors, our income before income taxes increased 9% for the 2001 third quarter and decreased 11% for the first nine months of 2001 (9% excluding the 2000 second quarter special charge adjustment), as compared to the same periods in 2000. For fluid technologies for transportation, segment operating profit before tax, which excludes interest expense, increased $8.3 million, or 27%, for the 2001 third quarter and increased $5.0 million, or 4%, for the first nine months of 2001 compared to the same periods in 2000. These increases resulted from the same factors that caused the changes in consolidated gross profit as described above. For fluid technologies for industry, segment operating profit before tax decreased $5.6 million, or 104%, for the 2001 third quarter (which resulted in a loss of $.2 million) and decreased $15.8 million, or 74%, for the first nine months of 2001, as compared to the same periods in 2000. These decreases were due to weak demand in the manufacturing sector in North America and spending to commercialize PuriNOx(TM) and other products in our performance systems product group.
     We also had a write-off of $2.3 million for obsolete inventory in our performance systems group during the 2001 third quarter.

     We had an effective tax rate of 33.5% for the 2001 third quarter and 32.5% for the first nine months of 2001 compared to 26.1% and 30.1% for the corresponding periods in 2000. The effective tax rate for the first nine months of 2001 was lower than the effective rate for the 2001 third quarter, due in large part to the non-recurring benefit of a revaluation

                            THE LUBRIZOL CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

     of deferred taxes to reflect a statutory tax rate change in India enacted during the 2001 second quarter. The effective tax rate for the first nine months of 2001 was higher than the corresponding period in 2000, primarily due to the U.S. tax benefit of a non-recurring charitable contribution made in 2000. We anticipate an effective tax rate of 33.5% for the fourth quarter of 2001. The higher tax rate used for the 2001 third quarter and the first nine months of 2001 had an unfavorable impact of $.05 per share when compared to each of the same periods in 2000.

     Currency exchange rates in effect during the third quarter and first nine months of 2001 had an unfavorable effect on net income per share of $.07 and $.19 per share, respectively, as compared to exchange rates in effect during the comparable periods in 2000.

     Primarily as a result of the above factors net income for the 2001 third quarter was $22.8 million or $.45 per share, as compared to $23.3 million or $.44 per share for the 2000 third quarter. Net income for the first nine months of 2001 was $73.3 million or $1.43 per share, as compared to $83.4 million or $1.56 per share for the first nine months of 2000 (after excluding from 2000 the positive adjustment to the special charge).

     WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

     Cash provided from operating activities was $143.0 million for the first nine months of 2001 compared with $125.7 million for the first nine months of 2000. The increase was caused principally by a lower rate of increase in working capital in 2001 compared to 2000, as the result of a company initiative to focus on working capital management and some inventory build up during September 2000 that did not occur during September 2001.

     Our capital expenditures in the first nine months of 2001 were $48.4 million compared with $59.6 million for the same 2000 period. The lower level of capital expenditures is primarily due to delays in various environmental and process improvement projects. We estimate capital spending for the full year 2001 will be approximately $70 million as compared with $85.8 million in 2000.

     During the first quarter of 2001 we completed one acquisition for $15.0 million. The business acquired, ROSS Chem, Inc., produces defoamers and anti-foam agents that expand our product lines in metalworking and paints, coatings and inks.

     During the first half of 2001 we repurchased approximately 968,000 of our shares for $30.0 million. We did not repurchase any of our shares during the 2001 third quarter and do not have any plans to resume share repurchase activity during the fourth quarter of 2001.

     Our net debt to capitalization ratio at September 30, 2001 was 24.9%. Net debt is the total of short- and long-term debt, reduced by cash and short-term investments in excess of an assumed operating cash level of $40 million and excluding unrealized gains and losses on derivative instruments designated as fair value hedges of fixed rate debt. Capitalization is shareholders' equity plus net debt.

     Primarily as a result of these activities and the payment of dividends, our balance of cash and short-term investments increased $22.7 million at September 30, 2001 compared with December 31, 2000.

                            THE LUBRIZOL CORPORATION

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

     Our financial position is strong with a ratio of current assets to current liabilities of 2.8 to 1 at September 30, 2001 compared with a ratio of 2.6 to 1 at December 31, 2000. We believe our current credit facilities, internally generated funds and our ability to obtain additional financing will enable us to meet our future spending needs.

     Effective July 17, 2001, we increased our committed revolving credit facilities from $150 million to $575 million. This resulted from the addition of $525 million in new facilities ($175 million of which expires on July 16, 2002 and $350 million of which expires on July 16, 2006) and the cancellation of $100 million in existing facilities that would have expired on June 30, 2003. We currently have no borrowings under these credit facilities.

     COST REDUCTION PROGRAMS

     We initiated a series of steps in 1998 to reduce costs and improve our worldwide operating structure and executed these steps in two programs over a two-year period, completing the process at December 31, 2000. The first program of this initiative was substantially completed by the end of the third quarter of 1999. The second program, which began in the third quarter of 1999 and involved primarily the downsizing of our Painesville, Ohio manufacturing facility, was completed at December 31, 2000. Approximately $.4 million remains as an accrued liability at September 30, 2001, for severance-related payments for employees separated prior to December 31, 2000 and costs to complete the dismantling of assets that were taken out of service as of December 31, 2000. We expect these expenditures to be incurred before the end of 2001.

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

     - the extent to which we achieve market acceptance of our PuriNOx(TM) low emission, water blend fuel product;

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

                           PART II. OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

          (c) On August 31, 2001, 1,500 common shares were issued in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to section 4(2) of that Act. The company issued the shares to a consultant as partial payment for services rendered in accordance with a consulting agreement.

               On September 4, 2001, 47 common shares were issued in a transaction exempt from registration under the Securities Act of 1933 pursuant to Regulation S. The common shares were issued pursuant to an employee benefit plan to a former employee of a wholly-owned Canadian subsidiary of the company.

Item 6.       Exhibits and Reports on Form 8-K

         (a)  Exhibits

              There are no exhibits for the quarter ended September 30, 2001.

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

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

Date:  November 9, 2001