Form 10-K
period 2001-12-31
LUBRIZOL CORP
filed 2002-03-28
CIK 60751

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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
                             Yes  X     No
                                ------    ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value (on basis of closing sale price) of voting stock held by nonaffiliates as of March 1, 2002 $1,641,227,630

         Number of the registrant's Common Shares, without par value, outstanding as of March 1, 2002 51,232,974

                       Documents Incorporated by Reference
                       -----------------------------------

         Portions of the registrant's 2001 Annual Report to its shareholders (Incorporated into Part I and II of this Form 10-K)

         Portions of the registrant's Proxy Statement dated March 13, 2002 (Incorporated into Part III of this Form 10-K)

                                     PART I
                                     ------

ITEM 1.  BUSINESS

         The Lubrizol Corporation was organized under the laws of Ohio in 1928. The company began business as a compounder of special-purpose lubricants, and in the early 1930's was among the first to commence research in the field of lubricant additives. Today, the company is a global fluid technology company that develops, produces and sells high-performance chemicals, systems and services for industry and transportation. The company creates these products, including specialty additive packages and related equipment, for use in transportation and industrial lubricants and other markets. The company does this by applying advanced chemical and mechanical technologies in order to enhance the performance, quality and value and reduce the environmental impact of the customer products in which our products are used. The company groups its product lines into two operating segments: fluid technologies for transportation and fluid technologies for industry.

         PRINCIPAL PRODUCTS. Fluid technologies for transportation is comprised of additives for lubricating engine oils, such as for gasoline, diesel, marine and stationary gas engines and additive components; additives for driveline oils, such as automatic transmission fluids, gear oils and tractor lubricants; and additives for fuel products and refinery and oil field chemicals. In addition, the company sells additive components and viscosity improvers within its lubricant and fuel additives product lines. Fluid technologies for industry includes industrial additives, such as additives for hydraulic fluids, metalworking fluids and compressor lubricants; performance chemicals, such as additives for coatings and inks, defoamers and process chemicals; and performance systems, comprised principally of fluid metering devices and particulate emission trap devices.

         Revenues within the fluid technologies for transportation segment comprised 83%, 82% and 83% of consolidated revenues in 2001, 2000 and 1999, respectively. Additives for lubricating engine oils comprised 55%, 53% and 53% of consolidated revenues in 2001, 2000 and 1999, respectively. Additives for driveline oils comprised 22%, 23% and 23% of consolidated revenues for these same respective periods. Further financial information for the company's operating segments is contained in Note 12 to the Financial Statements, which is included in the company's 2001 Annual Report to its shareholders and is incorporated herein by reference.

         Additives improve the lubricants and fuels used in cars, trucks, buses, off-highway equipment, marine engines and industrial applications. In lubricants, additives enable oil to withstand a broader range of temperatures, limit the buildup of sludge and varnish deposits, reduce wear, inhibit the formation of foam, rust and corrosion, and retard oxidation. In fuels, additives help maintain efficient operation of the fuel delivery system, help control deposits and corrosion, improve combustion and assist in preventing decomposition during storage. The company sells a proprietary dispersant/surfactant additive package that enables the emulsion of water in diesel fuel, resulting in a low-emission fuel (PuriNOxTM) for diesel engines. The company also manufactures and sells or leases the specialized blending units to blend the additive, water and diesel fuel into the stable emulsion.

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

         COMPETITION. The company's fluid technologies for transportation segment and fluid technologies for industry segment are highly competitive in terms of price, technology development, product performance and customer service. The company's principal competitors within its fluid technologies for transportation segment, both in the United States and overseas, are Infineum, a joint venture involving two major petroleum companies (Shell Oil Company and Exxon Mobil Corporation); Chevron Oronite Company, a subsidiary of Chevron Corporation, a major petroleum company; and one chemical company (Ethyl Corporation). The petroleum companies either directly or indirectly produce lubricant and fuel additives for their own use and also sell additives to others. These petroleum companies are also customers of the company and may also sell base oil to the company. The company believes, based on volume sold, that it is the largest supplier to the petroleum industry of performance additive packages for lubricants. In fluid technologies for industry, we compete primarily in the metalworking fluids, hydraulic fluids and additives for paints, coatings and inks markets with numerous competitors within each market.

         CUSTOMERS. In the United States, the company markets its fluid technologies for transportation and fluid technologies for industry products through its own sales organization. The company's additive customers consist primarily of oil refiners and independent oil blenders and are located in more than 100 countries. In 2001, approximately 45% of the company's consolidated sales were made to customers in North America, 30% to customers in Europe and the Middle East and 25% to customers in Asia-Pacific and Latin America. The company's ten largest customers, most of which are international oil companies and a number of which are groups of affiliated entities, accounted for approximately 53% of consolidated sales in 2001. The loss of one or more of these customers could have a material adverse effect on the company's business, specifically in the fluid technologies for transportation segment. There was no single customer, including any group of affiliated entities, that accounted for more than 10% of 2001 consolidated revenues. The company's fluid technologies for industry segment is not materially dependent on a single customer or on a few customers.

         RAW MATERIALS. The company utilizes a broad variety of chemical raw materials in the manufacture of its additives and uses oil in processing and blending additives. These materials are obtainable from several sources, and for the most part are derived from petroleum. Political and economic conditions in the Middle East have, in the past, caused and may continue to cause the cost of raw materials to fluctuate significantly; however, the availability of raw materials to the company has not been significantly affected when these conditions occurred. The company expects raw materials to be available in adequate quantities during 2002.

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

         Consolidated research and development expenditures were $87.6 million in 2001, $86.4 million in 2000 and $78.3 million in 1999. These amounts were equivalent to 4.7%, 4.9% and 4.4% of the respective revenues for such years. These amounts include expenditures for the performance evaluation of additive developments in engines and other types of mechanical equipment as well as expenditures for the development of specialty chemicals for industrial applications. In addition, $70.9 million, $64.4 million and $67.7 million was spent in 2001, 2000 and 1999, respectively, for technical service (testing) activities, principally for evaluation in mechanical equipment of specific lubricant formulations designed for the needs of petroleum industry customers throughout the world.

         Research, testing and development expenditures by operating segment were as follows (in thousands of dollars):

                                                 2001         2000         1999
                                               -------      -------      -------
Research and development expenditures:
    Fluid technologies for transportation      $74,415      $74,632      $66,268
    Fluid technologies for industry             13,167       11,763       11,984
                                               -------      -------      -------
       Total                                   $87,582      $86,395      $78,252
                                               =======      =======      =======
Testing expenditures:
    Fluid technologies for transportation      $57,616      $55,035      $58,978
    Fluid technologies for industry             13,275        9,375        8,697
                                               -------      -------      -------
       Total                                   $70,891      $64,410      $67,675
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

         PATENTS. The company owns a variety of United States and foreign patents relating to lubricant and fuel additives, lubricants, chemical compositions and processes, and protective coating materials and processes. While such domestic and foreign patents expire from time to time, the company continues to apply for and obtain patent protection on an ongoing basis. Although the company believes that, in the aggregate, its patents constitute an important asset, it does not regard its business as being materially dependent upon any single patent or any group of related patents. We utilize patents in both the fluid technologies for transportation segment and the fluid technologies for industry segment.

         ENVIRONMENTAL MATTERS. The company is subject to federal, state and local laws and regulations designed to protect the environment and limit manufacturing wastes and emissions. The company believes that as a general matter its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the consequent financial liability to the company. Compliance with the environmental laws and regulations requires continuing management effort and expenditures by the company. Capital expenditures for environmental projects were $2.5 million in 2001, which represented 3.8% of 2001 capital expenditures. The company believes that the cost of complying with environmental laws and regulations will not have a material affect on the earnings, liquidity or competitive position of the company.

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

         EMPLOYEES. At December 31, 2001, the company and its subsidiaries had 4,530 employees of which approximately 54% were in the U.S.

         GEOGRAPHIC AREA INFORMATION. Financial information with respect to domestic and foreign operations is contained in Note 12 to the Financial Statements which is included in the company's 2001 Annual Report to its shareholders, and is incorporated herein by reference.

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

ITEM 2.  PROPERTIES

         The general offices of the company are located in Wickliffe, Ohio. The company has various leases for general office space primarily located in Anaheim, California; Houston, Texas; Naperville, Illinois; Wilmington, Delaware; Southfield, Michigan; Oakville, Ontario; and London, England. The company leases office and laboratory space in Spartanburg, South Carolina. The company owns three additive manufacturing plants in the United States; one located in the Cleveland, Ohio area, at Painesville, and two near Houston, Texas, at Deer Park and Bayport. Outside the United States, the company owns additive manufacturing/blending plants in Australia, Brazil, Canada, England, France (three locations), Japan, South Africa and Singapore. All of these plants, other than Singapore, are owned in fee. In Singapore, the company owns the plant but leases the land on which the plant is located. The company owns in fee research, development and testing facilities in Wickliffe, Ohio; Hazelwood, England; and Kinuura, Japan. The company also owns in fee a facility in Midland, Michigan, at which air and refrigeration compressor lubricants are developed and marketed; manufacturing plants in Countryside, Illinois; Mountaintop, Pennsylvania; and Germany that manufacture performance specialty chemical additives for the coatings and specialty metalworking fluid and industrial lubricant markets; a manufacturing plant in Atlanta, Georgia, that manufactures fluid metering devices; manufacturing plants in Newmarket and London, Ontario, Canada, and Reno, Nevada, that manufacture particulate emission control devices; a manufacturing plant in Fareham, Hampshire, England, that manufactures additive injection equipment; and manufacturing plants in Fountain Inn, South Carolina, and Cheyenne, Wyoming, that manufacture antifoam and defoaming agents to the coatings, inks, textile, food, fermentation, mining, wastewater and metalworking industries. The company leases space in Countryside, Illinois, at which specialty chemical additives for the coatings and specialty metalworking fluid and industrial lubricant markets are manufactured.

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


ITEM 3.  LEGAL PROCEEDINGS

         The company and its subsidiaries are participants in ordinary routine litigation incidental to the business but are not defendants in any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the vote of the security holders during the three months ended December 31, 2001.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following sets forth the name, age, recent business experience and certain other information relative to each person who is an executive officer of the company as of March 1, 2002.

     Name                         Business Experience
     ----                         -------------------

W. G. Bares                Mr. Bares, age 60, became Chairman of the Board on
                           April 22, 1996, and Chief Executive Officer on
                           January 1, 1996. He has been President since 1982.

J. R. Ahern                Mr. Ahern, age 55, has been Controller - Accounting
                           and Financial Reporting and Principal Accounting
                           Officer since April 26, 1999. From 1993 to April 1999 he was Controller - Operations.

J. W. Bauer                Mr. Bauer, age 48, has been Vice President and
                           General Counsel since April 1992.

D. W. Bogus                Mr. Bogus, age 54, joined the company and became Vice
                           President in May, 2000. He is responsible for fluid technologies for industry. Prior to joining the company, he was with PPG Industries, Inc., where he was Vice President of Governmental Affairs from May
                           1999 to February 2000, Vice President-Packaging
                           Coatings from October 1998 to May 1999, and Vice
                           President Industrial Coatings from September 1996 to
                           October 1998.

C. P. Cooley               Mr. Cooley, age 46, has been Vice President and Chief
                           Financial Officer since he joined the company in April 1998. In addition, he was Treasurer from April
                           1998 to September 2001. In June 1998 he also became responsible for corporate strategic planning. Prior to joining the company, he was Assistant Treasurer -
                           Corporate Finance at Atlantic Richfield Company.

S. A. Di Biase             Dr. Di Biase, age 49, has been Vice President since
                           September 1993. He has been responsible for emulsified products since October 2001. Prior to that, he was responsible for research and development.

J. L. Hambrick             Mr. Hambrick, age 47, was elected Vice President
                           responsible for managing corporate strategies in the Asia-Pacific region in May, 2000. From October 1998 to April 2000 he was global business manager - engine oils. From January 1994 to September 1998 he was FSU and China business development manager.

G. R. Hill                 Dr. Hill, age 60, has been Senior Vice President
                           since 1988. He has been responsible for research and development since October 2001 and has been responsible for business development since October
                           1993. From 1996 to June 1998 he was also responsible for corporate strategic planning.

J. E. Hodge                Mr. Hodge, age 59, has been Vice President since
                           September 1993. He is responsible for operations.

Name                              Business Experience
----                              -------------------

K. H. Hopping              Mr. Hopping, age 55, has been Vice President since
                           April 1991. He is responsible for global communications and investor relations. From 1991 to April 2001 he was also Corporate Secretary.

S. F. Kirk                 Mr. Kirk, age 52, has been Vice President since
                           September 1993. Since January 1999, he has been responsible for sales and marketing. From April 1996 to January 1999, he was responsible for sales.

Y. Le Couedic              Mr. Le Couedic, age 54, has been Vice President since
                           September 1993. He is responsible for management information systems.

G.R. Lewis                 Mr. Lewis, age 42, was named Assistant Secretary in
                           April 2001, and has been Assistant to the General
                           Counsel since October 1997. From September 1993 to
                           October 1997 he was Corporate Counsel.

G. P. Lieb                 Mr. Lieb, age 49, has been Controller - Commercial
                           Analysis and Support since April 26, 1999. From 1993 to April 1999 he was Controller - Accounting and
                           Financial Reporting. From 1994 to April 1999 he was also Principal Accounting Officer.

M. W. Meister              Mr. Meister, age 47, has been Vice President since
                           April 1993, and was named Chief Ethics Officer in
                           April 1998. He is responsible for human resources.

R. S. Potter               Ms. Potter, age 42, joined the company and was named
                           Treasurer in September 2001. Prior to joining the company, she was Vice President and Treasurer at Dexter Corporation from 1999 to 2000, Leader of
                           Facilities Integration at Hercules, Inc. from 1998 to
                           1999, and Assistant Vice President and Treasurer at
                           BetzDearborn Corporation from 1996 to 1998.

L. M. Reynolds             Ms. Reynolds, age 41, was named Corporate Secretary
                           in April 2001, and has been Counsel since February
                           1991. From April 1995 until April 2001, she was
                           Assistant Secretary.

R. D. Robins               Dr. Robins, age 59, became Vice President in April
                           1996. From January 1999 to October 2001 he was responsible for performance systems functions. From
                           April 1996 to January 1999, he was responsible for segment management.

All executive officers serve at the pleasure of the Board.

                                     PART II
                                     -------


ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS.

                 The common shares of the company are listed on the New York Stock Exchange under the symbol LZ. The number of shareholders of record of common shares was 4,268 as of March 1, 2002.

                 Information relating to the recent price and dividend history of the company's common shares follows:

                                  Common Share Price History
                                  ---------------------------                        Dividends
                                 2001                         2000               Per Common Share
                                 ----                         ----               ----------------

                           High          Low          High          Low         2001          2000
                           ----          ---          ----          ---         ----          ----

1st quarter                $33.65       $24.13        $33.50       $23.75      $ .26         $ .26
2nd quarter                 33.69        28.25         28.06        21.00        .26           .26
3rd quarter                 37.69        28.00         24.12        18.56        .26           .26
4th quarter                 35.75        27.75         26.00        19.06        .26           .26
                                                                               -----         -----

                                                                               $1.04         $1.04
                                                                               =====         =====

On November 16, 2001, the company issued 725 common shares in a transaction exempt from registration under the Securities Act of 1933 pursuant to Regulation
S. The common shares were issued pursuant to an employee benefit plan to an employee of a wholly-owned UK subsidiary of the company.


ITEM 6.          SELECTED FINANCIAL DATA.

                 The summary of selected financial data for each of the last five years included in the Historical Summary contained on pages 42 and 43 of the company's 2001 Annual Report to its shareholders is incorporated herein by reference. Other income for 2000 includes a litigation settlement gain of $19.4 million and credits of $4.5 million for adjustments to the second program of the company's cost reduction initiative. Other income (charges) for 1999 includes litigation settlement gains of $17.6 million and special charges of $19.6 million for the second program of the company's cost reduction initiative and adjustments to the first program of the company's cost reduction initiative. Other income (charges) for 1998 includes litigation settlement gain of $16.2 million and special charges of $23.3 million for the first program of the company's cost reduction initiative and of $13.6 million for the write-off of purchased technology under development resulting from the acquisition of Adibis.

                 Total debt reported in the Historical Summary includes the following amounts classified by maturity date as long-term at December 31:
$388.1 million in 2001, $378.8 million in 2000, $365.4 million in 1999, $390.4 million in 1998 and $182.2 million in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 The Management's Discussion and Analysis of Financial Condition and Results of Operations, including the information appearing under the heading "Cautionary Statement For `Safe Harbor' Purposes Under the Private Securities Litigation Reform Act of 1995", contained on pages 14 through 23, inclusive, of the company's 2001 Annual Report to its shareholders is incorporated herein by reference.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                 The information appearing under the heading "Quantitative and Qualitative Disclosures about Market Risk" contained on page 23 of the company's 2001 Annual Report to its shareholders is incorporated herein by reference.


ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 The consolidated financial statements of the company and its subsidiaries, together with the independent auditors' report relating thereto, contained on pages 24 through 41, inclusive, of the company's 2001 Annual Report to its shareholders, and the Quarterly Financial Data (Unaudited) contained on page 24 of such 2001 Annual Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                 Not applicable.


                                    PART III
                                    --------


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                 The information contained under the heading "Election of Directors" on pages 3 to 7, inclusive, and under "Section 16(a) Beneficial Ownership Reporting Compliance" on page 20 of the company's Proxy Statement dated March 13, 2002, is incorporated herein by reference. Information relative to executive officers of the company is contained under "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11.         EXECUTIVE COMPENSATION.

                 The information relating to executive compensation contained under the headings "Director Compensation" on page 9, "Executive Compensation
- Summary Compensation Table" and "- Stock Incentive Plans" on pages 12 through 14, inclusive, and under "Employee and Executive Officer Benefit Plans - Pension Plans" and "- Executive Agreements" on pages 18 through 20, inclusive, of the company's Proxy Statement dated March 13, 2002, is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                 The information relating to security ownership set forth under the heading "Share Ownership of Directors, Executive Officers and Large Beneficial Owners" on pages 10 and 11 of the company's Proxy Statement dated March 13, 2002, is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 The information contained in footnote (1) under the heading "Share Ownership of Directors, Executive Officers and Large Beneficial Owners - Five Percent Beneficial Owners" on page 11 of the company's Proxy Statement dated March 13, 2002, is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

               (a)     Documents filed as part of this Annual Report:

                       1. The following consolidated financial statements of The Lubrizol Corporation and its subsidiaries, together with the independent auditors' report relating thereto, contained on pages 24 through 41, inclusive, of Lubrizol's 2001 Annual Report to its shareholders, and incorporated herein by reference:

                                Independent Auditors' Report

                                Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999

                                Consolidated Balance Sheets at December 31, 2001 and 2000

                                Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

                                Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999

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

                       (4)(c) Amended and Restated Rights Agreement between The Lubrizol Corporation and American Stock Transfer & Trust Company dated as of July 26, 1999. (Reference is made to Exhibit 4.l to The Lubrizol Corporation's Registration Statement on Form 8-A/A dated August 17, 1999, which
                                         Exhibit is incorporated herein by
                                         reference.)


                       (10)(a)* The Lubrizol Corporation 1985 Employee Stock Option Plan, as amended. (Reference is made to Exhibit (10)(a) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, which Exhibit is incorporated herein by reference.)


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


                       (10)(g)* The Lubrizol Corporation Executive Death Benefit Plan, as amended. (Reference is made to Exhibit (10)(g) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, which Exhibit is incorporated herein by reference.)


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


                       (10)(j)* The Lubrizol Corporation Officers' Supplemental Retirement Plan, as amended. (Reference is made to Exhibit
                                         (10)(j) to The Lubrizol Corporation's
                                         Annual Report on Form 10-K for the year
                                         ended December 31, 2000, which Exhibit
                                         is incorporated herein by reference.)


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


                       (10)(m)*          Supplemental Retirement Plan for Donald
                                         W. Bogus.


                       (12)              Computation of Ratio of Earnings to
                                         Fixed Charges.

                       (13) The following portions of The Lubrizol Corporation 2001 Annual Report to its shareholders:

                                         Pages 14-23   Management's Discussion
                                                       and Analysis of Financial
                                                       Condition and Results of
                                                       Operations

                                         Page 24       Quarterly Financial Data
                                                       (Unaudited)

                                         Page 24       Independent Auditors'
                                                       Report

                                         Page 25       Consolidated Statements
                                                       of Income for the years
                                                       ended December 31, 2001,
                                                       2000 and 1999

                                         Page 26       Consolidated Balance
                                                       Sheets at December 31,
                                                       2001 and 2000

                                         Page 27       Consolidated Statements
                                                       of Cash Flows for the
                                                       years ended December 31,
                                                       2001, 2000 and 1999

                                         Page 28       Consolidated Statements
                                                       of Shareholders' Equity
                                                       for the years ended
                                                       December 31, 2001, 2000
                                                       and 1999

                                         Pages 29-41   Notes to Financial
                                                       Statements

                                         Pages 42-43   Historical Summary

                       (21)              List of Subsidiaries of The Lubrizol
                                         Corporation

                       (23)              Consent of Independent Auditors

         *Indicates management contract or compensatory plan or arrangement.

                 (b)      Reports on Form 8-K

                          No reports on Form 8-K were filed during the three months ended December 31, 2001.

                                   SIGNATURES


                 Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on March 25, 2002, on its behalf by the undersigned, thereunto duly authorized.



                                       THE LUBRIZOL CORPORATION


                                       BY      /s/W. G. Bares
                                         ---------------------------------------
                                         W. G. Bares, Chairman of the Board,
                                         President and Chief Executive Officer


                 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 25, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.



  /s/W. G. Bares                   Chairman of the Board, President and Chief
-------------------------------    Executive Officer
W. G. Bares                        (Principal Executive Officer)


  /s/C. P. Cooley                  Vice President and Chief Financial Officer
-------------------------------    (Principal Financial Officer)
C. P. Cooley


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


  /s/Peggy Gordon Miller           Director
-------------------------------
Peggy Gordon Miller


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

              (10)(a)* The Lubrizol Corporation 1985 Employee Stock Option Plan, as amended. (Reference is made to Exhibit
                           (10)(a) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, which Exhibit is incorporated herein by reference.)

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

              (10)(g)* The Lubrizol Corporation Executive Death Benefit Plan, as amended. (Reference is made to Exhibit
                           (10)(g) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, which Exhibit is incorporated herein by reference.)

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

              (10)(j)* The Lubrizol Corporation Officers' Supplemental Retirement Plan, as amended. (Reference is made to Exhibit (10)(j) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, which Exhibit is incorporated herein by reference.)

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

              (10)(m)*     Supplemental Retirement Plan for Donald W. Bogus.

              (12)         Computation of Ratio of Earnings to Fixed Charges.

              (13) The following portions of The Lubrizol Corporation 2001 Annual Report to its shareholders:

              Pages 14-23  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations

              Page 24      Quarterly Financial Data
                           (Unaudited)

              Page 24      Independent Auditors' Report

              Page 25 Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999

              Page 26      Consolidated Balance Sheets at December 31, 2001 and
                           2000

              Page 27 Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

              Page 28 Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999

              Pages 29-41  Notes to Financial Statements

              Pages 42-43  Historical Summary

        (21)  List of Subsidiaries of The Lubrizol Corporation

        (23)  Consent of Independent Auditors


       *Indicates management contract or compensatory plan or arrangement.