Form 10-Q
period 2002-03-31
LUBRIZOL CORP
filed 2002-05-06
CIK 60751

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                    Yes   [X]         No   [ ]

Number of the registrant's common shares, without par value, outstanding, as of April 30, 2002: 51,361,025.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                           Item 1 Financial Statements
                           ---------------------------

                            THE LUBRIZOL CORPORATION
                            ------------------------

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------
                                                                    March 31    December 31
(In Thousands of Dollars)                                             2002          2001
-------------------------------------------------------------------------------------------
ASSETS
Cash and short-term investments ..............................   $   201,605    $   189,095
Receivables ..................................................       314,340        279,013
Inventories:
  Finished products ..........................................       119,750        124,503
  Products in process ........................................        60,429         48,859
  Raw materials ..............................................        61,335         64,504
  Supplies and engine test parts .............................        17,774         16,744
                                                                 -----------    -----------
                                                                     259,288        254,610
                                                                 -----------    -----------
Other current assets .........................................        40,075         34,006
                                                                 -----------    -----------
                    Total current assets .....................       815,308        756,724
Property and equipment - net .................................       660,535        644,281
Goodwill and intangible assets - net .........................       172,378        166,558
Investments in nonconsolidated companies .....................         8,414         30,915
Other assets .................................................        64,252         63,841
                                                                 -----------    -----------
                         TOTAL ...............................   $ 1,720,887    $ 1,662,319
                                                                 ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt and current portion of long-term debt ........   $    10,565    $     9,120
Accounts payable .............................................       130,838        129,833
Accrued expenses and other current liabilities ...............       121,570        120,261
                                                                 -----------    -----------
                    Total current liabilities ................       262,973        259,214
                                                                 -----------    -----------
Long-term debt ...............................................       386,122        388,111
Postretirement health care obligation ........................        97,806         97,878
Noncurrent liabilities .......................................        58,107         55,140
Deferred income taxes ........................................        56,374         56,207
                                                                 -----------    -----------
                    Total liabilities ........................       861,382        856,550
                                                                 -----------    -----------

Minority interest in consolidated companies ..................        52,927         32,577
Contingencies and commitments
Shareholders' equity:
  Preferred stock without par value - authorized and unissued:
      Serial Preferred Stock -  2,000,000 shares
      Serial Preference Shares - 25,000,000 shares
  Common shares without par value:
    Authorized 120,000,000 shares
    Outstanding -  51,347,399 shares as of Mar. 31,
      2002 after deducting 34,848,495 treasury
      shares, 51,152,107 shares as of December 31,
      2001 after deducting 35,043,787 treasury shares ........       115,778        109,692
  Retained earnings ..........................................       793,129        763,312
  Accumulated other comprehensive loss .......................      (102,329)       (99,812)
                                                                 -----------    -----------
                    Total shareholders' equity ...............       806,578        773,192
                                                                 -----------    -----------
                         TOTAL ...............................   $ 1,720,887    $ 1,662,319
                                                                 ===========    ===========


Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                            ------------------------

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                              March 31
                                                     ---------------------------
(In Thousands Except Per Share Data)                      2002           2001
--------------------------------------------------------------------------------
Net sales ........................................     $ 466,713      $ 453,791
Royalties and other revenues .....................           799            858
                                                       ---------      ---------
          Total revenues .........................       467,512        454,649
Cost of sales ....................................       331,210        334,682
Selling and administrative expenses ..............        48,743         44,726
Research, testing and development expenses .......        40,566         38,485
                                                       ---------      ---------
          Total cost and expenses ................       420,519        417,893

Other income (expense) - net .....................          (719)        (3,987)
Interest income ..................................         1,709          2,039
Interest expense .................................        (5,387)        (6,554)
                                                       ---------      ---------
Income before income taxes .......................        42,596         28,254
Provision for income taxes .......................        12,779          9,748
                                                       ---------      ---------
Net income .......................................     $  29,817      $  18,506
                                                       =========      =========
Net income per share .............................     $    0.58      $    0.36
                                                       =========      =========
Net income per share, diluted ....................     $    0.58      $    0.36
                                                       =========      =========
Dividends per share ..............................     $    0.26      $    0.26
                                                       =========      =========
Weighted average common shares outstanding .......        51,343         51,282

Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                            ------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                                            Three Months Ended
                                                                 March 31
                                                        ------------------------
(In Thousands of Dollars)                                   2002        2001
--------------------------------------------------------------------------------
Cash provided from (used for):
Operating activities:
Net income ...........................................   $  29,817    $  18,506
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation and amortization ....................      22,492       24,661
    Deferred income taxes ............................        (365)       1,822

    Change in current assets and liabilities:
      Receivables ....................................     (22,496)     (27,774)
      Inventories ....................................      10,650      (18,907)
      Accounts payable and accrued expenses ..........      10,596       15,131
      Other current assets ...........................      (4,823)         900
    Other items - net ................................        (421)         394
                                                         ---------    ---------
          Total operating activities .................      45,450       14,733
Investing activities:
  Capital expenditures ...............................     (12,126)     (15,916)
  Acquisitions and investments in nonconsolidated
    companies ........................................     (17,235)     (14,989)
  Other - net ........................................       2,252           88
                                                         ---------    ---------
          Total investing activities .................     (27,109)     (30,817)
Financing activities:
  Short-term borrowings, net .........................       1,528        6,776
  Long-term repayments ...............................         (14)         (14)
  Dividends paid .....................................     (13,328)     (13,340)
  Common shares purchased ............................                  (20,026)
  Stock options exercised ............................       5,622       10,446
                                                         ---------    ---------
          Total financing activities .................      (6,192)     (16,158)
Effect of exchange rate changes on cash ..............         361       (1,734)
                                                         ---------    ---------
Net increase (decrease) in cash and short-term
  investments ........................................      12,510      (33,976)
Cash and short-term investments at beginning of period     189,095      145,937
                                                         ---------    ---------
Cash and short-term investments at end of period .....   $ 201,605    $ 111,961
                                                         =========    =========


Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                            ------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                  Amounts in thousands (except per share data)
                  --------------------------------------------
                                 March 31, 2002


1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and December 31, 2001, and the results of operations and cash flows for the applicable periods ended March 31, 2002 and 2001.

2. Net income per share is computed by dividing net income by average common shares outstanding during the period, including contingently issuable shares. Net income per diluted share includes the dilutive effect resulting from outstanding stock options and stock awards.

     Per share amounts are computed as follows:

                                                        Three Months Ended
                                                              March 31
                                                       --------------------
                                                          2002         2001
                                                       ---------- ---------
     Numerator:
       Net income available to common
         shareholders                                  $29,817      $18,506
                                                       =======      =======
     Denominator:

       Weighted average common shares
         outstanding                                    51,343       51,282

       Dilutive effect of stock options
         and awards                                        401          186
                                                       -------      -------
     Denominator for net income
         per share, diluted                             51,744       51,468
                                                       =======      =======

     Net income per share                              $  0.58      $  0.36
                                                       =======      =======
     Net income per share, diluted                     $  0.58      $  0.36
                                                       =======      =======

     Weighted average shares issuable upon the exercise of stock options which were excluded from the diluted earnings per share calculations because they were antidilutive were 1.0 million in 2002 and 2.5 million in 2001.

3. Total comprehensive income for the three-month periods ended March 31, 2002 and 2001 is comprised as follows:

                                                     Three Months Ended
                                                           March 31
                                                    ---------------------
                                                      2002         2001
                                                    ---------- ----------

      Net income                                    $ 29,817     $ 18,506
      Foreign currency translation adjustment         (3,028)     (13,598)
      Cumulative effect of accounting change                       (1,314)

      Unrealized gains (losses) - interest
       rate swaps                                        511         (609)
                                                    --------     --------
      Total comprehensive income                    $ 27,300     $  2,985
                                                    ========     ========

4. Beginning in 2002, the company reorganized its product lines into four principal operating segments: fluid technologies for transportation, fluid technologies for industry, advanced fluid systems and emulsified products. Accordingly, the segment information for prior years has been restated to conform to the current operating structure.

     Fluid technologies for transportation ("FTT")is comprised of additives for lubricating engine oils, such as for gasoline, diesel, marine and stationary gas engines and additive components; additives for driveline oils, such as automatic transmission fluids, gear oils and tractor lubricants; and additives for fuel products and refinery and oil field chemicals. In addition, this segment sells additive components and viscosity improvers within its lubricant and fuel additives product lines. The company's fluid technologies for transportation product lines are generally produced in shared manufacturing facilities and sold largely to a common customer base. Fluid technologies for industry ("FTI") includes industrial additives, such as additives for hydraulic, grease and metalworking fluids and compressor lubricants; and performance chemicals, such as additives for coatings and inks, defoamers and process chemicals. The company also operates several product lines that do not constitute reportable business segments. The results of these product lines have been aggregated into the "all other" segment, including advanced fluid systems, which is comprised of fluid metering devices, particulate emission trap devices, and FluiPak(TM) sensor systems; and Emulsified Products, or PuriNOx(TM) low-emissions diesel fuel.

     The company evaluates performance and allocates resources based on segment contribution income, defined as revenues less expenses directly identifiable to the product lines aggregated within each segment. In addition, the company allocates corporate research, testing, selling and administrative expenses, and excess production capacity costs, in arriving at segment operating profit before tax. The following table presents a summary of the company's reportable segments for the three months ended March 31, 2002 and 2001 based on the current reporting structure.

                                                           Three Months Ended
                                                                March 31
                                                      ---------------------------
                                                             2002            2001
                                                      -------------- ------------

      Revenues from external customers:
       Fluid technologies for transportation (FTT)    $   382,811     $   370,525
       Fluid technologies for industry (FTI)               78,873          77,906
       All other                                            5,828           6,218
                                                      -----------     -----------
        Total revenues                                $   467,512     $   454,649
                                                      ===========     ===========

      Segment contribution income(loss):
       Fluid technologies for transportation (FTT)    $    77,749     $    63,473
       Fluid technologies for industry (FTI)               15,835          11,422
       All other                                           (2,996)         (4,131)
                                                      -----------     -----------
        Total segment contribution income             $    90,588     $    70,764
                                                      ===========     ===========

      Segment operating profit(loss) before tax:
       Fluid technologies for transportation (FTT)    $    39,292     $    29,927
       Fluid technologies for industry (FTI)               10,047           7,174
       All other                                           (3,065)         (4,332)
                                                      -----------     -----------
        Total segment operating profit before tax          46,274          32,769

      Interest expense - net                               (3,678)         (4,515)
                                                      -----------     -----------
      Consolidated income before tax                  $    42,596     $    28,254
                                                      ===========     ===========

      Segment total assets:
       Fluid technologies for transportation (FTT)    $ 1,140,272     $ 1,160,844
       Fluid technologies for industry (FTI)              221,746         211,294
       All other                                           29,212          35,111
                                                      -----------     -----------
        Total segment assets                          $ 1,391,230     $ 1,407,249

      Corporate assets                                    329,657         257,132
                                                      -----------     -----------
      Total consolidated assets                       $ 1,720,887     $ 1,664,381
                                                      ===========     ===========

5. Effective January 1, 2002, the company began accounting for the investment in its India joint venture, Lubrizol India Private Limited ("LIPL"), through consolidation because an amendment to the joint venture agreement gave the company control as of that date. The company has ownership of 50% of the voting shares. The amended joint venture agreement grants the company the authority to appoint three of LIPL's six board directors and the unilateral and perpetual ability to appoint its managing director. Further, the amended joint venture agreement delegates to the managing director the authority to make all significant decisions to run the day-to-day business of LIPL. The company had previously accounted for its investment under the equity method of accounting because the company's joint venture partner held certain substantive participating rights, which were eliminated with the amendment to the joint venture agreement. The change to consolidate LIPL had the effect of increasing revenues and total cost and expenses by $13.7 million and $12.4 million, respectively, for the three months ended March 31, 2002. The change had no impact on net income.

6. Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and other intangibles determined to have indefinite lives will no longer be amortized, but will be tested for impairment upon adoption and annually thereafter.

     In connection with adopting SFAS 142, the company also reassessed the useful lives and the classification of our intangible assets. The major components of our identifiable intangible assets are technology, land use rights and trademarks. Excluding the trademarks, which are indefinite and will not be amortized, the intangible assets will continue to be amortized over the lives of the agreements, which range between five and forty years. The following table shows the components of our identifiable intangible assets as of March 31, 2002.

                                                                 As of March 31, 2002
                                                            -----------------------------
                                                              Gross
                                                             Carrying       Accumulated
                                                              Amount       Amortization
                                                            -----------------------------

       Amortized intangible assets:
         Technology                                          $ 30,095            $ 13,618
         Land use rights                                        6,990                 304
         Other                                                  2,458               1,004
                                                            ----------          ---------
          Total amortized intangible assets                    39,543              14,926
                                                            ----------          ---------

       Unamortized intangible assets:
         Trademarks                                             2,232                 383
                                                            ----------          ---------

       Total                                                 $ 41,775            $ 15,309
                                                            ==========          =========

     Amortization expense for intangible assets during the first quarter of 2002 was $.8 million and is estimated to be $3.8 million for 2002, which includes an estimate for amortization expense arising from intangibles purchased in the acquisition of Kabo Unlimited, Inc. in January 2002 and Chemron Corporation in April 2002. The company is currently in the process of allocating the purchase price for both of these acquisitions, so it is possible the amount of amortization may change once the purchase price allocation is complete. Excluding the impact of further acquisitions, estimated annual intangible amortization expense for each of the next four years should approximate $4.0 million per year.

     SFAS 142 provides for a six-month period from the date of adoption for the company to perform an assessment of potential impairment of goodwill. Any impairment identified upon adoption will be recognized as a cumulative effect of a change in accounting principle effective as of January 1, 2002. Subsequent impairment losses will be reflected in normal results of operation. The company is still in the process of evaluating whether or not any transitional goodwill impairment exists as of January 1, 2002. The carrying amount of goodwill as of March 31, 2002 by reporting segment is as follows:

                                      FTT         FTI      All Other      Total
                                    --------    --------   ---------    --------

      Balance, December 31, 2001    $ 42,685    $ 88,850    $  7,668    $139,203
        Goodwill acquired                          6,361           -       6,361
        Translation & other
          adjustments                    348           -           -         348
                                    --------    --------    --------    --------
      Balance, March 31, 2002       $ 43,033    $ 95,211    $  7,668    $145,912
                                    ========    ========    ========    ========

     In accordance with SFAS 142, the company discontinued the amortization of goodwill and trademarks effective January 1, 2002. Had the company been accounting for its goodwill under SFAS 142 for all periods presented, the company's net income and earnings per share would have been as follows:

                                                 Three Months Ended
                                                      March 31
                                              ------------------------
                                                  2002         2001
                                              ------------ -----------
      Reported net income                     $   29,817    $   18,506

      Add: Goodwill & trademark
           amortization, net of tax                    -         1,801
                                              ----------    ----------

      Pro forma adjusted net income           $   29,817    $   20,307
                                              ==========    ==========

      Reported net income per share           $     0.58    $     0.36

      Add:  Goodwill & trademark
           amortization, net of tax                    -          0.04
                                              ----------    ----------
      Pro forma adjusted basic and diluted
       net income per share                   $     0.58    $     0.40
                                              ==========    ==========

7. In June 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations," which will become effective for the company on January 1, 2003. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The amount recorded as a liability will be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The company has not determined the impact, if any, that SFAS 143 will have on its consolidated financial position or results of operations.

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


RESULTS OF OPERATIONS
---------------------

Our revenues increased in the first quarter of 2002 as compared with the first quarter of 2001, primarily due to higher shipment volume, the consolidation of Lubrizol India Private Limited ("LIPL") and the impact of an acquisition. Lower raw material costs combined with lower manufacturing costs, partially offset by lower average selling price, resulted in higher gross profit margins. A favorable increase in other income and a lower effective tax rate, partially offset by increased STAR (selling, testing, administrative and research) expenses resulted in increased net income in the first quarter of 2002 as compared to the first quarter of 2001.

We group our product lines into three reportable segments: fluid technologies for transportation, fluid technologies for industry and all other. Fluid technologies for transportation comprised approximately 82% of our consolidated revenues and 85% of our segment pre-tax operating profits for the first quarter of 2002. This discussion and analysis of our financial condition and results of operations is primarily focused upon the company as a whole, since we believe this provides the most appropriate understanding of our business. See Note 4 to the financial statements for additional financial disclosures by reporting segment.

Our consolidated revenues increased $12.9 million, or 3%, for the first quarter of 2002 compared with the same period in 2001. The primary factor causing the increase in revenues was a 9% increase in our shipment volume, partially offset by a 5% decline in average selling prices. Excluding acquisitions (the Kabo Unlimited, Inc. ("Kabo") acquisition and the consolidation of LIPL), shipment volume increased 4%, but was more than offset by lower average selling prices, the combination of which resulted in $3.8 million decrease in revenues. Fluid technologies for transportation revenues increased $12.3 million, or 3%, due to the consolidation of LIPL. Fluid technologies for industry revenues increased $1.0 million, or 1%, and the total of the all other segment decreased $.4 million, or 6%, in the first quarter of 2002 compared with the first quarter of 2001.

Changes in our shipment volume vary in different geographic areas. The following table shows our 2002 first quarter shipment volume by geographic area as well as the corresponding changes compared with first quarter 2001:

                                       1st Qtr
                                        2002              Increase
                                       Volume            (Decrease)
                                     -------------   -----------------

          North America                  42%                 9%
          Europe, Middle East            33%                 9%
          Asia-Pacific                   18%                20%
          Latin America                   7%               (16%)
                                     -------------
          Total                         100%                 9%

The increases in North America and Europe are due to the strengthening of our business with major customer accounts. Asia-Pacific volume increased 20% in total, but was down 2% excluding the consolidation of LIPL. The decline in ongoing Asian volume was primarily the result of lost business in Japan. Latin America, our smallest zone, was down 16% as the result of economic conditions, timing of orders and some business losses after the first quarter of 2001 due to price increases.

Our average additive selling price decreased 5% in the first quarter of 2002 compared with the first quarter of 2001. The combination of price and mix declined 3% from the first quarter along with 2% unfavorable currency effects, due mainly to the strength of the dollar against the euro and the yen. Sequentially, first quarter 2002 average additive selling price was 3% lower than the fourth quarter of 2001 due to a 2% decline in the combination of price and mix and 1% unfavorable currency effects.

Royalties and other revenues decreased $59 thousand, or 7%, primarily due to the consolidation of LIPL. Royalties from India are eliminated when reporting consolidated results.

Our cost of sales for the first quarter of 2002 decreased $3.5 million, or 1% ($17.8 million, or 6%, excluding acquisitions), compared with the first quarter of 2001, primarily because of a 9% decrease in average raw material cost and a 1% decrease in total manufacturing costs. The decrease in average raw material cost was primarily due to an 8% decline in raw material prices for our key petrochemical-based raw materials, along with some favorable currency effects. Sequentially, average raw material cost decreased 6% from the fourth quarter of 2001. We believe raw material costs may begin to increase in the second quarter of 2002, under pressure from rising crude oil costs. Unit manufacturing costs (manufacturing costs per metric ton sold) were down 9% for the first quarter of 2002 compared with the first quarter of 2001, primarily due to lower utility costs and higher shipment volume.

Gross profit (net sales less cost of sales) for the first quarter of 2002 increased $16.4 million, or 14% ($13.5 million, or 11%, excluding acquisitions), compared with the first quarter of 2001. The increase was primarily due to lower average raw material cost, higher shipment volume and lower manufacturing costs, partially offset by lower product selling prices and unfavorable currency effects. Fluid technologies for transportation gross profit increased $17.1 million, or 18%; fluid technologies for industry gross profit increased $1.5 million, or 6%; and the all other segment decreased $.4 million, or 28%, in the first quarter of 2002 compared with the first quarter of 2001. In calculating gross profit at the operating segment level, we exclude excess capacity from product costs.

Our gross profit percentage (gross profit divided by net sales) increased to 29.0% in the first quarter of 2002 compared to 26.2% in the first quarter of 2001 for the reasons stated above. Excluding the impact of the consolidation of LIPL, our gross profit percentage would have been 29.4%. Sequentially, the percentage increased from 27.5% in the fourth quarter of 2001.

Selling and administrative expenses increased by $4.0 million, or 9% ($3.2 million or 7% excluding acquisitions), for the first quarter of 2002 compared with the same period of 2001. The non-acquisition increase was primarily due to a $2.0 million accrual for the settlement of a contract claim related to an employee offsite personal injury, higher salary and employee benefit costs for existing businesses and incremental staffing and other costs associated with our strategy to expand into new markets.

Our research, testing and development expenses (technology expenses) increased $2.1 million, or 5% ($1.9 million, or 5%, excluding acquisitions), for the first quarter of 2002 compared with the same period in 2001. Research expenses increased because of high levels of platform development costs for the upcoming U.S. passenger car motor oil technical standard, GF-4. This upgrade is currently slated for commercial introduction in the third quarter of 2003 with mandatory use by the spring of 2004. We expect continued high levels of GF-4 research spending through the second quarter of 2002 followed by a shift to testing expense in the third and fourth quarters of 2002. In addition, we have begun testing programs for the next diesel engine oil specification, PC-9. Testing for the PC-9 diesel program should wind down in the second quarter of 2002, in time for formal product introduction in the third quarter of this year.

The change in other income (expense) favorably affected pre-tax income by $3.3 million for the first quarter of 2002 compared to the first quarter of 2001. Beginning in 2002, this line item no longer includes amortization of goodwill or equity income from the India joint venture. Goodwill amortization expense in the first quarter of 2001 was approximately $2.8 million. Equity income for LIPL in the first quarter of 2001 was $.7 million. The remaining variance was due to favorable translation gains and higher equity income of our Saudi Arabia and Mexico joint ventures.

Interest income decreased $.3 million for the first quarter of 2002 compared to the first quarter of 2001. Although there was a higher level of cash investments in the first quarter of 2002, this was more than offset by lower interest rates. Interest expense decreased $1.2 million for the first quarter of 2002 compared to the first quarter of 2001, also because of lower interest rates.

As a result of the above factors, our income before income taxes for the first quarter of 2002 increased 51% to $42.6 million, as compared to $28.3 million for the first quarter of 2001. Segment operating profit before tax, which excludes interest expense, increased $9.4 million, or 31%, for fluid technologies for transportation for the same reasons that caused the increase in consolidated gross profit described above. Segment operating profit before tax increased $2.9 million, or 40%, for fluid technologies for industry, due to some economic recovery in this segment's markets along with improved cost control. Approximately $1.5 million of the elimination of goodwill amortization in 2002 benefited this segment. The total segment operating loss before tax for the all other segment decreased $1.3 million, or 29%, in the first quarter of 2002 compared with the first quarter of 2001, primarily due to lower levels of equity losses and the elimination of goodwill amortization in 2002.

We had an effective tax rate of 30.0% for the first quarter of 2002, compared with 34.5% for the first quarter of 2001. The lower effective tax rate, which favorably impacted first quarter earnings by $.04 per share, was primarily due to the U.S. tax benefit from a charitable contribution of technology made in 2002 that did not occur in 2001, along with the elimination of book goodwill amortization pursuant to the new accounting standard.

Changes in currency exchange rates during the first quarter of 2002 had minimal effect on net income as compared with exchange rates in effect during 2001.

Primarily as a result of the above factors, our net income for the first quarter of 2002 increased 61% to 29.8 million ($.58 per share) compared with $18.5 million ($.36 per share) for the first quarter of 2001.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
------------------------------------------------

Cash provided from operating activities was $45.5 million for the first quarter of 2002 as compared with $14.7 million for the first quarter of 2001. The increase of $30.7 million in the first quarter of 2002 was primarily due to higher net income and a lower working capital build compared with the first quarter of 2001.

Our capital expenditures in the first three months of 2002 were $12.1 million as compared with $15.9 million for same period in 2001. The slow first quarter 2002 spending reflects timing of projects. We estimate capital spending for the full year 2002 will be in the range of $85 million to $90 million as compared with $66.3 million in 2001.

During the first quarter of 2002 we completed an acquisition for $17.2 million for Kabo Unlimited,Inc., which specializes in the development, manufacture and sale of antifoam and defoaming agents to the food, fermentation, mining and wastewater industries. Kabo's product lines expand the defoamer offering and capabilities of our fluid technologies for industry segment.

Our net debt to capitalization ratio at March 31, 2002 was 21.9%. Net debt is the total of short- and long-term debt, reduced by cash and short-term investments in excess of an assumed operating cash level of $40 million and excluding unrealized gains and losses on derivative instruments designated as fair value hedges of fixed rate debt. Capitalization is shareholders' equity plus net debt. Debt as a percent of capitalization, without adjusting for cash, was 32.4% at March 31, 2002.

Our share repurchase program has been suspended indefinitely as we are holding our financial resources in reserve for future acquisitions. Primarily as a result of these activities and the payment of dividends, our balance of cash and short-term investments increased $12.5 million at March 31, 2002 compared with December 31, 2001.

Our financial position remains strong with a ratio of current assets to current liabilities of 3.1 to 1 at March 31, 2002, an increase from 2.9 to 1 ratio at December 31, 2001. We believe our existing credit facilities, internally generated funds and ability to obtain additional financing, if desired, will be sufficient to meet our future capital needs, including acquisitions to expand into new and existing fluid technology markets.

CAUTIONARY STATEMENT FOR SAFE HARBOR PURPOSES
---------------------------------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These uncertainties and factors could cause our actual results to differ materially from those matters expressed in or implied by such forward-looking statements.

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

- the degree of competition resulting from lubricant additive industry over capacity;

- technology developments that affect longer-term trends for lubricant additives, such as improved equipment design, fuel economy, longer oil drain intervals, alternative fuel powered engines and emission system compatibility;

- the overall economic uncertainty and weak business environment within the global economy, which is affecting fluid technologies for industry in particular;

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

- our success in strengthening relationships and growing business with our largest customers, including those with affiliated lubricant additive companies, and retaining the business of our largest customers over extended time periods;

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

- the extent to which we achieve market acceptance of our PuriNOx(TM) low-emission, water-blend fuel product;

- significant changes in government regulations affecting environmental compliance.

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

      In the normal course of business, we use derivative financial instruments including interest rate swaps and foreign currency forward exchange contracts to manage our market risks. Our objective in managing our exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow and to lower our overall borrowing costs. Our objective in managing our exposure to changes in foreign currency exchange rates is to reduce volatility on our earnings and cash flow associated with such changes. Our principal currency exposures are in the major European currencies, the Japanese yen and certain Latin American currencies. We do not hold derivatives for trading purposes.

      A quantitative and qualitative discussion about our market risk is contained on page 23 of our 2001 Annual Report to our shareholders. There have been no material changes in the market risks faced by us since December 31, 2001.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

        (c) On January 17, 2002, 1,803 common shares were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Regulation S. The common shares were issued pursuant to an employee benefit plan to 21 employees of a wholly-owned Canadian subsidiary of the company.

            On February 5, 2002, 28 common shares were issued in a transaction exempt from registration under the Securities Act of 1933 pursuant to Regulation S. The common shares were issued pursuant to an employee benefit plan to an employee of a wholly-owned Canadian subsidiary of the company.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits

            (10)(l)* The Lubrizol Corporation Executive Council Deferred
                     Compensation Plan, as amended.

            * Indicates management contract or compensatory plan or arrangement.



        (b) Reports on Form 8-K

            There were no reports on Form 8-K filed during the three months ended March 31, 2002.



                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE LUBRIZOL CORPORATION


                                        /s/John R. Ahern
                                    ------------------------------------
                                    John R. Ahern
                                    Chief Accounting Officer and
                                      Duly Authorized Signatory of
                                      The Lubrizol Corporation
Date:  May 6, 2002