Form 10-Q
period 2002-06-30
LUBRIZOL CORP
filed 2002-08-02
CIK 60751

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                    Yes   [ X ]         No   [   ]

Number of the registrant's common shares, without par value, outstanding, as of June 30, 2002: 51,438,557.

                         PART I. FINANCIAL INFORMATION
                         -----------------------------
                          Item 1 Financial Statements
                          ---------------------------
                            THE LUBRIZOL CORPORATION
                            ------------------------

CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------
                                                                 June 30          December 31
(In Thousands of Dollars)                                         2002               2001
---------------------------------------------------------------------------------------------
ASSETS
------
Cash and short-term investments ........................     $   208,934         $   189,095
Receivables ............................................         323,419             279,013
Inventories:
  Finished products ....................................         131,192             124,503
  Products in process ..................................          62,109              48,859
  Raw materials ........................................          73,486              64,504
  Supplies and engine test parts .......................          18,285              16,744
                                                             -----------         -----------
                                                                 285,072             254,610
                                                             -----------         -----------
Other current assets ...................................          39,280              34,006
                                                             -----------         -----------
                    Total current assets ...............         856,705             756,724
Property and equipment - net ...........................         674,842             644,281
Goodwill and intangible assets - net ...................         203,276             166,558
Investments in nonconsolidated companies ...............           7,892              30,915
Other assets ...........................................          69,612              63,841
                                                             -----------         -----------
                         TOTAL .........................     $ 1,812,327         $ 1,662,319
                                                             ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Short-term debt and current portion of long-term debt ..     $    10,994         $     9,120
Accounts payable .......................................         157,785             129,833
Accrued expenses and other current liabilities .........         132,152             120,261
                                                             -----------         -----------
                    Total current liabilities ..........         300,931             259,214
                                                             -----------         -----------
Long-term debt .........................................         392,320             388,111
Postretirement health care obligation ..................          98,002              97,878
Noncurrent liabilities .................................          58,826              55,140
Deferred income taxes ..................................          58,157              56,207
                                                             -----------         -----------
                    Total liabilities ..................         908,236             856,550
                                                             -----------         -----------

Minority interest in consolidated companies ............          53,501              32,577
Contingencies and commitments
Shareholders' equity:
  Preferred stock without par value - authorized
    and unissued:
      Serial Preferred Stock - 2,000,000 shares
      Serial Preference Shares - 25,000,000 shares
  Common shares without par value:
    Authorized 120,000,000 shares
    Outstanding - 51,438,557 shares as of June 30,
      2002 after deducting 34,757,337 treasury
      shares, 51,152,107 shares as of December 31,
      2001 after deducting 35,043,787 treasury shares ..         118,301             109,692
  Retained earnings ....................................         806,497             763,312
  Accumulated other comprehensive loss .................         (74,208)            (99,812)
                                                             -----------         -----------
                    Total shareholders' equity .........         850,590             773,192
                                                             -----------         -----------
                         TOTAL .........................     $ 1,812,327         $ 1,662,319
                                                             ===========         ===========


Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                            ------------------------

CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------------------------------------------------------------------------------------
                                                           Second Quarter                       Six Month
                                                            Ended June 30                  Period Ended June 30
                                                   -----------------------------  -----------------------------------
(In Thousands Except Per Share Data)                    2002              2001             2002               2001
---------------------------------------------------------------------------------------------------------------------

Net sales ...................................        $ 507,505         $ 485,928         $ 974,218         $ 939,719

Royalties and other revenues ................              879             1,856             1,678             2,714
                                                     ---------         ---------         ---------         ---------

          Total revenues ....................          508,384           487,784           975,896           942,433

Cost of sales ...............................          361,770           350,002           692,980           684,684

Selling and administrative expenses .........           48,427            44,074            97,170            88,800

Research, testing and development expenses ..           41,334            38,876            81,900            77,361
                                                     ---------         ---------         ---------         ---------
          Total cost and expenses ...........          451,531           432,952           872,050           850,845

Other expense - net .........................           (3,323)           (3,807)           (4,042)           (7,794)

Interest income .............................            1,500             1,293             3,209             3,332

Interest expense ............................           (5,763)           (6,179)          (11,150)          (12,733)
                                                     ---------         ---------         ---------         ---------

Income before income taxes and cumulative
 effect of change in accounting principle ...           49,267            46,139            91,863            74,393

Provision for income taxes ..................           14,780            14,124            27,559            23,872
                                                     ---------         ---------         ---------         ---------

Income before cumulative effect of change in
 accounting principle .......................           34,487            32,015            64,304            50,521

Cumulative effect of change in accounting
 principle ..................................                -                 -            (7,785)                -
                                                     ---------         ---------         ---------         ---------
Net income ..................................        $  34,487         $  32,015         $  56,519         $  50,521
                                                     =========         =========         =========         =========

Net income per share:

 Income before cumulative effect of change
  in accounting principle ...................        $    0.67         $    0.63         $    1.25         $    0.99

 Cumulative effect of change in accounting
  principle .................................                -                 -             (0.15)                -
                                                     ---------         ---------         ---------         ---------
Net income per share ........................        $    0.67         $    0.63         $    1.10         $    0.99
                                                     =========         =========         =========         =========

Fully diluted net income per share:
 Income before cumulative effect of change
  in accounting principle ...................        $    0.66         $    0.62         $    1.24         $    0.98

 Cumulative effect of change in accounting
  principle .................................                -                 -             (0.15)                -
                                                     ---------         ---------         ---------         ---------
Net income per share, diluted ...............        $    0.66         $    0.62         $    1.09         $    0.98
                                                     =========         =========         =========         =========

Dividends per share .........................        $    0.26         $    0.26         $    0.52         $    0.52
                                                     =========         =========         =========         =========

Weighted average common shares outstanding ..           51,512            51,205            51,428            51,243
                                                     =========         =========         =========         =========

Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                            ------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------
                                                                         Six Month
                                                                   Period Ended June 30
                                                             -----------------------------
(In Thousands of Dollars)                                         2002              2001
------------------------------------------------------------------------------------------
Cash provided from (used for):
Operating activities:
Net income .................................................   $  56,519         $  50,521
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation and amortization ..........................      46,469            49,214
    Deferred income taxes ..................................        (616)            2,110
    Cumulative effect of change in accounting principle ....       7,785                 -

    Change in current assets and liabilities:
      Receivables ..........................................      (9,466)          (53,586)
      Inventories ..........................................        (164)           (5,751)
      Accounts payable and accrued expenses ................      28,829            13,296
      Other current assets .................................      (3,294)            2,941
    Other items - net ......................................       2,304             4,162
                                                               ---------         ---------
          Total operating activities .......................     128,366            62,907
Investing activities:
  Capital expenditures .....................................     (29,291)          (33,627)
  Acquisitions and investments in nonconsolidated
    companies ..............................................     (69,438)          (14,989)
  Other - net ..............................................       2,604                81
                                                               ---------         ---------
          Total investing activities .......................     (96,125)          (48,535)
Financing activities:
  Short-term borrowings, net of repayments .................       1,286             6,957
  Long-term repayments .....................................      (1,128)           (2,025)
  Dividends paid ...........................................     (26,662)          (26,642)
  Common shares purchased ..................................           -           (30,039)
  Stock options exercised ..................................       7,916            14,438
                                                               ---------         ---------
          Total financing activities .......................     (18,588)          (37,311)
Effect of exchange rate changes on cash ....................       6,186            (3,747)
                                                               ---------         ---------
Net increase (decrease) in cash and short-term
  investments ..............................................      19,839           (26,686)
Cash and short-term investments at beginning of period .....     189,095           145,937
                                                               ---------         ---------
Cash and short-term investments at end of period ...........   $ 208,934         $ 119,251
                                                               =========         =========


Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                            ------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                  Amounts in thousands (except per share data)
                  --------------------------------------------
                                 June 30, 2002



1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and December 31, 2001, and the results of operations and cash flows for the applicable periods ended June 30, 2002 and 2001.

2. Net income per share is computed by dividing net income by average common shares outstanding during the period, including contingently issuable shares. Net income per diluted share includes the dilutive effect resulting from outstanding stock options and stock awards.

     Per share amounts are computed as follows:

                                       Second Quarter Ended   Six Month Period Ended
                                              June 30                 June 30
                                       --------------------   ----------------------
                                          2002       2001         2002        2001
                                       --------------------   ----------------------
     Numerator:
       Net income before cumulative
         effect of change in
         accounting principle           $34,487    $32,015    $   64,304     $50,521

       Cumulative effect of change
         in accounting principle              -          -        (7,785)          -
                                        -------    -------    ----------     -------
       Net income available to
         common shareholders            $34,487    $32,015    $   56,519     $50,521
                                        =======    =======    ==========     =======
     Denominator:

       Weighted average common
         shares outstanding              51,512     51,205        51,428      51,243

       Dilutive effect of stock
         options and awards                 396        246           399         216
                                        -------    -------    ----------     -------

       Denominator for net income
         per share, diluted              51,908     51,451        51,827      51,459
                                        =======    =======    ==========     =======

     Net Income Per Share:

       Net income before cumulative
         effect of change in
         accounting principle           $   .67    $   .63    $     1.25     $   .99

       Cumulative effect of change
         in accounting principle              -          -          (.15)          -
                                        -------    -------    ----------     -------
       Net income per share             $   .67    $   .63    $     1.10     $   .99
                                        =======    =======    ==========     =======

     Diluted Net Income Per Share:
       Net income before cumulative
         effect of change in
         accounting principle           $   .66    $   .62    $     1.24     $   .98

       Cumulative effect of change
         in accounting principle              -          -          (.15)          -
                                        -------    -------    ----------     -------

       Net income per share, diluted    $   .66    $   .62    $     1.09     $   .98
                                        =======    =======    ==========     =======

                            THE LUBRIZOL CORPORATION
                            ------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                  Amounts in thousands (except per share data)
                  --------------------------------------------
                                 June 30, 2002


     Weighted average shares issuable upon the exercise of stock options which were excluded from the diluted earnings per share calculations because they were antidilutive for the three- and six-month periods ended June 30, 2002 were .9 million and 1.0 million, respectively, and for the three- and six-month periods ended June 30, 2001 were 1.9 million and 2.2 million, respectively.


3. Total comprehensive income for the three- and six-month periods ended June 30, 2002 and 2001 is comprised as follows:

                                     Second Quarter Ended      Six Month Period Ended
                                             June 30                   June 30
                                     ---------------------     ----------------------
                                       2002         2001         2002         2001
                                     --------     --------     --------     ---------
     Net income                      $ 34,487     $ 32,015     $ 56,519     $ 50,521
     Foreign currency translation
       adjustment                      28,753       (6,746)      25,725      (20,344)
     Cumulative effect of
       accounting change                    -            -            -       (1,314)
     Unrealized gains (losses)
       interest rate swaps               (632)         253         (121)        (356)
                                     --------     --------     --------     --------
     Total comprehensive income      $ 62,608     $ 25,522     $ 82,123     $ 28,507
                                     ========     ========     ========     ========

4. Beginning in 2002, the company reorganized its product lines into four principal operating segments: fluid technologies for transportation, fluid technologies for industry, advanced fluid systems and emulsified products. Accordingly, the segment information for prior years has been restated to conform to the current operating structure.

     Fluid technologies for transportation (FTT) is comprised of additives for lubricating engine oils, such as gasoline, diesel, marine and stationary gas engines and additive components; additives for driveline oils, such as automatic transmission fluids, gear oils and tractor lubricants; and additives for fuel products and refinery and oil field chemicals. In addition, this segment sells additive components and viscosity improvers within its lubricant and fuel additives product lines. The company's fluid technologies for transportation product lines are generally produced in shared manufacturing facilities and sold largely to a common customer base. Fluid technologies for industry (FTI) includes industrial additives, such as additives for hydraulic, grease and metalworking fluids and compressor lubricants; and performance chemicals, such as additives for coatings and inks, defoamers and process chemicals. The advanced fluid systems and emulsified products operating segments do not constitute reportable business segments. The results of these two operating segments have been aggregated into the all other segment. Advanced fluid systems is comprised of fluid metering devices, particulate emission trap devices, and FluiPak(TM) sensor systems, and emulsified products is comprised of PuriNOx(TM) low-emissions diesel fuel.

     The company evaluates performance and allocates resources based on segment contribution income, defined as revenues less expenses directly identifiable to the product lines aggregated within each segment.

                            THE LUBRIZOL CORPORATION
                            ------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                  Amounts in thousands (except per share data)
                  --------------------------------------------
                                 June 30, 2002


     In addition, the company allocates corporate research, testing, selling and administrative expenses, and excess production capacity costs in arriving at segment operating profit before tax. The following table presents a summary of the company's reportable segments for the three- and six-month periods ended June 30, 2002 and 2001 based on the current reporting structure.

                                                Second Quarter Ended                  Six Month Period Ended
                                                       June 30                               June 30
                                          ------------------------------          -----------------------------
                                                2002             2001                  2002             2001
                                          ------------------------------          -----------------------------
   Revenues from external customers:
    FTT                                    $  404,329        $  405,779            $  787,140        $  776,304
    FTI                                        97,836            76,130               176,709           154,036
    All other                                   6,219             5,875                12,047            12,093
                                          -----------       -----------           -----------       -----------
     Total revenues                        $  508,384        $  487,784            $  975,896        $  942,433
                                          ===========       ===========           ===========       ===========

   Segment contribution income(loss):
    FTT                                    $   81,372        $   79,536            $  159,121        $  143,009
    FTI                                        18,538            12,754                34,373            24,176
    All other                                  (1,932)           (4,227)               (4,928)           (8,358)
                                          -----------       -----------           -----------       -----------
     Total segment
      contribution income                  $   97,978        $   88,063            $  188,566        $  158,827
                                          ===========        ==========            ==========        ==========

   Segment operating
    profit(loss) before tax:
    FTT                                    $   42,425        $   46,533            $   81,717        $   76,460
    FTI                                        13,314             8,809                23,361            15,983
    All other                                  (2,209)           (4,317)               (5,274)           (8,649)
                                          -----------       -----------           -----------       -----------
     Total segment operating
      profit before tax                        53,530            51,025                99,804            83,794

   Interest expense - net                      (4,263)           (4,886)               (7,941)           (9,401)
                                          -----------       -----------           -----------       -----------
    Consolidated income before
    tax and cumulative effect
    of an accounting change                $   49,267        $   46,139            $   91,863        $   74,393
                                          ===========       ===========           ===========       ===========

   Segment total assets:
    FTT                                    $1,159,734        $1,157,591
    FTI                                       289,428           211,004
    All other                                  22,473            34,348
                                          -----------       -----------
     Total segment assets                  $1,471,635        $1,402,943
   Corporate assets                           340,692           258,672
                                          -----------       -----------
   Total consolidated assets               $1,812,327        $1,661,615
                                          ===========       ===========

                            THE LUBRIZOL CORPORATION
                            ------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                  Amounts in thousands (except per share data)
                  --------------------------------------------
                                 June 30, 2002


5. Effective January 1, 2002, the company began accounting for the investment in its India joint venture, Lubrizol India Private Limited (LIPL), through consolidation because an amendment to the joint venture agreement gave the company control as of that date. The company has ownership of 50% of the voting shares. The amended joint venture agreement grants the company the authority to appoint three of LIPL's six board directors and the unilateral and perpetual ability to appoint its managing director. Further, the amended joint venture agreement delegates to the managing director the authority to make all significant decisions to run the day-to-day business of LIPL. The company had previously accounted for its investment under the equity method of accounting because the company's joint venture partner held certain substantive participating rights, which were eliminated with the amendment to the joint venture agreement. The change to consolidate LIPL had the effect of increasing revenues and total cost and expenses by $11.8 million and $9.9 million, respectively, for the three month period ended June 30, 2002 and by $25.2 million and $22.3 million, respectively, for the six month period ended June 30, 2002. The change had no impact on net income.

6. Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and other intangibles determined to have indefinite lives will no longer be amortized but will be tested for impairment upon adoption and at least annually thereafter.

    In connection with adopting SFAS 142, the company also reassessed the useful lives and the classification of its intangible assets. The major components of the identifiable intangible assets are technology, land use rights and trademarks. Excluding the non-amortized trademarks, which are indefinite and will not be amortized, the intangible assets will continue to be amortized over the lives of the agreements, which range between five and forty years. The following table shows the components of identifiable intangible assets as of June 30, 2002 and December 31, 2001.


                                        As of June 30, 2002                    As of December 31, 2001
                                    ----------------------------            ----------------------------
                                        Gross                                  Gross
                                     Carrying        Accumulated            Carrying         Accumulated
                                       Amount       Amortization              Amount        Amortization
                                   ----------       ------------          ----------        ------------
Amortized intangible assets:
  Technology                         $ 30,095          $  14,207            $ 30,095           $  12,973
  Land use rights                       6,990                287               6,990                 202
  Chemron acquisition
   estimate                            11,683                240
  Trademarks                            2,211                561               2,211                 378
  Other                                 2,456              1,003               2,495                 969
                                   ----------        -----------          ----------          ----------
   Total amortized
     intangible assets                 53,435             16,298              41,791              14,522

Non-amortized trademarks                   21                  5                  21                   5
                                   ----------        -----------          ----------          ----------
   Total                             $ 53,456          $  16,303            $ 41,812           $  14,527
                                   ==========        ===========          ==========          ==========

                            THE LUBRIZOL CORPORATION
                            ------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                  Amounts in thousands (except per share data)
                  --------------------------------------------
                                 June 30, 2002


     Amortization expense for intangible assets for the three- and six-month periods ended June 30, 2002 was $1.0 million and $1.8 million, respectively, and for the three- and six-month periods ended June 30, 2001 was $.8 million and $1.6 million, respectively. Amortization expense for the full year 2002 is estimated to be approximately $4.0 million, which includes an estimate for amortization expense arising from intangibles purchased in the acquisition of Kabo Unlimited, Inc. in January 2002 and Chemron Corporation in April 2002. The company is currently in the process of allocating the purchase price for both of these acquisitions, so it is possible the amount of amortization may change once the purchase price allocation is complete. Excluding the impact of further acquisitions, estimated annual intangible amortization expense for each of the next four years should approximate $4.3 million per year.

     SFAS 142 provides for a six month period from the date of adoption for the company to perform an assessment of potential impairment of goodwill. Any impairment identified upon adoption is to be recognized as a cumulative effect of a change in accounting principle effective as of January 1, 2002. Goodwill is tested for impairment at the reporting unit level. The company has determined the reporting units will be the same as its four operating segments, since the component businesses have similar economic characteristics and can thus be combined under the aggregation rules. The company determined the carrying value of each operating segment by assigning the company's assets and liabilities to them, including existing goodwill, as of January 1, 2002. The company then determined the implied fair value of each operating segment by using a combination of discounted cash flow analysis and terminal value calculations. The fair value of each operating segment was compared to its carrying value to determine if there was an indication of impairment. This evaluation indicated that goodwill recorded in the advanced fluid systems operating segment was impaired as of January 1, 2002. The economic conditions at the time of impairment testing, including declining revenues, reduced the estimated future expected performance of this operating segment, which includes the small equipment businesses the company acquired in fluid metering and particulate traps. Accordingly, the company recognized a transitional impairment charge of $7.8 million retroactive to January 1, 2002 in the all other reporting segment, which includes advanced fluid systems. This is a non-cash charge and was recorded as a cumulative effect of a change in accounting principle on the Consolidated Statement of Income for the six month period ended June 30, 2002. SFAS 142 also requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting segment below its carrying amount. The company has elected to perform its annual tests for potential goodwill impairment as of October 1st of each year. Subsequent impairment losses, if any, will be reflected in income from continuing operations. The carrying amount of goodwill by reporting segment is as follows:

                                       FTT          FTI       All Other       Total
                                    ---------    ---------    ---------     ---------
      Balance, December 31, 2001    $  42,755    $  88,850    $   7,668     $ 139,273
        Goodwill acquired
          estimate                          -       31,706            -        31,706
        Transitional impairment
          charge                            -            -       (7,785)       (7,785)

        Translation & other
          adjustments                   2,812            -          117         2,929

                                    ---------    ---------    ---------     ---------
      Balance, June 30, 2002        $  45,567    $ 120,556    $       -     $ 166,123
                                    =========    =========    =========     =========

                            THE LUBRIZOL CORPORATION
                            ------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                  Amounts in thousands (except per share data)
                  --------------------------------------------
                                 June 30, 2002

In accordance with SFAS 142, the company discontinued the amortization of goodwill and certain trademarks effective January 1, 2002. The following table reconciles the company's net income and earnings per share for the three- and six-month periods ended June 30, 2002 and 2001. The prior year results have been adjusted to exclude goodwill amortization expense. Current period results include an adjustment for the cumulative effect of a change in accounting principle for the transitional impairment loss under SFAS 142 and are presented for comparative purposes.

                                     Second Quarter Ended          Six Months Ended
                                           June 30                     June 30
                                  ------------------------    ------------------------
                                     2002          2001          2002          2001
                                  ----------    ----------    ----------    ----------
Reported net income               $   34,487    $   32,015    $   56,519    $   50,521
Add:  Goodwill & trademark
      amortization, net of tax             -         1,932             -         3,733

      Cumulative effect of a
      change in accounting
      principle                            -             -         7,785             -
                                  ----------    ----------    ----------    ----------

Pro forma adjusted net income     $   34,487    $   33,947    $   64,304    $   54,254
                                  ==========    ==========    ==========    ==========

Reported net income per share     $      .67    $      .63    $     1.10    $      .99

Add:  Goodwill & trademark
      amortization, net of tax             -           .04             -           .07

      Cumulative effect of a
      change in accounting
      principle                            -             -           .15             -
                                  ----------    ----------    ----------    ----------

Pro forma adjusted net income
  per share                       $      .67    $      .67    $     1.25    $     1.06
                                  ==========    ==========    ==========    ==========

Reported net income per share,
  diluted                         $      .66    $      .62    $     1.09    $     0.98

Add:  Goodwill & trademark
      amortization, net of tax             -           .04             -           .07

      Cumulative effect of a
      change in accounting
      principle                            -             -           .15             -
                                  ----------    ----------    ----------    ----------

Pro forma adjusted net income
  per share, diluted              $     0.66    $     0.66    $     1.24    $     1.05
                                  ==========    ==========    ==========    ==========

                            THE LUBRIZOL CORPORATION
                            ------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                  Amounts in thousands (except per share data)
                  --------------------------------------------
                                  June 30, 2002

7. In June 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations," which will become effective for the company on January 1, 2003. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The amount recorded as a liability will be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The company has not determined the impact, if any, that SFAS 143 will have on its consolidated financial position or results of operations.

8. On July 24, 2002 the company terminated its interest rate swap agreements expiring December 2008, which converted fixed rate interest on $100 million of 5.875% debentures to a variable rate. In terminating the swaps, the company received cash of $18.1 million, which will be amortized as a reduction of interest expense through December 1, 2008, the due date of the underlying debt. The interest rate swaps were designated as fair value hedges under the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, the $14.5 million fair value of the swaps at June 30, 2002 was recorded as an increase in noncurrent assets and the carrying value of the underlying debt was adjusted by an equal amount.

                            THE LUBRIZOL CORPORATION
                            ------------------------

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------


RESULTS OF OPERATIONS
---------------------

We achieved record consolidated revenues in the second quarter of 2002, primarily due to higher shipment volume from the consolidation of Lubrizol India Private Limited (LIPL) and the favorable impact of acquisitions of Chemron Corporation (Chemron) and Kabo Unlimited, Inc. (Kabo). Lower average raw material cost combined with lower per-unit manufacturing cost (manufacturing costs per metric ton sold), partially offset by lower average selling price, resulted in higher gross profit margin in the second quarter of 2002 compared with the same period in 2001. The increased margin, elimination of goodwill amortization and a lower effective tax rate, partially offset by increased STAR (selling, testing, administrative and research) expenses resulted in increased net income in the second quarter of 2002 compared with the same period in 2001.

We group our product lines into three reportable segments: fluid technologies for transportation, fluid technologies for industry and all other, which is comprised of advanced fluid systems and emulsified products. Fluid technologies for transportation comprised approximately 81% of our consolidated revenues and 82% of our segment pre-tax operating profits for the first six months of 2002. This discussion and analysis of our financial condition and results of operations is primarily focused upon the company as a whole, since we believe this provides the most appropriate understanding of our business. See Note 4 to the financial statements for additional financial disclosures by reporting segment.

Our consolidated revenues increased $20.6 million, or 4%, in the second quarter of 2002 compared with the same period in 2001 and increased $33.5 million, or 4%, in the first half of 2002 compared with 2001. The primary factor causing the increase in revenues for both the 2002 second quarter and the first half of 2002 compared with the same periods in 2001 was a 9% increase in our shipment volume, partially offset by a 5% decline in average selling price. Excluding acquisitions, which include Kabo, Chemron, and the consolidation of LIPL, shipment volume increased 1% for the second quarter and 3% for the first half of 2002, compared with the same periods in 2001. Lower average selling price more than offset the higher volume, resulting in decreased revenues, excluding acquisitions and the consolidation of LIPL, of $6.3 million, or 1%, in the second quarter of 2002 and $9.6, or 1%, in the first half of 2002, compared with the same periods in the prior year.

Fluid technologies for transportation (FTT) revenues decreased $1.5 million, or less than 1%, in the second quarter of 2002 and increased $10.8 million, or 1%, in the first half of 2002, compared with the same periods in 2001. The increase in the first half of 2002 is primarily due to the consolidation of LIPL. Fluid technologies for industry (FTI) revenues increased $21.7 million, or 29%, in the second quarter of 2002 and $22.7 million, or 15%, in the first half of 2002 compared with the same periods in 2001. The increase in revenues for the FTI segment is primarily due to the Chemron and Kabo acquisitions, along with growth in the other FTI businesses. The revenues of the all other segment increased $.3 million, or 6%, in the second quarter of 2002 and were almost even in the first half of 2002, compared with the same periods in 2001.

Changes in our shipment volume vary by geographic area. The following table shows our second quarter 2002 and first half 2002 shipment volume by geographic area as well as the corresponding changes compared with same periods in 2001.

                            THE LUBRIZOL CORPORATION
                            ------------------------

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------

                                       2nd Quarter                         Year-to-date
                                          2002          Increase               2002           Increase
                                         Volume        (Decrease)             Volume         (Decrease)
                                      ------------    ------------        -------------     ------------

    North America                          46%              23%                44%               16%
    Europe, Middle East                    28%               3%                30%                6%
    Asia-Pacific                           20%              (1%)               20%                7%
    Latin America                           6%              (8%)                6%              (12%)
                                      ------------                       -------------
    Total                                 100%               9%               100%                9%

The increases in North America and Europe are due to strengthening of our business with major customer accounts and the acquisitions of Chemron and Kabo. Asia-Pacific volume increased 20% in the first quarter of 2002 but declined 1% in the second quarter of 2002, compared with the same periods in 2001, resulting in a 7% increase in the first six months of 2002 compared with the same period in 2001. Asia-Pacific volume, excluding the consolidation of LIPL, decreased 13% in the second quarter and 8% in the first half of 2002. The decline in ongoing Asian volume was primarily the result of business lost in Japan in mid-2001 and the weak business environment and competitive intensity in Asia. Latin America, our smallest zone, experienced volume declines as the result of economic conditions, timing of orders and some business losses after the first quarter of 2001 due to price increases.

Our average selling price decreased 5% in both the second quarter of 2002 and for the first half of 2002, compared with the same periods in 2001. In the second quarter of 2002, the combination of price and product mix declined 5% from the second quarter of 2001 with minimal currency effects. In the first half of 2002, the combination of price and product mix declined 4% along with 1% unfavorable currency effects, due mainly to the strength of the dollar against the euro and the yen during the first quarter of 2002. Sequentially, second quarter 2002 average selling price was 2% lower than the first quarter of 2002. The combination of price and product mix lowered selling price 3%, but was partially offset by a 1% favorable currency impact. The Chemron acquisition contributed to the sequential decrease in average selling price due to its lower priced product mix.

Royalties and other revenues decreased $1 million in both the second quarter of 2002 and the first six months of 2002, compared with the same periods in 2001. The decrease is primarily due to the consolidation of LIPL, effective January 1, 2002, as royalties from India are eliminated when reporting consolidated results. The second quarter of 2001 also included some one-time royalties.

Our cost of sales for the second quarter of 2002 increased $11.8 million, or 3% ($10.2 million, or 3%, decrease excluding acquisitions and the consolidation of LIPL), compared with the second quarter of 2001, primarily because of higher volume and a 7% increase in total manufacturing costs that was partially offset by a 7% decline in average raw material cost. Excluding acquisitions and the consolidation of LIPL, manufacturing costs were almost even with the second quarter of 2001. In the first half of 2002, our cost of sales increased $8.3 million, or 1% ($27.9 million, or 4%, decrease excluding acquisitions), compared with 2001 due to higher volume and 3% higher manufacturing costs associated with acquisitions, partially offset by an 8% decrease in average raw material cost. Excluding acquisitions and the consolidation of LIPL, manufacturing costs were down $4.9 million, or 3%, in the first half of 2002 compared with 2001. All of

                            THE LUBRIZOL CORPORATION
                            ------------------------

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------

the decline in average raw material cost in the second quarter and most of the decline for the first half of 2002, compared with the same periods in 2001, was caused by lower raw material prices and product mix changes. The remainder of the decline for the first half of 2002 was caused by currency. Sequentially, average raw material cost continued to decline and was down 1% from the first quarter of 2002 and 7% from the fourth quarter of 2001. We expect raw material prices to increase in the third quarter, under pressure from rising crude oil prices, and estimate an increase of approximately 3% by year-end. Unit manufacturing cost was down 2% for the second quarter of 2002 and down 6% for the first half of 2002, compared with the same periods of 2001, primarily due to productivity improvements and lower utility costs.

Gross profit (net sales less cost of sales) increased $9.8 million, or 7% ($4.3 million, or 3%, excluding acquisitions and the consolidation of LIPL), in the second quarter of 2002 and increased $26.2 million, or 10% ($17.8 million, or 7%, excluding acquisitions and the consolidation of LIPL), in the first half of 2002, compared with the same periods in 2001. The increase was primarily due to the favorable impact of acquisitions, ongoing higher shipment volume, lower average raw material cost and lower unit manufacturing cost, partially offset by lower average selling price. Fluid technologies for transportation gross profit increased $4.4 million, or 4%; fluid technologies for industry gross profit increased $5.9 million, or 22%; and the all other segment gross profit increased $.7 million, or 78%, in the second quarter of 2002 compared with the second quarter of 2001. In the first half of 2002, fluid technologies for transportation gross profit increased $21.5 million, or 10%; fluid technologies for industry gross profit increased $7.4 million, or 14%; and the all other segment gross profit increased $.3 million, or 10%, compared with the first half of 2001. In calculating gross profit at the reporting segment level for internal management reporting, we exclude excess production capacity from product costs.

Our gross profit percentage (gross profit divided by net sales) increased to 28.7% in the second quarter of 2002 compared with 28.0% in the second quarter of 2001 for the reasons stated above. In the first half of 2002, our gross profit percentage increased to 28.9% compared with 27.1% in the first half of 2001. Excluding the impact of the consolidation of LIPL and acquisitions, our gross profit percentage would have been 29.2% in the second quarter of 2002 and 29.3% in the first half of 2002. Sequentially, the gross profit percentage has declined slightly from 29.0% in the first quarter of 2002.

Selling and administrative expenses increased $4.4 million, or 10% ($3.2 million or 7% excluding acquisitions and the consolidation of LIPL), for the second quarter of 2002 and increased $8.4 million, or 9% ($6.4 million, or 7%, excluding acquisitions and the consolidation of LIPL), in the first half of 2002 compared with the same periods in 2001. Excluding acquisitions, the increase for both the second quarter and first half of 2002 was primarily due to higher salary and employee benefit costs for existing businesses and incremental staffing and other costs associated with our strategy to expand into new markets. In addition, the first quarter of 2002 included a $2.0 million accrual for a contract claim related to an employee offsite personal injury.

Our research, testing and development expenses (technology expenses) increased $2.5 million, or 6% ($2.3 million, or 6%, excluding acquisitions and the consolidation of LIPL), for the second quarter of 2002 and increased $4.5 million, or 6% ($4.2 million, or 5%, excluding acquisitions and the consolidation of LIPL), in the first half of 2002 compared with the same periods in 2001. Research expenses increased because of high levels

                            THE LUBRIZOL CORPORATION
                            ------------------------

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------

of platform development costs for the upcoming U.S. passenger car motor oil technical standard, GF-4. This upgrade was originally slated for commercial introduction in the third quarter of 2003, but the commercial introduction is now expected to be delayed one year to late 2004. As a result, spending for GF-4 research will proceed at a slower pace during 2002 and testing will be delayed to 2003. In addition, continued testing programs for the next diesel engine oil specification, PC-9, are expected to decline, prior to formal product introduction in the third quarter of this year. We expect technology expense in the second half of 2002 to be lower than the first half.

The change in other income (expense) favorably affected pre-tax income by $.5 million in the second quarter of 2002 and by $3.8 million in the first half of 2002 compared with the same periods in 2001. Beginning in 2002, this line item no longer includes amortization of goodwill or equity income from LIPL. Goodwill amortization expense was approximately $1.9 million in the second quarter of 2001 and $3.7 million in the first half of 2001. Equity income for LIPL was $.4 million in the second quarter of 2001 and $1.1 million for the first half of 2001. The remaining variance was primarily due to unfavorable foreign exchange losses and the minority interest in our consolidated joint ventures.

Interest income increased $.2 million in the second quarter of 2002 and decreased $.1 million in the first half of 2002, compared with the same periods in 2001. Although there was a higher level of cash investments in 2002, lower interest rates contributed to the year-to-date decrease in interest income in 2002 compared with 2001. Interest expense decreased $.4 million for the second quarter of 2002 and decreased $1.6 million in the first half of 2002, compared with the same periods in 2001, also because of lower interest rates.

As a result of the above factors, our income before income taxes and before the cumulative effect of an accounting change increased 7% to $49.3 million in the second quarter of 2002 and increased 23% to $91.9 million for the first half of 2002, compared with the same periods in 2001. Segment operating profit before tax, which excludes interest expense and the cumulative effect of an accounting change, decreased for fluid technologies for transportation by $4.1 million, or 9%, for the 2002 second quarter and increased $5.3 million, or 7%, for the 2002 first half, compared with the same periods in 2001. Although segment contribution income (revenues less expenses directly identifiable to the product lines aggregated within this segment) increased 2% for this segment in the second quarter of 2002, it was more than offset by the allocation of higher corporate expenses during the comparable second quarter period. The increase in the first half of 2002 in segment operating profit before tax was due to higher shipment volume of 5%, lower average raw material cost and lower per unit manufacturing cost, partially offset by higher technical expenses.

Segment operating profit before tax for fluid technologies for industry increased $4.5 million, or 51%, in the second quarter of 2002 and $7.4 million, or 46%, in the first half of 2002, compared with the corresponding periods in 2001. The increase was due to acquisitions, growth in the ongoing business and improved cost control. The elimination of goodwill amortization, effective January 1, 2002, benefited this segment by approximately $3.1 million for the first half of 2002.

Segment operating loss before tax for the all other segment decreased $2.1 million, or 49%, in the second quarter of 2002 and $3.4 million, or 39%, in the first half of 2002, compared with the same periods in 2001, primarily due to lower levels of equity losses and the elimination of goodwill amortization in 2002.

                            THE LUBRIZOL CORPORATION
                            ------------------------

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------

We had an effective tax rate of 30.0% for both the second quarter and first half of 2002, compared with 30.6% and 32.1% for the corresponding periods in 2001. The lower effective tax rate in 2002 was primarily due to the U.S. tax benefit from a charitable contribution of technology made in 2002 that did not occur in 2001, along with the elimination of book goodwill amortization pursuant to the new accounting standard.

Changes in currency exchange rates during the first half of 2002 had an unfavorable effect on net income as compared with exchange rates in effect during 2001.

As a result of the factors described above, net income before the cumulative effect of an accounting change increased $2.5 million, or 8%, for the second quarter of 2002 and $13.8 million, or 27%, for the first half of 2002, compared with the same periods in 2001. Net income per share, before the cumulative effect of an accounting change, was $.67 for the second quarter and $1.25 for the first half of 2002, compared with $.63 and $.99 for the corresponding periods in 2001.

This quarter we completed the impairment analysis required for Statement of Financial Accounting Standards 142 (SFAS 142), "Goodwill and Other Intangible Assets," which we adopted on January 1, 2002. Goodwill was tested for impairment by comparing the fair value of each operating segment to its carrying value as of January 1, 2002. There was no impairment either in the fluid technologies for transportation segment or in the fluid technologies for industry operating segment. However, for the advanced fluid systems operating segment, which is included in the all other reporting segment, we recorded an impairment of $7.8 million, thus eliminating all the goodwill for the all other reporting segment. The charge was recorded as a cumulative effect of an accounting change for the first half of 2002.

After adjusting net income for the cumulative effect of an accounting change, net income for the first half of 2002 increased $6.0 million, or 12%. Net income per share was $1.10 for the first half of 2002, compared with $.99 in 2001.


WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
------------------------------------------------

Cash provided from operating activities was $128.4 million for the first half of 2002 as compared with $62.9 million for the first half of 2001. The increase of $65.5 million in 2002 was primarily due to higher earnings and a $59.0 million favorable change in working capital items (current assets and liabilities) because of continued strong receivable and inventory management and favorable timing of payment of current liabilities.

Our capital expenditures in the first half of 2002 were $29.3 million, compared with $33.6 million for same period in 2001. The slower spending pattern in 2002 reflects timing of projects. We estimate capital spending for the full year 2002 to be in the range of $70 million to $75 million, compared with actual spending in 2001 of $66.3 million.

We completed an acquisition in each of the first and second quarters of 2002 for a total of $69 million. In the first quarter we purchased Kabo Unlimited, Inc., which specializes in the development, manufacture and sale of antifoam and defoaming agents to the food, fermentation, mining and wastewater industries. Kabo's product lines expand the defoamer offering and capabilities of our fluid technologies for industry segment. In the second quarter of 2002, we purchased Chemron Corporation, which formulates,

                            THE LUBRIZOL CORPORATION
                            ------------------------

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------

produces and supplies specialty surfactants used in personal care products, industrial cleaners and a wide range of other consumer and industrial products. The acquisition extends Lubrizol's existing surfactants business into growth markets where it does not currently compete. During 2001, the annual revenues of Kabo and Chemron were approximately $14 million and $55 million, respectively.

Our net debt to capitalization ratio at June 30, 2002 was 21%. Net debt is the total of short- and long-term debt, reduced by cash and short-term investments in excess of an assumed operating cash level of $40 million and excluding unrealized gains and losses on derivative instruments designated as fair value hedges of fixed rate debt. Capitalization is shareholders' equity plus net debt. Debt as a percent of capitalization, without adjusting for cash, was 31% at June 30, 2002.

Our share repurchase program has been suspended in the near term as we are holding our financial resources in reserve for future acquisitions. Primarily as a result of these activities and the payment of dividends, our balance of cash and short-term investments increased $19.8 million at June 30, 2002 compared with December 31, 2001.

Our financial position remains strong with a ratio of current assets to current liabilities of 2.8 to 1 at June 30, 2002, which is about equal with the ratio at December 31, 2001. Effective July 16, 2002, we renewed $175 million of committed revolving credit facilities until July 15, 2003. These credit facilities are in addition to $50 million of facilities that mature on June 30, 2003 and $350 million of facilities that mature on July 16, 2006, resulting in total credit facilities of $575 million. These facilities allow us to borrow at or below the U.S. prime rate. We believe our existing credit facilities, internally generated funds and ability to obtain additional financing, if desired, will be sufficient to meet our future capital needs, including acquisitions to expand into new and existing fluid technology markets.

                            THE LUBRIZOL CORPORATION
                            ------------------------

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------

CAUTIONARY STATEMENT FOR SAFE HARBOR PURPOSES
---------------------------------------------
This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. These forward-looking statements are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These uncertainties and factors could cause our actual results to differ materially from those matters expressed in or implied by such forward-looking statements.

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

- the overall economic uncertainty and weak business environment within the global economy;

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

                            THE LUBRIZOL CORPORATION
                            ------------------------

                           PART II. OTHER INFORMATION
                           --------------------------


Item 2.       Changes in Securities and Use of Proceeds
              -----------------------------------------

              (c) On February 1, 2002 we issued 242 common shares in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the shares to the surviving spouse of a former director pursuant to a deferred compensation plan for directors.

                    On April 22, 2002, we issued 1,219 common shares in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the shares to a former officer pursuant to a contract and a deferred compensation plan for officers.

                    On May 1, 2002, we issued 622 common shares in private placement transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the shares to two former directors pursuant to a deferred compensation plan for directors.


Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              Our Annual Meeting of Shareholders was held April 22, 2002. The following matters were voted on by the shareholders:

              1.    Election of directors:

                    (a) William G. Bares. The vote was 43,786,309 shares for and 370,542 shares to withhold authority.

                    (b) David H. Hoag. The vote was 43,737,982 shares for and 418,868 shares to withhold authority.

                    (c) Peggy Gordon Miller. The vote was 43,729,904 shares for and 426,945 shares to withhold authority.

              2. A proposal to confirm the appointment of Deloitte & Touche LLP as independent auditors. The vote was 42,990,928 shares for; 1,113,686 shares against; and 52,235 abstaining.


Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

              (a)   Exhibits

                    There are no exhibits filed for the three month period ended June 30, 2002.

              (b)   Reports on Form 8-K

                    There were no reports on Form 8-K filed during the three month period ended June 30, 2002.

                            THE LUBRIZOL CORPORATION
                            ------------------------

                           PART II. OTHER INFORMATION
                           --------------------------

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


                                        THE LUBRIZOL CORPORATION




                                              /s/John R. Ahern
                                        ------------------------------------
                                        John R. Ahern
                                        Chief Accounting Officer and
                                          Duly Authorized Signatory of
                                          The Lubrizol Corporation


Date:  August 2, 2002


     Certification of Chief Executive Officer and Chief Financial Officer of
           The Lubrizol Corporation Pursuant to 18 U.S.C. Section 1350
           -----------------------------------------------------------


We certify that, to the best of our knowledge and belief, the Quarterly Report on Form 10-Q of The Lubrizol Corporation for the period ending June 30, 2002:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of The Lubrizol Corporation.



     /s/ William G. Bares                           /s/ Charles P. Cooley
-------------------------------                --------------------------------
William G. Bares                               Charles P. Cooley
Chief Executive Officer                        Chief Financial Officer
August 2, 2002                                 August 2, 2002