Form 10-Q
period 2002-09-30
LUBRIZOL CORP
filed 2002-11-12
CIK 60751

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                    Yes   [ X ]         No   [   ]

Number of the registrant's common shares, without par value, outstanding, as of October 31, 2002: 51,449,360.

                           PART I. FINANCIAL INFORMATION
                            Item 1 Financial Statements
                              THE LUBRIZOL CORPORATION

CONSOLIDATED BALANCE SHEETS


                                                                               September 30    December 31
(In Thousands of Dollars)                                                           2002          2001
-------------------------                                                      -----------     -----------
ASSETS

Cash and short-term investments ............................................   $   249,555    $   189,095
Receivables ................................................................       303,189        279,013
Inventories:
  Finished products ........................................................       148,139        124,503
  Products in process ......................................................        60,657         48,859
  Raw materials ............................................................        70,606         64,504
  Supplies and engine test parts ...........................................        18,797         16,744
                                                                               -----------    -----------
                                                                                   298,199        254,610
                                                                               -----------    -----------
Other current assets .......................................................        38,948         34,006
                                                                               -----------    -----------
                    Total current assets ...................................       889,891        756,724
Property and equipment - net ...............................................       668,471        644,281
Goodwill and intangible assets - net .......................................       201,364        166,558
Investments in nonconsolidated companies ...................................         7,043         30,915
Other assets ...............................................................        55,155         63,841
                                                                               -----------    -----------
                         TOTAL .............................................   $ 1,821,924    $ 1,662,319
                                                                               ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt and current portion of long-term debt ......................   $    16,284    $     9,120
Accounts payable ...........................................................       136,309        129,833
Accrued expenses and other current liabilities .............................       141,791        120,261
                                                                               -----------    -----------
                    Total current liabilities ..............................       294,384        259,214
                                                                               -----------    -----------
Long-term debt .............................................................       393,954        388,111
Postretirement health care obligation ......................................        98,042         97,878
Noncurrent liabilities .....................................................        62,479         55,140
Deferred income taxes ......................................................        57,997         56,207
                                                                               -----------    -----------
                    Total liabilities ......................................       906,856        856,550
                                                                               -----------    -----------

Minority interest in consolidated companies ................................        54,513         32,577
Contingencies and commitments
Shareholders' equity:

  Preferred stock without par value - authorized and unissued:
      Serial Preferred Stock -  2,000,000 shares
      Serial Preference Shares - 25,000,000 shares
  Common shares without par value:
    Authorized 120,000,000 shares
    Outstanding - 51,449,160 shares as of September 30, 2002 after deducting
      34,746,734 treasury shares, 51,152,107 shares as of December 31,
      2001 after deducting 35,043,787 treasury shares ......................       118,607        109,692
  Retained earnings ........................................................       816,225        763,312
  Accumulated other comprehensive loss .....................................       (74,277)       (99,812)
                                                                               -----------    -----------
                    Total shareholders' equity .............................       860,555        773,192
                                                                               -----------    -----------
                         TOTAL .............................................   $ 1,821,924    $ 1,662,319
                                                                               ===========    ===========


Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION


CONSOLIDATED STATEMENTS OF INCOME

                                                    Third Quarter Period           Nine Month Period
                                                     Ended September 30            Ended September 30
                                                --------------------------    --------------------------
(In Thousands Except Per Share Data)                2002           2001          2002           2001
------------------------------------                ----           ----          ----           ----


Net sales ...................................   $   509,427    $   461,109    $ 1,483,645    $ 1,400,828

Royalties and other revenues ................           876          1,317          2,554          4,031
                                                -----------    -----------    -----------    -----------

          Total revenues ....................       510,303        462,426      1,486,199      1,404,859

Cost of sales ...............................       358,850        332,887      1,051,830      1,017,571

Selling and administrative expenses .........        49,530         42,602        146,700        131,402

Research, testing and development expenses ..        42,774         42,467        124,674        119,828
                                                -----------    -----------    -----------    -----------
          Total cost and expenses ...........       451,154        417,956      1,323,204      1,268,801

Other expense - net .........................        (3,042)        (5,726)        (7,084)       (13,520)

Interest income .............................         1,796          1,282          5,005          4,614

Interest expense ............................        (5,791)        (5,746)       (16,941)       (18,479)
                                                -----------    -----------    -----------    -----------

Income before income taxes and cumulative
 effect of change in accounting principle ...        52,112         34,280        143,975        108,673

Provision for income taxes ..................        15,634         11,483         43,193         35,355
                                                -----------    -----------    -----------    -----------

Income before cumulative effect of change in
 accounting principle .......................        36,478         22,797        100,782         73,318

Cumulative effect of change in accounting
 principle ..................................          --             --           (7,785)          --
                                                -----------    -----------    -----------    -----------
Net income ..................................   $    36,478    $    22,797    $    92,997    $    73,318
                                                ===========    ===========    ===========    ===========

Net income per share:

 Income before cumulative effect of change
  in accounting principle ...................   $      0.71    $      0.45    $      1.96    $      1.43

 Cumulative effect of change in accounting
  principle .................................          --             --            (0.15)          --
                                                -----------    -----------    -----------    -----------
Net income per share ........................   $      0.71    $      0.45    $      1.81    $      1.43
                                                ===========    ===========    ===========    ===========

Diluted net income per share:
 Income before cumulative effect of change
  in accounting principle ...................   $      0.71    $      0.44    $      1.95    $      1.42

 Cumulative effect of change in accounting
  principle .................................          --             --            (0.15)          --
                                                -----------    -----------    -----------    -----------
Net income per share, diluted ...............   $      0.71    $      0.44    $      1.80    $      1.42
                                                ===========    ===========    ===========    ===========

Dividends per share .........................   $      0.26    $      0.26    $      0.78    $      0.78
                                                ===========    ===========    ===========    ===========

Weighted average common shares outstanding ..        51,569         51,121         51,475         51,202
                                                ===========    ===========    ===========    ===========


Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Nine Month Period
                                                             Ended September 30
                                                          ----------------------

(In Thousands of Dollars)                                    2002         2001
-------------------------                                    ----         ----
Cash provided from (used for):
Operating activities:
Net income ............................................   $  92,997    $  73,318
Adjustments to reconcile net income to cash provided
  by operating activities:
    Depreciation and amortization .....................      70,898       74,084
    Deferred income taxes .............................        (616)       3,174
    Cumulative effect of change in accounting principle       7,785         --

    Change in current assets and liabilities:

      Receivables .....................................       7,452      (34,774)
      Inventories .....................................     (13,930)      (6,289)
      Accounts payable and accrued expenses ...........       4,712       19,791
      Other current assets ............................      (3,215)       3,051
    Other items - net .................................       7,069       10,685
                                                          ---------    ---------
          Total operating activities ..................     173,152      143,040
Investing activities:
  Capital expenditures ................................     (45,976)     (48,365)
  Acquisitions and investments in nonconsolidated
    companies .........................................     (69,438)     (14,989)
  Other - net .........................................       2,882       (1,335)
                                                          ---------    ---------
          Total investing activities ..................    (112,532)     (64,689)
Financing activities:
  Net short-term borrowings,(repayments) ..............       6,715       (2,824)
  Long-term repayments ................................      (1,654)      (2,044)
  Dividends paid ......................................     (40,043)     (39,927)
  Proceeds from termination of interest rate swaps ....      18,134         --
  Common shares purchased .............................        --        (30,039)
  Stock options exercised .............................       8,203       21,410
                                                          ---------    ---------
          Total financing activities ..................      (8,645)     (53,424)
Effect of exchange rate changes on cash ...............       8,485       (2,199)
                                                          ---------    ---------

Net increase in cash and short-term investments .......      60,460       22,728
Cash and short-term investments at beginning of period      189,095      145,937
                                                          ---------    ---------
Cash and short-term investments at end of period ......   $ 249,555    $ 168,665
                                                          =========    =========


Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                  Amounts in thousands (except per share data)
                               September 30, 2002


1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and December 31, 2001, and the results of operations and cash flows for the applicable periods ended September 30, 2002 and 2001.

2. Net income per share is computed by dividing net income by average common shares outstanding during the period, including contingently issuable shares. Net income per diluted share includes the dilutive effect resulting from outstanding stock options and stock awards. Per share amounts are computed as follows:

                                      Third Quarter Ended       Nine Month Period Ended
                                         September 30                September 30
                                     --------------------      -------------------------
                                       2002         2001            2002          2001
                                     -------      -------         --------       -------
Numerator:
  Net income before cumulative
    effect of change in
    accounting principle             $36,478      $22,797         $100,782       $73,318
  Cumulative effect of change
    in accounting principle             --           --             (7,785)         --
                                     -------      -------         --------       -------
  Net income available to
    common shareholders              $36,478      $22,797         $ 92,997       $73,318
                                     =======      =======         ========       =======
Denominator:
  Weighted average common
    shares outstanding                51,569       51,121           51,475        51,202
  Dilutive effect of stock
    options and awards                   172          439              323           290
                                     -------      -------         --------       -------
  Denominator for net income
    per share, diluted                51,741       51,560           51,798        51,492
                                     =======      =======         ========       =======

Net Income Per Share:
  Net income before cumulative
    effect of change in
    accounting principle             $  0.71      $  0.45         $   1.96       $  1.43
  Cumulative effect of change
    in accounting principle             --           --              (0.15)         --
                                     -------      -------         --------       -------
  Net income per share               $  0.71      $  0.45         $   1.81       $  1.43
                                     =======      =======         ========       =======

Diluted Net Income Per Share:
  Net income before cumulative
    effect of change in
    accounting principle             $  0.71      $  0.44         $   1.95       $  1.42
  Cumulative effect of change
    in accounting principle             --           --              (0.15)         --
                                     -------      -------         --------       -------
  Net income per share, diluted      $  0.71      $  0.44         $   1.80       $  1.42
                                     =======      =======         ========       =======

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                  Amounts in thousands (except per share data)
                               September 30, 2002

     Weighted average shares issuable upon the exercise of stock options which were excluded from the diluted earnings per share calculations because they were antidilutive for the three- and nine-month periods ended September 30, 2002 were 3.7 million and 1.9 million, respectively, and for the three- and nine-month periods ended September 30, 2001 were 1.2 million and 1.9 million, respectively.

3. Total comprehensive income for the three- and nine-month periods ended September 30, 2002 and 2001 is comprised as follows:

                                          Third Quarter Period                Nine Month Period
                                           Ended September 30                 Ended September 30
                                       ---------------------------         ---------------------------
                                          2002              2001              2002             2001
                                        --------          --------         ---------         ---------
Net income                             $  36,478         $  22,797         $  92,997         $  73,318
Foreign currency translation
   adjustment                                767            14,692            26,492            (5,652)
Cumulative effect of
   accounting change                        --                --                --              (1,314)
Unrealized gains (losses)
   interest rate swaps                      (836)           (1,327)             (957)           (1,683)
                                       ---------         ---------         ---------         ---------
Total comprehensive income             $  36,409         $  36,162         $ 118,532         $  64,669
                                       =========         =========         =========         =========



4. Beginning in 2002, the company reorganized its product lines into four principal operating segments: fluid technologies for transportation, fluid technologies for industry, advanced fluid systems and emulsified products. Accordingly, the segment information for prior years has been restated to conform to the current operating structure.

     Fluid technologies for transportation (FTT) is comprised of additives for lubricating engine oils, such as gasoline, diesel, marine and stationary gas engines and additive components; additives for driveline oils, such as automatic transmission fluids, gear oils and tractor lubricants; and additives for fuel products and refinery and oil field chemicals. In addition, this segment sells additive components and viscosity improvers within its lubricant and fuel additives product lines. The company's fluid technologies for transportation product lines are generally produced in shared company manufacturing facilities and sold largely to a common customer base. Fluid technologies for industry (FTI) includes industrial additives, such as additives for hydraulic, grease and metalworking fluids and compressor lubricants; and performance chemicals, such as additives for coatings and inks, defoamers and process chemicals. The advanced fluid systems and emulsified products operating segments do not constitute reportable business segments. The results of these two operating segments have been aggregated into the all other segment. Advanced fluid systems is comprised of fluid metering devices, particulate emission trap devices, and FluiPak(TM) sensor systems, and emulsified products is comprised of PuriNOx(TM) low-emissions diesel fuel.

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

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                  Amounts in thousands (except per share data)
                               September 30, 2002

     The following table presents a summary of the company's reportable segments for the three- and nine-month periods ended September 30, 2002 and 2001 based on the current reporting structure.



                                             Third Quarter Period                     Nine Month Period
                                              Ended September 30                      Ended September 30
                                        -----------------------------           ------------------------------
                                           2002               2001                  2002               2001
                                        ----------         ----------           -----------         ----------
Revenues from external customers:

 FTT                                    $  400,892         $  381,943            $1,188,032         $1,158,247
 FTI                                       102,472             75,196               279,181            229,232
 All other                                   6,939              5,287                18,986             17,380
                                        ----------         ----------            ----------         ----------
  Total revenues                        $  510,303         $  462,426            $1,486,199         $1,404,859
                                        ==========         ==========            ==========         ==========

Segment contribution income(loss):
 FTT                                    $   84,663         $   72,837            $  243,784         $  215,846
 FTI                                        18,773             11,868                53,146             36,044
 All other                                  (2,336)            (3,682)               (7,264)           (12,040)
                                        ----------         ----------            ----------         ----------
  Total segment
  contribution income                   $  101,100         $   81,023            $  289,666         $  239,850
                                        ==========         ==========            ==========         ==========

 Segment operating
profit(loss) before tax:
 FTT                                    $   45,178         $   35,639            $  126,895         $  112,099
 FTI                                        13,366              7,413                36,727             23,396
 All other                                  (2,437)            (4,308)               (7,711)           (12,957)
                                        ----------         ----------            ----------         ----------
  Total segment operating
   profit before tax                        56,107             38,744               155,911            122,538

Interest expense - net                      (3,995)            (4,464)              (11,936)           (13,865)
                                        ----------         ----------            ----------          ---------
Consolidated income before
 tax and cumulative effect
 of an accounting change                $   52,112         $   34,280            $  143,975         $  108,673
                                        ==========         ==========            ==========         ==========
Segment total assets:
 FTT                                    $1,125,351         $1,142,885
 FTI                                       303,169            214,508
 All other                                  23,007             30,708
                                        ----------         ----------
  Total segment assets                  $1,451,527         $1,388,101

Corporate assets                           370,397            319,648
                                        ----------         ----------
Total consolidated assets               $1,821,924         $1,707,749
                                        ==========         ==========

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                  Amounts in thousands (except per share data)
                               September 30, 2002



5. Effective January 1, 2002, the company began accounting for the investment in its India joint venture, Lubrizol India Private Limited, through consolidation because an amendment to the joint venture agreement gave the company control as of that date. The company has ownership of 50% of the voting shares. The amended joint venture agreement grants the company the authority to appoint three of Lubrizol India's six board directors and the unilateral and perpetual ability to appoint its managing director. Further, the amended joint venture agreement delegates to the managing director the authority to make all significant decisions to run the day-to-day business of Lubrizol India. The company had previously accounted for its investment under the equity method of accounting because the company's joint venture partner held certain substantive participating rights, which were eliminated with the amendment to the joint venture agreement. The change to consolidate Lubrizol India had the effect of increasing revenues and total cost and expenses by $13.1 million and $8.9 million, respectively, for the three month period ended September 30, 2002 and by $38.6 million and $31.2 million, respectively, for the nine month period ended September 30, 2002. The change had no impact on net income.

6. Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and other intangibles determined to have indefinite lives will no longer be amortized but will be tested for impairment upon adoption and at least annually thereafter.

     In connection with adopting SFAS 142, the company also reassessed the useful lives and the classification of its intangible assets. The major components of the identifiable intangible assets are technology, land use rights, non-compete agreements, distributor networks, trademarks and patents. Excluding the unpatented technology and non-amortized trademarks, which are indefinite and will not be amortized, the intangible assets will continue to be amortized over the lives of the agreements, which range between five and forty years. The following table shows the components of identifiable intangible assets as of September 30, 2002 and December 31, 2001.

                                                    As of September 30, 2002                   As of December 31, 2001
                                                -------------------------------           ---------------------------------
                                                  Gross                                      Gross
                                                Carrying            Accumulated            Carrying             Accumulated
                                                 Amount            Amortization             Amount             Amortization
                                                --------           ------------            --------            ------------
     Amortized intangible assets:
       Technology                               $30,095               $14,827               $30,095               $12,973
       Land use rights                            6,990                   329                 6,990                   202
       Non-compete agreements                     5,511                 1,147                   711                   682
       Distributors network                       3,000                    71                  --                    --
       Trademarks                                 2,211                   653                 2,211                   378
       Other                                      2,736                   496                 1,784                   287
                                                -------               -------               -------               -------
        Total amortized

          intangible assets                      50,543                17,523                41,791                14,522

     Non-amortized trademarks                     7,021                     5                    21                     5
                                                -------               -------               -------               -------
     Total                                      $57,564               $17,528               $41,812               $14,527
                                                =======               =======               =======               =======

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                  Amounts in thousands (except per share data)
                               September 30, 2002


     Amortization expense for intangible assets for the three- and nine-month periods ended September 30, 2002 was $1.2 million and $3.0 million, respectively, and for the three- and nine-month periods ended September 30, 2001 was $3.5 million and $10.6 million, respectively. The company is currently in the process of finalizing the allocation of the purchase price for the Chemron Corporation and Kabo Unlimited, Inc. acquisitions, so it is possible the amount of amortization or the estimated purchase price allocation may change. Amortization expense for the full year 2002 is estimated to be in the range of $4.0 to $4.5 million. Excluding the impact of further acquisitions, estimated annual intangible amortization expense for each of the next four years should approximate $4.3 million per year.

     SFAS 142 provides for a six month period from the date of adoption for the company to perform an assessment of potential impairment of goodwill. Any impairment identified upon adoption is to be recognized as a cumulative effect of a change in accounting principle effective as of January 1, 2002. Goodwill is tested for impairment at the reporting unit level. The company has determined the reporting units will be the same as its four operating segments, since the component businesses have similar economic characteristics and can thus be combined under the aggregation rules. The company determined the carrying value of each operating segment by assigning the company's assets and liabilities to them, including existing goodwill, as of January 1, 2002. The company then determined the implied fair value of each operating segment by using a combination of discounted cash flow analysis and terminal value calculations. The fair value of each operating segment was compared to its carrying value to determine if there was an indication of impairment. This evaluation indicated that goodwill recorded in the advanced fluid systems operating segment was impaired as of January 1, 2002. The economic conditions at the time of impairment testing, including declining revenues, reduced the estimated future expected performance of this operating segment, which includes the small equipment businesses the company acquired in fluid metering and particulate traps. Accordingly, the company recognized a transitional impairment charge of $7.8 million retroactive to January 1, 2002 in the all other reporting segment, which includes advanced fluid systems. This is a non-cash charge and was recorded as a cumulative effect of a change in accounting principle on the Consolidated Statement of Income for the nine month period ended September 30, 2002. There was no tax benefit associated with this charge. SFAS 142 also requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting segment below its carrying amount. The company has elected to perform its annual tests for potential goodwill impairment as of October 1st of each year. Subsequent impairment losses, if any, will be reflected in income from continuing operations. The carrying amount of goodwill by reporting segment is as follows:

                                              FTT                 FTI            All Other              Total
                                           ---------          ---------          ---------            ---------
     Balance, December 31, 2001            $  42,755          $  88,850          $   7,668            $ 139,273
       Goodwill acquired                        --               27,338               --                 27,338
       Transitional impairment
         charge                                 --                 --               (7,785)              (7,785)
       Translation & other
         adjustments                           1,373              1,012                117                2,502
                                           ---------          ---------          ---------            ---------
     Balance, September 30, 2002           $  44,128          $ 117,200          $    --              $ 161,328
                                           =========          =========          =========            =========

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                  Amounts in thousands (except per share data)
                               September 30, 2002



     In accordance with SFAS 142, the company discontinued the amortization of goodwill and certain trademarks effective January 1, 2002. The following table reconciles the company's net income and earnings per share for the three- and nine-month periods ended September 30, 2002 and 2001. The prior year results have been adjusted to exclude goodwill amortization expense. Current period results include an adjustment for the cumulative effect of a change in accounting principle for the transitional impairment loss under SFAS 142 and are presented for comparative purposes.


                                                      Third Quarter Period                         Nine Month Period
                                                       Ended September 30                          Ended September 30
                                               ---------------------------------           ----------------------------------
                                                   2002                  2001                  2002                   2001
                                               -----------           -----------           -----------            -----------
     Reported net income                       $    36,478           $    22,797           $    92,997            $    73,318
     Add   Goodwill & trademark
           amortization, net of tax                     --                 1,834                  --                    5,567

           Cumulative effect of a
           change in accounting
           principle                                    --                    --                 7,785                     --
                                               -----------           -----------           -----------            -----------
     Pro forma adjusted net income             $    36,478           $    24,631           $   100,782            $    78,885
                                               ===========           ===========           ===========            ===========

     Reported net income per share             $      0.71           $      0.45           $      1.81            $      1.43
     Add:  Goodwill & trademark
           amortization, net of tax                     --                  0.04                    --                   0.11

           Cumulative effect of a
           change in accounting
           principle                                    --                    --                  0.15                     --
                                               -----------           -----------           -----------            -----------
     Pro forma adjusted net income
       per share                               $      0.71           $      0.49           $      1.96            $      1.54
                                               ===========           ===========           ===========            ===========

     Reported net income per share,
       diluted                                 $      0.71           $      0.44           $      1.80            $      1.42
     Add:  Goodwill & trademark
           amortization, net of tax                     --                  0.04                    --                   0.11

           Cumulative effect of a
           change in accounting
           principle                                    --                    --                  0.15                    --
                                               -----------           -----------           -----------            -----------
     Pro forma adjusted net income
       per share, diluted                      $      0.71           $      0.48           $      1.95            $      1.53
                                               ===========           ===========           ===========            ===========

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                  Amounts in thousands (except per share data)
                               September 30, 2002



7. In June 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations," which will become effective for the company on January 1, 2003. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Asset retirement obligation refers to an obligation associated with the retirement of a tangible long-lived asset. The amount recorded as a liability will be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The company has not determined the impact, if any, that SFAS 143 will have on its consolidated financial position or results of operations.

8. On July 24, 2002, the company terminated its interest rate swap agreements expiring December 2008, which converted fixed rate interest on $100 million of 5.875% debentures to a variable rate. Gains and losses on terminations of interest rate swap agreements designated as fair value hedges are deferred as an adjustment to the carrying amount of the outstanding obligation and amortized as an adjustment to interest expense related to the obligation over the remaining term of the original contract life of the terminated swap agreement. In the event of early extinguishment of the outstanding obligation, any unamortized gain or loss from the swaps would be recognized in the consolidated statement of operations at the time of such extinguishment. In terminating the swaps, the company received cash of $18.1 million, which will be amortized as a reduction of interest expense through December 1, 2008, the due date of the underlying debt. The company recorded a $17.3 million unrealized gain, net of accrued interest, on the termination of the interest rate swaps as an increase in the underlying long-term debt. The carrying value of the unrealized gain at September 30, 2002 is $16.8 million.

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS

We achieved record consolidated revenues in the third quarter of 2002, primarily due to higher shipment volume from the consolidation of Lubrizol India Private Limited and the favorable impact of acquisitions of Chemron Corporation and Kabo Unlimited, Inc. Lower average raw material cost combined with lower per-unit manufacturing cost (manufacturing costs per metric ton sold), as well as an increase in ongoing volume, resulted in higher gross profit margin in the third quarter of 2002 compared with the same period in 2001. The increased margin, elimination of goodwill amortization and a lower effective tax rate, partially offset by increased STAR (selling, testing, administrative and research) expenses resulted in increased net income in the third quarter of 2002 compared with the same period in 2001.

We group our product lines into three reportable segments: fluid technologies for transportation, fluid technologies for industry and all other, which is comprised of advanced fluid systems and emulsified products. Fluid technologies for transportation comprised approximately 80% of our consolidated revenues and 81% of our segment pre-tax operating profits for the first nine months of 2002. This discussion and analysis of our financial condition and results of operations is primarily focused on the company as a whole, since we believe this provides the most appropriate understanding of our business. See Note 4 to the financial statements for additional financial disclosures by reporting segment.

Our consolidated revenues increased $47.9 million, or 10%, in the third quarter of 2002 compared with the same period in 2001 and increased $81.3 million, or 6%, in the first nine months of 2002 compared with 2001. The increase in the third quarter of 2002 compared with the same period in 2001 was due to 13% higher volume (3% higher volume excluding acquisitions and the consolidation of Lubrizol India), partially offset by a 3% decrease in average selling price. The increase for the first nine months of 2002 compared with the same period in 2001 was due to 10% higher volume (3% excluding acquisitions and the consolidation of Lubrizol India), partially offset by a 4% decline in average selling price. Excluding acquisitions and the consolidation of Lubrizol India, revenues increased $16.9 million, or 4%, in the third quarter of 2002 and $6.9 million, or 1%, in the first nine months of 2002 compared with the same periods in 2001.

Fluid technologies for transportation revenues increased $18.9 million, or 5%, in the third quarter of 2002 and increased $29.8 million, or 3%, in the first nine months of 2002, compared with the same periods in 2001. The increases in both the third quarter and the first nine months of 2002 were primarily due to the consolidation of Lubrizol India, as well as an increase in ongoing shipment volume, partially offset by lower average selling price. Fluid technologies for industry revenues increased $27.3 million, or 36%, in the third quarter of 2002 and $49.9 million, or 22%, in the first nine months of 2002 compared with the same periods in 2001. The increases in revenues for this segment were primarily due to the Chemron and Kabo acquisitions, along with growth in the other businesses in this segment. The organic growth in this segment is due to strengthening markets compared with a year ago, particularly in coatings and inks and metalworking, as well as the introduction of new products in both of these areas. The revenues of the all other segment increased $1.7 million, or 31%, in the third quarter of 2002 and $1.6 million, or 9%, in the first nine months of 2002, compared with the same periods in 2001.

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Changes in our shipment volume vary by geographic area. The following table shows our third quarter 2002 and first nine months of 2002 shipment volume by geographic area as well as the corresponding changes compared with same periods in 2001.


                                 3rd Quarter                     Year-to-date
                                    2002          Increase           2002         Increase
                                   Volume        (Decrease)         Volume        (Decrease)
                                   ------        ----------         ------        ----------
     North America                   47%             26%              46%             19%
     Europe, Middle East             29%              4%              29%              6%
     Asia-Pacific                    18%              5%              19%              7%
     Latin America                    6%             (3%)              6%             (9%)
                                    ---                              ---
     Total                          100%             13%             100%             10%

The increases in North America and Europe were due to the strengthening of our business with major fluid technologies for transportation customer accounts for engine oils and specialty driveline additives, the strengthening of our fluid technologies for industry markets, including coatings and inks and metalworking and the acquisitions of Chemron and Kabo. Excluding these acquisitions, North American shipment volume increased 10% in the third quarter and 8% in the first nine months of 2002. We believe that the North American growth rate for fluid technologies for transportation lubricant additives will return to lower, historical levels in 2003. Asia-Pacific volume, excluding the consolidation of Lubrizol India, decreased 10% in the third quarter and 8% in the first nine months of 2002. The decline in ongoing Asian volume was primarily the result of business lost in Japan in mid-2001 and the weak business environment and competitive intensity in Asia. Latin America, our smallest zone, experienced volume declines as the result of economic conditions, timing of orders and some business losses after the first quarter of 2001 due to price increases. In 2003, we anticipate that our volume will be affected by the loss of a portion of our business with a customer as a result of an oil industry merger. However, we believe this company will continue to be among our top ten customers during 2003.

Our average selling price decreased 3% in the third quarter of 2002 and 4% for the first nine months of 2002, compared with the same periods in 2001. In the third quarter of 2002, the combination of price and product mix declined 5% from the third quarter of 2001, partially offset by 2% favorable currency effects, due mainly to the weakening of the dollar against the euro and the yen. Approximately half of the decline of price and product mix is a result of the Chemron acquisition made in April of this year, due to its lower priced product mix. In the first nine months of 2002, the combination of price and product mix declined 4% and there were minimal currency effects. Sequentially, third quarter 2002 average selling price was 1% higher than the second quarter of 2002, due to 2% favorable currency impact partially offset by a 1% decline in the combination of price and product mix. The Chemron acquisition also contributed to the sequential decrease in average selling price.

Royalties and other revenues decreased $.4 million, or 34%, in the third quarter of 2002 and decreased $1.5 million, or 37%, in the first nine months of 2002, compared with the same periods in 2001. The decrease was primarily due to the consolidation of Lubrizol India, effective January 1, 2002, as royalties from India are eliminated when reporting consolidated results.

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Our cost of sales for the third quarter of 2002 increased $26.0 million, or 8% ($2.0 million, or 1%, excluding acquisitions and the consolidation of Lubrizol India), compared with the third quarter of 2001. In the first nine months of 2002, our cost of sales increased $34.3 million, or 3% (decreased $25.9 million, or 3%, excluding acquisitions and the consolidation of Lubrizol India), compared with the first nine months of 2001. The increases for the quarter and the first nine months were due to higher shipment levels and higher manufacturing costs, partially offset by a decrease in average raw material cost. Average raw material cost decreased 4% in the third quarter of 2002, compared with the same period in 2001, due to a 5% decline in the combination of raw material prices and product mix, partially offset by 1% unfavorable currency effects. Average raw material cost decreased 7% in the first nine months of 2002, compared with the same period in 2001, due to the combination of lower material prices and product mix changes.

Manufacturing costs were 10% higher for the 2002 third quarter and 5% higher for the first nine months of 2002, compared to the same periods in 2001. The increase in manufacturing costs for the third quarter was due to higher volume, unfavorable currency effects and higher salary compensation costs, consisting of variable pay, salaries and employee benefit costs, partially offset by lower utility and environmental expenses. The increase in manufacturing costs for the first nine months was due to higher volume and higher compensation costs, partially offset by lower utility and environmental expenses. Excluding acquisitions and the consolidation of Lubrizol India, manufacturing costs increased $2.0 million, or 2%, in the third quarter and decreased $3.0 million, or 1%, in the first nine months of 2002 compared with the same periods in 2001. Even though total manufacturing costs were up, unit manufacturing cost was down 4% for the third quarter of 2002 and down 5% for the first nine months of 2002, compared with the same periods of 2001, primarily due to productivity improvements, lower utility costs and increased volume.

Sequentially, average raw material cost in the third quarter of 2002 increased 1% from the second quarter of 2002 and was even with the first quarter of 2002. We believe raw material prices will increase further in the fourth quarter as a result of five sequential base-oil increases that occurred between the end of April 2002 and the middle of October 2002, along with increases in other raw materials that have been announced. Base oil prices have increased 24 percent over the last six months. Approximately half of our global sales are costed on a first-in-first-out (FIFO) basis, which produces a lag before raw material price changes are reflected in our average raw material cost in the income statement. To recover the rapidly rising oil and petrochemical feedstock costs that are impacting our business, we recently announced an additive price increase in our fluid technologies for transportation segment to take effect over the next few months.

Gross profit (net sales less cost of sales) increased $22.4 million, or 17%, in the third quarter of 2002 and increased $48.6 million, or 13% in the first nine months of 2002, compared with the same periods in 2001. Excluding acquisitions and the consolidation of Lubrizol India, gross profit increased $14.7 million, or 11%, in the third quarter of 2002 and increased $32.5 million, or 8%, in the first nine months of 2002, compared with the same periods in 2001. The increases were because the effect of higher volume and lower raw material costs more than offset the increased manufacturing costs and lower selling prices. Fluid technologies for transportation gross profit increased $15.2 million, or 14%, for the third quarter of 2002 and $36.7 million, or 11%, for the first nine months of 2002 compared with the same periods in 2001 for the same reasons

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


previously described. Fluid technologies for industry gross profit increased $7.3 million, or 27%, in the third quarter of 2002 and $14.6 million, or 18%, for the first nine months of 2002 compared with the same periods in 2001 for the same reasons previously described. The all other segment gross profit increased $.9 million, or 91%, for the third quarter of 2002 and $1.2 million, or 34%, for the first nine months of 2002 compared with the same periods of 2001. The increases in the all other segment were primarily due to higher volume and lower total material costs. In calculating gross profit at the reporting segment level for internal management reporting, we exclude excess production capacity from product costs.

Our gross profit percentage (gross profit divided by net sales) was 29.6% in the third quarter of 2002 (as compared with 27.8% in the 2001 third quarter) and 29.1% in the first nine months of 2002 (as compared with 27.4% in the same period of 2001) for the reasons stated above. Excluding the impact of the consolidation of Lubrizol India and acquisitions, our gross profit percentage was 29.9% in the third quarter of 2002 and 29.5% in the first nine months of 2002. Sequentially, the gross profit percentage increased slightly from 28.7% in the second quarter of 2002.

Selling and administrative expenses increased $6.9 million, or 16%, for the third quarter of 2002 and increased $15.3 million, or 12%, in the first nine months of 2002 compared with the same periods in 2001. Excluding acquisitions and the consolidation of Lubrizol India, selling and administrative expenses increased $5.7 million or 13% for the third quarter of 2002 and increased $12.2 million, or 9%, in the first nine months of 2002 compared with the same periods in 2001. Excluding acquisitions and the consolidation of Lubrizol India, the increases for both the third quarter and first nine months of 2002 were primarily due to higher salary compensation costs, consisting of variable pay, salaries and employee benefit costs for existing businesses and incremental staffing and other costs associated with our strategy to expand into new markets. In addition, the first quarter of 2002 included a $2.0 million accrual for a contract claim related to an employee offsite personal injury.

Our research, testing and development expenses (technology expenses) increased $.3 million, or less than 1%, for the third quarter of 2002 and increased $4.8 million, or 4%,in the first nine months of 2002 compared with the same periods in 2001. Excluding acquisitions and the consolidation of Lubrizol India, technology expenses decreased $.1 million in the third quarter of 2002 and increased $4.4 million, or 4%, in the first nine months of 2002, compared with the same periods in 2001. Technology expenses were higher in the third quarter and the first nine months of 2002, primarily as a result of three engine oil programs. The first program pertains to the upcoming U.S. passenger car motor oil technical standard, GF-4. This new standard was originally slated for commercial introduction in the third quarter of 2003, but has been delayed one year to late 2004. Even though the GF-4 program introduction has been delayed, we continued our work on the program during the third quarter. The second program pertains to the European program for reduced emission targets for both diesel and passenger car applications (Euro IV), slated for official introduction in 2005. The third program pertains to the next U.S. diesel engine oil specification, PC-9. Even though this new specification was formally introduced in the third quarter of 2002, we began testing customer-specific versions of North American PC-9 diesel additives that are designed to be compatible with part-synthetic base stocks.

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


The change in other income (expense) favorably affected pre-tax income by $2.7 million in the third quarter of 2002 and by $6.4 million in the first nine months of 2002, compared with the same periods in 2001. Beginning in 2002, this line item no longer includes amortization of goodwill or equity income from Lubrizol India. Goodwill amortization expense was approximately $1.8 million in the third quarter of 2001 and $5.6 million for the first nine months of 2001. Equity income for Lubrizol India was $.9 million in the third quarter of 2001 and $2.0 million for the first nine months of 2001. The remaining variance was primarily due to lower levels of foreign exchange and joint venture losses, partially offset by an increase in the minority interest in our consolidated joint ventures.

Interest income increased $.5 million in the third quarter of 2002 and $.4 million in the first nine months of 2002, compared with the same periods in 2001. The increases were primarily due to higher level of cash investments in 2002, partially offset by lower interest rates. Interest expense in the third quarter was about even with the same period in 2001 and decreased $1.5 million in the first nine months of 2002, compared with the same period in 2001, due to lower interest rates.

As a result of the above factors, our income before income taxes and before the cumulative effect of an accounting change increased 52% to $52.1 million in the third quarter of 2002 and increased 32% to $144.0 million for the first nine months of 2002, compared with the same periods in 2001. Segment operating profit before tax, which excludes interest expense and the cumulative effect of an accounting change, increased for fluid technologies for transportation by $9.5 million, or 27%, for the 2002 third quarter and increased $14.8 million, or 13%, for the first nine months of 2002, compared with the same periods in 2001. The year-to-date increase was due to higher revenues and lower raw material costs, partially offset by higher manufacturing and technical expenses.

Segment operating profit before tax for fluid technologies for industry increased $6.0 million, or 80%, in the third quarter of 2002 and $13.3 million, or 57%, in the first nine months of 2002, compared with the corresponding periods in 2001. These increases were due to higher revenues and the accounting change for goodwill amortization. The elimination of goodwill amortization, effective January 1, 2002, benefited this segment by approximately $1.4 million for the third quarter of 2002 and by $4.8 million for the first nine months of 2002.

Segment operating loss before tax for the all other segment decreased $1.9 million, or 43%, in the third quarter of 2002 and $5.2 million, or 40%, in the first nine months of 2002, compared with the same periods in 2001. These decreases were primarily due to increased revenues, lower levels of equity losses and the elimination of goodwill amortization in 2002.

We had an effective tax rate of 30.0% for both the third quarter and first nine months of 2002, compared with 33.5% and 32.5% for the corresponding periods in 2001. The lower effective tax rate in 2002 was primarily due to the U.S. tax benefit from a charitable contribution of technology made in 2002 that did not occur in 2001, along with the elimination of book goodwill amortization pursuant to the new accounting standard. We expect our effective tax rate for 2003 will be higher than the 2002 rate, due to the absence of the 2002 donation of technology to a non-profit organization.

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


The changes in currency exchange rates were favorable during the third quarter of 2002 and slightly unfavorable during the first nine months of 2002 compared with the same periods in 2001.

As a result of the factors described above, net income increased $13.7 million, or 60%, for the third quarter of 2002 and net income before the cumulative effect of an accounting change increased $27.4 million, or 37%, for the first nine months of 2002, compared with the same periods in 2001. Net income per share was $.71 for the third quarter and net income per share, before the cumulative effect of an accounting change, was $1.96 for the first nine months of 2002, compared with $.45 and $1.43 for the corresponding periods in 2001.

In the second quarter of 2002, we completed the impairment analysis required for Statement of Financial Accounting Standards 142 (SFAS 142), "Goodwill and Other Intangible Assets," which we adopted on January 1, 2002. Goodwill was tested for impairment by comparing the fair value of each operating segment to its carrying value as of January 1, 2002. There was no impairment either in the fluid technologies for transportation or the fluid technologies for industry operating segments. However, for the advanced fluid systems operating segment, which is included in the all other reporting segment, we recorded an impairment of $7.8 million, thus eliminating all the goodwill for the all other reporting segment. The charge was recorded as a cumulative effect of an accounting change in 2002.

After adjusting net income for the cumulative effect of an accounting change, net income for the first nine months of 2002 increased $19.7 million, or 27%, compared with the first nine months of 2001. Net income per share was $1.81 for the first nine months of 2002, compared with $1.43 for the same period in 2001.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities was $173.2 million for the first nine months of 2002 as compared with $143.0 million for the same period of 2001. The increase of $30.1 million in 2002 was primarily due to higher earnings and a $13.2 million favorable change in working capital items (current assets and liabilities) because of continued strong receivable management, partially offset by higher inventory levels and the timing of payment of current liabilities. The higher inventory levels were primarily due to the consolidation of Lubrizol India, which did not effect cash flow.

Our capital expenditures in the first nine months of 2002 were $46.0 million, compared with $48.4 million for same period in 2001. The slower spending pattern in 2002 reflects timing of projects. We estimate capital spending for the full year 2002 to be in the range of $65 million to $70 million, compared with actual spending in 2001 of $66.3 million.

We completed an acquisition in each of the first and second quarters of 2002 for a total of $69 million. In the first quarter, we purchased Kabo Unlimited, Inc., which specializes in the development, manufacture and sale of antifoam and defoaming agents to the food, fermentation, mining and wastewater industries. Kabo's product lines expand the defoamer offering and capabilities of our fluid technologies for industry segment. In the second quarter of 2002, we purchased Chemron Corporation, which formulates, produces and supplies specialty surfactants used in personal care products, industrial cleaners and a wide range of other consumer and industrial products. The acquisition extends Lubrizol's

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


existing surfactants business into growth markets where it had not previously competed. During 2001, the annual revenues of Kabo and Chemron were approximately $14 million and $55 million, respectively.

In the fourth quarter of 2002, we completed two acquisitions in our fluid technologies for industry segment for approximately $18 million. In October 2002, we acquired Dock Resins, which develops, manufactures and sells proprietary polymers including acrylic, methacrylic, alkyd, and polyester resins to customers in the paint and coatings, printing ink, laminating, adhesives and sealants, and grease markets. In October 2002, we also acquired Intermountain Specialties Inc., more commonly known in the defoamer industry as Brose Chemical Company. Brose's product lines complement our integrated foam control business and will be manufactured in our Kabo foam control facility. Annual revenues for Dock and Brose are approximately $17 million in the aggregate.

Our net debt to capitalization ratio at September 30, 2002 was 18%, compared with 23% at December 31, 2001. Net debt is the total of short- and long-term debt, reduced by cash and short-term investments in excess of an assumed operating cash level of $40 million and excluding unrealized gains and losses on derivative instruments designated as fair value hedges of fixed rate debt. Capitalization is shareholders' equity plus net debt. Debt as a percent of capitalization, without adjusting for cash, was 31% at September 30, 2002, compared with 33% at December 31, 2001.

On July 24, 2002 we terminated our interest rate swap agreements, which had converted the fixed interest rate on $100 million of 5.875% debentures to a variable rate. In terminating the swaps, we received cash of $18.1 million, which will be amortized as a reduction of interest expense through December 1, 2008, the due date of the underlying debt. We recorded a $17.3 million unrealized gain, net of accrued interest, on the termination of the interest rate swaps as an increase in the underlying long-term debt. The carrying value of the unrealized gain at September 30, 2002 is $16.8 million.

Our share repurchase program has been suspended in the near term as we are holding our financial resources in reserve for future acquisitions. Primarily as a result of these activities and the payment of dividends, our balance of cash and short-term investments increased $60.5 million at September 30, 2002 compared with December 31, 2001.

Our financial position remains strong with a ratio of current assets to current liabilities of 3.0 to 1 at September 30, 2002, which is slightly higher than the ratio at December 31, 2001 of 2.9 to 1. Effective July 16, 2002, we renewed $175 million of committed revolving credit facilities which mature July 15, 2003. On October 31, 2002, we terminated $50 million of committed credit facilities that would have matured on June 30, 2003. We also have $350 million of other existing facilities that mature on July 17, 2006. As a result, we have total available committed credit facilities of $525 million, which allow us to borrow at or below the U.S. prime rate. We believe our existing credit facilities, internally generated funds and ability to obtain additional financing, if desired, will be sufficient to meet our future capital needs, including acquisitions to expand into new and existing fluid technology markets.

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

- the effects of fluctuations in currency exchange rates upon our reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those risks relating to political, social, economic and regulatory factors;

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

     Our primary interest rate exposures relate to our cash and short-term investments, fixed and variable rate debt and interest rate swaps. The calculation of potential loss in fair values is based on an immediate change in the net present values of our interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and income before tax is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates would have had a favorable/unfavorable impact on fair values of $13.6 million, cash flows of $.2 million and income before tax of $.2 million as of September 30, 2002 and $20.2 million, $1.0 million and $1.0 million as of December 31, 2001.

     A quantitative and qualitative discussion about our market risk is contained on page 23 of our 2001 Annual Report to our shareholders. Other than the termination of our interest rate swaps agreements, there have been no material changes in the market risks faced by us since December 31, 2001.

Item 4.  Controls and Procedures

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14c). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                            THE LUBRIZOL CORPORATION

                           Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

     (c) On September 5, 2002, we issued 1,500 common shares in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to section 4(2) of that Act. We issued the shares to a consultant as partial payment for services rendered in accordance with a consulting contract.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          (10)(d)* The Lubrizol Corporation Excess Defined Benefit Plan, as amended 9/23/02.

          (10)(e)* The Lubrizol Corporation Excess Defined Contribution Plan, as amended 9/23/02.

          (10)(j)* The Lubrizol Corporation Officers' Supplemental Retirement Plan, as amended 9/23/02.

          * Indicates management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K:

          During the quarter ended September 30, 2002, we filed a Current Report on Form 8-K dated August 2, 2002, reporting under "Item 5 - Other Events" our filing with the Securities and Exchange Commission sworn statements by the Chief Executive Officer and Chief Financial Officer pursuant to Section 21(a) of the Securities Exchange Act of 1934.

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

                            THE LUBRIZOL CORPORATION

                                                /s/John R. Ahern
                            ------------------------------------
                            John R. Ahern
                            Chief Accounting Officer and
                              Duly Authorized Signatory of
                              The Lubrizol Corporation

Date:  November 12, 2002

                            THE LUBRIZOL CORPORATION

                           Part II. Other Information
                                 CERTIFICATIONS

I, William G. Bares, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Lubrizol
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      /s/ William G. Bares
--------------------------
William G. Bares
Chief Executive Officer
November 11, 2002

                            THE LUBRIZOL CORPORATION

                           Part II. Other Information
                                 CERTIFICATIONS


I, Charles P. Cooley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Lubrizol
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


           /s/ Charles P. Cooley
--------------------------------
Charles P. Cooley
Chief Financial Officer
November 11, 2002

                            THE LUBRIZOL CORPORATION

     Certification of Chief Executive Officer and Chief Financial Officer of
           The Lubrizol Corporation Pursuant to 18 U.S.C. Section 1350



I certify that, to the best of my knowledge and belief, the Quarterly Report on Form 10-Q of The Lubrizol Corporation for the period ending September 30, 2002:

     (1) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of The Lubrizol Corporation.



           /s/ William G. Bares
-------------------------------
William G. Bares
Chief Executive Officer
November 11, 2002



I certify that, to the best of my knowledge and belief, the Quarterly Report on Form 10-Q of The Lubrizol Corporation for the period ending September 30, 2002:

     (1) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of The Lubrizol Corporation.



      /s/ Charles P. Cooley
---------------------------
Charles P. Cooley
Chief Financial Officer
November 11, 2002