Form 10-K
period 2002-12-31
LUBRIZOL CORP
filed 2003-03-26
CIK 60751

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2g the Act)
                             Yes   X     No
                                 ------    ------

         Aggregate market value (on basis of closing sale price) of voting stock held by nonaffiliates as of June 30, 2002: $1,479,352,243.

         Number of the registrant's Common Shares, without par value, outstanding as of March 1, 2003: 51,457,892.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's 2002 Annual Report to its shareholders (Incorporated into Part I and II of this Form 10-K)

         Portions of the registrant's Proxy Statement dated March 19, 2003 (Incorporated into Part III of this Form 10-K)

                                     PART I

ITEM 1.  BUSINESS

         The Lubrizol Corporation was organized under the laws of Ohio in 1928. The company began business as a compounder of special-purpose lubricants, and in the early 1930's was among the first to commence research in the field of lubricant additives. Today, the company is a global fluid technology company that develops, produces and sells high-performance chemicals, systems and services for industry and transportation. The company creates these products, including specialty additive packages and related equipment, for use in transportation and industrial lubricants and other markets. The company does this by applying advanced chemical and mechanical technologies to enhance the performance, quality and value and reduce the environmental impact of the customer products in which our products are used. Beginning in 2002, the company reorganized its product lines into four principle operating segments: fluid technologies for transportation, fluid technologies for industry, advanced fluid systems and emulsified products.

         PRINCIPAL PRODUCTS. Fluid technologies for transportation is comprised of additives for lubricating engine oils, such as for gasoline, diesel, marine and stationary gas engines and additive components; additives for driveline oils, such as automatic transmission fluids, gear oils and tractor lubricants; and additives for fuel products and refinery and oil field chemicals. In addition, the company sells additive components and viscosity improvers within its lubricant and fuel additives product lines. Fluid technologies for industry includes additives for industrial fluids, such as additives for hydraulic, grease and metalworking fluids and compressor lubricants; and performance chemicals, such as additives for coatings and inks, defoamers and process chemicals. Advanced fluid systems is comprised principally of fluid metering devices, particulate emission trap devices, and FluiPaKTM sensor systems. Emulsified products is comprised of PuriNOxTM low-emissions diesel fuel.

         Revenues within the fluid technologies for transportation (FTT) segment comprised 79%, 82% and 82% of consolidated revenues in 2002, 2001 and 2000, respectively. Within FTT, additives for lubricating engine oils comprised 54%, 55% and 53% of consolidated revenues in 2002, 2001 and 2000, respectively and additives for driveline oils comprised 21%, 22% and 22% of consolidated revenues for these same respective periods. Revenues within the fluid technologies for industry (FTI) segment comprised 19%, 16% and 17% of consolidated revenues in 2002, 2001 and 2000, respectively. Within FTI, additives for industrial fluids comprised 10% of consolidated revenues in 2002, 2001 and 2000. Further financial information for the company's operating segments is contained in Note 13 to the Financial Statements, which is included in the company's 2002 Annual Report to its shareholders and is incorporated herein by reference.

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

         Due to the variety of oil properties and applications, a number of different chemicals are used to formulate the company's products. Each additive combination is designed to fit the characteristics of the customer's base oil and the level of performance specified. Engine oils for passenger cars contain a combination of chemical additives which usually includes one or more detergents, dispersants, oxidation inhibitors and wear inhibitors, pour point depressants and viscosity improvers. Other chemical combinations are used in specialty additive systems for heavy duty engine oils used by trucks and off-highway equipment and in formulations for gear oils, automatic transmission fluids, industrial oils, metalworking fluids, defoamers, and gasoline, diesel and residual fuels.

         The company's advanced fluid systems products principally involve products used in emission controls, such as catalyst, exhaust and filter systems and precision metering devices used in blending and additive injection operations.

         COMPETITION. The company's fluid technologies for transportation segment and fluid technologies for industry segment are highly competitive in terms of price, technology development, product performance and customer service. The company's principal competitors within its fluid technologies for transportation segment, both in the United States and overseas, are Infineum, a joint venture involving two major petroleum companies (Shell Oil Company and Exxon Mobil Corporation); Chevron Oronite Company, a subsidiary of ChevronTexaco Corporation, a major petroleum company; and one chemical company (Ethyl Corporation). The petroleum companies either directly or indirectly produce lubricant and fuel additives for their own use and also sell additives to others. These petroleum companies are also customers of the company and may also sell base oil to the company. The company believes, based on volume sold, that it is the largest supplier to the petroleum industry of performance additive packages for lubricants. In fluid technologies for industry, the company competes primarily in the metalworking fluids, hydraulic fluids, synthetic refrigerant lubricants and additives for paints, coatings and inks and specialty surfactants markets, with numerous competitors within each market.

         CUSTOMERS. The company primarily markets its fluid technologies for transportation and fluid technologies for industry products worldwide through its own sales organization. In addition, the company utilizes sales agents and distributors where necessary. The company's additive customers consist primarily of oil refiners and independent oil blenders and are located in more than 100 countries. In 2002, approximately 45% of the company's consolidated sales were made to customers in North America, 28% to customers in Europe and the Middle East and 27% to customers in Asia-Pacific and Latin America. The company's ten largest customers, most of which are international oil companies and a number of which are groups of affiliated entities, accounted for approximately 55% of consolidated sales in 2002. The loss of one or more of these customers could have a material adverse effect on the company's business, specifically in the fluid technologies for transportation segment. Shell Oil Products, together with its affiliates, was the company's largest customer within the fluid technologies for transportation segment during 2002, comprising 12% of consolidated sales. Shell completed several acquisitions in 2002, including Equilon Enterprises and Pennzoil-Quaker State, and the 2002 percentage includes sales to Shell, Equilon and Pennzoil-Quaker State as well as sales to the combined entity, following the consummation of the acquisitions. Sales to BP comprised 10% of consolidated sales in 2002. The company's chemicals for industry segment is not materially dependent on a single customer or on a few customers.

         RAW MATERIALS. The company utilizes a broad variety of chemical raw materials in the manufacture of its additives and uses oil in processing and blending additives. These materials are obtainable from several sources, and for the most part are derived from petroleum. Political and economic conditions in the Middle East have, in the past, caused and may continue to cause the cost of raw materials to fluctuate significantly; however, the availability of raw materials to the company has not been significantly affected when these conditions occurred. The company expects raw materials to be available in adequate quantities during 2003.

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

         Consolidated research and development expenditures were $93.5 million in 2002, $87.6 million in 2001 and $86.4 million in 2000. These amounts were equivalent to 4.7%, 4.7% and 4.9% of the respective revenues for those years. These amounts include expenditures for the performance evaluation of additive developments in engines and other types of mechanical equipment as well as expenditures for the development of specialty chemicals for industrial applications. In addition, $74.8 million, $70.9 million and $64.4 million was spent in 2002, 2001 and 2000, respectively, for technical service (testing) activities, principally for evaluation in mechanical equipment of specific lubricant formulations designed for the needs of petroleum industry customers throughout the world.

         Research, testing and development expenditures by reporting segment were as follows (in thousands of dollars):


                                                                      2002            2001            2000
                                                                    --------        --------        --------
Research & development expenditures:
 Fluid technologies for transportation                              $ 81,650        $ 74,582        $ 74,526
 Fluid technologies for industry                                       8,557           8,630           8,595
 All Other                                                             3,294           4,370           3,274
                                                                    --------        --------        --------
  Total                                                             $ 93,501        $ 87,582        $ 86,395
                                                                    ========        ========        ========
Testing expenditures:
 Fluid technologies for transportation                              $ 62,247          57,783          54,950
 Fluid technologies for industry                                      10,078          10,826           7,940
 All Other                                                             2,477           2,282           1,520
                                                                    --------        --------        --------
  Total                                                             $ 74,802        $ 70,891        $ 64,410
                                                                    ========        ========        ========

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

         PATENTS. The company owns a variety of United States and foreign patents relating to lubricant and fuel additives, lubricants, chemical compositions and processes, and protective coating materials and processes. While these domestic and foreign patents expire from time to time, the company continues to apply for and obtain patent protection on an ongoing basis. Although the company believes that, in the aggregate, its patents constitute an important asset, it does not regard its business as being materially dependent upon any single patent or any group of related patents. The company utilizes patents in all operating segments.

         ENVIRONMENTAL MATTERS. The company is subject to federal, state and local laws and regulations designed to protect the environment and limit manufacturing wastes and emissions. The company believes that as a general matter its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the consequent financial liability to the company. Compliance with environmental laws and regulations requires continuing management effort and expenditures by the company. Capital expenditures for environmental projects were $3.4 million in 2002, which represented 5.2% of 2002 capital expenditures. The company believes that the cost of complying with environmental laws and regulations will not have a material affect on the earnings, liquidity or competitive position of the company.

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

         EMPLOYEES. At December 31, 2002, the company and its subsidiaries had 5,231 employees of which approximately 51% were in the U.S.

         GEOGRAPHIC AREA INFORMATION. Financial information with respect to domestic and foreign operations is contained in Note 13 to the Financial Statements which is included in the company's 2002 Annual Report to its shareholders, and is incorporated herein by reference.

         The company supplies its additive customers abroad through export from the United States and from overseas manufacturing plants. Sales and technical service offices are maintained in approximately 30 countries outside the United States. As a result, the company is subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations and market risk related to changes in interest rates and foreign currency exchange rates. The company believes the political and economic risks related to its foreign operations are mitigated due to the stability of the countries in which its largest foreign operations are located.

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

         AVAILABLE INFORMATION. The company's Internet address is www.lubrizol.com. The company makes available free of charge on their Internet website the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on From 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the company electronically files the material with or furnishes it to the SEC.


ITEM 2.  PROPERTIES

         The general offices of the company are located in Wickliffe, Ohio. The company has various leases for general office space primarily located in Anaheim, California; Houston, Texas; Naperville, Illinois; Wilmington, Delaware; Southfield, Michigan; Vancouver, Washington; Oakville, Ontario; and London, England. The company leases office and laboratory space in Spartanburg, South Carolina. The company owns three additive manufacturing plants in the United States; one located in the Cleveland, Ohio area, at Painesville, and two near Houston, Texas, at Deer Park and Bayport. Outside the United States, the company owns additive manufacturing/blending plants in Australia, Brazil, Canada, England, France (three locations), Japan, South Africa and Singapore. All of these plants, other than Singapore, are owned in fee. In Singapore, the company owns the plant but leases the land on which the plant is located. The company owns in fee research, development and testing facilities in Wickliffe, Ohio; Hazelwood, England; and Kinurra, Japan. The company also owns in fee a facility in Midland, Michigan, at which air and refrigeration compressor lubricants are developed and marketed; manufacturing plants in Countryside, Illinois; Mountaintop, Pennsylvania; and Germany that manufacture performance specialty chemical additives for the coatings and specialty metalworking fluid and industrial lubricant markets; a manufacturing plant in Atlanta, Georgia, that manufactures fluid metering devices; manufacturing plants in Newmarket and London, Ontario, Canada, and Reno, Nevada, that manufacture particulate emission control devices; a manufacturing plant in Fareham, Hampshire, England, that manufactures additive injection equipment; manufacturing plants in Fountain Inn, South Carolina and Cheyenne, Wyoming, that manufacture antifoam and defoaming agents to the coatings, inks, textile, food, fermentation, mining, wastewater and metalworking industries; and a manufacturing plant in Linden, New Jersey that manufactures polymers including acrylic, methacrylic, alkyd and polyester resins to the paint, coatings, painting ink, laminating, adhesives, sealants and grease markets. The company leases space in Countryside, Illinois, at which specialty chemical additives for the coatings and specialty metalworking fluid and industrial lubricant markets are manufactured and in Paso Robles, California and Bowling Green, Ohio at which specialty surfactants used in personal care products, industrial cleaners and a wide range of other consumer and industrial products are manufactured.

         Additive manufacturing/blending plants in India, Saudi Arabia, and China are owned and operated by joint venture companies licensed by Lubrizol. Lubrizol's ownership of each of these companies ranges from 49% to 50.05%. At the Lanzhou, China plant, the land on which the plant is located is leased.

         The company has entered into long-term contracts for its exclusive use of major marine terminal facilities at the Port of Houston, Texas. In addition, Lubrizol has leases for storage facilities in Australia, Chile, Denmark, Ecuador, England, Finland, France, Holland, Singapore, Spain, South Africa, Sweden and Turkey; Paso Robles, Bakersfield and Los Angeles, California; St. Paul, Minnesota; Bayonne and Edison, New Jersey; Perrysburg, Ohio; Oklahoma City, Oklahoma; Odessa, Texas; and Tacoma, Washington. In some cases, the ownership or leasing of such facilities is through certain of its subsidiaries or affiliates.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the vote of the security holders during the three months ended December 31, 2002.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following sets forth the name, age, recent business experience and certain other information relative to each person who is an executive officer of the company as of March 7, 2003.


     NAME                     BUSINESS EXPERIENCE
     ----                     -------------------

W. G. Bares      Mr. Bares, age 61, became Chairman of the Board on April 22, 1996, and
                 Chief Executive Officer on January 1, 1996. He was President from 1982 to January 10, 2003.

J. R. Ahern      Mr. Ahern, age 56, has been Controller - Accounting and Financial
                 Reporting and  Principal  Accounting  Officer since April 26, 1999. From
                 1993 to April 1999 he was Controller - Operations.

J. W. Bauer      Mr. Bauer, age 49, has been Vice President and General Counsel since April 1992.

D. W. Bogus      Mr. Bogus, age 55, joined the company and became Vice President in May,
                 2000. He is responsible for fluid technologies for industry. Prior to joining the company, he was with PPG Industries, Inc., where he was
                 Vice President of  Governmental Affairs from May 1999 to February 2000,
                 Vice President-Packaging Coatings from October 1998 to May 1999, and
                 Vice President Industrial Coatings from September 1996 to October
                 1998.

C. P. Cooley     Mr. Cooley, age 47, has been Vice President and Chief Financial Officer since he joined the company in April 1998. In addition, he was
                 Treasurer from April 1998 to September 2001. In June 1998 he also became responsible for corporate strategic planning. Prior to joining the company, he was Assistant Treasurer - Corporate Finance at Atlantic
                 Richfield Company.

S. A. Di Biase   Dr. Di Biase, age 50, has been Vice President since September 1993. He has been responsible for emulsified products since October 2001. Prior to that, he was responsible for research and development.

J. L. Hambrick   Mr. Hambrick, age 48, was elected President on January 10, 2003. From
                 May 2000 to January 2003 he was Vice President responsible for managing corporate strategies in the Asia Pacific. From October 1998 to April
                 2000 he was global business manager - engine oils. From January 1994 to September 1998 he was the business development manager for the
                 Former Soviet Union and China business regions.

G. R. Hill       Dr. Hill, age 61, has been Senior Vice President since 1988. He has been responsible for research and development since October 2001 and has been responsible for business development since October 1993. From
                 1996 to June 1998 he was also responsible for corporate strategic planning.

J. E. Hodge      Mr. Hodge, age 60, has been Vice President since September 1993. He is responsible for operations.



     NAME                     BUSINESS EXPERIENCE
     ----                     -------------------

S. F. Kirk       Mr. Kirk, age 53, has been Vice President since September 1993. Since
                 January 1999, he has been responsible for sales and marketing. From
                 April 1996 to January 1999, he was responsible for sales.

Y. Le Couedic    Mr. Le Couedic, age 55, has been Vice President since September 1993.
                 He is responsible for management information systems.

G. R. Lewis      Mr. Lewis, age 43, was elected Vice President responsible for managing
                 Corporate strategies in the Asia Pacific region on January 10, 2003.
                 He was Assistant Secretary from April 2001 to January 2003 and was
                 Assistant to the General Counsel from October 1997 to January 2003.

G. P. Lieb       Mr. Lieb, age 50, has been  Controller - Commercial  Analysis and Support since April 26, 1999. From 1993 to April 1999 he was Controller -
                 Accounting and Financial Reporting. From 1994 to April 1999 he was also
                 Principal Accounting Officer.

M. W. Meister    Mr. Meister, age 48, has been Vice President since April 1993, and was named Chief Ethics Officer in April 1998. He is responsible for human resources.

R. S. Potter     Ms. Potter, age 43, joined the company and was named Treasurer in
                 September 2001. Prior to joining the company, she was Vice President and Treasurer at Dexter Corporation from 1999 to 2000, Leader of
                 Facilities Integration at Hercules,  Inc. from 1998 to 1999, and
                 Assistant Vice President and Treasurer at BetzDearborn Corporation from
                 1996 to 1998.

L. M. Reynolds   Ms. Reynolds, age 42, was named Corporate Secretary in April 2001, and has been Counsel since February 1991. From April 1995 until April 2001, she was Assistant Secretary.

J. D. Stearns    Mr. Stearns, age 55, was named Chief Tax Officer in September 1990. In addition, he has been Controller - Tax Administration since September
                 1986.

J. Wanstreet     Ms. Wanstreet, age 51, was elected Vice President on April 22, 2002.
                 She is responsible for global communications and investor relations.
                 From January 2001 to April 2002 she was Manager, Investor Relations.
                 From January 1999 to December 2000 she was Finance Manager. From
                 January 1995 to December 1998 she was Research Manager.



All executive officers serve at the pleasure of the Board.

                                     PART II


ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS.

         The common shares of the company are listed on the New York Stock Exchange under the symbol LZ. The number of shareholders of record of common shares was 4,055 as of March 7, 2003.

         Information relating to the recent price and dividend history of the company's common shares follows:


                                    COMMON SHARE PRICE HISTORY
                                 --------------------------------                   DIVIDENDS
                                 2002                        2001                PER COMMON SHARE
                                 ----                        ----                ----------------
                           HIGH          LOW          HIGH          LOW         2002          2001
                           ----          ---          ----          ---         ----          ----

1st quarter                $36.18       $31.75        $33.65       $24.13      $ .26         $ .26
2nd quarter                 36.36        32.26         33.69        28.25        .26           .26
3rd quarter                 33.55        27.01         37.69        28.00        .26            26
4th quarter                 31.60        26.20         35.75        27.75        .26           .26
                                                                               -----         -----
                                                                               $1.04         $1.04
                                                                               =====         =====

On November 6, 2002, the company issued 3,282 common shares in a transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the shares to the beneficiary of a former director pursuant to a deferred compensation plan for directors.


ITEM 6.  SELECTED FINANCIAL DATA.

         The summary of selected financial data for each of the last five years included in the Historical Summary contained on pages 42 and 43 of the company's 2002 Annual Report to its shareholders is incorporated herein by reference. Other income for 2000 includes a litigation settlement gain of $19.4 million and credits of $4.5 million for adjustments to the second program of the company's cost reduction initiative. Other income (charges) for 1999 includes litigation settlement gains of $17.6 million and special charges of $19.6 million for the second program of the company's cost reduction initiative and adjustments to the first program of the company's cost reduction initiative.

         Total debt reported in the Historical Summary includes the following amounts classified as long-term at December 31: $384.8 million in 2002, $388.1 million in 2001, $378.8 million in 2000, $365.4 million in 1999, and $390.4 million in 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Management's Discussion and Analysis of Financial Condition and Results of Operations, including the information appearing under the heading "Cautionary Statement For `Safe Harbor' Purposes Under the Private Securities Litigation Reform Act of 1995", contained on pages 10 through 21, inclusive, of the company's 2002 Annual Report to its shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information appearing under the heading "Quantitative and Qualitative Disclosures about Market Risk" contained on page 21 of the company's 2002 Annual Report to its shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements of the company and its subsidiaries, together with the independent auditors' report relating thereto, contained on pages 22 through 41, inclusive, of the company's 2002 Annual Report to its shareholders, and the Quarterly Financial Data (Unaudited) contained on page 22 of such 2002 Annual Report, are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information contained under the heading "Election of Directors" on pages 3 to 6, inclusive, and under "Section 16(a) Beneficial Ownership Reporting Compliance" on page 21 of the company's Proxy Statement dated March 19, 2003, is incorporated herein by reference. Information relative to executive officers of the company is contained under "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

         The information relating to executive compensation contained under the headings "Director Compensation" on page 9, "Executive Compensation - Summary Compensation Table" and "- Stock Incentive Plans" on pages 12 through 14, inclusive, under "Employee and Executive Officer Benefit Plans - Pension Plans" on pages 18 and 19 and under "Employee and Executive Officer Benefit Plans - Supplemental Retirement Plan" and "- Executive Agreements" on pages 20 and 21, of the company's Proxy Statement dated March 19, 2003, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information relating to security ownership set forth under the heading "Share Ownership of Directors, Executive Officers and Large Beneficial Owners" on pages 10 and 11 of the company's Proxy Statement dated March 19, 2003, is incorporated herein by reference.

The following table gives information about the company's common stock that may be issued under the company's equity compensation plans as of December 31, 2002.

Equity Compensation Plan Information


                                                                                   Number of securities
                              Number of                                            remaining available
                       securities to be issued    Weighted-average exercise      for future issuance under
                           upon exercise of          price of outstanding        equity compensation plans
                         outstanding options,       options, warrants and          (excluding securities
Plan Category            warrants and rights                rights               reflected in column (a))
--------------------- --------------------------- --------------------------- --------------------------------

Equity compensation
plans approved by
security holders

                         5,272,723  (1)                $31.38                        611,698   (2)
--------------------- --------------------------- --------------------------- --------------------------------
Equity compensation
plans not approved
by security holders

                                    (3)                 n/a                                    (3)

--------------------- --------------------------- --------------------------- --------------------------------
Total                    5,272,723                     $31.38                        611,698
--------------------- --------------------------- --------------------------- --------------------------------


(1) This number does not include performance share stock awards granted under the 1991 Stock Incentive Plan.

        Performance share stock awards were granted to certain executive officers in 1997, 1998, 2000, 2001 and 2002. Common shares equal to the number of outstanding performance shares will be issued if the price for Lubrizol common shares reaches $45 for ten consecutive trading days or March 24, 2003, whichever occurs first. The number of outstanding performance shares as of December 31, 2002, was 60,750.

(2) The number of shares available under the 1991 Stock Incentive Plan during a calendar year is 1% of the outstanding shares on January 1 of that year, plus any unused shares from previous years. As of January 1, 2003, the number of shares available was 1,126,274.

(3) Under a deferred compensation plan, certain executive officers may defer any amount of their variable pay under the performance pay plan. Deferred amounts are converted into share units based on the current market price of Lubrizol's shares, which are then multiplied by 1.25. Additional share units are credited for quarterly dividends paid on Lubrizol shares. At the end of the deferral period, which is at least three years, common shares are issued equal to the number of share units in the participant's account. As of December 31, 2002, there were 61,588 share units outstanding.

        Under a deferred stock compensation plan for outside directors, each director who is not a Lubrizol employee receives 500 share units on each October 1 and is credited with additional share units for quarterly dividends paid on Lubrizol shares. When a person is no longer a director, Lubrizol shares are issued equal to the number of share units in the person's account. As of December 31, 2002, there were 39,533 share units outstanding.

        Under a deferred compensation plan for directors, each director who is not a Lubrizol employee may defer all or any portion of his or her yearly fee and meeting attendance fees and have these amounts credited to various cash investment accounts and/or a share unit account. The number of share units credited to the share unit account is based on the price of Lubrizol shares on the day the share units are credited to the account and includes share units credited for quarterly dividends paid on Lubrizol shares. When a person is no longer a director, Lubrizol shares are issued equal to the number of share units in the person's share unit account. As of December 31, 2002, there were 33,312 share units outstanding.

        Under a deferred compensation plan for officers, each executive officer may defer all or any portion of his or her total annual pay and have these amounts credited to various cash investment accounts and/or a share unit account. The number of share units credited to the share unit account is based on the price of Lubrizol shares on the day the share units are credited to the account and includes share units credited for quarterly dividends paid on Lubrizol shares. Upon the distribution date, Lubrizol shares are issued equal to the number of share units in the person's share unit account. As of December 31, 2002, there were 1,746 share units outstanding.

        Under a supplemental retirement plan for an executive officer, 500 share units are credited each anniversary date of the officer's employment to the officer's account and includes shares units credited for quarterly dividends paid on Lubrizol shares. Upon retirement the executive officer may elect to receive cash or Lubrizol shares equal to the number of share units in the account. As of December 31, 2002, there were 1,591 share units outstanding.

        Under a one-year renewable consulting agreement for a non-Lubrizol employee, 1,500 common shares are issued to the consultant each renewal date, if any, of the consulting agreement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained in footnote (1) under the heading "Share Ownership of Directors, Executive Officers and Large Beneficial Owners - Five Percent Beneficial Owners" on page 11 of the company's Proxy Statement dated March 19, 2003, is incorporated herein by reference.


ITEM 14. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-14c). Based on that evaluation, the company's chief executive officer and chief financial officer concluded that, as of the evaluation date, the disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's periodic SEC filings. There have been no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                                          PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K.

          (a)     Documents filed as part of this Annual Report:

                  1. The following consolidated financial statements of The Lubrizol Corporation and its subsidiaries, together with the independent auditors' report relating thereto, contained on pages 22 through 41, inclusive, of Lubrizol's 2002 Annual Report to its shareholders, and incorporated herein by reference:

                           Independent Auditors' Report

                           Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

                           Consolidated Balance Sheets at December 31, 2002 and 2001

                           Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

                           Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000

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

                  (4)(b) Indenture dated as of November 25, 1998, between The Lubrizol Corporation and The First National Bank of Chicago as Trustee. (Reference is made to Exhibit
                           (4)(b) to The Lubrizol Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, which
                           Exhibit is incorporated herein by reference.)The company agrees, upon request, to furnish to the Securities and Exchange Commission a copy of any instrument authorizing long-term debt that does not authorize debt in excess of 10% of the total assets of the company and its subsidiaries on a consolidated basis.

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

                  (10)(d)* The Lubrizol Corporation Excess Defined Benefit Plan,
                           as amended. (Reference is made to Exhibit (10)(d) to the Lubrizol Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2002 which
                           Exhibit is incorporated herein by reference.)

                  (10)(e)* The Lubrizol Corporation Excess Defined Contribution
                           Plan, as amended. (Reference is made to Exhibit
                           (10)(e) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, which Exhibit is incorporated herein by reference.)

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

                  (10)(j)* The Lubrizol Corporation Officers' Supplemental
                           Retirement Plan, as amended. (Reference is made to Exhibit (10)(j) to The Lubrizol Corporation's Quarterly Report on Form 10-K for the period ended September 30, 2002, which Exhibit is incorporated herein by reference.)

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

                  (10)(m)* Supplemental Retirement Plan for Donald W. Bogus.
                           (Reference is made to Exhibit (10)(m) to The Lubrizol Corporation's Annual Report or Form 10-K for the year ended December 31, 2001, which Exhibit is incorporated herein by reference.)

                  (10)(n)* The Lubrizol Corporation Executive Officer Long Term
                           Incentive Plan.

                  (12)     Computation of Ratio of Earnings to Fixed Charges.

                  (13) The following portions of The Lubrizol Corporation 2002 Annual Report to its shareholders:

                           Pages 10-21  Management's Discussion and
                                        Analysis of Financial Condition and
                                        Results of Operations

                           Page 22      Quarterly Financial Data (Unaudited)

                           Page 22      Independent Auditors' Report

                           Page 23 Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

                           Page 24      Consolidated Balance Sheets at
                                        December 31, 2002 and 2001

                           Page 25 Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

                           Page 26      Consolidated Statements of
                                        Shareholders' Equity for the years ended
                                        December 31, 2002, 2001 and 2000

                           Pages 27-41  Notes to Financial Statements

                           Pages 42-43  Historical Summary

                  (21)     List of Subsidiaries of The Lubrizol Corporation

                  (23)     Consent of Independent Auditors

          *Indicates management contract or compensatory plan or arrangement.

          (b)      Reports on Form 8-K

                   No reports on Form 8-K were filed during the three months ended December 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on March 24, 2003, on its behalf by the undersigned, thereunto duly authorized.




                                       THE LUBRIZOL CORPORATION


                                       BY      /S/W. G. BARES
                                         ---------------------------------------
                                         W. G. Bares, Chairman of the Board
                                         and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 24, 2003, by the following persons on behalf of the Registrant and in the capacities indicated.


  /s/ W. G. BARES                   Chairman of the Board and Chief Executive
-------------------------------     Officer
W. G. Bares                         (Principal Executive Officer)

  /s/ C. P. COOLEY                  Vice President and Chief Financial Officer
-------------------------------     (Principal Financial Officer)
C. P. Cooley

  /s/ J. R. AHERN                   Controller, Accounting and Financial
-------------------------------     Reporting
J. R. Ahern                         (Principal Accounting Officer)

  /s/ JERALD A. BLUMBERG            Director
-------------------------------
Jerald A. Blumberg

  /s/ FOREST J. FARMER, SR.         Director
-------------------------------
Forest J. Farmer, Sr.

  /s/ GORDON D. HARNETT             Director
-------------------------------
Gordon D. Harnett

  /s/ VICTORIA F. HAYNES            Director
-------------------------------
Victoria F. Haynes

  /s/ DAVID H. HOAG                 Director
-------------------------------
David H. Hoag

  /s/ WILLIAM P. MADAR              Director
-------------------------------
William P. Madar

  /s/ PEGGY GORDON MILLER           Director
-------------------------------
Peggy Gordon Miller

  /s/ RONALD A. MITSCH              Director
-------------------------------
Ronald A. Mitsch

  /s/ DANIEL E SOMERS               Director
-------------------------------
Daniel E. Somers

                                 CERTIFICATIONS



I, William G. Bares, certify that:

1. I have reviewed this annual report on Form 10-K of The Lubrizol Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


        /s/ WILLIAM G. BARES
---------------------------------
William G. Bares
Chief Executive Officer
March 24, 2003

                                 CERTIFICATION
                                 -------------



I, Charles P. Cooley, certify that:

1. I have reviewed this annual report on Form 10-K of The Lubrizol Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


        /s/ CHARLES P. COOLEY
---------------------------------
Charles P. Cooley
Chief Financial Officer
March 24, 2003

     Certification of Chief Executive Officer and Chief Financial Officer of
           The Lubrizol Corporation Pursuant to 18 U.S.C. Section 1350



I certify that, to the best of my knowledge and belief, the Annual Report on Form 10-K of The Lubrizol Corporation for the period ending December 31, 2002:

     (1) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of The Lubrizol Corporation.



        /s/ WILLIAM G. BARES
---------------------------------
William G. Bares
Chief Executive Officer
March 24, 2003






I certify that, to the best of my knowledge and belief, the Annual Report on Form 10-K of The Lubrizol Corporation for the period ending December 31, 2002:

     (1) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of The Lubrizol Corporation.




      /s/ CHARLES P. COOLEY
---------------------------------
Charles P. Cooley
Chief Financial Officer
March 24, 2003