Form 10-Q
period 2003-03-31
LUBRIZOL CORP
filed 2003-05-07
CIK 60751

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                    Yes   [ X ]         No   [   ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes   [X]    No   [ ]

Number of the registrant's common shares, without par value, outstanding, as of March 31, 2003: 51,491,270.

                          PART I. FINANCIAL INFORMATION

                           Item 1 Financial Statements

                            THE LUBRIZOL CORPORATION

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------
                                                                  March 31              December 31
(In Thousands of Dollars)                                           2003                   2002
-----------------------------------------------------------------------------------------------------
ASSETS
Cash and short-term investments ......................          $   227,146           $   266,428
Receivables ..........................................              332,955               295,508
Inventories:
  Finished products ..................................              143,119               148,478
  Products in process ................................               80,249                58,643
  Raw materials ......................................               72,395                76,779
  Supplies and engine test parts .....................               19,248                19,068
                                                                -----------           -----------
                                                                    315,011               302,968
                                                                -----------           -----------
Other current assets .................................               44,510                44,875
                                                                -----------           -----------
                    Total current assets .............              919,622               909,779
Property and equipment - net .........................              670,800               679,155
Goodwill .............................................              168,807               168,352
Intangible assets - net ..............................               41,932                43,162
Investments in nonconsolidated companies .............                7,298                 6,690
Other assets .........................................               54,528                52,999
                                                                -----------           -----------
                         TOTAL .......................          $ 1,862,987           $ 1,860,137
                                                                ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt and current portion of long-term debt           $    12,639           $    17,046
Accounts payable .....................................              129,480               140,424
Accrued expenses and other current liabilities .......              139,512               150,271
                                                                -----------           -----------
                    Total current liabilities ........              281,631               307,741
                                                                -----------           -----------
Long-term debt .......................................              384,155               384,845
Postretirement health care obligation ................               96,973                96,495
Noncurrent liabilities ...............................               94,810                92,655
Deferred income taxes ................................               56,165                55,761
                                                                -----------           -----------
                    Total liabilities ................              913,734               937,497
                                                                -----------           -----------

Minority interest in consolidated companies ..........               51,616                53,388
Contingencies and commitments
Shareholders' equity:
  Preferred stock without par value - authorized
    and unissued:
      Serial Preferred Stock -  2,000,000 shares
      Serial Preference Shares - 25,000,000 shares
  Common shares without par value:
    Authorized 120,000,000 shares
    Outstanding -  51,491,270 shares as of Mar. 31,
      2003 after deducting 34,704,624 treasury
      shares, 51,457,642 shares as of December 31,
      2002 after deducting 34,738,252 treasury shares               120,197               118,985
  Retained earnings ..................................              854,341               828,318
  Accumulated other comprehensive loss ...............              (76,901)              (78,051)
                                                                -----------           -----------
                    Total shareholders' equity .......              897,637               869,252
                                                                -----------           -----------
                         TOTAL .......................          $ 1,862,987           $ 1,860,137
                                                                ===========           ===========

Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------------------------------
                                                            Three Month Period
                                                               Ended March 31
                                                   --------------------------------------
(In Thousands Except Per Share Data)                    2003                  2002
-----------------------------------------------------------------------------------------
Net sales ..................................          $ 507,000           $ 466,713
Royalties and other revenues ...............              1,213                 799
                                                      ---------           ---------
          Total revenues ...................            508,213             467,512

Cost of sales ..............................            368,263             331,210
Selling and administrative expenses ........             50,815              48,743
Research, testing and development expenses .             41,633              40,566
Restructuring charge .......................              3,506                --
                                                      ---------           ---------
          Total cost and expenses ..........            464,217             420,519

Other income (expense) - net ...............               (309)               (719)
Interest income ............................              1,041               1,709
Interest expense ...........................             (5,888)             (5,387)
                                                      ---------           ---------
Income before income taxes and cumulative
 effect of change in accounting principle ..             38,840              42,596
Provision for income taxes .................             12,817              12,779
                                                      ---------           ---------
Income before cumulative effect of change
 in accounting principle ...................             26,023              29,817
Cumulative effect of change in accounting
 principle .................................               --                (7,785)
                                                      ---------           ---------
Net income .................................          $  26,023           $  22,032
                                                      =========           =========

Net income per share .......................
 Income before cumulative effect of
  change in accounting principle ...........          $    0.50           $    0.58
 Cumulative effect of change in accounting
  principle ................................               --                 (0.15)
                                                      ---------           ---------
Net income per share .......................          $    0.50           $    0.43
                                                      =========           =========

Net income per share, diluted ..............
 Income before cumulative effect of
  change in accounting principle ...........          $    0.50           $    0.58
 Cumulative effect of change in accounting
  principle ................................               --                 (0.15)
                                                      ---------           ---------
 Net income per share, diluted .............          $    0.50           $    0.43
                                                      =========           =========
Dividends per share ........................          $    0.26           $    0.26
                                                      =========           =========
Weighted average common shares outstanding .             51,643              51,343


Amounts shown are unaudited.

                               THE LUBRIZOL CORPORATION


CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------
                                                                        Three Month Period
                                                                          Ended March 31
                                                              -------------------------------------
(In Thousands of Dollars)                                           2003                2002
---------------------------------------------------------------------------------------------------
Cash provided from (used for):
Operating activities:
  Net income ..........................................          $  26,023           $  22,032
  Adjustments to reconcile net income to cash provided
   by operating activities:
    Depreciation and amortization .....................             24,452              22,492
    Deferred income taxes .............................              1,535                (365)
    Restructuring charge ..............................              3,506
    Cumulative effect of change in accounting principle                                  7,785

    Change in current assets and liabilities:
      Receivables .....................................            (34,228)            (22,496)
      Inventories .....................................            (10,566)             10,650
      Accounts payable and accrued expenses ...........            (13,558)             10,596
      Other current assets ............................             (1,002)             (4,823)
    Other items - net .................................             (1,947)               (421)
                                                                 ---------           ---------
          Total operating activities ..................             (5,785)             45,450
Investing activities:
  Capital expenditures ................................            (15,331)            (12,126)
  Acquisitions and investments in nonconsolidated
    companies .........................................                                (17,235)
  Other - net .........................................               (235)              2,252
                                                                 ---------           ---------
          Total investing activities ..................            (15,566)            (27,109)
Financing activities:
  Short-term borrowings,(repayments) net ..............             (4,225)              1,528
  Long-term repayments ................................               (103)                (14)
  Long-term borrowings ................................                 11
  Dividends paid ......................................            (13,379)            (13,328)
  Stock options exercised .............................              1,190               5,622
                                                                 ---------           ---------
          Total financing activities ..................            (16,506)             (6,192)
Effect of exchange rate changes on cash ...............             (1,425)                361
                                                                 ---------           ---------
Net increase (decrease) in cash and short-term
  investments .........................................            (39,282)             12,510
Cash and short-term investments at beginning of period             266,428             189,095
                                                                 ---------           ---------
Cash and short-term investments at end of period ......          $ 227,146           $ 201,605
                                                                 =========           =========


Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                  Amounts in thousands (except per share data)
                                 March 31, 2003

1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and December 31, 2002, and the results of operations and cash flows for the applicable periods ended March 31, 2003 and 2002.

2. Net income per share is computed by dividing net income by average common shares outstanding during the period, including contingently issuable shares. Net income per diluted share includes the dilutive effect resulting from outstanding stock options and stock awards.

     Per share amounts are computed as follows:

                                                                       Three Month Period
                                                                         Ended March 31
                                                                 -----------------------------
                                                                     2003               2002
                                                                 ----------          ---------
Numerator:
 Income before cumulative effect of change
   in accounting principle ............................          $   26,023          $ 29,817
 Cumulative effect of change in accounting
   principle ..........................................                --              (7,785)
                                                                 ----------          --------
 Net income ...........................................          $   26,023          $ 22,032
                                                                 ==========          ========
Denominator:
 Weighted average common shares outstanding ...........              51,643            51,343
 Dilutive effect of stock options and awards ..........                  89               401
                                                                 ----------          --------
Denominator for net income per share, diluted .........              51,732            51,744
                                                                 ==========          ========

Net Income Per Share:
 Net income before cumulative effect of
   change in accounting principle .....................          $     0.50          $   0.58
                                                                 ==========          ========
 Net income per share .................................          $     0.50          $   0.43
                                                                 ==========          ========

Diluted Net Income Per Share:
 Income per share before cumulative effect of
   change in accounting principle .....................          $     0.50          $   0.58
                                                                 ==========          ========
 Net income per share, diluted ........................          $     0.50          $   0.43
                                                                 ==========          ========



     Weighted average shares issuable upon the exercise of stock options which were excluded from the diluted earnings per share calculations because they were antidilutive were 4.0 million in 2003 and 1.0 million in 2002.

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                  Amounts in thousands (except per share data)
                                 March 31, 2003


3. Total comprehensive income for the three-month periods ended March 31, 2003 and 2002 is comprised as follows:

                                                                            Three Month Period
                                                                              Ended March 31
                                                                           2003              2002
                                                                         --------         --------
      Net income                                                         $ 26,023         $ 22,032
      Foreign currency translation adjustment                                 872           (3,028)

      Unrealized gains - interest rate swaps                                  278              511
                                                                         --------         --------
      Total comprehensive income                                         $ 27,173         $ 19,515
                                                                         ========         ========



4. The company aggregates its product lines into four principal operating segments: fluid technologies for transportation, fluid technologies for industry, advanced fluid systems and emulsified products. Fluid technologies for transportation (FTT) is comprised of additives for lubricating engine oils, such as for gasoline, diesel, marine and stationary gas engines and additive components; additives for driveline oils, such as automatic transmission fluids, gear oils and tractor lubricants; and additives for fuel products and refinery and oil field chemicals. In addition, this segment sells additive components and viscosity improvers within its lubricant and fuel additives product lines. The company's fluid technologies for transportation product lines are generally produced in shared manufacturing facilities and sold largely to a common customer base. Fluid technologies for industry (FTI) includes industrial additives, such as additives for hydraulic, grease and metalworking fluids and compressor lubricants; and performance chemicals, such as additives for coatings and inks, defoamers and process chemicals. The advanced fluid systems and emulsified products operating segments do not constitute reportable business segments. The results of these two operating segments have been aggregated into the all other segment. Advanced fluid systems is comprised of fluid metering devices, particulate emission trap devices, and FluiPakTM sensor systems, and emulsified products is comprised of PuriNOxTM low-emissions diesel fuel.

     The company primarily evaluates performance and allocates resources based on segment contribution income, defined as revenues less expenses directly identifiable to the product lines aggregated within each segment, as well as projected future returns. In addition, in calculating segment operating profit before tax, the company allocates corporate research, testing, selling and administrative expenses, primarily based upon revenues, and assigns excess capacity costs to the segments to which it applies.

     The following table presents a summary of the company's reportable segments for the three months ended March 31, 2003 and 2002 based on the current reporting structure. Prior-year amounts have been restated to reflect reclassifications of products between reporting segments and changes in allocation methodology of corporate expenses.

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                  Amounts in thousands (except per share data)
                                 March 31, 2003


                                                                                      Three Month Period
                                                                                         Ended March 31
                                                                               ------------------------------
                                                                                  2003                 2002
                                                                               ---------            ---------
        Revenues from external customers:
         Fluid technologies for transportation (FTT)                           $ 390,476            $ 381,421
         Fluid technologies for industry (FTI)                                   110,542               80,315
         All other                                                                 7,195                5,776
                                                                               ---------            ---------
          Total revenues                                                       $ 508,213            $ 467,512
                                                                               =========            =========

        Segment contribution income(loss):
         Fluid technologies for transportation (FTT)                           $  75,398            $  77,317
         Fluid technologies for industry (FTI)                                    20,578               16,155
         All other                                                                (2,065)              (3,024)
                                                                               ---------            ---------
          Total segment contribution income                                    $  93,911            $  90,448
                                                                               =========            =========

        Segment operating profit(loss):
         Fluid technologies for transportation (FTT)                           $  38,530            $  39,777
         Fluid technologies for industry (FTI)                                    12,057               10,608
         All other                                                                (3,394)              (4,111)
                                                                               ---------            ----------
          Total segment operating profit                                          47,193               46,274


         Restructuring charge                                                     (3,506)

         Interest expense - net                                                   (4,847)              (3,678)
                                                                               ---------            ---------
         Income before income taxes and cumulative
          effect of change in accounting principle                             $  38,840            $  42,596
                                                                               =========            =========




5. In February, 2003, the company notified employees at its Bromborough, England facility of plans to restructure and reduce operational costs to remain competitive. The facility is planning to consolidate various operational activities to achieve greater efficiency through improved business processes. There will be a reduction by the end of 2003 of 40 employees, or approximately 35% of the facility's headcount. These changes began during the first quarter of 2003 and are expected to be completed by the end of 2003. As a result of these changes, the company recorded a restructuring charge of $3.5 million during the first quarter of 2003, which consisted of $2.1 million in severance costs and $1.4 million in asset impairment for production units taken out of service. The charge is reported as a separate line item in the consolidated income statement, entitled "Restructuring charge" and is included in the "Total cost and expenses" subtotal on the consolidated income statement. Cash expenditures of $.6 million were made in the first quarter of 2003 and $1.5 million remains as an accrued liability at March 31, 2003, relating to employees to be separated within the legal notification period of 90 days of the restructuring announcement date. Additional severance costs of approximately $1.0 million are expected to be incurred during the remainder of 2003 for those employees that will be separated after 90 days of the legal notification date of the restructuring. Additionally, further production equipment may be written off, having a book value in the range of $1.0 million to $2.0 million.

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                  Amounts in thousands (except per share data)
                                 March 31, 2003


6. The company has elected the intrinsic value method to account for employee stock options. The following table shows the pro forma effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                                    Three Month Period
                                                                                      Ended March 31
                                                                              -----------------------------
                                                                                 2003                2002
                                                                              ---------           ---------
      Reported net income                                                      $ 26,023            $ 22,032
      Plus: Stock-based employee compensation (net of
            tax) included in net income                                             181                   9
      Less: Stock-based employee compensation (net of
            tax) using the fair value method                                     (1,400)             (1,508)
                                                                              ---------           ---------
      Pro forma net income                                                     $ 24,804            $ 20,533
                                                                              =========           =========

      Reported net income per share                                            $   0.50            $   0.43
                                                                              =========           =========
      Pro forma net income per share                                           $   0.47            $   0.40
                                                                              =========           =========
      Reported net income per share, diluted                                   $   0.50            $   0.43
                                                                              =========           =========
      Pro forma net income per share, diluted                                  $   0.47            $   0.40
                                                                              =========           =========


                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Our revenues increased in the first quarter of 2003 as compared with the first quarter of 2002, primarily due to higher average selling price caused by favorable currency, and the impact of acquisitions made in 2002. The increased revenues were partially offset by higher raw material costs and higher manufacturing expenses. Slightly higher STAR (selling, testing, administration and research) expenses and a restructuring charge resulted in a decrease in total revenues less total costs and expenses in 2003 compared with 2002. Higher interest expense along with an increased effective tax rate in the first quarter of 2003, compared with the same period in 2002, resulted in lower income before the cumulative effect of a change in accounting principle. Net income increased in the first quarter of 2003, compared with the same period in 2002, due to the absence in 2003 of the cumulative effect of a change in accounting principle that was recorded in the prior year for goodwill impairment.

We group our product lines into three reportable segments: fluid technologies for transportation, fluid technologies for industry and all other. Fluid technologies for transportation comprised approximately 77% of our consolidated revenues and 80% of our segment pre-tax operating profits for the first quarter of 2003. See Note 4 to the financial statements for further financial disclosures by reporting segment.

Our consolidated revenues increased $40.7 million, or 9%, for the first quarter of 2003 compared with the same period in 2002. The increase was due to a 3% increase in our shipment volume from acquisitions along with a 6% increase in average selling price. Excluding 2002 acquisitions (Kabo Unlimited, Inc., Dock Resins Corporation, Chemron Corporation and Intermountain Specialties, Inc., also known as Brose Chemical Company), revenues increased $20.1 million, or 4%, due to higher average selling price primarily driven by favorable currency.

Changes in our shipment volume vary in different geographic areas. The following table shows our 2003 first quarter shipment volume by geographic area as well as the corresponding changes compared with first quarter 2002:

                                                            1st Qtr                        1st Qtr
                                           1st Qtr        2003 vs. 2002                  2003 vs. 2002
                                            2003             Total                  Excluding Acquisitions
                                           Volume      Increase/(Decrease)            Increase/(Decrease)
                                           ------      -------------------          ----------------------

     North America                           45%               10%                           (5%)
     Europe                                  29%               (3%)                          (3%)
     Asia-Pacific/Middle East                19%               (3%)                          (3%)
     Latin America                            7%                7%                            7%
                                           -----
     Total                                  100%                3%                           (3%)


Excluding 2002 acquisitions, volume decreased 3% in the first quarter of 2003 compared with the first quarter of 2002. Approximately 2% of the decrease was due to a shift in our viscosity modifier product line from liquids to a higher-value concentrated solid form. The remaining volume decrease was due to losses associated with a major international customer. See the "Segment Analysis" section for additional explanation of shipment volume variances by zone for the first quarter of 2003 compared with the comparable period in 2002.

Our average additive selling price increased 6% in the first quarter of 2003 compared with the first quarter of 2002. The increase was primarily due to 5%

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


favorable currency effects as the dollar weakened against the euro, along with a slight increase in the combination of price and mix. Sequentially, first quarter 2003 average additive selling price was 4% higher than the fourth quarter of 2002 equally due to an increase in the combination of price and mix and favorable currency effects.

Royalties and other revenues increased $.4 million, or 52%, primarily due to higher royalties for synthetic refrigerant lubricants and third party toll processing fees at our Canadian subsidiary.

Our cost of sales for the first quarter of 2003 increased $37.1 million, or 11% ($21.6 million, or 7%, excluding 2002 acquisitions), compared with the first quarter of 2002, primarily due to increases in average raw material cost and total manufacturing expenses. Average raw material cost increased 6% primarily due to a 3.5% increase in the combination of raw material prices and higher priced product mix along with 2.5% unfavorable currency effects. Sequentially, average raw material cost increased 2% from the fourth quarter of 2002. We believe raw material costs will continue to increase in the second quarter of 2003. Total manufacturing expenses increased 16% primarily due to unfavorable currency, higher utility and maintenance expenses and higher shipment volume associated with acquisitions. Total manufacturing expenses also included a reclassification of approximately $1.5 million in expenses at certain subsidiaries of our fluid technologies for industry (FTI) and advanced fluid systems (AFS) segments that were previously charged to selling and administrative expenses. We estimate the total impact of the reclassification of expenses for 2003 will be approximately $5.0 million.

In April 2003, an after working hours fire destroyed a metalworking additive blending facility we leased in Detroit. There were no injuries, nor any damage to a nearby warehouse where we store finished goods, and we have been able to supply customers from this warehouse and by shifting production to our Painesville, Ohio plant. The costs associated with the fire have been estimated to be in the $1.5 million to $2.0 million range. In April 2003, a fire associated with a maintenance shutdown also occurred in a dispersant production unit in our plant in Le Havre, France. Based upon our initial assessment, the costs for this fire may reach up to $2.5 million. The costs for both fires will be included in costs of sales as manufacturing expenses, most of which will be incurred in the second quarter of 2003.

Gross profit (net sales less cost of sales) for the first quarter of 2003 increased $3.2 million, or 2% (decreased $1.8 million, or 1%, excluding 2002 acquisitions), compared with the first quarter of 2002. The increase was primarily due to higher volume from acquisitions and higher average selling price, partially offset by higher average raw material cost and higher manufacturing expenses. Our gross profit percentage (gross profit divided by net sales) decreased to 27.4% in the first quarter of 2003, compared with 29.0% in the first quarter of 2002. The decrease was primarily due to higher average raw material cost, higher unit manufacturing cost (manufacturing expenses per metric ton sold) and the reclassification of the FTI and AFS selling and administrative expenses to manufacturing expenses. The impact of 2002 acquisitions and the expense reclassification accounted for a decrease of 40 basis points in our gross profit percentage. Sequentially, the gross profit percentage increased from 26.6% in the fourth quarter of 2002. We anticipate our full year 2003 gross profit percentage could decrease in the range of 100 to 125 basis points from our 2002 annual average of 28.5%.

Selling and administrative expenses increased by $2.1 million, or 4% ($.2 million, or less than 1%, excluding 2002 acquisitions), for the first quarter of 2003 compared with the same period in 2002. The increase excluding acquisitions was due to unfavorable currency and higher salaries and employee

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


benefit costs, partially offset by the absence of the $2.0 million charge which occurred in 2002 for a contract claim related to an employee offsite personal injury.

Our research, testing and development expenses (technology expenses) increased $1.1 million, or 3% ($.5 million, or 1%, excluding 2002 acquisitions), for the first quarter of 2003 compared with the same period in 2002, primarily due to unfavorable currency as a result of the weaker dollar. In addition, there was a write-down of $.9 million in the value of a former technical facility in Japan that we expect to sell this year, partially offset by lower outside testing expenses.

In the first quarter of 2003, we recorded a restructuring charge of $3.5 million, or $.05 per share, for our Bromborough, England intermediate production and blending facility. We have eliminated some capacity at this facility and have planned a reduction of 40 positions, or approximately 35% of this facility's headcount, by the end of 2003. The restructuring charge included $2.1 million in employee separation benefits and a $1.4 million asset impairment for production units taken out of service. We estimate the Bromborough restructuring will be completed by year-end and will cost an additional $2.0 to $3.0 million. Total annualized savings are projected to be $4.0 million, of which $1.5 million will be realized in 2003.

The change in other income (expense) favorably affected pre-tax income by $.4 million for the first quarter of 2003 compared to the first quarter of 2002. Higher currency translation gains were partially offset by higher intangibles amortization expense and minor losses at our Asian joint ventures.

Interest income decreased $.7 million for the first quarter of 2003 compared to the first quarter of 2002, due to lower interest rates. Interest expense increased by $.5 million for the first quarter of 2003 compared with the first quarter of 2002, due to the absence of the interest rate swap agreements we utilized in 2002. The swap agreements reduced 2002 interest expense by approximately $1.2 million, calculated as the difference in interest expense between our fixed rate interest and the lower variable rate interest per the swap agreements. As a result of the interest rate swaps that were terminated in 2002, the unrecognized gain is being amortized as a reduction of interest expense through December 1, 2008. Amortization of the unrealized gain reduced interest expense in the first quarter of 2003 by approximately $.7 million.

As a result of the above factors, our income before income taxes and the cumulative effect of a change in accounting principle for the first quarter of 2003 decreased 9% to $38.8 million, compared with $42.6 million for the first quarter of 2002.

We had an effective tax rate of 33% for the first quarter of 2003, compared with 30% for the first quarter of 2002. The higher effective tax rate in 2003, which reduced first quarter earnings by $.02 per share, was primarily due to the absence of a U.S. tax benefit from a charitable contribution of technology made in 2002 that is not expected to recur in 2003.

As a result of the factors described above, income before the cumulative effect of a change in accounting principle decreased $3.8 million, or 13%, for the first quarter of 2003, compared with the same period in 2002. Income per share, before the cumulative effect of a change in accounting principle, was $.50 for the first quarter of 2003, compared with $.58 for the corresponding period in 2002.

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


During the first half of 2002, we completed the impairment analysis required for Statement of Financial Accounting Standards 142 (SFAS 142), "Goodwill and Other Intangible Assets," which we adopted on January 1, 2002. There was no impairment either in the fluid technologies for transportation segment or in the fluid technologies for industry operating segment. However, for the advanced fluid systems operating segment, which is included in the all other reporting segment, we recorded an impairment of $7.8 million, thus eliminating all the goodwill for the all other reporting segment. The charge was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002.

Primarily as a result of the above factors, our net income for the first quarter of 2003 increased 18% to 26.0 million ($.50 per share) compared with $22.0 million ($.43 per share) for the first quarter of 2002.


SEGMENT ANALYSIS

A description of the company's operating segments along with the products, services and markets for each of the operating segments is included in Note 4 to the financial statements. Prior year amounts have been restated to reflect reclassifications of products among the reportable segments.

     OPERATING RESULTS BY SEGMENT
     (in Millions of Dollars)

                                                                        Three Month Period
                                                                          Ended March 31
                                                                         2003            2002
                                                                      ---------       ---------
     Revenues:
       Fluid technologies for transportation                          $  390.5        $  381.4
       Fluid technologies for industry                                   110.5            80.3
       All other                                                           7.2             5.8
                                                                      --------        --------
            Total                                                     $  508.2        $  467.5
                                                                      ========        ========

     Gross Profit:
       Fluid technologies for transportation                          $  112.1        $  114.5
       Fluid technologies for industry                                    36.1            29.1
       All other                                                           1.9             1.1
                                                                      --------        --------
            Total                                                     $  150.1        $  144.7
                                                                      ========        ========

     Segment Contribution Income:
       Fluid technologies for transportation                          $   75.4        $   77.3
       Fluid technologies for industry                                    20.6            16.2
       All other                                                          (2.1)           (3.0)
                                                                      --------        --------
            Total                                                     $   93.9        $   90.5
                                                                      ========        ========




Fluid Technologies for Transportation Segment

In the first quarter of 2003, segment revenues increased $9.1 million, or 2%, compared with the same period in 2002. Shipment volume decreased 3%, but was more than offset by a 6% increase in average selling price. The increase in average selling price was due to 5% favorable currency impact and a 1% increase in the combination of price and product mix effects.

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


The following table shows the corresponding changes in shipment volume by geographic zone in the first quarter of 2003 compared with the same period in 2002:

                                                              1st Qtr
                                                           2003 vs. 2002
                                                              Total
                                                       Increase/(Decrease)
                                                       -------------------
          North America                                        (5%)
          Europe                                               (3%)
          Asia-Pacific, Middle East                            (3%)
          Latin America                                         6%
          Total                                                (3%)

Over half of the volume decrease occurred in our engine oils additives business and was a result of lower unit sales of viscosity modifiers, caused principally by a shift from liquid polymers to solid polymers. Generally, solids are one-tenth the volume of liquids. Excluding this shift in our viscosity modifier product line, total volume decreased 1%. The volume decreases in North America and Europe were due to losses in our passenger car additives business and specialty driveline business associated with a major international customer. The losses were partially offset by business gains in our heavy duty diesel additives business associated with the current U.S. heavy duty motor oil technical standard, PC-9, which was implemented in September 2002. The decrease in Asia-Pacific, Middle East zone is the result of the weak business environment and competitive intensity in Asia. Latin America, our smallest zone, experienced some volume gains in our engine oil additives business.

The fluid technologies for transportation segment implemented a price increase in December, 2002 for the North America zone and in January, 2003 for the rest of the world. The objective of the increase was to restore material margins to their levels prior to the 2002 increases in raw material costs. In March, 2003 we began to implement a second price increase to offset continued raw material increases since the beginning of 2003 and the higher cost of natural gas used for utilities at our U.S. plants.

Segment gross profit decreased $2.4 million, or 2%, for the first quarter of 2003 compared with the same period in 2002. The decrease was due to higher material and manufacturing expenses and lower shipment volume, partially offset by higher average selling price. In calculating gross profit at the operating segment level, we exclude our estimate of the cost of excess capacity from product costs (See Note 4 to the financial statements). The gross profit percentage for this segment was 28.7% for the first quarter of 2003 compared with 30.0% for the first quarter of 2002. The decrease was primarily due to higher average raw material cost and higher unit manufacturing cost.

Direct selling, marketing and technical expenses decreased $.9 million, or 2% for the first quarter of 2003 compared with the first quarter of 2002, primarily due to lower technical spending at outside test laboratories. As a result, segment contribution income (revenues less expenses directly identifiable to the product lines aggregated within each segment) decreased $1.9 million, or 2%, for the first quarter of 2003 compared with the same period in 2002.

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Fluid Technologies for Industry Segment

In the first quarter of 2003, segment revenues increased $30.2 million, or 38%, compared with the same period in 2002, primarily due to a 67% increase in total shipment volume. 2002 acquisitions contributed $20.5 million to the increase in segment revenues, primarily due to Chemron and Dock Resins. Segment revenues, excluding 2002 acquisitions, increased $9.6 million, or 12%, primarily due to 10% ongoing volume growth as a result of new business gains and the introduction of new products and a 1% increase in average selling price. Favorable currency effects contributed 5.5% to higher average selling price, but were partially offset by a 4.5% decrease in the combination of price and product mix. The decrease in price and mix occurred in our inks additives business, process chemicals business and synthetic refrigerant lubricants business and was primarily due to lower priced product mix. Higher royalty income of $.2 million in the first quarter of 2003, compared with the first quarter of 2002, also contributed to the increased segment revenues. The favorable increase in royalties was in our synthetic refrigerant lubricants business.

The following table shows the corresponding changes in shipment volume by geographic zone in the first quarter of 2003 compared with the same period in 2002:


                                                        1st Qtr                         1st Qtr
                                                     2003 vs. 2002                   2003 vs. 2002
                                                         Total                  Excluding Acquisitions
                                                  Increase/(Decrease)             Increase/(Decrease)
                                                  -------------------           ----------------------
          North America                                   115%                            8%
          Europe                                            9%                            9%
          Asia-Pacific, Middle East                        27%                           26%
          Latin America                                    11%                           11%
          Total                                            67%                           10%

The increases in North America and Europe in the first quarter of 2003, compared with the same period in 2002, were primarily due to the 2002 acquisitions of Chemron and Dock Resins. Excluding 2002 acquisitions, increases in North America and Europe were partially due to increases in our metalworking and synthetic refrigerant lubricants businesses from market share gains. Additionally, the introduction of new products in the inks business in North America and new applications in our specialty monomers business in Europe contributed to the volume increases for these zones. The increase in the first quarter of 2003 for the Asia-Pacific, Middle East zone was partially due to increased shipments in our metalworking business as a result of a distributor relationship that was terminated at the beginning of 2002. Our metalworking sales in this zone for the first half of 2002 were below normal levels because our customers were buying from the distributor's inventory. Our customers have subsequently resumed purchasing the products from us, beginning in the second half of 2002. The increase in the Latin America zone in the first quarter of 2003, compared with the same period in 2002, was due to a shift of our specialty emulsifiers business with some of our existing customers from North America to Latin America, along with some business gains in our coatings and inks business.

Segment gross profit increased $7.0 million, or 24% ($1.9 million, or 7%, excluding acquisitions), in the first quarter of 2003 compared with the same period in 2002. The increases were primarily due to higher shipment volume and higher average selling price, partially offset by higher manufacturing expenses. The gross profit percentage for this segment was 32.9% in the first quarter of

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


2003, compared with 36.4% in the same period of 2002. The decrease in the gross profit percentage was partially due to the impact of the Chemron acquisition, due to its lower-priced product mix, the reclassification of the FTI selling and administrative expenses to manufacturing expense along with higher raw material costs.

Segment contribution income increased $4.4 million, or 27%, in the first quarter of 2003, compared with the same period in 2002, due to higher gross profit, partially offset by higher direct technical and selling expenses.



WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities was $5.8 million for the first quarter of 2003 as compared with cash provided by operating activities of $45.5 million for the first quarter of 2002. The decrease in cash from operating activities of $51.2 million in the first quarter of 2003 was primarily due to higher receivables and inventory balances. Receivables increased by $34 million because sales in March, 2003 were higher than December, 2002 sales and days sales outstanding increased by two days, partially due to a delay in payment by one of our large customers resulting from its conversion to a new computer system. Inventory increased by $11 million, primarily due to higher unit values. Inventory quantities were approximately the same as of December 31, 2002.

Our capital expenditures in the first three months of 2003 were $15.3 million, as compared with $12.1 million for same period in 2002. In 2003, we estimate capital expenditures will be in the range of $95 million to $100 million as compared with $65.3 million in 2002. On April 30, 2003, we purchased a multipurpose chemical production facility in Spartanburg, South Carolina for $2.5 million. The facility is capable of producing several products used in a variety of applications for the fluid technologies for industry segment.

Our net debt to capitalization ratio at March 31, 2003 was 17.8%. Net debt is the total of short- and long-term debt, reduced by cash and short-term investments in excess of an assumed operating cash level of $40 million and excluding unrealized gains and losses on derivative instruments designated as fair value hedges of fixed rate debt. Capitalization is shareholders' equity plus net debt. Total debt as a percent of capitalization was 29.8% at March 31, 2003.

Our share repurchase program has been suspended indefinitely as we are holding our financial resources in reserve for future acquisitions. As a result of these activities and the payment of dividends, our balance of cash and short-term investments decreased $39.3 million at March 31, 2003 compared with December 31, 2002.

Our financial position remains strong with a ratio of current assets to current liabilities of 3.3 to 1 at March 31, 2003, compared with 3.0 to 1 at December 31, 2002. We currently have $525 of committed revolving credit facilities; $175 million expire in July, 2003 and $350 million expire in July, 2006. We do not anticipate renewing the $175 million of committed revolving credit facilities that expire in July, 2003. We believe our remaining credit facilities, internally generated funds and ability to obtain additional financing, if desired, will be sufficient to meet our future capital needs, including acquisitions to expand into new and existing fluid technology markets.

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

- the effect on our business resulting from economic and political uncertainty within the Asia-Pacific, Middle East and Latin American regions;

- the lubricant additive demand in developing regions such as China and India, which geographic areas are an announced focus of our activities;

- the potential negative impact on product pricing and volume demand from the consolidation of finished lubricant marketers;

- the degree of competition resulting from lubricant additive industry overcapacity;

- technology developments that affect longer-term trends for lubricant additives, such as improved equipment design, fuel economy, longer oil drain intervals, alternative fuel powered engines and emission system compatibility;

- the overall global economic environment, which affects the operating results of fluid technologies for industry in particular;

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

                            THE LUBRIZOL CORPORATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


     We operate manufacturing and blending facilities, laboratories and offices around the world and utilize fixed and variable rate debt to finance our global operations. As a result, we are subject to business risks inherent in non-U.S. activities, including political and economic uncertainties, import and export limitations, and market risks related to changes in interest rates and foreign currency exchange rates. We believe the political and economic risks related to our foreign operations are mitigated due to the stability of the countries in which our largest foreign operations are located.

     In the normal course of business, we use derivative financial instruments including interest rate swaps and forward foreign currency exchange contracts to manage our market risks. Our objective in managing our exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow and to lower our overall borrowing costs. Our objective in managing our exposure to changes in foreign currency exchange rates is to reduce volatility on our earnings and cash flow associated with such changes. Our principal currency exposures are the euro, the pound sterling, the Japanese yen and certain Latin American currencies. We do not hold derivatives for trading purposes.

     A quantitative and qualitative discussion about our market risk is contained on page 21 of our 2002 Annual Report to our shareholders. There have been no material changes in the market risks faced by us since December 31, 2002.


Item 4.  Controls and Procedures

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-(14c)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in our periodic SEC filings. Subsequent to the date of their evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            THE LUBRIZOL CORPORATION

                           PART II. OTHER INFORMATION


Item 2.       Changes in Securities and Use of Proceeds


              (c) On January 24, 2003, 1,894 common shares were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Regulation S. The common shares were issued pursuant to an employee benefit plan to 21 employees of a wholly-owned Canadian subsidiary of the company.

                    On February 3, 2003, 250 common shares were issued in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to the surviving spouse of a former director pursuant to a deferred compensation plan for directors.

                    On March 10, 2003, 11,024 common shares were issued in private placement transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to three officers pursuant to a deferred compensation plan for officers.

Item 5        Other Information

              The following information is being furnished pursuant to Item 11 "Temporary Suspension of Trading Under Registrant's Benefit Plans."


                    Reason for the blackout:                     The transition of the record keeper of The Lubrizol
                                                                 Corporation Employees' Profit Sharing and Savings Plan
                                                                 from Victory Capital Management to CitiStreet LLC.

                    Suspended Plan Transactions:                 Investment reallocations

                    Class of Equity Securities Affected:         Common Shares of The Lubrizol Corporation

                    Length of Blackout Period:                   Blackout began January 28, 2003 and ended February 21,
                                                                 2003

                    Contact Information for Questions:           Leslie M. Reynolds
                                                                 The Lubrizol Corporation
                                                                 29400 Lakeland Boulevard
                                                                 Wickliffe OH  44092
                                                                 440-943-4200

              We received notice required by Section 101(i)(2)(E) of the Employment Retirement Income Security Act of 1974 (29 U.S.C. 1021(i)(2)(E)) on December 20, 2002.

Item 6.       Exhibits and Reports on Form 8-K


              (a)   Exhibits

                    (10)(g)* The Lubrizol Corporation Executive Death Benefit Plan, as amended.

                    (10)(j)* The Lubrizol Corporation Deferred Officers' Supplemental Retirement Plan, as amended.

                    (10)(k)* The Lubrizol Corporation Deferred Compensation Plan for Officers, as amended.

                    (10)(o)* Employment Agreement effective January 1, 2003, between The Lubrizol Corporation and Charles P. Cooley.

                    (10)(p)* Employment Agreement effective January 1, 2003, between The Lubrizol Corporation and Stephen F. Kirk.

                    (10)(q)* Employment Agreement effective January 1, 2003, between The Lubrizol Corporation and Stephen A. Di Biase.

                    (10)(r)* Employment Agreement effective January 1, 2003, between The Lubrizol Corporation and Donald W. Bogus


                    * Indicates management contract or compensatory plan or
                      arrangement.


              (b)   Reports on Form 8-K

                    There were no reports on Form 8-K filed during the three months ended March 31, 2003.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THE LUBRIZOL CORPORATION


                                                  /s/John R. Ahern
                                     ------------------------------------
                                     John R. Ahern
                                     Chief Accounting Officer and
                                       Duly Authorized Signatory of
                                       The Lubrizol Corporation
Date:  May 7, 2003

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


/s/ William G. Bares
-------------------------
William G. Bares
Chief Executive Officer
May 2, 2003

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


/s/ Charles P. Cooley
---------------------------
Charles P. Cooley
Chief Financial Officer
May 2, 2003

                            THE LUBRIZOL CORPORATION

     Certification of Chief Executive Officer and Chief Financial Officer of
           The Lubrizol Corporation Pursuant to 18 U.S.C. Section 1350




I certify that, to the best of my knowledge and belief, the Quarterly Report on Form 10-Q of The Lubrizol Corporation for the period ending March 31, 2003:

     (1) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of The Lubrizol Corporation.



/s/ William G. Bares
----------------------------------
William G. Bares
Chief Executive Officer
May 2, 2003






I certify that, to the best of my knowledge and belief, the Quarterly Report on Form 10-Q of The Lubrizol Corporation for the period ending March 31, 2003:

     (1) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of The Lubrizol Corporation.




/s/ Charles P. Cooley
-------------------------------
Charles P. Cooley
Chief Financial Officer
May 2, 2003