Form 10-Q
period 2003-06-30
LUBRIZOL CORP
filed 2003-08-05
CIK 60751

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

Number of the registrant's common shares, without par value, outstanding, as of June 30, 2003: 51,501,607.

                          PART I. FINANCIAL INFORMATION

                           Item 1 Financial Statements

                            THE LUBRIZOL CORPORATION

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------
                                                                   June 30,     December 31,
(In Thousands of Dollars)                                            2003           2002
--------------------------------------------------------------------------------------------
ASSETS
Cash and short-term investments........................           $   249,856    $   266,428
Receivables............................................               337,632        295,508
Inventories:
  Finished products....................................               152,759        148,478
  Products in process..................................                81,789         58,643
  Raw materials........................................                77,339         76,779
  Supplies and engine test parts ......................                18,969         19,068
                                                                  -----------    -----------
                                                                      330,856        302,968
                                                                  -----------    -----------
Other current assets...................................                43,386         44,875
                                                                  -----------    -----------
                    Total current assets...............               961,730        909,779
Property and equipment - net...........................               675,956        679,155
Goodwill...............................................               170,262        168,352
Intangible assets - net................................                40,997         43,162
Investments in nonconsolidated companies...............                 6,732          6,690
Other assets...........................................                52,424         52,999
                                                                  -----------    -----------
                         TOTAL.........................           $ 1,908,101    $ 1,860,137
                                                                  ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt and current portion of long-term debt..           $    12,689    $    17,046
Accounts payable.......................................               138,089        140,424
Accrued expenses and other current liabilities.........               135,147        150,271
                                                                  -----------    -----------
                    Total current liabilities..........               285,925        307,741
                                                                  -----------    -----------
Long-term debt.........................................               383,487        384,845
Postretirement health care obligation..................                97,539         96,495
Noncurrent liabilities.................................                98,475         92,655
Deferred income taxes..................................                58,136         55,761
                                                                  -----------    -----------
                    Total liabilities..................               923,562        937,497
                                                                  -----------    -----------

Minority interest in consolidated companies............                51,464         53,388
Contingencies and commitments
Shareholders' equity:
  Preferred stock without par value - authorized
    and unissued:
      Serial Preferred Stock - 2,000,000 shares
      Serial Preference Shares - 25,000,000 shares
  Common shares without par value:
    Authorized 120,000,000 shares
    Outstanding - 51,501,607 shares as of June 30,
      2003 after deducting 34,694,287 treasury
      shares, 51,457,642 shares as of December 31,
      2002 after deducting 34,738,252 treasury shares                 121,126        118,985
  Retained earnings....................................               870,336        828,318
  Accumulated other comprehensive loss.................               (58,387)       (78,051)
                                                                  -----------    -----------
                    Total shareholders' equity.........               933,075        869,252
                                                                  -----------    -----------
                         TOTAL.........................           $ 1,908,101    $ 1,860,137
                                                                  ===========    ===========

Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
----------------------------------------------------------------------------------      ----------------------------
                                                          Three Month Period                  Six Month Period
                                                            Ended June 30                      Ended June 30
                                                      ----------------------------      ----------------------------
(In Thousands Except Per Share Data)                      2003           2002              2003             2002
----------------------------------------------------------------------------------      ----------------------------
Net sales...................................          $   514,276      $   507,505      $ 1,021,276      $   974,218
Royalties and other revenues................                  401              879            1,614            1,678
                                                      -----------      -----------      -----------      -----------
          Total revenues....................              514,677          508,384        1,022,890          975,896

Cost of sales...............................              372,611          361,770          740,874          692,980
Selling and administrative expenses.........               50,151           48,427          100,966           97,170
Research, testing and development expenses..               40,610           41,334           82,243           81,900
Restructuring charge........................                3,532                -            7,038                -
                                                      -----------      -----------      -----------      -----------
          Total cost and expenses...........              466,904          451,531          931,121          872,050

Other income (expense) - net................                  (24)          (3,323)            (333)          (4,042)
Interest income.............................                1,061            1,500            2,102            3,209
Interest expense............................               (6,170)          (5,763)         (12,058)         (11,150)
                                                      -----------      -----------      -----------      -----------
Income before income taxes and cumulative
 effect of change in accounting principle...               42,640           49,267           81,480           91,863
Provision for income taxes..................               13,257           14,780           26,074           27,559
                                                      -----------      -----------      -----------      -----------
Income before cumulative effect of change
 in accounting principle....................               29,383           34,487           55,406           64,304
Cumulative effect of change in accounting
 principle..................................                    -                -                -           (7,785)
                                                      -----------      -----------      -----------      -----------
Net income..................................          $    29,383      $    34,487      $    55,406      $    56,519
                                                      ===========      ===========      ===========      ===========

Net income per share........................
 Income before cumulative effect of
  change in accounting principle............          $      0.57      $      0.67      $      1.07      $      1.25
 Cumulative effect of change in accounting
  principle.................................                    -                -                -            (0.15)
                                                      -----------      -----------      -----------      -----------
Net income per share........................          $      0.57      $      0.67      $      1.07      $      1.10
                                                      ===========      ===========      ===========      ===========

Net income per share, diluted...............
 Income before cumulative effect of
  change in accounting principle............          $      0.57      $      0.67      $      1.07      $      1.24
 Cumulative effect of change in accounting
  principle.................................                    -                -                -            (0.15)
                                                      -----------      -----------      -----------      -----------
 Net income per share, diluted..............          $      0.57      $      0.67      $      1.07      $      1.09
                                                      ===========      ===========      ===========      ===========
Dividends per share.........................          $      0.26      $      0.26      $      0.52      $      0.52
                                                      ===========      ===========      ===========      ===========
Weighted average common shares outstanding .               51,681           51,512           51,662           51,428

Amounts shown are unaudited.

                               THE LUBRIZOL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------
                                                                     Six Month Period
                                                                      Ended June 30
                                                                 ------------------------
(In Thousands of Dollars)                                          2003           2002
-----------------------------------------------------------------------------------------
Cash provided from (used for):
Operating activities:
  Net income...........................................          $  55,406      $  56,519
  Adjustments to reconcile net income to cash provided
   by operating activities:
    Depreciation and amortization......................             48,840         46,469
    Deferred income taxes..............................              1,307           (616)
    Restructuring charge...............................              3,327              -
    Cumulative effect of change in accounting principle                  -          7,785

    Change in current assets and liabilities:
      Receivables......................................            (26,592)        (9,466)
      Inventories......................................            (20,275)          (164)
      Accounts payable and accrued expenses............            (18,856)        28,829
      Other current assets.............................              1,236         (3,294)
    Other items - net..................................                124          2,304
                                                                 ---------      ---------
          Total operating activities...................             44,517        128,366
Investing activities:
  Capital expenditures.................................            (36,803)       (29,291)
  Acquisitions and investments in nonconsolidated
    companies..........................................                  -        (69,438)
  Other - net..........................................                333          2,604
                                                                 ---------      ---------
          Total investing activities...................            (36,470)       (96,125)
Financing activities:
  Short-term borrowings,(repayments)-net...............             (4,202)         1,286
  Long-term repayments.................................               (194)        (1,128)
  Long-term borrowings.................................                 15              -
  Dividends paid.......................................            (26,766)       (26,662)
  Stock options exercised..............................              2,109          7,916
                                                                 ---------      ---------
          Total financing activities...................            (29,038)       (18,588)
Effect of exchange rate changes on cash................              4,419          6,186
                                                                 ---------      ---------
Net increase (decrease) in cash and short-term
  investments..........................................            (16,572)        19,839
Cash and short-term investments at beginning of period             266,428        189,095
                                                                 ---------      ---------
Cash and short-term investments at end of period.......          $ 249,856      $ 208,934
                                                                 =========      =========

Amounts shown are unaudited.

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                  Amounts in thousands (except per share data)
                                  June 30, 2003

1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals unless otherwise noted) necessary to present fairly the financial position as of June 30, 2003 and December 31, 2002, and the results of operations and cash flows for the applicable periods ended June 30, 2003 and 2002.

2. Net income per share is computed by dividing net income by average common shares outstanding during the period, including contingently issuable shares. Net income per diluted share includes the dilutive effect resulting from outstanding stock options and stock awards.

     Per share amounts are computed as follows:

                                   Three Month Period     Six Month Period
                                     Ended June 30         Ended June 30
                                   ------------------    ------------------
                                    2003       2002        2003      2002
                                   -------    -------    -------    -------
Numerator:
  Income before cumulative
    effect of change in
    accounting principle           $29,383    $34,487    $55,406    $64,304
  Cumulative effect of change
    in accounting principle              -          -          -     (7,785)
                                   -------    -------    -------    -------
  Net income                       $29,383    $34,487    $55,406    $56,519
                                   =======    =======    =======    =======
Denominator:
  Weighted average common
    shares outstanding              51,681     51,512     51,662     51,428
  Dilutive effect of stock
    options and awards                 179        396        134        399
                                   -------    -------    -------    -------
  Denominator for net income
    per share, diluted              51,860     51,908     51,796     51,827
                                   =======    =======    =======    =======

Net Income Per Share:
  Income before cumulative
    effect of change in
    accounting principle           $  0.57    $  0.67    $  1.07    $  1.25
  Cumulative effect of change
    in accounting principle              -          -          -      (0.15)
                                   -------    -------    -------    -------
  Net income per share             $  0.57    $  0.67    $  1.07    $  1.10
                                   =======    =======    =======    =======

Diluted Net Income Per Share:
  Income before cumulative
    effect of change in
    accounting principle           $  0.57    $  0.67    $  1.07    $  1.24
  Cumulative effect of change
    in accounting principle              -          -          -      (0.15)
                                   -------    -------    -------    -------
  Net income per share,
    Diluted                        $  0.57    $  0.67    $  1.07    $  1.09
                                   =======    =======    =======    =======

     Weighted average shares issuable upon the exercise of stock options which were excluded from the diluted earnings per share calculations because they were antidilutive for the three- and six-month periods ended June 30, 2003 were 2.1 million and 3.0 million, respectively, and for the three- and six-month periods ended June 30, 2002 were .9 million and 1.0 million, respectively.

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                  Amounts in thousands (except per share data)
                                  June 30, 2003

3. Total comprehensive income for the three and six-month periods ended June 30, 2003 and 2002 is comprised as follows:

                                  Three Month Period      Six Month Period
                                     Ended June 30         Ended June 30
                                  ------------------    --------------------
                                   2003       2002        2003        2002
                                  -------    -------    --------    --------
Net income                        $29,383    $34,487    $ 55,406    $ 56,519

Foreign currency translation
   adjustment                      18,678     28,753      19,550      25,725

Unrealized gains (losses)-
   natural gas hedges                (490)         -        (490)          -

Unrealized gains (losses)-
   interest rate swaps                326       (632)        604        (121)
                                  -------    -------    --------    --------
Total comprehensive income        $47,897    $62,608    $ 75,070    $ 82,123
                                  =======    =======    ========    ========

4. The company aggregates its product lines into four principal operating segments: fluid technologies for transportation, fluid technologies for industry, advanced fluid systems and emulsified products. Fluid technologies for transportation (FTT) is comprised of additives for lubricating engine oils, such as for gasoline, diesel, marine and stationary gas engines and additive components; additives for driveline oils, such as automatic transmission fluids, gear oils and tractor lubricants; and additives for fuel products and refinery and oil field chemicals. In addition, this segment sells additive components and viscosity improvers within its lubricant and fuel additives product lines. The company's fluid technologies for transportation product lines are generally produced in shared manufacturing facilities and sold largely to a common customer base. Fluid technologies for industry (FTI) includes industrial additives, such as additives for hydraulic, grease and metalworking fluids and compressor lubricants; and performance chemicals, such as additives for coatings and inks, defoamers, process chemicals and surfactants for personal care and industrial cleaners. The advanced fluid systems and emulsified products operating segments do not constitute reportable business segments. The results of these two operating segments have been aggregated into the all other segment. Advanced fluid systems is comprised of fluid metering devices, particulate emission trap devices, and FluiPak(TM) sensor systems, and emulsified products is comprised of PuriNOx(TM) low-emissions diesel fuel.

     The company primarily evaluates performance and allocates resources based on segment contribution income, defined as revenues less expenses directly identifiable to the product lines aggregated within each segment, as well as projected future returns. In addition, in calculating segment operating profit before tax, the company allocates corporate research, testing, selling and administrative expenses, primarily based upon revenues, and assigns excess capacity costs to the segments to which it applies. The company calculates the cost of excess production capacity at our manufacturing facilities and excludes this amount from product costs when reporting segment gross profit and segment contribution income.

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                  Amounts in thousands (except per share data)
                                  June 30, 2003

     The following table presents a summary of the company's reportable segments for the three- and six-month periods ended June 30, 2003 and 2002, based on the current reporting structure. Prior-year amounts have been restated to reflect reclassifications of products between reporting segments and changes in allocation methodology of corporate expenses.

                               Three Month Period         Six Month Period
                                  Ended June 30            Ended June 30
                             -----------------------   -----------------------
                                2003         2002         2003         2002
                             ----------   ----------   ----------   ----------
Revenues from external
customers:
 FTT                         $  393,116   $  405,165   $  783,592   $  786,586
 FTI                            113,633       96,947      224,175      177,262
 All other                        7,928        6,272       15,123       12,048
                             ----------   ----------   ----------   ----------
  Total revenues             $  514,677   $  508,384   $1,022,890   $  975,896
                             ==========   ==========   ==========   ==========

Segment contribution
income(loss):
 FTT                         $   81,718   $   81,458   $  157,116   $  158,775
 FTI                             15,908       18,488       36,486       34,643
 All other                       (1,856)      (2,019)      (3,921)      (5,043)
                             ----------   ----------   ----------   ----------
  Total segment
   contribution income       $   95,770   $   97,927   $  189,681   $  188,375
                             ==========   ===========  ==========   ==========

Segment operating
 profit(loss) before
 tax:
 FTT                         $   47,226   $   43,575   $   85,756   $   83,352
 FTI                              7,694       13,273       19,751       23,881
 All other                       (3,639)      (3,318)      (7,033)      (7,429)
                             ----------   ----------   ----------   ----------
Total segment
 operating profit
 before tax                      51,281       53,530       98,474       99,804

Restructuring charge             (3,532)           -       (7,038)           -
Interest expense - net           (5,109)      (4,263)      (9,956)      (7,941)
                             ----------   ----------   ----------   ----------
Income before income
 taxes and cumulative
 effect of an
 accounting change           $   42,640   $   49,267   $   81,480   $   91,863
                             ==========   ===========  ==========   ==========

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                  Amounts in thousands (except per share data)
                                  June 30, 2003

5. The company has elected the intrinsic value method to account for employee stock options. The following table shows the pro forma effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                Three Month Period     Six Month Period
                                  Ended June 30         Ended June 30
                                ------------------    ------------------
                                 2003       2002       2003       2002
                                -------    -------    -------    -------
Reported net income             $29,383    $34,487    $55,406    $56,519
Plus: Stock-based employee
      compensation (net of
      tax) included in
      net income                    187         97        368        106
Less: Stock-based employee
      compensation (net of
      tax) using the fair
      value method               (1,403)    (1,526)    (2,803)    (3,034)
                                -------    -------    -------    -------
Pro forma net income            $28,167    $33,058    $52,971    $53,591
                                =======    =======    =======    =======

Reported net income per
      share                     $  0.57    $  0.67    $  1.07    $  1.10
                                =======    =======    =======    =======
Pro forma net income per
      share                     $  0.55    $  0.64    $  1.03    $  1.04
                                =======    =======    =======    =======
Reported net income per
      share, diluted            $  0.57    $  0.67    $  1.07    $  1.09
                                =======    =======    =======    =======
Pro forma net income per
      share, diluted            $  0.54    $  0.64    $  1.02    $  1.03
                                =======    =======    =======    =======

6. In February 2003, the company notified employees at its Bromborough, England facility of plans to restructure and reduce operational costs to remain competitive. The facility consolidated various operational activities to achieve greater efficiency through improved business processes. There will be a reduction by the end of 2003 of 40 employees, or approximately 35% of the facility's headcount. These changes began during the first quarter of 2003 and are expected to be completed by the end of 2003. As a result of these changes, the company recorded a restructuring charge for Bromborough of $2.8 million in the second quarter and $6.3 million in the first six months of 2003. The charge in the second quarter consisted of $1.9 million in asset impairments of production equipment taken out of service, $.7 million in severance costs and $.2 million in other miscellaneous costs. The charge in the first six months of 2003 consisted of $2.8 million in severance costs, $3.3 million in asset impairments and $.2 million in other miscellaneous costs. Cash expenditures in the second quarter of 2003 were $1.9 million and in the first six months of 2003 were $2.5 million. An accrued liability of $.5 million remains at June 30, 2003, relating to employee severance costs. Additional severance costs of approximately $.5 million are expected to be incurred during the remainder of 2003 for those employees that will be separated after 90 days of the legal notification date of the restructuring. The restructuring charge in both the second quarter of 2003 and in the first six months of 2003 also includes $.7 million for a voluntary separation program to employees at the company's India joint venture, Lubrizol India Private Limited, which is accounted for using the consolidated method. Cash expenditures for India were $.7 million in both the second quarter and the first half of 2003. The charge for both cost reduction

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                  Amounts in thousands (except per share data)
                                  June 30, 2003

     initiatives are reported as a separate line item in the consolidated income statement, entitled "Restructuring charge" and are included in the "Total cost and expenses" subtotal on the consolidated income statement. The charge relates primarily to the fluid technologies for transportation segment. The following table shows the reconciliation of the June 30, 2003 liability balance for the second quarter of 2003 and the first six months of 2003.

                            Three Month Period      Six Month Period
                            Ended June 30, 2003    Ended June 30, 2003
                            -------------------    -------------------
Beginning balance                $   1,468              $       -
Restructuring charge                 3,532                  7,038
Less cash paid                      (2,591)                (3,225)
Less asset impairments              (1,939)                (3,327)
Translation adjustments                 30                     14
                                 ---------              ---------
June 30, 2003 balance            $     500              $     500
                                 =========              =========

7. The company has various financial instruments, including cash and short-term investments, investments in nonconsolidated companies, foreign currency forward contracts, commodity hedges, interest rate swaps and short- and long-term debt. The company has determined the estimated fair value of these financial instruments by using available market information and generally accepted valuation methodologies. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts. The company uses derivative financial instruments including interest rate and commodity hedges and forward foreign currency exchange contracts to manage market risks. The company does not use derivative financial instruments for trading purposes.

     The company recognizes all derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Derivatives that are not hedges must be adjusted to fair value through income. Depending upon the nature of the hedge, changes in fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in value is immediately recognized in earnings.

     The company is exposed to the effect of changes in commodity prices for natural gas and electric utility expenses on its earnings and cash flow. In the second quarter of 2003, the company modified its commodity hedging program for natural gas and electricity purchasing by using financial instruments to lower utility expenses and reduce the volatility on earnings. These contracts relate to transactions with maturities of less than one year and are accounted for as cash flow hedges and any effective unrealized gains or losses on open contracts are recorded in other comprehensive income, net of tax. At June 30, 2003 open contracts totaled $8.8 million. A hedge liability was recorded at June 30, 2003 of $.8 million, which represents the unrealized loss based upon current futures prices at that date, of which $.5 million is included in other comprehensive income and $.3 is included in deferred taxes. The company does expect all of these existing losses to be reclassified into earnings within the next 12 months.

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Our revenues increased in the second quarter of 2003 and in the first half of 2003 compared with the same periods in 2002, due to favorable currency and positive price and product mix, partially offset by lower shipment volume. In addition to the lower shipment volume, higher average raw material cost and higher manufacturing expenses resulted in lower gross profit margin in both the second quarter of 2003 and the first half of 2003 compared with the same periods in 2002. These factors together with higher STAR (selling, testing administrative and research) expense, a restructuring charge, higher interest expense and lower other expense, along with an increased effective tax rate, reduced net income in the second quarter of 2003 and the first half of 2003 compared with the same periods in 2002.

We group our product lines into three reportable segments: fluid technologies for transportation, fluid technologies for industry and all other. Fluid technologies for transportation comprised approximately 77% of our consolidated revenues and 87% of our segment pre-tax operating profits in the first six months of 2003. See Note 4 to the financial statements for further financial disclosures by reporting segment.

Our consolidated revenues increased $6.3 million, or 1%, in the second quarter of 2003 compared with the same period in 2002, due to a 10% increase in average selling price, partially offset by a 9% decline in shipment volume. Excluding the impact of acquisitions in the second quarter, revenues were about the same as the prior year. The impact of acquisitions on the revenue line was small, as our largest acquisition in 2002, Chemron Corporation, occurred in April, 2002 and Chemron's results are included in both 2003 and 2002 second quarter results. Consolidated revenues increased $47.0 million, or 5%, in the first half of 2003 compared with the same period in 2002, due to an 8% increase in average selling price, partially offset by a 3% decline in shipment volume. Excluding the impact of acquisitions (Kabo Unlimited, Inc., Dock Resins Corporation, Chemron Corporation and Intermountain Specialties, Inc., also known as Brose Chemical Company), revenues increased $20.3 million, or 2%, in the first half of 2003 compared with 2002, due to an 8% increase in average selling price partially offset by a 6% decline in shipment volume.

Changes in our shipment volume vary in different geographic zones. The following table shows our shipment volume by geographic zone in the second quarter and the first half of 2003.

                              2nd Qtr     YTD
                               2003       2003
                              Volume     Volume
                              -------    ------
North America                   46%        45%
Europe                          28%        29%
Asia-Pacific/Middle East        20%        20%
Latin America                    6%         6%
                               ---        ---
Total                          100%       100%
                               ===        ===

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The following table shows the changes in shipment volume by geographic zone in the second quarter and first half of 2003 compared with the same periods in 2002.

                                   2nd Qtr                  YTD
                                2003 vs. 2002          2003 vs. 2002
                             Increase (Decrease)    Increase (Decrease)
                            --------------------    -------------------
                                     Excluding               Excluding
                            Total   Acquisitions    Total  Acquisitions
                            -----   ------------    -----  ------------
North America                (9%)      (10%)          0%        (8%)
Europe                      (10%)      (10%)         (6%)       (6%)
Asia-Pacific/Middle East     (9%)       (9%)         (6%)       (6%)
Latin America                (2%)       (2%)          2%         2%
Total                        (9%)       (9%)         (3%)       (6%)

Excluding acquisitions, shipment volume decreased 9% in the second quarter of 2003 and 6% in the first half of 2003 compared with the same periods in 2002. Approximately one-third of the decrease in the second quarter of 2003 and one-half of the decrease in the first six months of 2003 was due to a shift in our viscosity modifier product line from liquids to a higher-value concentrated solid form. All zones were affected by the shift to solid viscosity modifiers, though the effects were mostly seen in North America and Europe. The remaining shipment volume decrease was primarily due to losses associated with a major international customer, which mainly affected North America. The severe acute respiratory syndrome (SARS) outbreak in Southeast Asia, along with a month-long truck strike in India, affected the decline in the Asia-Pacific/ Middle East zone during the second quarter. See the "Segment Analysis" section for additional explanation of shipment volume variances by business segment and geographic zone in 2003 compared with 2002.

Our average additive selling price increased 10% in the second quarter of 2003 compared to the same period in 2002 equally due to favorable currency effects and an increase in the combination of price and product mix. Our average additive selling price increased 8% in the first half of 2003 compared to the first half of 2002 due to a 5% favorable currency impact and a 3% increase in the combination of price and product mix. Sequentially, the second quarter 2003 average additive selling price was 3% higher than the first quarter of 2003, due to favorable currency and the implementation of a price increase in the form of a surcharge at the end of the first quarter of 2003 designed to cover increases incurred in raw material prices and natural gas-fired utilities over the last nine months.

Royalties and other revenues decreased $.5 million, or 54%, in the second quarter of 2003 compared with the second quarter of 2002 and were even in the first six months of 2003 compared with the same period in the prior year. The decrease in the second quarter was due to a reclassification of third party toll processing fees to net sales for the first half of 2003.

Our cost of sales increased $10.8 million, or 3% ($7.1 million, or 2%, excluding acquisitions), in the second quarter of 2003 and $47.9 million, or 7% ($28.8 million, or 4%, excluding acquisitions) in the first half of 2003 compared with the same periods in 2002. The increase for both periods was primarily due to higher average raw material cost and total manufacturing expenses. Average raw material cost increased 10% in the second quarter of 2003 and 8% in the first half of 2003 compared with the same periods of 2002 due primarily to an increase in the combination of raw material prices, driven mainly by higher prices of crude oil and natural gas, and higher priced product mix along with some unfavorable currency effects. Sequentially, average raw

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

material cost in the second quarter of 2003 increased 3% from the first quarter of 2003.

Cost of sales in the second quarter of 2003 included approximately $3 million in manufacturing expenses to cover the costs associated with two fires that occurred in this period. In April 2003, an after-working-hours fire destroyed a metalworking additive blending facility we leased in Detroit. There were no injuries, nor any damage to a nearby warehouse where we stored finished goods. We were able to supply customers from this warehouse and we have permanently shifted production to our Painesville, Ohio plant. Also in April 2003, a fire associated with a maintenance shutdown occurred in a dispersant production unit at our plant in Le Havre, France.

Total manufacturing expenses increased 9% (8% excluding acquisitions) in the second quarter of 2003 and 12% (10% excluding acquisitions) in the first half of 2003 compared with the same periods in 2002. The non-acquisition-related increase for both periods was primarily due to unfavorable currency, higher utility and maintenance expenses and the charge associated with the Detroit and Le Havre fires. Total manufacturing expenses also included a reclassification of expenses at certain subsidiaries of our fluid technologies for industry (FTI) and advanced fluid systems (AFS) operating segments that were previously charged to selling and administrative expenses or material costs. The reclassification increased manufacturing expenses by $.8 million in the second quarter of 2003 and $2.7 million in the first half of 2003. We estimate the total impact of the reclassification to manufacturing expenses for 2003 will be approximately $5.0 million.

Gross profit (net sales less cost of sales) decreased $4.1 million, or 3% ($6.5 million, or 4%, excluding acquisitions), in the second quarter of 2003 and $.8 million, or less than 1% ($8.3 million, or 3%, excluding acquisitions), in the first six months of 2003 compared with the same periods in 2002. The decrease for both periods was primarily due to lower shipment volume, higher average raw material cost and higher manufacturing expenses, partially offset by higher average selling price. Our gross profit percentage (gross profit divided by net sales) decreased to 27.5% for both the second quarter of 2003 and the first six months of 2003, compared with 28.7% in the second quarter of 2002 and 27.9% in the first half of 2002. The decrease in the gross profit percentages for both periods was due to the reasons previously described. The impact of acquisitions and the expense reclassification accounted for a decrease of 30 basis points in our gross profit percentage in the first six months of 2003. Sequentially, the gross profit percentage increased slightly from 27.4% in the first quarter of 2003.

Our selling and administrative expenses increased $1.7 million, or 4% ($1.3 million, or 3%, excluding acquisitions), in the second quarter of 2003 and $3.8 million, or 4% ($.9 million, or less than 1%, excluding acquisitions), in the first six months of 2003 compared with the same periods in 2002. Excluding acquisitions, the increase for both periods was primarily due to unfavorable currency and higher salaries and employee benefit costs.

Our research, testing and development expenses (technology expenses) decreased $.7 million, or 2% ($1.1 million, or 3%, excluding acquisitions), in the second quarter of 2003 and increased $.3 million (decreased $.6 million, or 1%, excluding acquisitions) in the first six months of 2003 compared with the same periods in 2002. The decrease for both periods, excluding acquisitions, was due to lower testing at outside laboratories, partially offset by unfavorable currency. In addition, technology expenses included write-downs of $.5 million and $1.4 million in the second quarter of 2003 and first six months of 2003, respectively, related to a former technical facility in Japan that we expect to sell this year.

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

In the first quarter of 2003, we recorded a restructuring charge of $3.5 million related to our Bromborough, England intermediate production and blending facility. In the second quarter of 2003, we recorded an additional $3.5 million restructuring charge, of which $2.8 million was primarily for asset write-offs and employee severance at the Bromborough facility and $.7 million was for a voluntary separation program at our joint venture in India. In the first half of 2003, the total restructuring charge was $7.0 million, or $.09 per share, which included $6.3 million for Bromborough and $.7 million for India. The Bromborough charge primarily consisted of $2.8 million in employee separation benefits and $3.3 million in asset impairments for production units taken out of service. We have eliminated some capacity at this facility and have planned a reduction of 40 positions. We expect the Bromborough restructuring initiative will be completed by year-end. We estimate the full year restructuring charge will be approximately $7.5 million, or $.10 per share, and total annualized savings from the combined restructuring activities are projected to be $4.5 million, of which approximately $2.0 million is expected to be realized in 2003.

The change in other income (expense) favorably affected pre-tax income by $3.3 million in the second quarter of 2003 and $3.7 million in the first half of 2003 compared with the same periods in 2002. The favorable variance for both periods was primarily due to increased currency translation gains, partially offset by lower equity earnings.

Interest income decreased $.4 million in the second quarter of 2003 and $1.1 million in the first half of 2003 compared with the same periods in 2002 as a result of lower interest rates. Interest expense increased $.4 million in the second quarter of 2003 and $.9 million in the first half of 2003 compared with the same periods in 2002, due to the absence of the interest rate swap agreements we utilized in 2002. The swap agreements reduced 2002 interest expense by approximately $1.4 million in the second quarter and $2.7 million in the first half of 2002, calculated as the difference in interest expense between our fixed rate interest and the lower variable rate interest per the swap agreements. As a result of the interest rate swaps that were terminated in 2002, the unrecognized gain is being amortized as a reduction of interest expense through December 1, 2008. Amortization of the unrealized gain reduced interest expense in the second quarter of 2003 by approximately $.7 million and in the first half of 2003 by approximately $1.4 million.

As a result of the above factors, our income before income taxes and the cumulative effect of a change in accounting principle decreased 13% to $42.6 million in the second quarter of 2003, and 11% to $81.5 million in the first half of 2003, compared with $49.3 million and $91.9 million for the respective corresponding periods in 2002.

We had an effective tax rate of 31.1% in the second quarter of 2003 and 32.0% in the first six months of 2003, compared with 30.0% for both periods in 2002. The higher effective tax rate in 2003, which reduced earnings by $.01 per share in the second quarter of 2003 and by $.03 per share in the first half of 2003, was primarily due to the absence of a U.S. tax benefit from a charitable contribution of technology made in 2002 that is not expected to recur in 2003. We lowered our estimated 2003 effective tax rate in the second quarter mainly due to higher expected levels of non-taxable currency translation gains.

As a result of the factors described above, income before the cumulative effect of a change in accounting principle decreased $5.1 million, or 15% in the second quarter of 2003 and $8.9 million, or 14%, in the first half of 2003 compared with the same periods in 2002. Income per share, before the cumulative effect of a change in accounting principle, was $.57 in the second

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

quarter of 2003 and $1.07 in the first six months of 2003, compared with $.67 and $1.25 for the respective corresponding periods in 2002.

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

Primarily as a result of the above factors, our net income in the second quarter of 2003 decreased 15% to $29.4 million ($.57 per share), compared with $34.5 million ($.67 per share) in the second quarter of 2002. Net income in the first six months of 2003 decreased 2% to $55.4 million ($1.07 per share) compared with $56.5 million ($1.10 per share) in the first half of 2002.

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

OPERATING RESULTS BY BUSINESS SEGMENT         Three Month Period       Six Month Period
(in Millions of Dollars)                        Ended June 30           Ended June 30
                                               2003        2002        2003        2002
                                             --------    --------    --------    --------
Revenues:
 Fluid technologies for transportation       $  393.1    $  405.2    $  783.6    $  786.6
 Fluid technologies for industry                113.7        97.0       224.2       177.3
 All other                                        7.9         6.2        15.1        12.0
                                             --------    --------    --------    --------
       Total                                 $  514.7    $  508.4    $1,022.9    $  975.9
                                             ========    ========    ========    ========

Gross Profit:
 Fluid technologies for transportation       $  118.8    $  120.2    $  230.9    $  234.7
 Fluid technologies for industry                 32.2        32.7        68.3        61.8
 All other                                        1.9         1.6         3.8         2.7
                                             --------    --------    --------    --------
       Total                                 $  152.9     $ 154.5    $  303.0     $ 299.2
                                             ========    ========    ========    ========

Segment Contribution Income(Loss):
 Fluid technologies for transportation       $   81.7    $   81.5    $  157.1    $  158.8
 Fluid technologies for industry                 15.9        18.4        36.5        34.6
 All other                                       (1.8)       (2.0)       (3.9)       (5.0)
                                             --------    --------    --------    --------
       Total                                 $   95.8    $   97.9    $  189.7    $  188.4
                                             ========    ========    ========    ========

Fluid Technologies for Transportation Segment

Segment revenues decreased $12.1 million, or 3%, in the second quarter of 2003 compared with the same period in 2002, due to a 12% decline in shipment volume, partially offset by a 9% increase in average selling price. Segment revenues decreased $3.0 million, or less than 1%, in the first half of 2003 compared with the first half of 2002 due to an 8% decrease in shipment volume offset by an 8% increase in average selling price. The increase in average selling price was primarily due to favorable currency effects of 5% in both periods and the remainder was due to the combination of favorable product mix effects and higher price.

The following table shows the changes in shipment volume by geographic zone in the second quarter and first half of 2003 compared with the same periods in 2002.

                                   2nd Qtr                   YTD
                                2003 vs. 2002           2003 vs. 2002
                              Increase (Decrease)     Increase (Decrease)
                              -------------------     -------------------
North America                        (15%)                   (10%)
Europe                               (11%)                    (7%)
Asia-Pacific/Middle East             (10%)                    (7%)
Latin America                         (3%)                     2%
Total                                (12%)                    (8%)

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The shipment volume decline in both the second quarter and the first six months of 2003 was partially due to lower unit sales of viscosity modifiers, caused principally by a shift from liquid polymers to solid polymers. Generally, solids are one-tenth the volume of liquids. Excluding this shift in our viscosity modifier product line, total shipment volume decreased 9% in the second quarter and 5% in the first half of 2003. The shipment volume decreases in North America and Europe were partially due to losses in our engine oils business and specialty driveline business associated with a major international customer. We also shifted some products in our specialties business to more concentrated formulations, resulting in a decline in shipment volume. The decrease in Asia-Pacific/Middle East was the result of the weak business environment, SARS and a month-long truck strike in India.

The fluid technologies for transportation segment implemented a price increase in December 2002 for the North America zone and in January 2003 for the rest of the world. In addition, a second price increase that was structured as a surcharge was implemented in late March for North America and in late April for products sourced from Asia and Latin America. The surcharge was designed to address increases incurred in raw material prices and natural gas-fired utilities which began at the start of the fourth quarter of 2002. Although we have not recovered the cumulative increases since the costs began to climb, we realized higher pricing sufficient to cover those higher costs in May and June of 2003.

Segment gross profit decreased $1.5 million, or 1%, in the second quarter of 2003 and $3.8 million, or 2%, in the first half of 2003 compared with the same periods in 2002. The decrease for both periods was due to lower shipment volume and higher average material cost and higher manufacturing expenses, partially offset by higher average selling price due to favorable currency, higher price and improved product mix. In calculating gross profit at the operating segment level, we exclude our estimate of the cost of excess capacity from product costs (See Note 4 to the financial statements.) The gross profit percentage for this segment was 30.2% in the second quarter of 2003 and 29.7% in the first six months of 2003, compared with 29.5% and 29.9% in the respective comparable periods in 2002.

Direct selling, marketing and technical expenses decreased $2.4 million, or 6%, in the second quarter of 2003 and $3.3 million, or 4%, in the first half of 2003 compared with the same periods in 2002, primarily due to lower technical spending at outside test laboratories. The decrease in direct expenses in the second quarter of 2003 more than offset the decline in segment gross profit for the quarter, resulting in a slight increase in segment contribution income of $.2 million. Segment contribution income decreased $1.7 million, or 1%, in the first half of 2003 compared with the first half of 2002 as a result of lower gross profit and lower equity earnings, partially offset by lower direct expenses.

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Fluid Technologies for Industry Segment

Segment revenues increased $16.7 million, or 17% ($10.7 million, or 11%, excluding acquisitions), in the second quarter of 2003 and $46.9 million, or 26% ($20.3 million, or 11%, excluding acquisitions), in the first half of 2003 compared with the same periods in 2002. The 2002 acquisitions contributed $6.0 million of the increase in segment revenues in the second quarter of 2003, primarily due to Dock Resins, and $26.6 million of the increase in segment revenues in the first half of 2003, primarily due to Dock Resins and Chemron. The increase in segment revenues during the second quarter of 2003, excluding acquisitions, was primarily due to a 12% increase in shipment volume slightly offset by a 1% decrease in average selling price. The increase in segment revenues during the first half of 2003, excluding acquisitions, was due to an 11% increase in shipment volume.

The shipment volume increase in both periods was primarily due to ongoing shipment growth as the result of new business gains and the introduction of new products. Average selling price decreased 1% in the second quarter of 2003 and remained even in the first six months of 2003, compared with the same periods in 2002, despite 5% favorable currency effects in both periods due to a decrease in the combination of price and product mix. The decrease in the combination of price and product mix in both periods occurred in our inks additives business, process chemicals business and synthetic refrigerant lubricants business and was primarily due to lower priced product mix. Slightly higher royalty income of $.1 million in the second quarter of 2003 and $.4 in the first half of 2003 compared with the same periods in 2002 also contributed to the increased segment revenues. The increase in royalties was in our synthetic refrigerant lubricants business.

The following table shows the changes in shipment volume by geographic zone in the second quarter and first half of 2003 compared with the same periods in 2002.

                                   2nd Qtr                   YTD
                                2003 vs. 2002           2003 vs. 2002
                              Increase (Decrease)     Increase (Decrease)
                              -------------------     -------------------
                                      Excluding               Excluding
                              Total  Acquisitions     Total  Acquisitions
                              -----  ------------     -----  ------------
North America                  17%       12%           51%       11%
Europe                         15%       15%           12%       12%
Asia-Pacific/Middle East       14%       14%           19%       19%
Latin America                   5%        5%            8%        8%
Total                          16%       12%           37%       11%

The shipment volume increase in North America in the first half of 2003, compared with the same period in 2002, was primarily due to the 2002 acquisitions of Chemron and Dock Resins. Excluding acquisitions, the increase in North America in 2003 was partially due to increases in our personal care and synthetic refrigerant lubricants businesses from market share gains and increases in the inks business from the introduction of new products. The increase in Europe was related to increases in our metalworking and synthetic refrigerant lubricant businesses and new applications in our specialty monomers business. The increase in the first half of 2003 for Asia-Pacific/Middle East was partially due to increased shipments in our metalworking business as a result of a distributor relationship that was terminated at the beginning of 2002. Our metalworking sales in this zone in the first half of 2002 were below normal levels because our customers were buying from the distributor's inventory. Our customers have subsequently resumed purchasing the products from us, beginning in the second half of 2002. The increase in Latin America in the

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

second quarter of 2003, compared with the same period in 2002, was due to a shift of our specialty emulsifiers business with some of our existing customers from North America to Latin America along with some business gains in our coatings and inks business.

Segment gross profit decreased $.5 million, or 2% ($2.9 million, or 9%, excluding acquisitions), in the second quarter of 2003 and increased $6.5 million, or 11% ($1.0 million decrease, or 1%, excluding acquisitions), in the first half of 2003 compared with the same periods in 2002. The second quarter decrease was due to higher manufacturing expenses, which included costs related to the fire at the Detroit metalworking facility, along with the reclassification of $.9 million in FTI selling and administrative expenses to manufacturing expenses. In addition, unfavorable product mix in the anti-wear hydraulics business lowered segment gross profit in the second quarter of 2003. The non-acquisition-related decrease in segment gross profit in the first six months of 2003 was due to higher manufacturing expenses and average raw material cost, which more than offset the higher shipment volume and higher average selling price. The gross profit percentage for this segment was 28.5% in the second quarter of 2003 and 30.6% in the first half of 2003, compared with 33.8% and 35.0% in the respective corresponding periods in 2002. The decreases in the gross profit percentage in 2003 were due to the impact of the Chemron acquisition, higher raw material costs and increased manufacturing expenses as a result of the metalworking fire and the reclassification of FTI selling and administrative expenses to manufacturing expense.

Segment contribution income decreased $2.6 million, or 14%, in the second quarter of 2003 and increased $1.8 million, or 5%, in the first half of 2003 compared with the same periods in 2002. The decrease in the second quarter of 2003 was primarily due to higher direct technical and selling expenses along with slightly lower gross profit and $4 million in costs related to the metalworking facility fire. The increase in the first half of 2003 was due to higher gross profit, partially offset by higher direct technical and selling expenses and higher amortization expenses resulting from 2002 acquisitions.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $44.5 million in the first half of 2003 compared with $128.4 million in the first half of 2002. The decrease in cash from operating activities of $83.8 million in the first half of 2003 was primarily due to an increase in working capital. Increased receivables consumed cash of $26.6 million because of the impact of higher revenues on receivable balances and the recording of approximately $8.0 million of insurance receivables from the fires at our manufacturing facilities. Average days sales outstanding in the first six months of 2003 were 54.6 days, which is the same as the first six months of 2002. Increased inventory consumed cash of $20.3 million, due to higher unit values, some slowing of sales and a build-up of safety stock to ensure adequate supply to customers after the fire in France. We paid down accounts payable and accrued liabilities by $18.9 million since year-end compared with a build up of $28.8 million in the first six months of 2002 due to the payment of variable compensation in the first quarter of 2003, relating to 2002, and the timing of procurement and payment to vendors. We have not changed our payment terms to suppliers.

Our capital expenditures in the first six months of 2003 were $36.8 million, as compared with $29.3 million for same period in 2002. In 2003, we estimate capital expenditures will be in the range of $80 million to $90 million as compared with $65.3 million in 2002. Capital expenditures include the purchase of a multipurpose chemical production facility in Spartanburg, South Carolina with additional adjacent land in April 2003 for $2.8 million. The facility is

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

capable of producing several products used in a variety of applications for the fluid technologies for industry segment.

We completed an acquisition in July 2003 to purchase the North American-based silicones business from BASF, which expands our foam control additives business to about $40 million in annual revenues. BASF's North American-based silicones business includes customer lists, MASIL(R) and MAZU(R) trademarks, manufacturing technology and other related intellectual property specifically developed for silicone products in the North America region, and finished goods inventory. Silicones are used in the manufacture of sealants, caulks and water proofing products. Historical annual revenues for these silicone products approximate $6 million.

Our net debt to capitalization ratio at June 30, 2003 was 15.6%. Net debt is the total of short- and long-term debt, reduced by cash and short-term investments in excess of an assumed operating cash level of $40 million and excluding unrealized gains and losses on derivative instruments designated as fair value hedges of fixed rate debt. Capitalization is shareholders' equity plus net debt. Total debt as a percent of capitalization was 29.0% at June 30, 2003.

Our share repurchase program has been suspended indefinitely as we are holding our financial resources in reserve for future acquisitions. As a result of all of the above activities and the payment of dividends, our balance of cash and short-term investments decreased $16.6 million at June 30, 2003 compared with December 31, 2002.

We intend to make a U.S. pension contribution for the 2002 plan year of approximately $3.6 million late in the third quarter this year. We also anticipate making a plan year 2003 contribution of approximately $3.0 million in September, 2004. This latter amount may change depending on asset and liability valuations as of year end.

Our financial position remains strong with a ratio of current assets to current liabilities of 3.4 to 1 at June 30, 2003, compared with 3.0 to 1 at December 31, 2002. We currently have $350 million of committed revolving credit facilities that will expire in July 2006. We had an additional $175 million of committed revolving credit facilities that expired in July 2003, which we chose not to renew. We believe our existing credit facilities, internally generated funds and ability to obtain additional financing, if desired, will be sufficient to meet our future capital needs, including acquisitions to expand into new and existing fluid technology markets.

In the second quarter of 2003, we modified our commodity hedging program for natural gas and electricity purchases by using financial instruments. These contracts are accounted for as cash flow hedges and any effective unrealized gains or losses on open contracts are recorded in other comprehensive income, net of tax. At June 30, 2003, open contracts totaled $8.8 million. Maturities ranged from one to twelve months. A hedge liability was recorded at June 30, 2003 of $.8 million, which represents the unrealized loss based upon current future prices at that date, of which $.5 million is included in other comprehensive income and $.3 million is included in deferred taxes.

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

- the lubricant additive demand in developing regions such as China and India, which geographic zones are an announced focus of our activities;

- the potential negative impact on product pricing and shipment volume demand from the consolidation of finished lubricant marketers;

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

                            THE LUBRIZOL CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We operate manufacturing and blending facilities, laboratories and offices around the world and utilize fixed and variable rate debt to finance our global operations. As a result, we are subject to business risks inherent in non-U.S. activities, including political and economic uncertainties, import and export limitations, and market risks related to changes in interest rates, commodity prices and foreign currency exchange rates. We believe the political and economic risks related to our foreign operations are mitigated due to the stability of the countries in which our largest foreign operations are located.

     In the normal course of business, we use derivative financial instruments including interest rate and commodity hedges and forward foreign currency exchange contracts to manage our market risks. Our objective in managing our exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow and to lower our overall borrowing costs. Our objective in managing our exposure to changes in foreign currency exchange rates is to reduce volatility on our earnings and cash flow associated with such changes. Our principal currency exposures are the euro, the pound sterling, the Japanese yen and certain Latin American currencies. Our objective in managing our exposure to changes in commodity prices is to reduce the volatility on our earnings and to lower our utility expenses. We do not purchase derivatives for trading purposes.

     Our primary commodity hedge exposures relate to natural gas and electric utility expenses. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our commodity exposures due to a 10% shift in the underlying commodity prices. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in commodity prices. A hypothetical 10% increase in commodity prices would have had a favorable impact and a hypothetical 10% decrease in commodity prices would have had an unfavorable impact on fair value of $.8 million, cash flow of $.8 million, and income before tax of $.8 million in 2003.

     A quantitative and qualitative discussion about our market risk is contained on page 21 of our 2002 Annual Report to our shareholders. There have been no material changes in the market risks faced by us since December 31, 2002.

Item 4. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of June 30, 2003. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2003, our disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in our periodic SEC filings. There were no significant changes in our internal control over financial reporting that occurred during the second quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                            THE LUBRIZOL CORPORATION

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        (c) On May 1, 2003, 202 common shares were issued in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to a former director pursuant to a deferred compensation plan for directors.

Item 4. Submission of Matters to a Vote of Security Holders

        Our Annual Meeting of Shareholders was held April 28, 2003. The following matters were voted on by the shareholders:

        1.      Election of directors:

                a. Jerald A. Blumberg. The vote was 39,656,120 shares for and 246,789 shares to withhold authority.

                b. Forest J. Farmer, Sr. The vote was 39,648,511 shares for and 254,398 shares to withhold authority.

                c. Ronald A. Mitsch. The vote was 39,495,529 shares for and 407,380 shares to withhold authority.

                d. Daniel E. Somers. The vote was 39,495,608 shares for and 407,301 shares to withhold authority.

Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits

                  31   Rule 13a-14(a) Certifications

                  32 Certification of Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation Pursuant to 18 U.S.C. Section 1350

        (b)     Reports on Form 8-K

                On April 24, 2003, we furnished a Form 8-K with respect to our press release dated April 24, 2003, announcing our results for the three months ended March 31, 2003.

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

Date: August 5, 2003