Form 10-Q
period 2003-09-30
LUBRIZOL CORP
filed 2003-11-06
CIK 60751

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ____ to ________

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

Number of the registrant's common shares, without par value, outstanding, as of September 30, 2003: 51,557,528.

                          PART I. FINANCIAL INFORMATION
                           Item 1 Financial Statements

                            THE LUBRIZOL CORPORATION

CONSOLIDATED BALANCE SHEETS

                                                         September 30,  December 31,
(In Thousands of Dollars)                                    2003           2002
------------------------------------------------------   -------------  ------------
ASSETS
Cash and short-term investments ......................   $    215,158   $    266,428
Receivables ..........................................        331,015        295,508
Inventories:
  Finished products ..................................        153,832        148,478
  Products in process ................................         80,194         58,643
  Raw materials ......................................         80,020         76,779
  Supplies and engine test parts .....................         19,727         19,068
                                                         ------------   ------------
                                                              333,773        302,968
                                                         ------------   ------------
Other current assets .................................         39,795         44,875
                                                         ------------   ------------
                    Total current assets .............        919,741        909,779
Property and equipment - net .........................        676,554        679,155
Goodwill .............................................        205,524        168,352
Intangible assets - net ..............................         63,827         43,162
Investments in nonconsolidated companies .............          6,689          6,690
Other assets .........................................         51,088         52,999
                                                         ------------   ------------
                         TOTAL .......................   $  1,923,423   $  1,860,137
                                                         ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt and current portion of long-term debt.   $     11,031   $     17,046
Accounts payable .....................................        149,639        140,424
Accrued expenses and other current liabilities .......        132,969        150,271
                                                         ------------   ------------
                    Total current liabilities ........        293,639        307,741
                                                         ------------   ------------
Long-term debt .......................................        382,755        384,845
Postretirement health care obligation ................         97,935         96,495
Noncurrent liabilities ...............................        100,083         92,655
Deferred income taxes ................................         60,024         55,761
                                                         ------------   ------------
                    Total liabilities ................        934,436        937,497
                                                         ------------   ------------
Minority interest in consolidated companies ..........         52,792         53,388
Contingencies and commitments
Shareholders' equity:
  Preferred stock without par value - authorized
    and unissued:
      Serial Preferred Stock -  2,000,000 shares
      Serial Preference Shares - 25,000,000 shares
  Common shares without par value:
    Authorized 120,000,000 shares
    Outstanding- 51,557,528 shares as of September 30,
      2003 after deducting 34,638,366 treasury
      shares, 51,457,642 shares as of December 31,
      2002 after deducting 34,738,252 treasury shares         122,805        118,985
  Retained earnings ..................................        867,834        828,318
  Accumulated other comprehensive loss ...............        (54,444)       (78,051)
                                                         ------------   ------------
                    Total shareholders' equity .......        936,195        869,252
                                                         ------------   ------------
                         TOTAL .......................   $  1,923,423   $  1,860,137
                                                         ============   ============

Amounts shown are unaudited.
See accompanying notes to the financial statements.

                            THE LUBRIZOL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Month Period            Nine Month Period
                                                    Ended September 30            Ended September 30
                                               ---------------------------   ---------------------------
(In Thousands Except Per Share Data)               2003           2002           2003           2002
-------------------------------------------    ------------   ------------   ------------   ------------
Net sales .................................    $    509,107   $    509,427   $  1,530,383   $  1,483,645
Royalties and other revenues ..............             760            876          2,374          2,554
                                               ------------   ------------   ------------   ------------
          Total revenues ..................         509,867        510,303      1,532,757      1,486,199

Cost of sales .............................         377,486        358,850      1,118,360      1,051,830
Selling and administrative expenses .......          48,647         49,530        149,613        146,700
Research, testing and development expenses.          41,022         42,774        123,265        124,674
Restructuring charge ......................             409              -          7,447              -
                                               ------------   ------------   ------------   ------------
          Total cost and expenses .........         467,564        451,154      1,398,685      1,323,204

Other income (expense) - net ..............          (2,573)        (3,042)        (2,906)        (7,084)
Interest income ...........................             913          1,796          3,015          5,005
Interest expense ..........................          (6,611)        (5,791)       (18,669)       (16,941)
                                               ------------   ------------   ------------   ------------
Income before income taxes and cumulative
 effect of change in accounting principle..          34,032         52,112        115,512        143,975
Provision for income taxes ................           9,734         15,634         35,808         43,193
                                               ------------   ------------   ------------   ------------
Income before cumulative effect of change
 in accounting principle ..................          24,298         36,478         79,704        100,782
Cumulative effect of change in accounting
 principle ................................               -              -              -         (7,785)
                                               ------------   ------------   ------------   ------------
Net income ................................    $     24,298   $     36,478   $     79,704   $     92,997
                                               ============   ============   ============   ============

Net income per share:

 Income before cumulative effect of change
  in accounting principle .................    $       0.47   $       0.71   $       1.54   $       1.96
 Cumulative effect of change in accounting
  principle ...............................               -              -              -          (0.15)
                                               ------------   ------------   ------------   ------------
Net income per share ......................    $       0.47   $       0.71   $       1.54   $       1.81
                                               ============   ============   ============   ============

Net income per share, diluted:

 Income before cumulative effect of change
  in accounting principle .................    $       0.47   $       0.71   $       1.54   $       1.95
 Cumulative effect of change in accounting
  principle ...............................               -              -              -          (0.15)
                                               ------------   ------------   ------------   ------------
 Net income per share, diluted ............    $       0.47   $       0.71   $       1.54   $       1.80
                                               ============   ============   ============   ============
Dividends per share .......................    $       0.26   $       0.26   $       0.78   $       0.78
                                               ============   ============   ============   ============
Weighted average common shares outstanding.          51,717         51,569         51,680         51,475

Amounts shown are unaudited.
See accompanying notes to the financial statements.

                            THE LUBRIZOL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Nine Month Period
                                                                    Ended September 30
                                                               ----------------------------
(In Thousands of Dollars)                                          2003            2002
------------------------------------------------------------   ------------    ------------
Cash provided from (used for):
Operating activities:
  Net income ...............................................   $     79,704    $     92,997
  Adjustments to reconcile net income to cash provided
   by operating activities:
    Depreciation and amortization ..........................         74,146          70,898
    Deferred income taxes ..................................          4,146            (616)
    Restructuring charge ...................................          3,327               -
    Cumulative effect of change in accounting principle ....              -           7,785
    Change in current assets and liabilities:
      Receivables ..........................................        (18,846)          7,452
      Inventories ..........................................        (13,324)        (13,930)
      Accounts payable and accrued expenses ................        (24,259)          4,712
      Other current assets .................................          2,923          (3,215)
    Other items - net ......................................          5,882           7,069
                                                               ------------    ------------
          Total operating activities .......................        113,699         173,152
Investing activities:
  Capital expenditures .....................................        (59,485)        (45,976)
  Acquisitions and investments in nonconsolidated
    companies ..............................................        (67,532)        (69,438)
  Other - net ..............................................            484           2,882
                                                               ------------    ------------
          Total investing activities .......................       (126,533)       (112,532)
Financing activities:
  Short-term borrowings(repayments)-net ....................         (6,426)          6,715
  Long-term repayments .....................................           (227)         (1,654)
  Long-term borrowings .....................................             15               -
  Dividends paid ...........................................        (40,161)        (40,043)
  Proceeds from termination of interest rate swaps .........              -          18,134
  Stock options exercised ..................................          3,658           8,203
                                                               ------------    ------------
          Total financing activities .......................        (43,141)         (8,645)
Effect of exchange rate changes on cash ....................          4,705           8,485
                                                               ------------    ------------
Net increase (decrease) in cash and short-term
  investments ..............................................        (51,270)         60,460
Cash and short-term investments at beginning of period .....        266,428         189,095
                                                               ------------    ------------
Cash and short-term investments at end of period ...........   $    215,158    $    249,555
                                                               ============    ============

Amounts shown are unaudited.
See accompanying notes to the financial statements.

                            THE LUBRIZOL CORPORATION

                   Notes to Consolidated Financial Statements
                  Amounts in thousands (except per share data)
                               September 30, 2003

1. The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals unless otherwise noted) necessary to present fairly the financial position as of September 30, 2003 and December 31, 2002, and the results of operations and cash flows for the applicable periods ended September 30, 2003 and 2002.

2. Net income per share is computed by dividing net income by average common shares outstanding during the period, including contingently issuable shares. Net income per diluted share includes the dilutive effect resulting from outstanding stock options and stock awards.

         Per share amounts are computed as follows:

                                           Three Month Period             Nine Month Period
                                           Ended September 30             Ended September 30
                                      ---------------------------   ---------------------------
                                         2003           2002            2003           2002
                                      ------------   ------------   ------------   ------------
Numerator:
  Income before cumulative
    effect of change in
    accounting principle              $     24,298   $     36,478   $     79,704   $    100,782
  Cumulative effect of change
    in accounting principle                      -              -              -         (7,785)
                                      ------------   ------------   ------------   ------------
  Net income                          $     24,298   $     36,478   $     79,704   $     92,997
                                      ============   ============   ============   ============

Denominator:
  Weighted average common
    shares outstanding                      51,717         51,569         51,680         51,475
  Dilutive effect of stock
    options and awards                         297            172            189            323
                                      ------------   ------------   ------------   ------------
  Denominator for net income
    per share, diluted                      52,014         51,741         51,869         51,798
                                      ============   ============   ============   ============

Net Income Per Share:
  Income before cumulative
    effect of change in
    accounting principle              $       0.47   $       0.71   $       1.54   $       1.96
  Cumulative effect of change
    in accounting principle                      -              -              -          (0.15)
                                      ------------   ------------   ------------   ------------
  Net income per share                $       0.47   $       0.71   $       1.54   $       1.81
                                      ============   ============   ============   ============

Diluted Net Income Per Share:
  Income before cumulative
    effect of change in
    accounting principle              $       0.47   $       0.71   $       1.54   $       1.95
  Cumulative effect of change
    in accounting principle                      -              -              -          (0.15)
                                      ------------   ------------   ------------   ------------
  Net income per share,
    diluted                           $       0.47   $       0.71   $       1.54   $       1.80
                                      ============   ============   ============   ============

        Weighted average shares issuable upon the exercise of stock options which were excluded from the diluted earnings per share calculations because they were antidilutive for the three- and nine-month periods ended September 30, 2003 were 2.0 million and 2.7 million, respectively, and for the three- and nine-month periods ended September 30, 2002 were
        3.7 million and 1.9 million, respectively.

                            THE LUBRIZOL CORPORATION

                   Notes to Consolidated Financial Statements
                  Amounts in thousands (except per share data)
                               September 30, 2003

3. Total comprehensive income for the three- and nine-month periods ended September 30, 2003 and 2002 is comprised as follows:

                                                    Three Month Period        Nine Month Period
                                                    Ended September 30       Ended September 30
                                                 -----------------------   -----------------------
                                                    2003         2002         2003         2002
                                                 ----------   ----------   ----------   ----------
Net income                                       $   24,298   $   36,478   $   79,704   $   92,997

Foreign currency translation adjustment               3,618          767       23,168       26,492
Unrealized gains (losses)- natural gas hedges          (267)           -         (757)           -
Unrealized gains (losses)- interest rate swaps          434         (836)       1,038         (857)
Pension plan minimum liability                          158            -          158            -
                                                 ----------   ----------   ----------   ----------
Total comprehensive income                       $   28,241   $   36,409   $  103,311   $  118,632
                                                 ==========   ==========   ==========   ==========

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

                            THE LUBRIZOL CORPORATION

                   Notes to Consolidated Financial Statements
                  Amounts in thousands (except per share data)
                               September 30, 2003

         The following table presents a summary of the company's reportable segments for the three- and nine-month periods ended September 30, 2003 and 2002, based on the current reporting structure. Prior-year amounts have been restated to reflect reclassifications of products between reporting segments and changes in allocation methodology of corporate expenses:

                                                     Three Month Period           Nine Month Period
                                                     Ended September 30           Ended September 30
                                                ---------------------------   ---------------------------
                                                    2003           2002           2003           2002
                                                ------------   ------------   ------------   ------------
Revenues from external customers:
 FTT                                            $    382,299   $    400,736   $  1,165,891   $  1,187,322
 FTI                                                 117,833        102,627        342,008        279,889
 All other                                             9,735          6,940         24,858         18,988
                                                ------------   ------------   ------------   ------------
  Total revenues                                $    509,867   $    510,303   $  1,532,757   $  1,486,199
                                                ============   ============   ============   ============

Segment contribution income(loss):
 FTT                                            $     65,440   $     84,585   $    222,556   $    243,360
 FTI                                                  19,005         18,922         55,491         53,565
 All other                                            (1,271)        (2,412)        (5,192)        (7,455)
                                                ------------   ------------   ------------   ------------
  Total segment contribution income             $     83,174   $    101,095   $    272,855   $    289,470
                                                ============   ============   ============   ============

Segment operating profit(loss) before tax:
 FTT                                            $     32,795   $     45,703   $    118,551   $    129,055
 FTI                                                  10,040         13,875         29,791         37,756
 All other                                            (2,696)        (3,471)        (9,729)       (10,900)
                                                ------------   ------------   ------------   ------------
Total segment operating profit before tax             40,139         56,107        138,613        155,911
Restructuring charge                                    (409)             -         (7,447)             -
Interest expense - net                                (5,698)        (3,995)       (15,654)       (11,936)
                                                ------------   ------------   ------------   ------------
Income before income taxes and cumulative
 effect of an accounting change                 $     34,032   $     52,112   $    115,512   $    143,975
                                                ============   ============   ============   ============

                            THE LUBRIZOL CORPORATION

                   Notes to Consolidated Financial Statements
                  Amounts in thousands (except per share data)
                               September 30, 2003

5. The company has elected the intrinsic value method to account for employee stock options. The following table shows the pro forma effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                     Three Month Period             Nine Month Period
                                     Ended September 30             Ended September 30
                                 ---------------------------   ---------------------------
                                    2003            2002           2003           2002
                                 ------------   ------------   ------------   ------------
Reported net income              $     24,298   $     36,478   $     79,704   $     92,997
Plus: Stock-based employee
      compensation (net of
      tax) included in
      net income                           (3)             8            365            114
Less: Stock-based employee
      compensation (net of
      tax) using the fair
      value method                     (1,078)        (1,517)        (3,881)        (4,551)
                                 ------------   ------------   ------------   ------------
Pro forma net income             $     23,217   $     34,969   $     76,188   $     88,560
                                 ------------   ------------   ------------   ------------
Reported net income per
      share                      $       0.47   $       0.71   $       1.54   $       1.81
                                 ------------   ------------   ------------   ------------
Pro forma net income per
      share                      $       0.45   $       0.68   $       1.47   $       1.72
                                 ============   ============   ============   ============
Reported net income per
      share, diluted             $       0.47   $       0.71   $       1.54   $       1.80
                                 ============   ============   ============   ============
Pro forma net income per
      share, diluted             $       0.45   $       0.68   $       1.47   $       1.71
                                 ============   ============   ============   ============

6. In February 2003, the company notified employees at its Bromborough, England facility of plans to restructure and reduce operational costs to remain competitive. The facility consolidated various operational activities to achieve greater efficiency through improved business processes. There will be a reduction of 40 employees, or approximately 35% of the facility's headcount, by the end of 2003. These changes began during the first quarter of 2003 and are expected to be completed by the end of 2003. As a result of these changes, the company recorded a restructuring charge for Bromborough of $.4 million in the third quarter and $6.7 million in the first nine months of 2003. The charge in the third quarter was primarily due to severance costs. The charge in the first nine months of 2003 consisted of $3.2 million in severance costs, $3.3 million in asset impairments and $.2 million in other miscellaneous costs. Cash expenditures in the third quarter of 2003 were $.4 million and in the first nine months of 2003 were $2.9 million. An accrued liability of $.5 million remains at September 30, 2003, relating to employee severance costs. Additional severance costs of approximately $.3 million are expected to be incurred during the remainder of 2003 for those employees that will be separated after 90 days of the legal notification date of the restructuring. The restructuring charge in the first nine months of 2003 also includes $.7 million for a voluntary separation program to employees at the company's India joint venture, Lubrizol India Private Limited, which is accounted for using the consolidated method. Cash expenditures for India were $.7 million in both the second quarter and the first nine months of 2003. The charge for both cost reduction initiatives are reported as a

                            THE LUBRIZOL CORPORATION

                   Notes to Consolidated Financial Statements
                  Amounts in thousands (except per share data)
                               September 30, 2003

         separate line item in the consolidated income statement, entitled "Restructuring charge" and are included in the "Total cost and expenses" subtotal on the consolidated income statement. The charge relates primarily to the fluid technologies for transportation segment. The following table shows the reconciliation of the September 30, 2003 liability balance for the third quarter of 2003 and the first nine months of 2003:

                                   Three Month Period           Nine Month Period
                                 Ended September 30, 2003   Ended September 30, 2003
                                 ------------------------   ------------------------
Beginning balance                      $    500                    $       -
Restructuring charge                        409                        7,447
Less cash paid                             (356)                      (3,581)
Less asset impairments                                                (3,327)
Translation adjustments                       1                           15
                                       --------                    ---------
September 30, 2003 Balance             $    554                    $     554
                                       ========                    =========

         On November 4, 2003 the company announced workforce reductions, primarily in the United States, designed to improve profitability to reposition the company for stronger growth. The reductions are expected to be completed by year-end, 2003 and are estimated to result in annual pretax savings of approximately $15 million beginning in 2004. These savings are in addition to approximately $4.5 million of pre-tax savings from the restructuring programs at Bromborough and India. The company will record a fourth quarter, 2003 restructuring charge that is projected to be approximately $13 million.

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

         The company is exposed to the effect of changes in commodity prices for natural gas and electric utility expenses on its earnings and cash flow. In the second quarter of 2003, the company modified its commodity hedging program for natural gas and electricity purchasing by using financial instruments to reduce the volatility on earnings of utility expense. These contracts relate to transactions with maturities of less than one year and

                            THE LUBRIZOL CORPORATION

                   Notes to Consolidated Financial Statements
                  Amounts in thousands (except per share data)
                               September 30, 2003

         are accounted for as cash flow hedges and any effective unrealized gains or losses on open contracts are recorded in other comprehensive income, net of tax. At September 30, 2003 open contracts totaled $7.0 million. A hedge liability was recorded at September 30, 2003 of $1.2 million, which represents the unrealized loss at that date based upon current futures prices. The loss, net of deferred taxes of $.4 million, is included as a charge of $.8 million in other comprehensive income loss. The company expects all of the unrealized hedge gains or losses to be reclassified into earnings within the next 12 months.

8. In the third quarter of 2003, the company completed two acquisitions in the fluid technologies for industry segment for cash of $67.5 million. In July, 2003 the company purchased the product lines of the North American-based silicones business from BASF, which expanded our foam control additives business to about $40 million in annual revenues. Assets acquired from BASF included customer lists, certain trademarks, manufacturing technology and other related intellectual property specifically developed for silicone products in the North America region, and finished goods inventory. Silicones are used in the manufacture of sealants, caulks and water proofing products. Historical annual revenues for these silicone products approximate $6 million. In late September, 2003 the company completed an acquisition of selected personal care ingredients business from Amerchol Corporation, a subsidiary of The Dow Chemical Company. Products from this business go into a wide range of end uses, including skin care and hair conditioners. Products include methyl glucoside derivatives, lanoline derivatives and Promulgen(TM) personal care ingredients. Annualized revenues of the acquisition are approximately $30 million.

         The company is currently in the process of allocating the purchase price for both of these acquisitions, so it is possible the assignment of value among assets acquired may change once the purchase price allocation is complete.

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Our revenues in the third quarter of 2003 were generally even with revenues in the same period in 2002 and increased in the first nine months of 2003 compared with the first nine months of 2002. However, net income decreased in both the third quarter and first nine months of 2003 compared to the same periods in 2002. The primary operating drivers of the lower earnings were lower shipment volume, higher average raw material cost and higher manufacturing expenses, which more than offset a higher average selling price. A detailed discussion of these and other factors that affected the third quarter and nine months follows.

We group our product lines into three reportable segments: fluid technologies for transportation, fluid technologies for industry and all other. Fluid technologies for transportation comprised approximately 76% of our consolidated revenues and 86% of our segment pre-tax operating profits in the first nine months of 2003. See Note 4 to the financial statements for further financial disclosures by reporting segment.

Our consolidated revenues decreased $.4 million, or less than 1%, in the third quarter of 2003 compared with the same period in 2002, due to a 10% decline in shipment volume that was partially offset by a 9% increase in average selling price. Excluding the impact of acquisitions (Dock Resins Corporation, Intermountain Specialties, Inc., also known as Brose Chemical Company, and certain product lines of BASF), third quarter revenues decreased $6.6 million, or 1%, compared with the third quarter of the prior year. Consolidated revenues increased $46.6 million, or 3%, in the first nine months of 2003 compared with the same period in 2002, due to an 8% increase in average selling price, partially offset by a 5% decline in shipment volume. Excluding the impact of acquisitions (Kabo Unlimited, Inc., Dock, Chemron, Brose and certain product lines of BASF), revenues increased $13.7 million, or 1%, in the first nine months of 2003 compared with 2002, due to an 8% increase in average selling price and higher revenues by our equipment companies, partially offset by an 8% decline in shipment volume.

The following table shows our shipment volume by geographic zone in the third quarter and the first nine months of 2003.

                                  3rd Qtr      YTD
                                   2003       2003
                                  Volume     Volume
                                  -------    ------
North America                       46%        46%
Europe                              28%        28%
Asia-Pacific/Middle East            19%        19%
Latin America                        7%         7%
                                   ---        ---
Total                              100%       100%
                                   ===        ===

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Changes in our shipment volume vary in different geographic zones. The following table shows the changes in shipment volume by geographic zone in the third quarter and first nine months of 2003 compared with the same periods in 2002.

                                          3rd Qtr                          YTD
                                       2003 vs. 2002                  2003 vs. 2002
                                    Increase (Decrease)            Increase (Decrease)
                                 -------------------------     ---------------------------
                                               Excluding                       Excluding
                                   Total      Acquisitions       Total        Acquisitions
                                 ---------    ------------     ----------     ------------
North America                      (13%)         (14%)            (5%)            (10%)
Europe                             (13%)         (13%)            (9%)             (9%)
Asia-Pacific/Middle East            (3%)          (3%)            (5%)             (5%)
Latin America                        8%            8%              4%               4%
Total                              (10%)         (11%)            (5%)             (8%)

Excluding acquisitions, total shipment volume decreased 11% in the third quarter of 2003 and 8% in the first nine months of 2003 compared with the same periods in 2002. Approximately 9% of the decrease in the third quarter of 2003 and 25% of the decrease in the first nine months of 2003 was due to a shift in our viscosity modifier product line from liquids to a higher-value concentrated solid form. All zones were affected by the shift to solid viscosity modifiers, though the effects were mostly seen in North America and Europe. The remaining shipment volume decrease for both periods was primarily due to losses associated with a major international customer, which mainly affected North America and Europe, along with weak worldwide demand for lubricants. We believe that the severe acute respiratory syndrome (SARS) outbreak in Southeast Asia along with weakness stemming from economic and political conditions within certain countries of the Asia-Pacific / Middle East region contributed to the decline in the Asia-Pacific / Middle East zone during the first nine months of 2003. See the "Segment Analysis" section for additional explanation of shipment volume variances by business segment and geographic zone in 2003 compared with 2002.

Our average additive selling price increased 9% in the third quarter of 2003 compared to the same period in 2002 due to a 6% increase in the combination of price and product mix and 3% favorable currency effects. Our average additive selling price increased 8% in the first nine months of 2003 compared to the first nine months of 2002 equally due to favorable currency effects and an increase in the combination of price and product mix. Sequentially, the third quarter 2003 average additive selling price was even with the second quarter and 3.5% higher than the first quarter of 2003, due to favorable currency effects and the implementation of a price increase in the form of a surcharge at the end of the first quarter of 2003. This surcharge was designed to cover the continuing rise in raw material prices and natural gas-fired utility costs, since our last price increase in the fourth quarter of 2002.

Our cost of sales increased $18.6 million, or 5% ($14.4 million, or 4%, excluding acquisitions), in the third quarter of 2003 and $66.5 million, or 6% ($43.2 million, or 4%, excluding acquisitions), in the first nine months of 2003 compared with the same periods in 2002. The increase for both periods was primarily due to higher average raw material cost and higher manufacturing expenses. Average raw material cost increased 11% in the third quarter of 2003 and 9% in the first nine months of 2003 compared with the same periods of 2002 primarily due to higher raw material prices, mainly driven by higher prices of crude oil and natural gas, and unfavorable currency effects. Sequentially, average raw material cost in the third quarter of 2003 increased 2% from the second quarter of 2003.

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Total manufacturing expenses increased 15% (14% excluding acquisitions) in the third quarter of 2003 and 13% (11% excluding acquisitions) in the first nine months of 2003 compared with the same periods in 2002. We built inventories in the third quarter of 2002 and drew down inventories in the third quarter of 2003. Excluding acquisitions and the impact of changes in inventory levels, manufacturing expenses increased 7% in the third quarter of 2003 and 10% in the first nine months of 2003 compared with the same periods in 2002, primarily due to unfavorable currency effects, higher utilities and higher salary and benefit expenses, partially offset by a reduction in variable pay expense. In addition, total manufacturing expenses included a reclassification of expenses at certain subsidiaries of our fluid technologies for industry (FTI) and advanced fluid systems (AFS) operating segments that were charged in 2002 to selling and administrative expenses or material costs. The reclassification increased manufacturing expenses by $.9 million in the third quarter of 2003 and $3.6 million in the first nine months of 2003. We estimate the total impact of this reclassification to manufacturing expenses for 2003 will be approximately $5.0 million.

Cost of sales for the first nine months of 2003 included approximately $3 million in manufacturing expenses to cover costs associated with two fires that occurred during the second quarter of 2003. In April 2003, an after-working-hours fire destroyed a metalworking additive blending facility we leased in Detroit. There were no injuries, nor any damage to a nearby warehouse where we stored finished goods. We were able to supply customers from this warehouse and we have permanently shifted production to our Painesville, Ohio plant. Also in April 2003, a fire associated with a maintenance shutdown occurred in a dispersant production unit at our plant in Le Havre, France.

Gross profit (net sales less cost of sales) decreased $19.0 million, or 13% ($21.0 million, or 14%, excluding acquisitions), in the third quarter of 2003 and $19.8 million, or 5% ($29.3 million, or 7%, excluding acquisitions), in the first nine months of 2003 compared with the same periods in 2002. The decrease for both periods was primarily due to lower shipment volume, higher average raw material cost and higher manufacturing expenses, partially offset by higher average selling price. Our gross profit percentage (gross profit divided by net sales) decreased to 25.9% for the third quarter of 2003 and 26.9% for the first nine months of 2003, compared with 29.6% in the third quarter of 2002 and 29.1% in the first nine months of 2002. The decrease in the gross profit percentages for both periods was due to the reasons previously described. The impact of acquisitions and the reclassification of certain expenses to manufacturing, as described above, accounted for a decrease of 60 basis points (of the total 220 basis point decline) in our gross profit percentage in the first nine months of 2003. Sequentially, the gross profit percentage decreased from 27.5% in the second quarter of 2003.

Our selling and administrative expenses decreased $.9 million, or 2% ($1.5 million, or 3%, excluding acquisitions), in the third quarter of 2003 and increased $2.9 million, or 2% (decreased $.1 million excluding acquisitions), in the first nine months of 2003 compared with the same periods in 2002. Excluding acquisitions, the decrease for both periods was primarily due to a reduction in our variable pay expense and the reclassification of certain 2002 selling and administrative expenses for our FTI and AFS operating segments, which was partially offset by unfavorable currency effects and higher salary and benefit expenses.

Our research, testing and development expenses (technology expenses) decreased $1.8 million, or 4% ($2.1 million, or 5%, excluding acquisitions), in the third quarter of 2003 and $1.4 million, or 1% ($2.7 million, or 2%, excluding acquisitions), in the first nine months of 2003 compared with the same periods in 2002. The decrease for both periods, excluding acquisitions, was due to

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

lower testing at outside laboratories and a reduction in our variable pay expense, partially offset by unfavorable currency effects. In addition, technology expenses included a write-down of $1.1 million in the first nine months of 2003 related to a former technical facility in Japan that we sold during the third quarter of 2003.

In the first nine months of 2003, we recorded a restructuring charge of $7.4 million, or $.10 per share, consisting of $6.7 million for our Bromborough, England intermediate production and blending facility and $.7 million for a voluntary separation program at our joint venture in India. The Bromborough charge primarily consisted of $3.2 million in employee separation benefits and $3.3 million in asset impairments for production units taken out of service. In the third quarter the Bromborough charge was $.4 million, or $.01 per share, for severance costs. We have eliminated some capacity at this facility and have planned a reduction of 40 positions. We expect the Bromborough restructuring initiative will be completed by year-end. We estimate the full year restructuring charge will be approximately $7.5 million, or $.10 per share, and total annualized savings from the combined restructuring activities are projected to be $4.5 million, of which approximately $2.0 million is expected to be realized in 2003.

The change in other income (expense) favorably affected pre-tax income by $.5 million in the third quarter of 2003 and $4.2 million in the first nine months of 2003 compared with the same periods in 2002. The favorable variance for the first nine months of 2003 was primarily due to increased currency translation gains.

Interest income decreased $.9 million in the third quarter of 2003 and $2.0 million in the first nine months of 2003 compared with the same periods in 2002 as a result of lower interest rates. Interest expense increased $.8 million in the third quarter of 2003 and $1.7 million in the first nine months of 2003, compared with the same periods in 2002, due to the absence of the interest rate swap agreements that we utilized in the third quarter of 2002 and, in the third quarter of 2003, interest on a European tax settlement. In 2002, we had swap agreements that reduced interest expense by approximately $.8 million ($.3 million impact from outstanding swap and $.5 million amortization of deferred gain) in the third quarter of 2002 and $3.6 million ($3.1 million impact from outstanding swap and $.5 million amortization of deferred gain) in the first nine months of 2002. As a result of the interest rate swap agreements that were terminated in 2002, the unrecognized gain is being amortized as a reduction of interest expense through December 1, 2008. Amortization of the unrealized gain reduced interest expense in the third quarter of 2003 by approximately $.7 million and in the first nine months of 2003 by approximately $2.0 million.

As a result of the above factors, our income before income taxes and the cumulative effect of a change in accounting principle decreased 35% to $34.0 million in the third quarter of 2003, and 20% to $115.5 million in the first nine months of 2003, compared with $52.1 million and $144.0 million for the respective corresponding periods in 2002.

We had an effective tax rate of 28.6% for the third quarter of 2003 and 31.0% for the first nine months of 2003, compared with 30.0% for both periods in 2002. The lower effective tax rate in the third quarter of 2003 increased earnings by $.01 per share and the higher effective tax rate for the first nine months of 2003 reduced earnings by $.03 per share, compared to the same periods in 2002. The increase in the effective tax rate for the first nine months of 2003, as compared to the first nine months of 2002, mainly was due to a non-recurring 2002 charitable contribution of technology, offset in part by the impact of higher expected levels of non-taxable currency translation gains.

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

We lowered our estimated 2003 effective tax rate in both the second quarter and the third quarter, mainly due to higher expected levels of non-taxable currency translation gains for the full year.

As a result of the factors described above, income before the cumulative effect of a change in accounting principle decreased $12.2 million, or 33% in the third quarter of 2003 and $21.1 million, or 21%, in the first nine months of 2003 compared with the same periods in 2002. Income per share, before the cumulative effect of a change in accounting principle, was $.47 in the third quarter of 2003 and $1.54 in the first nine months of 2003, compared with $.71 and $1.96 for the respective corresponding periods in 2002.

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

Primarily as a result of the above factors, our net income in the third quarter of 2003 decreased 33% to $24.3 million ($.47 per share), compared with $36.5 million ($.71 per share) in the third quarter of 2002. Net income in the first nine months of 2003 decreased 14% to $79.7 million ($1.54 per share) compared with $93.0 million ($1.81 per share) in the first nine months of 2002.

On November 4, 2003 the company announced workforce reductions, primarily in the United States, designed to improve profitability to reposition the company for stronger growth. The reductions are expected to be completed by year-end, 2003 and are estimated to result in annual pretax savings of approximately $15 million beginning in 2004. These savings are in addition to approximately $4.5 million of pre-tax savings from the restructuring programs at Bromborough and India. The company will record a fourth quarter, 2003 restructuring charge that is projected to be approximately $13 million.

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

OPERATING RESULTS BY BUSINESS SEGMENT

                                                  Three Month Period           Nine Month Period
                                                  Ended September 30           Ended September 30
(in Millions of Dollars)                         2003           2002           2003           2002
                                             ------------   ------------   ------------   ------------
Revenues:
 Fluid technologies for transportation       $      382.3   $      400.7   $    1,165.9   $    1,187.3
 Fluid technologies for industry                    117.8          102.6          342.0          279.9
 All other                                            9.8            7.0           24.9           19.0
                                             ------------   ------------   ------------   ------------
       Total                                 $      509.9   $      510.3   $    1,532.8   $    1,486.2
                                             ============   ============   ============   ============

Gross Profit:
 Fluid technologies for transportation       $      104.7   $      123.9   $      335.6   $      358.6
 Fluid technologies for industry                     35.9           33.8          104.2           95.6
 All other                                            2.6            1.9            6.4            4.6
                                             ------------   ------------   ------------   ------------
       Total                                 $      143.2   $      159.6   $      446.2   $      458.8
                                             ============   ============   ============   ============

Segment Contribution Income(Loss):
 Fluid technologies for transportation       $       65.4   $       84.6   $      222.6   $      243.4
 Fluid technologies for industry                     19.0           18.9           55.5           53.6
 All other                                           (1.3)          (2.4)          (5.2)          (7.5)
                                             ------------   ------------   ------------   ------------
       Total                                 $       83.1   $      101.1   $      272.9   $      289.5
                                             ============   ============   ============   ============

Fluid Technologies for Transportation Segment

Segment revenues decreased $18.4 million, or 5%, in the third quarter of 2003 compared with the same period in 2002, due to a 13% decline in shipment volume, partially offset by an 8% increase in average selling price. The increase in average selling price for the third quarter of 2003 primarily was due to an increase in the combination of price and product mix along with 3% favorable currency effects. Segment revenues decreased $21.4 million, or 2%, in the first nine months of 2003 compared with the first nine months of 2002 due to a 10% decrease in shipment volume partially offset by an 8% increase in average selling price. The increase in average selling price in the first nine months of 2003 primarily was due to favorable currency effects of 5% and the remainder was due to an increase in the combination of price and product mix.

The fluid technologies for transportation segment implemented a price increase in December 2002 for the North America zone and in January 2003 for the rest of the world. In addition, a second price increase that was structured as a surcharge was implemented in late March for North America and in late April for products sourced from Asia and Latin America as well as select products in Europe. This surcharge was designed to cover the continuing rise in raw material prices and natural gas-fired utility costs, since our last price increase in the fourth quarter of 2002.

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The following table shows the changes in shipment volume by geographic zone in the third quarter and first nine months of 2003 compared with the same periods in 2002.

                                 3rd Qtr                    YTD
                              2003 vs. 2002            2003 vs. 2002
                           Increase (Decrease)      Increase (Decrease)
                           -------------------      ------------------
North America                      (18%)                    (13%)
Europe                             (15%)                     (9%)
Asia-Pacific/Middle East            (4%)                     (6%)
Latin America                        7%                       3%
Total                              (13%)                    (10%)

The shipment volume decline in both the third quarter and the first nine months of 2003 partially was due to lower unit sales of viscosity modifiers, principally caused by a shift from liquid polymers to solid polymers. Generally, solids are one-tenth the volume of liquids. Excluding this shift in our viscosity modifier product line, total shipment volume decreased 12% in the third quarter and 8% in the first nine months of 2003. About half of the shipment volume decreases in North America and Europe were due to losses in our engine oils business and specialty driveline business associated with a major international customer. The declines in North America for the third quarter and the first nine months of 2003 also were due to our shifting of some products in our specialties business to more concentrated formulations. In addition, weak worldwide demand for lubricants contributed to the declines in the North America and Europe zones for both the third quarter and the first nine months of 2003. The third quarter decrease in Asia-Pacific/Middle East volume primarily was due to the weak business environment stemming from economic and political conditions in certain parts of this region. During the first nine months of 2003, we believe SARS also negatively impacted business activity primarily in the Asia-Pacific / Middle East zone.

Segment gross profit decreased $19.2 million, or 16%, in the third quarter of 2003 and $23.0 million, or 6%, in the first nine months of 2003 compared with the same periods in 2002. The decrease for both periods primarily was due to lower shipment volume, higher average raw material cost and higher manufacturing expenses, partially offset by higher average selling price due to favorable currency effects and an increase in the combination of price and product mix. In calculating gross profit at the operating segment level, we exclude our estimate of the cost of excess capacity from product costs (See Note 4 to the financial statements.) The gross profit percentage for this segment was 27.4% in the third quarter of 2003 and 28.8% in the first nine months of 2003, compared with 30.9% and 30.2% in the respective comparable periods in 2002. The decrease in the gross profit percentage for both comparison periods was due to the reasons previously explained.

Direct selling, marketing and technical expenses were flat in the third quarter of 2003 and decreased $3.3 million, or 3%, in the first nine months of 2003 compared with the same periods in 2002, primarily due to lower technical spending at outside test laboratories. Segment contribution income decreased $19.1 million, or 23%, in the third quarter of 2003 compared with the third quarter of 2002 entirely due to lower gross profit. Segment contribution income decreased $20.8 million, or 9%, in the first nine months of 2003 compared with the same period in 2002 as a result of lower gross profit and lower equity earnings, partially offset by lower technical expenses.

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Fluid Technologies for Industry Segment

Segment revenues increased $15.2 million, or 15% ($8.9 million, or 9%, excluding acquisitions), in the third quarter of 2003 and $62.1 million, or 22% ($29.2 million, or 10%, excluding acquisitions), in the first nine months of 2003 compared with the same periods in 2002. Acquisitions contributed $6.2 million of the segment revenue increase in the third quarter of 2003, due to Dock Resins, Brose and the product lines of BASF, and $32.9 million of the segment revenue increase in the first nine months of 2003, primarily due to Dock Resins and Chemron. The 9% increase in segment revenues during the third quarter of 2003, excluding acquisitions, was due to a 5% increase in shipment volume along with a 4% increase in average selling price compared to the third quarter of 2002. The 10% increase in segment revenues during the first nine months of 2003, excluding acquisitions, was primarily due to a 9% increase in shipment volume.

The shipment volume increase in both periods primarily was due to ongoing business growth as the result of new business gains and the introduction of new products in our personal care, defoamers, specialty monomers and mining chemicals businesses. The third quarter increase in average selling price primarily was due to 3% favorable currency effects and a slight increase in the combination of price and product mix, partially due to favorable product mix in our personal care business. Average selling price increased 1% for the first nine months of 2003 compared with the same period in 2002, due to 4% favorable currency effects partially offset by a decrease in the combination of price and product mix. The decrease occurred in our inks additives business, specialty monomers business and compressor lubricant business and primarily was due to lower priced product mix. Slightly higher royalty income in our synthetic refrigerant lubricants business of $.1 million in the third quarter of 2003 and $.5 in the first nine months of 2003, compared with the same periods in 2002, also contributed to the increased segment revenues.

The following table shows the changes in shipment volume by geographic zone in the third quarter and first nine months of 2003 compared with the same periods in 2002.

                                    3rd Qtr                  YTD
                                 2003 vs. 2002          2003 vs. 2002
                               Increase (Decrease)    Increase (Decrease)
                               -------------------    -------------------
                                        Excluding              Excluding
                               Total  Acquisitions    Total   Acquisitions
                               -----  ------------    -----   ------------
North America                     8%        2%          32%        7%
Europe                            7%        7%          10%       10%
Asia-Pacific / Middle East       15%       15%          18%       18%
Latin America                    27%       27%          15%       15%
Total                             9%        5%          25%        9%

Excluding acquisitions, the increase in the third quarter of 2003 for North America and Europe primarily was due to increases in the coatings and inks business. The shipment volume increase in North America in the first nine months of 2003 primarily was due to the 2002 acquisitions of Chemron and Dock Resins. Excluding acquisitions, the increase in North America in the first nine months of 2003 partially was due to market share gains in our personal care and compressor lubricant businesses along with increases in the coatings and inks business from the introduction of new products. The increase in Europe in the first nine months of 2003 was related to increases in our metalworking and compressor lubricant businesses and new applications in our specialty monomers business. The increase in the third quarter of 2003 for the Asia-Pacific / Middle East zone was spread across many of the FTI businesses. Approximately

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

half of the increase in the first nine months of 2003 for Asia-Pacific / Middle East was due to increased shipments in our metalworking business as a result of a distributor relationship that was terminated at the beginning of 2002. Our metalworking sales in this zone in the first half of 2002 were below normal levels because our customers were buying from the distributor's inventory. Our customers subsequently resumed purchasing the products from us, beginning in the second half of 2002. The increase in Latin America in both the third quarter of 2003 and the first nine months of 2003 was due to a shift of our specialty emulsifiers business with some of our existing customers from North America to Latin America along with some business gains in our coatings and inks business.

Segment gross profit increased $2.1 million, or 6% ($.1 million, or less than 1%, excluding acquisitions), in the third quarter of 2003, and $8.6 million, or 9% ($.9 million decrease, or 1%, excluding acquisitions), in the first nine months of 2003 compared with the same periods in 2002. Excluding acquisitions, the third quarter increase was due to higher shipment volume that was partially offset by higher manufacturing expenses. The increase in manufacturing expenses primarily was due to the reclassification to manufacturing expenses of $.9 million in FTI expenses charged in 2002 as selling and administrative expenses, and costs associated with the integration of a multi-purpose chemical production facility in Spartanburg, South Carolina that was purchased in the second quarter of 2003. In addition, unfavorable product mix in the anti-wear hydraulics business lowered segment gross profit in the third quarter of 2003. Excluding acquisitions, the decrease in segment gross profit in the first nine months of 2003 was due to higher manufacturing expenses and higher average raw material cost, which more than offset higher shipment volume and higher average selling price. The increase in manufacturing expenses primarily was due to the reclassification to manufacturing expenses of $3.6 million of FTI expenses charged in 2002 as selling and administrative expenses, and costs relating to the fire at the Detroit manufacturing facility. The gross profit percentage for this segment was 30.6% in the third quarter of 2003 and 33.1% in the first nine months of 2003, compared with 30.6% and 34.3% in the respective corresponding periods in 2002. The decrease in the gross profit percentage for the first nine months of 2003 compared with the same period in 2002 was due to the impact of the Chemron acquisition, higher raw material costs and increased manufacturing expenses as a result of the metalworking fire and the reclassification of certain FTI selling and administrative expenses to manufacturing expenses.

Segment contribution income increased $.1 million, or less than 1%, in the third quarter of 2003 and increased $1.9 million, or 4%, in the first nine months of 2003 compared with the same periods in 2002. The increase for both periods primarily was due to higher gross profit, partially offset by higher direct technical and selling expenses and higher amortization expenses resulting from 2002 acquisitions.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $113.7 million in the first nine months of 2003 compared with $173.2 million in the first nine months of 2002. The decrease in cash from operating activities of $59.5 million in the first nine months of 2003 primarily was due to lower earnings and an increase in working capital items. Increased receivables consumed cash of $18.8 million, partially due to fire insurance receivables in 2003 of approximately $5.0 million to reimburse the company for expenditures associated with the fire. In addition, average days sales outstanding in the first nine months of 2003 were
54.5 days, compared with 53.5 days in the first nine months of 2002. Increased inventory consumed cash of $13.3 million, due to higher unit values, some slowing of sales and a build-up of strategic stock in certain key materials to ensure customers of supply and to protect them during planned maintenance shutdowns. We paid down accounts payable and accrued liabilities by $24.3

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

million since year-end compared with a build up of $4.7 million in the first nine six months of 2002, due to the timing of procurement and payment to vendors. We have not changed our payment terms to suppliers.

Our capital expenditures in the first nine months of 2003 were $59.5 million, compared with $46.0 million for same period in 2002. In 2003, we estimate capital expenditures will be in the range of $80 million to $90 million as compared with $65.3 million in 2002. Capital expenditures included the purchase of a multipurpose chemical production facility in Spartanburg, South Carolina with additional adjacent land in April 2003 for $2.8 million. The facility is capable of producing several products used in a variety of applications for the fluid technologies for industry segment.

We completed two acquisitions in the third quarter of 2003 for $67.5 million. In July, 2003 we purchased the product lines of the North American-based silicones business from BASF, which expands our foam control additives business to about $40 million in annual revenues. Assets acquired from BASF's North American-based silicones business included customer lists, certain trademarks, manufacturing technology and other related intellectual property specifically developed for silicone products in the North America region, and finished goods inventory. Silicones are used in the manufacture of sealants, caulks and water proofing products. Historical annual revenues for these silicone products approximate $6 million. In late September, 2003 we completed an acquisition of selected personal care ingredients business from Amerchol Corporation, a subsidiary of The Dow Chemical Company. Products from this business go into a wide range of end uses, including skin care and hair conditioners. Products include methyl glucoside derivatives, lanoline derivatives and Promulgen(TM) personal care ingredients. Historical annualized revenues of this acquisition approximate $30 million.

Our net debt to capitalization ratio at September 30, 2003 was 18.0%. Net debt is the total of short- and long-term debt, reduced by cash and short-term investments in excess of an assumed operating cash level of $40 million and excluding unrealized gains and losses on derivative instruments designated as fair value hedges of fixed rate debt. Capitalization is shareholders' equity plus net debt. Total debt as a percent of capitalization was 28.9% at September 30, 2003.

Our share repurchase program has been suspended indefinitely as we are holding our financial resources in reserve for future acquisitions. Primarily as a result of all of the above activities and the payment of dividends, our balance of cash and short-term investments decreased $51.3 million at September 30, 2003 compared with December 31, 2002.

We made a U.S. pension contribution for the 2002 plan year of approximately $3.6 million late in September 2003. We also anticipate making a 2003 plan year contribution of approximately $3.0 million in September 2004. This latter amount may change depending on asset and liability valuations as of year end.

Our financial position remains strong with a ratio of current assets to current liabilities of 3.1 to 1 at September 30, 2003, compared with 3.0 to 1 at December 31, 2002. We currently have $350 million of committed revolving credit facilities that will expire in July 2006. We had an additional $175 million of committed revolving credit facilities that expired in July 2003, which we chose not to renew. We believe our existing credit facilities, internally generated funds and ability to obtain additional financing, if desired, will be sufficient to meet our future capital needs, including acquisitions to expand into new and existing fluid technology markets.

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

In the second quarter of 2003, we modified our commodity hedging program for natural gas and electricity purchases by using financial instruments. These contracts are accounted for as cash flow hedges and any effective unrealized gains or losses on open contracts are recorded in other comprehensive income, net of tax. At September 30, 2003, open contracts totaled $7.0 million. Maturities ranged from one to twelve months. A hedge liability was recorded at September 30, 2003 of $1.2 million, which represented the unrealized loss at that date based upon current future prices as of that date. The loss, net of deferred taxes of $.4 million, was included as a charge of $.8 million in other comprehensive income loss.

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

                            THE LUBRIZOL CORPORATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We operate manufacturing and blending facilities, laboratories and offices around the world and utilize fixed and variable rate debt to finance our global operations. As a result, we are subject to business risks inherent in non-U.S. activities, including political and economic uncertainties, import and export limitations, and market risks related to changes in interest rates, commodity prices and foreign currency exchange rates. We believe the political and economic risks related to our foreign operations are largely mitigated due to the stability of the countries in which our largest foreign operations are located.

         In the normal course of business, we use derivative financial instruments including interest rate and commodity hedges and forward foreign currency exchange contracts to manage our market risks. Our objective in managing our exposure to changes in interest rates is to limit the impact of such changes on earnings and cash flow and to lower our overall borrowing costs. Our objective in managing our exposure to changes in foreign currency exchange rates is to reduce volatility of our earnings and cash flow associated with such changes. Our principal currency exposures are the euro, the pound sterling, the Japanese yen and certain Latin American currencies. Our objective in managing our exposure to changes in commodity prices is to reduce the volatility on earnings of utility expense. We do not purchase derivatives for trading purposes.

         Our primary commodity hedge exposures relate to natural gas and electric utility expenses. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our commodity exposures due to a 10% shift in the underlying commodity prices. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in commodity prices. A hypothetical 10% increase in commodity prices for the first nine months of 2003 would have had a favorable impact and a hypothetical 10% decrease in commodity prices would have had an unfavorable impact on fair value of $.6 million, cash flow of $.6 million, and income before tax of $.6 million in 2003.

         A quantitative and qualitative discussion about our market risk is contained on page 21 of our 2002 Annual Report to our shareholders. There have been no material changes in the market risks faced by us since December 31, 2002.

Item 4.  Controls and Procedures

         We carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2003. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in our periodic SEC filings. There were no significant changes in our internal control over financial reporting that occurred during the third quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                            THE LUBRIZOL CORPORATION

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         (c) On September 4, 2003, we issued 1,500 common shares in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the shares to a consultant as partial payment for services rendered in accordance with a consulting agreement.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  31       Rule 13a-14(a) Certifications

                  32 Certification of Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation Pursuant to 18 U.S.C. Section 1350

         (b)      Reports on Form 8-K

                  On July 22, 2003, we furnished a Form 8-K to the Securities and Exchange Commission with respect to our news release dated July 22, 2003, announcing our results for the three months ended June 30, 2003.

                  On July 24, 2003, we furnished a Form 8-K to the Securities and Exchange Commission with respect to the transcript of our teleconference on July 22, 2003, relating to the results for the three months ended June 30, 2003.

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

Date:  November 6, 2003