Form 10-K
period 2003-12-31
LUBRIZOL CORP
filed 2004-03-01
CIK 60751

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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
                             Yes   X     No
                                 ------     -----
           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                             Yes   X     No
                                 ------     -----

           Aggregate market value (on basis of closing sale price) of voting stock held by nonaffiliates as of June 30, 2003: $1,586,154,693.

           Number of the registrant's Common Shares, without par value, outstanding as of February 1, 2004: 51,596,502.


                       Documents Incorporated by Reference

           Portions of the registrant's 2003 Annual Report to its shareholders (Incorporated into Part I and II of this Form 10-K)

           Portions of the registrant's Proxy Statement dated March 17, 2004 (Incorporated into Part III of this Form 10-K)

                                     PART I

ITEM 1.    BUSINESS

        The Lubrizol Corporation was organized under the laws of Ohio in 1928. We began business as a compounder of special-purpose lubricants, and in the early 1930's were among the first to commence research in the field of lubricant additives. Today, we are a global fluid technology company that develops, produces and sells high-performance chemicals, systems and services for transportation and industry. We create these products by applying advanced chemical and mechanical technologies to enhance the performance, quality and value and reduce the environmental impact of the customer products in which our products are used. Beginning in 2002, we reorganized our product lines into three principal reporting segments: fluid technologies for transportation, fluid technologies for industry and all other, which is comprised of the advanced fluid systems(AFS) and emulsified products operating segments.

        Principal Products. Fluid technologies for transportation is comprised of additives for lubricating engine oils, such as for gasoline, diesel, marine and stationary gas engines and additive components; additives for driveline oils, such as automatic transmission fluids, gear oils and tractor lubricants; and additives for fuel products and refinery and oil field chemicals. In addition, this segment sells additive components and viscosity improvers within its lubricant and fuel additives product lines. Fluid technologies for industry includes additives for industrial fluids, such as additives for hydraulic, grease and metalworking fluids and compressor lubricants; and performance chemicals, such as additives for coatings and inks, defoamers, process chemicals and surfactants for personal care and industrial cleaners. Advanced fluid systems principally is comprised of fluid metering devices, particulate emission trap devices, and FluiPaKTM sensor systems. Emulsified products is comprised of PuriNOxTM low-emissions diesel fuel.

        Revenues within the fluid technologies for transportation (FTT) segment comprised 76%, 79% and 83% of consolidated revenues in 2003, 2002 and 2001, respectively. Within FTT, additives for lubricating engine oils comprised 51%, 54% and 55% of consolidated revenues in 2003, 2002 and 2001, respectively and additives for driveline oils comprised 20%, 21% and 22% of consolidated revenues for these same respective periods. Revenues within the fluid technologies for industry (FTI) segment comprised 23%, 19% and 16% of consolidated revenues in 2003, 2002 and 2001, respectively. Within FTI, additives for industrial fluids comprised 10% of consolidated revenues in 2003, 2002 and 2001 and performance chemicals comprised 13% of revenues in 2003. Prior to 2003, performance chemicals comprised less than 10% of revenues. Further financial information for the company's operating segments is contained in Note 13 to the Financial Statements, which is included in our 2003 Annual Report to shareholders and is incorporated herein by reference.

        Additives improve the lubricants and fuels used in cars, trucks, buses, off-highway equipment, marine engines and industrial applications. Additives in lubricants enable oil to withstand a broader range of temperatures, limit the buildup of sludge and varnish deposits, reduce wear, inhibit the formation of foam, rust and corrosion, and retard oxidation. Additives in fuels help maintain efficient operation of the fuel delivery system, help control deposits and corrosion, improve combustion and assist in preventing decomposition during storage.

        Coatings additives are used to enhance the appearance and durability of coatings in architectural and industrial uses, as well as to improve their processing and application characteristics. Inks additives improve the processing and performance of printing inks, pigment dispersions, and coatings to the printing ink industry by improving the abrasion resistance properties and film characteristics of printing ink and coatings. Defoamer and anti-foam additives are used in many industrial and food processing applications to control the quantity of foam that occurs in a process. Specialty surfactants enhance the performance of emulsion explosives by improving long term stability, imparting waterproofing characteristics, enabling viscosity control, and improving the detonation properties of the formula by their versatility to a wide range of density control methods. Specialty monomers are used in acrylic fibers to improve incorporation of dyes, dishwashing detergents to reduce filming on glassware and utensils, skin creams to improve lubricity and feel, medical gels for defibrillator pads to enhance conductivity, coatings and adhesives to improve adhesion to glass and other substrates, and water treatment polymers to reduce corrosion in cooling towers. Personal care and industrial cleaner additives enhance the functional and aesthetic properties of personal care products and many household and industrial cleaners by improving characteristics such as foaming, cleansing and moisturizing, as well as imparting the elegant "feel" to lotions and creams.

        Our advanced fluid systems products principally involve products used in emission controls, such as catalyst, exhaust and filter systems and precision metering devices used in blending and additive injection operations.

        Competition. Our FTT and FTI segments are highly competitive in terms of price, technology development, product performance and customer service. Our principal competitors within FTT, both in the United States and overseas, are Infineum, a joint venture involving two major petroleum companies (Shell Oil Company and Exxon Mobil Corporation); Chevron Oronite Company, a subsidiary of ChevronTexaco Corporation, a major petroleum company; and one chemical company (Ethyl Corporation). The petroleum companies either directly or indirectly produce lubricant and fuel additives for their own use and also sell additives to others. These petroleum companies are also our customers and may also sell base oil to us. We believe, based on volume sold, that we are the largest supplier to the petroleum industry of performance additive packages for lubricants. In FTI, we primarily compete in the metalworking fluids, hydraulic fluids, synthetic refrigerant lubricants and additives for paints, coatings and inks and specialty surfactants markets, with numerous competitors within each market.

        Customers. We primarily market our FTT and FTI products worldwide through our own sales organization. In addition, we use sales agents and distributors where necessary. Our additive customers primarily consist of oil refiners and independent oil blenders and are located in more than 100 countries. In 2003, approximately 45% of our consolidated sales were made to customers in North America, 29% to customers in Europe and 26% to customers in Asia-Pacific, Middle East and Latin America. Our ten largest customers, most of which are international oil companies and a number of which are groups of affiliated entities, accounted for approximately 52% of consolidated sales in 2003. The loss of one or more of these customers could have a material adverse effect on our business, specifically in FTT. BP was our largest customer within FTT during 2003, comprising 11% of consolidated sales. FTI is not materially dependent on a single customer or on a few customers.

        Raw Materials. We use a broad variety of chemical raw materials in the manufacture of our additives and use oil in processing and blending additives. These materials are obtainable from several sources, and for the most part are derived from petroleum. Political and economic conditions in the Middle East have, in the past, caused and may continue to cause the cost of raw materials to fluctuate significantly; however, our access to raw materials has not been significantly affected when these conditions occurred. We expect raw materials to be available in adequate quantities during 2004.

        Research, Testing and Development. We historically have emphasized research and have developed a large percentage of the additives we manufacture and sell. Technological developments in the design of engines and other automotive equipment, combined with rising demands for environmental protection and fuel economy, require increasingly sophisticated chemical additives to meet industry performance standards. The frequency of changes in industry performance affects our technical spending patterns.

        Consolidated research and development expenditures were $93.9 million in 2003, $93.5 million in 2002 and $87.6 million in 2001. These amounts were equivalent to 4.6%, 4.7% and 4.7% of the respective revenues for those years. These amounts include expenditures for the performance evaluation of additive developments in engines and other types of mechanical equipment as well as expenditures for the development of specialty chemicals for industrial applications. In addition, we spent $73.0 million, $74.8 million and $70.9 million in 2003, 2002 and 2001, respectively, for technical service (testing) activities, principally for evaluation in mechanical equipment of specific lubricant formulations designed for the needs of petroleum industry customers throughout the world.

        Research, testing and development expenditures by reporting segment were as follows (in thousands of dollars):

                                                        2003            2002             2001
                                                      --------        --------         --------
  Research & development expenditures:
   Fluid technologies for transportation              $ 77,503        $ 81,645         $ 73,875
   Fluid technologies for industry                      13,668           9,370           10,025
   All Other                                             2,766           2,485            3,682
                                                      --------        --------         --------
    Total                                             $ 93,937        $ 93,501         $ 87,582
                                                      ========        ========         ========
  Testing expenditures:
   Fluid technologies for transportation              $ 59,740        $ 62,243           57,314
   Fluid technologies for industry                      10,561          10,263           10,607
   All Other                                             2,704           2,296            2,970
                                                      --------        --------         --------
    Total                                             $ 73,005        $ 74,802         $ 70,891
                                                      ========        ========         ========


        We have two research facilities at Wickliffe, Ohio, one of which is principally for lubricant additive research and the other for research in the field of other specialty chemicals. We also maintain a mechanical testing laboratory at Wickliffe, equipped with a variety of gasoline and diesel engines and other mechanical equipment to evaluate the performance of additives for lubricants and fuels. We have similar mechanical testing laboratories in England and Japan and, in addition, make extensive use of independent contract research firms. Extensive field testing is conducted through various arrangements with fleet operators and others. We also have laboratories that perform research and customer testing in Paso Robles, California; Spartanburg, South Carolina; Linden, New Jersey; Midland, Michigan; and Ritterhude, Germany for our fluid technologies for industry business and in Newmarket, Ontario for our advanced fluid systems business.


        Liaison offices in Detroit, Michigan; Hazelwood, England; Hamburg, Germany; Tokyo, Japan; and Paris, France, maintain close contact with the principal automotive and equipment manufacturers of the world and keep us abreast of the performance requirements for our products in the face of changing technologies. These liaison activities also serve as contacts for cooperative development and evaluation of products for future applications. Contacts with the automotive and equipment industry are important so that we may have the necessary direction and lead time to develop products for use in engines, transmissions, gear sets, and other areas of equipment that require lubricants of advanced design.

        Patents. We own a variety of United States and foreign patents relating to lubricant and fuel additives, lubricants, chemical compositions and processes, and protective coating materials and processes. While these domestic and foreign patents expire from time to time, we continue to apply for and obtain patent protection on an ongoing basis. Although we believe that, in the aggregate, our patents constitute an important asset, we do not regard our business as being materially dependent upon any single patent or any group of related patents. We use patents in all operating segments.

        Environmental Matters. We are subject to federal, state and local laws and regulations designed to protect the environment and limit manufacturing wastes and emissions. We believe that as a general matter our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the consequent financial liability to the company. Compliance with environmental laws and regulations requires continuing management effort and expenditures. Capital expenditures for environmental projects were $5.5 million in 2003, which represented 6.2% of 2003 capital expenditures. We believe that the cost of complying with environmental laws and regulations will not have a material affect on our earnings, liquidity or competitive position.

        We are engaged in the handling, manufacture, use, transportation and disposal of substances that are classified as hazardous or toxic by one or more regulatory agencies. We believe that our handling, manufacture, use, transportation and disposal of such substances generally have been in accord with environmental laws and regulations.

        Among other environmental laws, we are subject to the federal "Superfund" law, under which we have been designated as a "potentially responsible party" that may be liable for cleanup costs associated with various waste sites, some of which are on the U.S. Environmental Protection Agency Superfund priority list. Our experience, consistent with what we believe to be the experience of others in similar cases, is that Superfund site liability tends to be apportioned among parties based upon contribution of materials to the Superfund site. Accordingly, we measure our liability and carry out our financial reporting responsibilities with respect to Superfund sites based upon this standard, even though Superfund site liability is technically joint and several in nature. We view the expense of such remedial cleanups as a part of our product cost, and accrue for estimated environmental liabilities with charges to cost of sales. We consider our environmental accrual to be adequate to provide for our portion of costs for all such known environmental liabilities. Based upon consideration of currently available information, we believe liabilities for environmental matters will not have a material adverse affect on our financial position, operating results or liquidity.

        Employees. At December 31, 2003, we and our subsidiaries had 5,032 employees of which approximately 53% were in the U.S.

        Geographic Area Information. Financial information with respect to domestic and foreign operations is contained in Note 13 to the Financial Statements which is included in our 2003 Annual Report to shareholders, and is incorporated herein by reference.

        We supply additive customers abroad through export from the United States and from overseas manufacturing plants. We have sales and technical service offices in approximately 30 countries outside the United States. As a result, we are subject to business risks inherent in non-U.S. activities, including political and economic uncertainty, import and export limitations and market risk related to changes in interest rates and foreign currency exchange rates. We believe the political and economic risks related to our foreign operations are mitigated due to the stability of the countries in which our largest foreign operations are located.

        Changes in the U.S. dollar value of foreign currencies will affect earnings from time to time. Our consolidated net income generally will benefit as foreign currencies increase in value compared to the U.S. dollar and generally will decline as foreign currencies decrease in value.

        Available Information. Our Internet address is www.lubrizol.com. We make available free of charge on our Internet website the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file the material with or furnish it to the SEC.

ITEM 2.    PROPERTIES

        Our general offices are located in Wickliffe, Ohio. We have other offices and facilities around the world as indicated in the following chart.

                                   Owned in Fee or              Office, Laboratory (R&D/Testing)                  Reporting
Location                           Leased                       or Manufacturing/Blending                         Segment
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Sydney, Australia                  Owned                        Office, Manufacturing/Blending                    FTT, FTI
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Vilvoorde, Belgium                 Owned                        Office, Manufacturing                             FTI
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Rio de Janeiro, Brazil             Owned                        Office, Manufacturing/Blending                    FTT, FTI
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Niagara Falls, Ontario             Owned                        Office, Manufacturing/Blending                    FTT, FTI
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Newmarket and                      Owned                        Office, Laboratory, Manufacturing                 All Other
 London, Ontario
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Oakville, Ontario                  Leased                       Office                                            FTT
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Bromborough, England               Owned                        Office, Manufacturing/Blending                    FTT, FTI, All
                                                                                                                  Other
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Fareham, England                   Owned                        Office, Manufacturing                             All Other
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Hazelwood, England                 Owned                        Office, Laboratory                                FTT, FTI, All
                                                                                                                  Other
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
London, England                    Leased                       Office                                            FTT
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Le Havre, Mourenx                  Owned                        Office, Manufacturing/Blending                    FTT, FTI
and Rouen, France
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Hamburg, Germany                   Leased                       Office, Laboratory, Manufacturing/Blending        FTT
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Ritterhude, Germany                Owned                        Office, Laboratory, Manufacturing/Blending        FTI
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Kinuura, Japan                     Owned                        Office, Laboratory, Manufacturing/Blending        FTT, FTI
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Apodaca, Mexico                    Owned                        Office, Manufacturing/Blending                    FTT, FTI
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Jurong, Singapore                  Plant is owned;              Office, Manufacturing/Blending                    FTT, FTI
                                    land is leased
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Durban, South Africa               Owned                        Office, Manufacturing/Blending                    FTT, FTI
---------------------------------- ---------------------------- --------------------------------------------------------------------
Malmo, Sweden                      Owned                        Office, Manufacturing                             All Other
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Paso Robles, CA                    Leased                       Office, Laboratory, Manufacturing                 FTI
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Rancho Santa, CA                   Leased                       Office                                            FTT
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Wilmington, DE                     Leased                       Office                                            FTT
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Atlanta, GA                        Owned                        Office, Manufacturing                             All Other
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
McCook, IL                         Leased                       Office, Manufacturing                             FTI
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Countryside, IL                    Owned                        Office, Manufacturing/Blending                    FTI
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Naperville, IL                     Leased                       Office                                            FTT
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Midland, MI                        Owned                        Office, Laboratory,                               FTI
                                                                Manufacturing/Blending
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Southfield, MI                     Leased                       Office                                            FTT, FTI, All
                                                                                                                  Other
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Reno, NV                           Leased                       Office, Manufacturing                             All Other
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Linden, NJ                         Owned                        Office, Laboratory, Manufacturing                 FTI
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Bowling Green, OH                  Owned                        Office, Manufacturing                             FTI
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Painesville, OH                    Owned                        Office, Manufacturing                             FTT, FTI, All
                                                                                                                  Other
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Wickliffe, OH                      Owned                        Laboratory                                        FTT, FTI, All
                                                                                                                  Other
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Mountaintop, PA                    Owned                        Office, Manufacturing/Blending                    FTI
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Spartanburg, SC                    Leased                       Office, Laboratory                                FTI
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Spartanburg, SC                    Owned                        Office, Laboratory, Manufacturing                 FTI
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Bayport, TX                        Owned                        Office, Manufacturing                             FTT, FTI
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Deer Park, TX                      Owned                        Office, Manufacturing                             FTT, FTI
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Houston, TX                        Leased                       Office                                            FTT
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Houston, TX                        Owned                        Office, Manufacturing                             FTI
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Vancouver, WA                      Leased                       Office                                            FTI
---------------------------------- ---------------------------- ----------------------------------------------- --------------------
Cheyenne, WY                       Owned                        Office, Manufacturing                             FTI
---------------------------------- ---------------------------- ----------------------------------------------- --------------------

        In some cases, the ownership or leasing of these facilities is through a subsidiary or affiliate.

        In addition, manufacturing/blending plants in India, Saudi Arabia and China are owned and operated by joint venture companies licensed by Lubrizol. Our ownership of each of these companies ranges from 49% to 50.05%. At both the Lanzhou, China plant and the Mumbai, India plant, the land on which the plants are located is leased.

        We have entered into long-term contracts for our exclusive use of major marine terminal facilities at the Port of Houston, Texas. In addition we have leases for storage facilities in Australia, Chile, Denmark, Ecuador, England, Finland, France, Holland, Singapore, Spain, South Africa, Sweden and Turkey; Paso Robles, Bakersfield and Los Angeles, California; St. Paul, Minnesota; Bayonne and Edison, New Jersey; Perrysburg, Ohio; Oklahoma City, Oklahoma; Odessa, Texas and Tacoma, Washington.

        We maintain a capital expenditure program to support our operations and believe our facilities are adequate for our present operations and for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

        Lubrizol and our subsidiaries are participants in ordinary routine litigation incidental to the business but are not defendants in any material pending legal proceedings.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to the vote of the security holders during the three months ended December 31, 2003.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

        The following sets forth the name, age, recent business experience and certain other information relative to each person who was an executive officer as of February 9, 2004.


     Name                            Business Experience

W. G. Bares             Mr. Bares, age 62, became Chairman of the Board on April 22, 1996, and Chief Executive Officer on January 1,
                        1996.  He was President from 1982 to January 10, 2003.

J. R. Ahern             Mr. Ahern, age 57, has been Controller - Accounting and Financial Reporting and Principal Accounting Officer
                        since April 26, 1999.  From 1993 to April 1999 he was Controller - Operations.

J. W. Bauer             Mr. Bauer, age 50, has been Vice President and General Counsel since April 1992.

D. W. Bogus             Mr. Bogus, age 56, joined the company and became Vice President in May, 2000. He is responsible for fluid technologies for industry. Prior to joining the company, he was with PPG Industries, Inc., where he was Vice
                        President of Governmental Affairs from May 1999 to February 2000 and Vice President Coatings from October
                        1998 to May 1999.

C. P. Cooley            Mr. Cooley, age 48, has been Vice President and Chief Financial Officer since he joined the company in April
                        1998. In addition, he was Treasurer from April 1998 to September 2001.  In June 1998 he also became responsible for corporate strategic planning.

S. A. Di Biase          Dr. Di Biase, age 51, has been Vice President since September 1993. He has been responsible for emulsified products since October 2001. Prior to that, he was responsible for research and development.

J. L. Hambrick          Mr. Hambrick, age 49, was elected President on January 10, 2003.  From May 2000 to January 2003 he was Vice
                        President responsible for managing corporate strategies in the Asia Pacific.  From October 1998 to April
                        2000 he was global business manager - engine oils.

G. R. Hill              Dr. Hill, age 62, has been Senior Vice President since 1988.  He has been responsible for research and development since October 2001 and has been responsible for business development since October 1993.

J. E. Hodge             Mr. Hodge, age 61, has been Vice President since September 1993.  He is responsible for operations.

S. F. Kirk              Mr. Kirk, age 54, has been Vice President since September 1993.  Since January 1999, he has been responsible for sales and marketing.  From April 1996 to January 1999, he was responsible for sales.

Y. Le Couedic           Mr. Le Couedic, age 56, has been Vice President since September 1993.  He is responsible for management information systems.

Name                                                          Business Experience

G. R. Lewis             Mr. Lewis, age 44, was elected Vice President responsible for managing Corporate strategies in the Asia
                        Pacific region on January 10, 2003.  He was Assistant Secretary from April 2001 to January 2003 and was
                        Assistant to the General Counsel from October 1997 to January 2003.

G. P. Lieb              Mr. Lieb, age 51, has been Controller - Commercial Analysis and Support since April 26, 1999.  From 1993 to
                        April 1999 he was Controller - Accounting and Financial Reporting.  From 1994 to April 1999 he was also
                        Principal Accounting Officer.

A.C. Marcus             Ms. Marcus, age 41, was named Assistant Secretary in April 2003.  In addition, she has been Manager of Tax
                        Planning - International since October 1997.


M. W. Meister           Mr. Meister, age 49, has been Vice President since April 1993, and was named Chief Ethics Officer in April
                        1998. He is responsible for human resources.

R. S. Potter            Ms. Potter, age 44, joined the company and was named Treasurer in September 2001.  Prior to joining the company, she was Vice President and Treasurer at Dexter Corporation from 1999 to 2000 and Leader of
                        Facilities Integration at Hercules, Inc. from 1998 to 1999.

L. M. Reynolds          Ms. Reynolds, age 43, was named Corporate Secretary in April 2001, and has been Counsel since February 1991.
                        From April 1995 until April 2001, she was Assistant Secretary.

J. D. Stearns           Mr. Stearns, age 56, was named Chief Tax Officer in September 1990.  In addition, he has been Controller -
                        Tax Administration since September 1986.

J. Wanstreet            Ms. Wanstreet, age 52, was elected Vice President on April 22, 2002.  She is responsible for global communications and investor relations. From January 2001 to April 2002 she was Manager, Investor Relations.
                        From January 1999 to December 2000 she was Finance Manager.


All executive officers serve at the pleasure of the Board.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Our common shares are listed on the New York Stock Exchange under the symbol LZ. The number of shareholders of record of common shares was 3,894 as of February 9, 2004.

        Information relating to the recent price and dividend history of our common shares follows:

                             Common Share Price History                             Dividends
                         2003                          2002                      Per Common Share
                         ----                          ----                      ----------------

                 High            Low             High            Low           2003             2002
                 ----            ---             ----            ---           ----             ----
1st quarter      $32.06         $26.54           $36.18         $31.75        $ .26            $ .26
2nd quarter       32.46          29.50            36.36          32.26          .26              .26
3rd quarter       34.40          30.50            33.55          27.01          .26              .26
4th quarter       34.31          29.23            31.60          26.20          .26              .26
                                                                              -----            -----
                                                                              $1.04            $1.04
                                                                              =====            =====

On October 31, 2003, 292 common shares were issued in a transaction exempt from registration under the Securities Act of 1933 pursuant to Regulation S. The common shares were issued pursuant to an employee benefit plan to one employee of one of our wholly-owned UK subsidiaries.


ITEM 6.    SELECTED FINANCIAL DATA.

        The summary of selected financial data for each of the last five years included in the Historical Summary contained on pages 48 of our 2003 Annual Report to shareholders is incorporated herein by reference. Total costs and expenses includes restructuring charges of $22.5 million in 2003 and $19.6 million in 1999 and a restructuring credit of $4.5 million in 2000.

                    Total debt reported in the Historical Summary includes the following amounts classified as long-term at December 31: $386.7 in 2003, $384.8 million in 2002, $388.1 million in 2001, $378.8 million in 2000, and $365.4 million in 1999.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The Management's Discussion and Analysis of Financial Condition and Results of Operations, including the information appearing under the heading "Cautionary Factors That May Affect Future Results," contained on pages 11 through 25, inclusive, of our 2003 Annual Report to shareholders is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The information appearing under the heading "Quantitative and Qualitative Disclosures about Market Risk" contained on page 25 of our 2003 Annual Report to shareholders is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Our consolidated financial statements, together with the independent auditors' report relating thereto, contained on pages 26 through 47, inclusive, of our 2003 Annual Report to shareholders, and the Quarterly Financial Data (Unaudited) contained on page 26 of the 2003 Annual Report, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.


ITEM 9A.   CONTROLS AND PROCEDURES

        We evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2003. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures were effective in timely alerting them to material information relating to Lubrizol and our consolidated subsidiaries required to be included in our periodic SEC filings. There were no significant changes in our internal control over financial reporting that occurred during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information contained under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of our Proxy Statement dated March 17, 2004, is incorporated herein by reference. Information relative to executive officers is contained under "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K. Information regarding the identification of a financial expert on the Audit Committee is contained under the heading "Audit Committee" of our Proxy Statement dated March 17, 2004, is incorporated herein by reference.

        We have a code of ethics, entitled the Ethical and Legal Conduct Guidelines, that applies to our directors and all employees, including our chief executive officer, chief financial officer, and controller. The Ethical and Legal Conduct Guidelines are posted at the company overview area of our website, www.lubrizol.com.


ITEM 11.   EXECUTIVE COMPENSATION.

        The information relating to executive compensation contained under the headings "Director Compensation," "Executive Compensation - Summary Compensation Table," "Executive Compensation - Stock Incentive Plans," "Executive Compensation - Long-Term Incentive Plans," "Employee and Executive Officer Benefit Plans - Pension Plans," "Employee and Executive Officer Benefit Plans - Supplemental Retirement Plan" and "Employee and Executive Officer Benefit Plans
- Executive Agreements" of our Proxy Statement dated March 17, 2004, is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information relating to security ownership set forth under the heading "Share Ownership of Directors, Executive Officers and Large Beneficial Owners" of our Proxy Statement dated March 17, 2004, is incorporated herein by reference.

The following table gives information about our common stock that may be issued under the company's equity compensation plans as of December 31, 2003.

        Equity Compensation Plan Information

                                                                                                    Number of securities
                                                Number of                                            remaining available
                                           securities to be              Weighted-average              for future issuance
                                        issued upon exercise            exercise price of                under equity
        Plan Category                        of outstanding                outstanding                compensation plans
                                            options, warrants            options, warrants          (excluding securities
                                              and rights                     and rights               reflected in column
                                                                                                              (a))
        ------------------------- -------------------------------- ------------------------------- ---------------------------------
        Equity compensation
        plans approved
        by security
        holders                                5,393,042                       $31.28                        854,843(1)
        ------------------------- -------------------------------- ------------------------------- ---------------------------------
        Equity
        compensation
        plans not
        approved by
        security
        holders                                         (2)                     n/a                                  (2)
        ------------------------- -------------------------------- ------------------------------- ---------------------------------
        Total                                  5,393,042                       $31.28                         854,843
        ------------------------- -------------------------------- ------------------------------- ---------------------------------

        (1) The number of shares available under the 1991 Stock Incentive Plan during a calendar year is 1% of the outstanding shares on January 1 of that year, plus any unused shares from previous years. As of January 1, 2004, the number of shares available was 1,370,725.

        (2) Under a deferred compensation plan, certain executive officers may defer any amount of their variable pay under the performance pay plan. Deferred amounts are converted into share units based on the current market price of Lubrizol's shares. There is a 25% company match. Additional share units are credited for quarterly dividends paid on Lubrizol shares. At the end of the deferral period, which is at least three years, common shares are issued equal to the number of share units in the participant's account. Amounts attributable to the company match credited after January 1, 2004 will be paid in cash. As of December 31, 2002, there were 68,315 share units outstanding.

                 Prior to January 1, 2004, under a deferred stock compensation plan for outside directors, each director who is not a Lubrizol employee received 500 share units on each October 1 and is credited with additional share units for quarterly dividends paid on Lubrizol shares. When a person is no longer a director, Lubrizol shares are issued equal to the number of share units in the person's account. As of December 31, 2003, there were 46,552 share units outstanding. No additional share units other than those credited for quarterly dividends will be granted after January 1, 2004.

                 Under a deferred compensation plan for directors, each director who is not a Lubrizol employee may defer all or any portion of his or her yearly fee and meeting attendance fees and have these amounts credited to various cash investment accounts and/or a share unit account. The number of share units credited to the share unit account is based on the price of Lubrizol shares on the day the share units are credited to the account and includes share units credited for quarterly dividends paid on Lubrizol shares. When a person is no longer a director, Lubrizol shares are issued equal to the number of share units in the person's share unit account. As of December 31, 2003, there were 42,227 share units outstanding.

                 Under a deferred compensation plan for officers, each executive officer may defer all or any portion of his or her total annual pay and have these amounts credited to various cash investment accounts and/or a share unit account. The number of share units credited to the share unit account is based on the price of Lubrizol shares on the day the share units are credited to the account and includes share units credited for quarterly dividends paid on Lubrizol shares. Upon the distribution date, Lubrizol shares are issued equal to the number of share units in the person's share unit account. As of December 31, 2003, there were 61,430 share units outstanding.

                 Under a supplemental retirement plan for Donald W. Bogus, 500 share units are credited each anniversary date of the officer's employment to an officer's account and includes shares units credited for quarterly dividends paid on Lubrizol shares. Upon retirement Mr. Bogus may elect to receive cash or Lubrizol shares equal to the number of share units in the account. As of December 31, 2003, there were 2,159 share units outstanding. For units credited after January 1, 2004, the payment will be made in cash only.

                 Under a one-year renewable consulting agreement for a non-Lubrizol employee, 1,500 common shares are issued to the consultant each renewal date, if any, of the consulting agreement. No further shares will be issued under this agreement after January 1, 2004.

                 Under agreements with Donald W. Bogus, Charles P. Cooley and Stephen F. Kirk, 15,000 shares each will be issued provided the officer remains an employee until January 1, 2008. Under an agreement with Stephen A. DiBiase, 5,000 shares will be issued provided the officer remains an employee until January 1, 2008. There are no voting or dividend rights associated with these shares unless and until they are issued.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information contained in footnotes (1) and (3) under the heading "Share Ownership of Directors, Executive Officers and Large Beneficial Owners - Five Percent Beneficial Owners" of our Proxy Statement dated March 17, 2004, is incorporated herein by reference.


ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information included under the heading entitled "Independent Accountant Fees" of our Proxy Statement dated March 17, 2004, is incorporated herein by reference.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM 8-K.

           (a)       Documents filed as part of this Annual Report:

                     1.         The following consolidated financial
                                statements of The Lubrizol Corporation and its subsidiaries, together with the independent auditors' report relating thereto, contained on pages 26 through 47, inclusive, of our 2003 Annual Report to its shareholders, and incorporated herein by reference:

                                Independent Auditors' Report.

                                Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001.

                                Consolidated Balance Sheets at December 31, 2003 and 2002.

                                Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

                                Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001.

                                Notes to Financial Statements.

                                Quarterly Financial Data (Unaudited).

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

                     (10)(g)* The Lubrizol Corporation Executive Death Benefit Plan, as amended. (Reference is made to Exhibit (10)(g) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the period ended March 31,2003 which Exhibit is incorporated herein by reference.)

                     (10)(h)* The Lubrizol Corporation 1991 Stock Incentive Plan, as amended.

                     (10)(i)* The Lubrizol Corporation Deferred Stock Compensation Plan for Outside Directors, as amended.

                     (10)(j)* The Lubrizol Corporation Officers' Supplemental Retirement Plan, as amended. (Reference is made to Exhibit (10)(j) to The Lubrizol Corporation's Quarterly

                                      Report on Form 10-Q for the period ended
                                      March 31, 2003, which Exhibit is
                                      incorporated herein by reference.)

                     (10)(k)* The Lubrizol Corporation Deferred Compensation Plan for Officers, as amended.

                     (10)(l)* The Lubrizol Corporation Executive Council Deferred Compensation Plan, as amended.

                     (10)(m)*         Supplemental Retirement Plan for Donald W.
                                      Bogus.

                     (10)(n)* The Lubrizol Corporation Executive Officer Long Term Incentive Plan.

                     (10)(o)* Employment Agreement effective January 1, 2003, between The Lubrizol Corporation and Charles P. Cooley. (Reference is made to Exhibit (10)(o) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the period ended on March 31, 2003, which Exhibit is incorporated herein by reference.)

                     (10)(p)* Employment Agreement effective January 1, 2003, between The Lubrizol Corporation and Stephen F. Kirk. (Reference is made to Exhibit (10)(o) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the period ended on March 31, 2003, which Exhibit is incorporated herein by reference.)


                     (10)(q)* Employment Agreement effective January 1, 2003, between The Lubrizol Corporation and Stephen A. Di Biase. (Reference is made to Exhibit (10)(o) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the period ended on March 31, 2003, which Exhibit is incorporated herein by reference.)


                     (10)(r)* Employment Agreement effective January 1, 2003, between The Lubrizol Corporation and Donald W. Bogus. (Reference is made to Exhibit (10)(o) to The Lubrizol Corporation's Quarterly Report on Form 10-Q for the period ended on March 31, 2003, which Exhibit is incorporated herein by reference.)

                     (10)(s)* Relocation Agreement between The Lubrizol Corporation and Joe E. Hodge

                     (12)             Computation of Ratio of Earnings to Fixed
                                      Charges.

                     (13) The following portions of The Lubrizol Corporation 2003 Annual Report to its shareholders (The 2003 annual report is available on our website at www.lubrizol.com as a separate pdf file):

                                      Pages 11-25 Management's Discussion
                                                  and Analysis of Financial
                                                  Condition and Results of
                                                  Operations

                                      Page 26     Quarterly Financial Data
                                                  (Unaudited).

                                      Page 26     Independent Auditors' Report.

                                      Page 27     Consolidated Statements of
                                                  Income for the years ended
                                                  December 31, 2003, 2002 and
                                                  2001.

                                      Page 28     Consolidated Balance Sheets
                                                  at December 31, 2003 and 2002.

                                      Page 29     Consolidated Statements of
                                                  Cash Flows for the years ended
                                                  December 31, 2003, 2002 and
                                                  2001.

                                      Page 30     Consolidated Statements of
                                                  Shareholders' Equity for the
                                                  years ended December 31, 2003,
                                                  2002 and 2001.

                                      Pages 31-47 Notes to Financial
                                                  Statements.

                                      Page 48     Historical Summary.

                     (21)             List of Subsidiaries of The Lubrizol
                                      Corporation.

                     (23)             Consent of Independent Auditors.

                     (31)             Rule 13a-14(a) Certifications.

                     (32) Certification of Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation Pursuant to 18 U.S.C.
                                      Section 1350.

        *Indicates management contract or compensatory plan or arrangement.

           (b)       Reports on Form 8-K

                     On October 14, 2003, we furnished a Form 8-K to the Securities and Exchange Commission with respect to our news release dated October 13, 2003, announcing updated earnings guidance for the year 2003.

                     On October 21, 2003, we furnished a Form 8-K to the Securities and Exchange Commission with respect to our news release dated October 21, 2003, announcing the results for the three months ended September 30, 2003.

                     On October 24, 2003, we furnished a Form 8-K to the Securities and Exchange Commission with respect to the transcript of our teleconference on October 21, 2003, relating to the results for the three months ended September 30, 2003.

                     On November 4, 2003, we furnished a Form 8-K to the Securities and Exchange Commission with respect to our news release dated November 4, 2003, announcing workforce reductions.

                     On November 6, 2003, we furnished Form 8-K/A to the Securities and Exchange Commission with respect to our news release dated October 21, 2003, announcing the results for the three months ended September 30, 2003.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on February 23, 2004, on its behalf by the undersigned, thereunto duly authorized.

                                    THE LUBRIZOL CORPORATION


                                    BY      /s/W. G. Bares
                                      ---------------------------------------
                                      W. G. Bares, Chairman of the Board
                                      and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 23, 2004, by the following persons on behalf of the Registrant and in the capacities indicated.


  /s/W. G. Bares                    Chairman of the Board and Chief Executive
-------------------------------     Officer
W. G. Bares                         (Principal Executive Officer)

  /s/J. H. Hambrick                 President
----------------------------------
J.H. Hambrick

  /s/C. P. Cooley                   Vice President and Chief Financial Officer
-------------------------------     (Principal Financial Officer)
C. P. Cooley

  /s/J. R. Ahern                    Controller, Accounting and Financial
-------------------------------     Reporting
J. R. Ahern                         (Chief Accounting Officer)

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

  /s/Gordon D. Harnett              Director
-------------------------------
Gordon D. Harnett

  /s/Victoria F. Haynes             Director
-------------------------------
Victoria F. Haynes

  /s/David H. Hoag                  Director
-------------------------------
David H. Hoag

  /s/William P. Madar               Director
-------------------------------
William P. Madar

  /s/Peggy Gordon Miller            Director
Peggy Gordon Miller

  /s/Ronald A. Mitsch               Director
-------------------------------
Ronald A. Mitsch

  /s/Daniel E. Somers               Director
--------------------------------
Daniel E. Somers