Form 10-Q
period 2004-03-31
LUBRIZOL CORP
filed 2004-05-07
CIK 60751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-5263

THE LUBRIZOL CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-0367600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

29400 Lakeland Boulevard

Wickliffe, Ohio 44092-2298

(Address of principal executive offices)

(Zip Code)

(440) 943-4200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Number of the registrant’s common shares, without par value, outstanding, as of March 31, 2004: 51,618,086.

THE LUBRIZOLA CORPORATION

Quarterly Report on Form 10-Q

Quarter Ended March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

THE LUBRIZOL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three Month Period Ended March 31
(In Thousands Except Per Share Data)	2004	2003
Net sales	$577,920	$507,000
Royalties and other revenues	784	1,213

Total revenues	578,704	508,213
Cost of sales	426,316	368,263
Selling and administrative expenses	51,880	50,815
Research, testing and development expenses	40,724	41,633
Restructuring charge	—	3,506

Total cost and expenses	518,920	464,217
Other income (expense) - net	2,399	(309)
Interest income	851	1,041
Interest expense	(6,178)	(5,888)

Income before income taxes	56,856	38,840
Provision for income taxes	19,331	12,817

Net income	$37,525	$26,023

Net income per share	$0.72	$0.50

Net income per share, diluted	$0.72	$0.50

Dividends per share	$0.26	$0.26

Weighted average common shares outstanding	51,799	51,643

Amounts shown are unaudited.

See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)	March 31 2004	December 31 2003
ASSETS
Cash and short-term investments	$178,015	$258,699
Receivables	386,039	324,567
Inventories:
Finished products	158,022	150,711
Products in process	71,863	62,306
Raw materials	74,039	78,856
Supplies and engine test parts	20,436	20,046

	324,360	311,919

Other current assets	44,343	42,663

Total current assets	932,757	937,848
Property and equipment - net	689,332	689,994
Goodwill	281,054	208,726
Intangible assets - net	102,948	62,402
Investments in non-consolidated companies	6,067	6,296
Other assets	33,025	37,050

TOTAL	$2,045,183	$1,942,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$59,934	$2,899
Accounts payable	156,040	143,120
Accrued expenses and other current liabilities	147,552	153,458

Total current liabilities	363,526	299,477

Long-term debt	386,105	386,726
Postretirement health care obligations	98,814	98,387
Noncurrent liabilities	101,695	100,330
Deferred income taxes	52,202	52,810

Total liabilities	1,002,342	937,730

Minority interest in consolidated companies	52,513	51,281
Contingencies and commitments
Shareholders’ equity:
Preferred stock without par value - authorized and unissued:
Serial Preferred Stock - 2,000,000 shares
Serial Preference Shares - 25,000,000 shares
Common shares without par value:
Authorized 120,000,000 shares
Outstanding - 51,618,086 shares as of March 31, 2004 after deducting 34,577,808 treasury shares, 51,588,190 shares as of December 31, 2003 after deducting 34,607,704 treasury shares	125,198	123,770
Retained earnings	903,009	865,488
Accumulated other comprehensive loss	(37,879)	(35,953)

Total shareholders’ equity	990,328	953,305

TOTAL	$2,045,183	$1,942,316

Amounts shown are unaudited.

See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Month Period Ended March 31
(In Thousands of Dollars)	2004	2003
Cash provided from (used for):
Operating activities:
Net income	$37,525	$26,023
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	26,465	24,452
Deferred income taxes	(3,702)	1,535
Restructuring charge		3,506
Change in current assets and liabilities:
Receivables	(58,231)	(34,228)
Inventories	(4,186)	(10,566)
Accounts payable, accrued expenses and other current liabilities	21,310	(13,558)
Other current assets	178	(1,002)
Other items - net	525	(1,947)

Total operating activities	19,884	(5,785)
Investing activities:
Capital expenditures	(19,948)	(15,331)
Acquisitions	(133,041)
Other - net	147	(235)

Total investing activities	(152,842)	(15,566)
Financing activities:
Short-term borrowings(repayments) - net	58,663	(4,225)
Long-term repayments	(21)	(103)
Long-term borrowings		11
Dividends paid	(13,415)	(13,379)
Stock options exercised	1,428	1,190

Total financing activities	46,655	(16,506)
Effect of exchange rate changes on cash	5,619	(1,425)

Net decrease in cash and short-term investments	(80,684)	(39,282)
Cash and short-term investments at beginning of period	258,699	266,428

Cash and short-term investments at end of period	$178,015	$227,146

Amounts shown are unaudited.

See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

Amounts in thousands (except per share data)

March 31, 2004

1.	The accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004 and December 31, 2003, and the results of operations and cash flows for the applicable periods ended March 31, 2004 and 2003.

2.	Net income per share is computed by dividing net income by average common shares outstanding during the period, including contingently issuable shares. Net income per diluted share includes the dilutive effect resulting from outstanding stock options and stock awards.

Per share amounts are computed as follows:

	Three Month Period Ended March 31
	2004	2003
Numerator:
Net income	$37,525	$26,023

Denominator:
Weighted average common shares outstanding	51,799	51,643
Dilutive effect of stock options and awards	188	89

Denominator for net income per share, diluted	51,987	51,732

Net income per share	$0.72	$0.50

Net income per share, diluted	$0.72	$0.50

Weighted average shares issuable upon the exercise of stock options which were excluded from the diluted earnings per share calculations because they were antidilutive were 1.9 million in 2004 and 4.0 million in 2003.

3.	The company has elected the intrinsic value method to account for employee stock options. The following table shows the pro forma effect on net income per share if the company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Month Period Ended March 31
	2004	2003
Reported net income	$37,525	$26,023
Plus: Stock-based employee compensation (net of tax) included in net income	181	181
Less: Stock-based employee compensation (net of tax) using the fair value method	(943)	(1,400)

Pro forma net income	$36,763	$24,804

Reported net income per share	$0.72	$0.50

Pro forma net income per share	$0.70	$0.47

Reported net income per share, diluted	$0.72	$0.50

Pro forma net income per share, diluted	$0.70	$0.47

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

Amounts in thousands (except per share data)

March 31, 2004

4.	Total comprehensive income for the three-month periods ended March 31, 2004 and 2003 is comprised as follows:

	Three Month Period Ended March 31
	2004	2003
Net income	$37,525	$26,023
Foreign currency translation adjustment	(989)	872
Change in pension plan minimum liability	(320)	—
Unrealized gains (losses) - natural gas hedges	(247)	—
Unrealized gains (losses) - interest rate swaps	(370)	278

Total comprehensive income	$35,599	$27,173

5.	The company aggregates its product lines into three principal operating segments: fluid technologies for transportation, fluid technologies for industry and fluid technologies for advanced systems. The fluid technologies for advanced systems segment does not constitute a reportable business segment and has been classified as the all other reporting segment. Fluid technologies for transportation (FTT) is comprised of additives for lubricating engine oils, such as for gasoline, diesel, marine and stationary gas engines and additive components; additives for driveline oils, such as automatic transmission fluids, gear oils and tractor lubricants; and additives for fuel products and refinery and oil field chemicals. In addition, this segment sells additive components and viscosity improvers within its lubricant and fuel additives product lines. The company’s fluid technologies for transportation product lines are generally produced in shared manufacturing facilities and sold largely to a common customer base. Fluid technologies for industry (FTI) includes industrial additives, such as additives for hydraulic, grease and metalworking fluids and compressor lubricants; and performance chemicals, such as additives for coatings and inks, defoamers, process chemicals and surfactants for personal care and industrial cleaners. Fluid technologies for advanced systems is comprised of fluid metering devices, particulate emission trap devices, FluiPakTM sensor systems, and PuriNOxTM low-emissions diesel fuel.

The company primarily evaluates performance and allocates resources based on segment contribution income, defined as revenues less expenses directly identifiable to the product lines aggregated within each segment, as well as projected future returns. Segment contribution income reflects the exclusion for internal management reporting purposes of excess production capacity from product costs. In addition, in calculating segment operating profit before tax, the company allocates corporate research, testing, selling and administrative expenses, primarily based upon revenues, and assigns excess capacity costs to the segments to which it applies.

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

Amounts in thousands (except per share data)

March 31, 2004

The following table presents a summary of the company’s reportable segments for the three months ended March 31, 2004 and 2003 based on the current reporting structure. Prior–year amounts have been restated to reflect reclassifications of products between reporting segments and changes in allocation methodology of corporate expenses.

	Three Month Period Ended March 31
	2004	2003
Revenues from external customers:
Fluid technologies for transportation (FTT)	$421,051	$390,505
Fluid technologies for industry (FTI)	148,499	110,513
All other	9,154	7,195

Total revenues	$578,704	$508,213

Segment contribution income (loss):
Fluid technologies for transportation (FTT)	$75,706	$75,404
Fluid technologies for industry (FTI)	25,713	20,566
All other	(1,002)	(2,064)

Total segment contribution income	100,417	93,906
Corporate expenses	(42,036)	(47,781)
Corporate other income	3,802	1,068
Restructuring charges	—	(3,506)
Interest expense – net	(5,327)	(4,847)

Income before income taxes	$56,856	$38,840

Segment operating profit (loss):
Fluid technologies for transportation (FTT)	$44,670	$38,464
Fluid technologies for industry (FTI)	20,046	12,087
All other	(2,533)	(3,358)

Total segment operating profit	62,183	47,193
Restructuring charges	—	(3,506)
Interest expense – net	(5,327)	(4,847)

Income before income taxes	$56,856	$38,840

6.	The major components of our identifiable intangible assets are technology, land use rights, non-compete arrangements, distributor networks, trademarks, customer lists and patents. Excluding the non-amortized trademarks, which are indefinite and will not be amortized, the intangible assets are amortized over the lives of the agreements or other periods of value, which range between five and forty years. The following table shows the components of our identifiable intangible assets as of March 31, 2004 and December 31, 2003.

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

Amounts in thousands (except per share data)

March 31, 2004

	As of March 31, 2004		As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Technology	$38,720	$19,009	$38,720	$18,266
Land use rights	7,069	650	7,069	605
Non-compete agreements	6,892	2,332	6,892	1,989
Distributor networks	3,350	315	3,350	282
Trademarks	2,211	1,203	2,211	1,116
Customer lists	23,564	232	—	—
Patents	12,634	506	1,038	279
Other	10,742	543	10,554	427

Total amortized intangible assets	105,182	24,790	69,834	22,964
Non-amortized trademarks	22,556	—	15,532	—

Total	$127,738	$24,790	$85,366	$22,964

Amortization expense for intangible assets during the first quarter of 2004 and 2003 was $1.8 million and $1.2 million, respectively. Excluding the impact of further acquisitions, annual intangible amortization expense for the next five years will approximate $8.6 million in 2004 and 2005, $8.3 million in 2006, $7.7 million in 2007 and $6.2 million in 2008.

The fair value of intangible assets acquired at the date of acquisition in the first quarter of 2004 is shown below by major asset class. The intangible assets will be amortized over periods ranging from 4 to 15 years. The company is currently in the process of finalizing the allocation of the purchase price for the hyperdispersants business purchased from Avecia, so it is possible the amount of amortization or the purchase price allocation may change.

Fair Value of Assets 2004
Amortized intangible assets:
Customer lists	$23,976
Patents	11,627
Other	102

Total amortized intangible assets	35,705
Non-amortized trademarks	7,024

Total	$42,729

The carrying amount of goodwill by reporting segment is as follows:

	FTT	FTI	Total
Balance, December 31, 2002	$44,887	$123,465	$168,352
Goodwill acquired		36,219	36,219
Translation & other adjustments	2,091	2,064	4,155

Balance, December 31, 2003	46,978	161,748	208,726
Goodwill acquired		74,355	74,355
Translation & other adjustments	(208)	(1,819)	(2,027)

Balance, March 31, 2004	$46,770	$234,284	$281,054

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

Amounts in thousands (except per share data)

March 31, 2004

7.	The components of net periodic pension cost and post-employment benefits costs consisted of the following:

	Three Month Period Ended March 31		Three Month Period Ended March 31
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost – benefits earned during period	$3,512	$3,615	$661	$507
Interest cost on projected benefit obligation	4,763	5,590	1,724	1,740
Expected return on plan assets	(5,294)	(6,605)	—	—
Amortization of prior service costs	440	822	(1,521)	(1,398)
Amortization of initial net asset obligation	(172)	(172)	—	—
Settlement loss	—	69	—	—
Recognized net actuarial loss	246	203	628	557

Net periodic benefit cost	$3,495	$3,522	$1,492	$1,406

Expected employer contributions for pension benefits in 2004 consist of $2.7 million to the United States plan, $2.5 million to the United States non-qualified plan and a range of $5.0 million to $6.0 million for the United Kingdom plan. The expected contribution to the non-qualified U.S. plan, which is unfunded, represents an actuarial estimate of future assumed payments based on historic retirement and payment patterns. Actual amounts paid could differ from this estimate. In the first quarter of 2004, no contributions were made to the U.S. plans and payments of $.8 million were made to the U.K. plan.

8.	In January, 2004, the company completed the acquisition of the coatings hyperdispersants business of Avecia for cash totaling $133.0 million. This additives business is headquartered in Blackley, United Kingdom, and develops, manufactures and markets high-value additives that are based on polymeric dispersion technology and used in coatings and inks. These products enrich and strengthen color while reducing production costs and solvent emissions, and are marketed under the brand names Solsperse™, Solplus™ and Solthix™. Historical annualized revenues of this business are approximately $50 million. The company is currently in the process of finalizing the allocation of the purchase price for the hyperdispersants business purchased from Avecia, so it is possible the amount of amortization or the purchase price allocation may change.

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

Amounts in thousands (except per share data)

March 31, 2004

The fair value of assets acquired and liabilities assumed in 2004 acquisitions is as follows:

Fair Value of Assets Acquired in 2004
Receivables	$7,981
Inventories	9,864
Prepaid assets	106
Property	5,402
Goodwill	74,817
Intangibles	42,729

Total assets acquired	$140,899

Accounts payable	2,762
Accrued expenses	107
Noncurrent liabilities	4,989

Total liabilities assumed	$7,858

Increase in net assets from acquisitions	$133,041

9.	On April 16, 2004, the company signed a definitive agreement to purchase Noveon International, Inc. in a transaction valued at $1.84 billion. The acquisition, which has been approved by the board of directors of both companies, is subject to regulatory approval and is expected to close within three months of signing the definitive agreement. Noveon is a privately held Cleveland-based specialty chemical company with 2003 revenues of $1.1 billion. The transaction value includes a cash payment of approximately $920 million for equity and the assumption of net debt, which was approximately $920 million as of December 31, 2003.

In April 2004, the company received a commitment letter from a bank for a $2.45 billion 364-day revolving credit facility to bridge finance the pending Noveon acquisition. The company plans to implement a permanent capital structure in the near-term that will replace the bridge financing and it is expected to include approximately $400 million in new common equity, with the remainder being financed through public bonds and bank loans. The company is working to amend its existing credit facility agreements to revise the financial covenant restrictions until the permanent capital structure is in place.

After the announcement of the Noveon acquisition, the company’s long-term and commercial paper credit ratings were reduced by one rating agency and put on review by another rating agency. The credit rating change eliminated the company’s access to the commercial paper market. As a result, the company terminated its existing floating-to-fixed rate interest rate swaps with a notional value of $50 million effective April 29, 2004 and will repay its outstanding commercial paper upon maturity. The termination of the swap agreements resulted in a $3 million dollar pre-tax charge that will be recognized in the second quarter of 2004. In addition, the company decided to call the outstanding $18.4 million Marine Terminal Revenue Bonds, at par, effective June 1, 2004. To fund these actions, the company will borrow under its existing revolving credit facility.

THE LUBRIZOL CORPORATION

Item 2 - Management’s Discussion and Analysis of

Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Our revenues increased in the first quarter of 2004 as compared with the first quarter of 2003, primarily due to currency, higher ongoing shipment volume, acquisitions and favorable price and product mix. The increased revenues were partially offset by higher raw material costs and manufacturing expenses. The 2004 first quarter also included a currency forward contract gain related to an acquisition. Primarily as a result of these factors, net income increased 44% in the first quarter of 2004, compared with the same period in 2003.

We group our product lines into three reportable segments: fluid technologies for transportation, fluid technologies for industry and all other. Fluid technologies for transportation comprised approximately 73% of our consolidated revenues and 75% of our segment contribution income for the first quarter of 2004. See Note 5 to the financial statements for further financial disclosures by reporting segment.

ANALYSIS OF REVENUES

					Excluding Acquisitions
(MILLIONS OF DOLLARS)	1st Qtr 2004	1st Qtr 2003	$ Change	% Change	$ Change	% Change
Net sales	$577.9	$507.0	$70.9	14%	$52.0	10%
Royalties and other revenues	0.8	1.2	(0.4)	(35%)	(0.4)	(35%)

Total revenues	$578.7	$508.2	$70.5	14%	$51.6	10%

The increase in consolidated revenues, including acquisitions, resulted from 4% higher shipment volume and a 10% increase in average selling price, equally due to favorable currency and an increase in the combination of price and product mix. Acquisitions included the coatings hyperdispersants business purchased from Avecia in 2004 and the personal care specialty ingredients business from Amerchol Corporation, a subsidiary of The Dow Chemical Company, and the silicone product lines purchased from BASF in 2003. Excluding acquisitions, the increase in revenues was due to 3% higher ongoing shipment volume and 7% higher average selling price resulting from 5% favorable currency and 2% favorable prices and product mix changes. Sequentially, first quarter 2004 shipment volume was 7.5% higher and average additive selling price was 3.5% higher than the fourth quarter of 2003, primarily due to favorable currency and an increase in the combination of price and product mix.

Changes in our shipment volume vary by geographic area. The following table shows our consolidated 2004 first quarter shipment volume by geographic area as well as the corresponding changes compared with first quarter 2003:

			Excluding Acquisitions
	1st Qtr 2004 Volume	1st Qtr 2004 vs. 2003 % Change	1st Qtr 2004 vs. 2003 % Change
North America	47%	5%	4%
Europe	27%	(3%)	(3%)
Asia-Pacific/Middle East	20%	11%	10%
Latin America	6%	(2%)	(2%)
Total	100%	4%	3%

THE LUBRIZOL CORPORATION

Item 2 - Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Segment shipment volume variances by geographic zone for the first quarter of 2004 compared with the same period of 2003, together with explanations for those variances, are contained under the “Segment Analysis” section below. Sequentially, consolidated volume increased 8% in the first quarter of 2004 compared with the fourth quarter of 2003.

The decrease in royalties and other revenues was due to a shift from licensing revenue with a specific customer to direct sales.

ANALYSIS OF COSTS AND EXPENSES

					Excluding Acquisitions
(MILLIONS OF DOLLARS)	1st Qtr 2004	1st Qtr 2003	$ Change	% Change	$ Change	% Change
Cost of sales	$426.3	$368.3	$58.0	16%	$45.9	12%
Selling and administrative expenses	51.9	50.8	1.1	2%	(0.4)	(1%)
Research, testing and development expenses	40.7	41.6	(0.9)	(2%)	(1.6)	(4%)
Restructuring charge	—	3.5	(3.5)	*	(3.5)	*

Total costs and expenses	$518.9	$464.2	$54.7	12%	$40.4	9%

*	Calculation not meaningful

Cost of sales increased due to higher average raw material cost and higher manufacturing expenses. Average raw material cost increased 12% in the first quarter of 2004 compared with the same period in 2003, primarily due to an increase in the combination of raw material prices and higher priced product mix along with unfavorable currency effects. Excluding acquisitions, average raw material cost was 9% higher than the first quarter of 2003 and 3% higher than the fourth quarter of 2003. Material cost in the first quarter of 2004 included a purchase adjustment of $1.8 million associated with the increased valuation of inventory for the hyperdispersants acquisition earlier this year. Looking forward, we expect continued pressure on raw material prices as our material costs will reflect a 2% increase in the price of base oil that was announced in March, 2004 and another 2% increase announced in May, 2004.

Total manufacturing expenses, which are included in cost of sales, increased 15% (13% excluding acquisitions) in the first quarter of 2004 compared with the first quarter of 2003, primarily due to unfavorable currency. Manufacturing expenses in the first quarter of 2004 included an increase to labor and overhead of $2.8 million related to higher demand, which resulted in a decline in inventory. Manufacturing expenses this quarter also included $1.3 million for employee severance costs at our India joint venture and $2.0 million for an environmental accrual relating to remediation at our Texas manufacturing facility. Excluding currency, acquisitions, the labor and overhead impact, the India severance costs and the environmental accrual adjustment, manufacturing expenses for the first quarter of 2004 were flat compared with the first quarter of 2003 and down 4% from the fourth quarter of 2003.

Gross profit (net sales less cost of sales) for the first quarter of 2004 increased $12.9 million, or 9% ($6.1 million, or 4%, excluding acquisitions), compared with the first quarter of 2003. The increase primarily was due to favorable currency and the combination of favorable product mix and higher

THE LUBRIZOL CORPORATION

Item 2 - Management’s Discussion and Analysis of

Financial Condition and Results of Operations

selling price along with higher shipment volume, partially offset by higher average raw material cost and manufacturing expenses. Our gross profit percentage (gross profit divided by net sales) decreased to 26.2% in the first quarter of 2004, compared with 27.4% in the first quarter of 2003, but increased from 24.9% in the fourth quarter of 2003. The decrease compared to the first quarter of 2003 primarily was due to higher raw material costs and manufacturing expenses.

The decrease in selling and administrative expenses, excluding acquisitions, was due to lower salary and benefit expenses, partially offset by unfavorable currency.

The decrease in research, testing and development expenses (technology expenses) primarily was due to lower testing activity at outside laboratories, partially offset by unfavorable currency.

In the first quarter of 2003, we recorded a restructuring charge of $3.5 million, or $.05 per share, for our Bromborough, England intermediate production and blending facility. The restructuring charge included $2.1 million in employee separation benefits and a $1.4 million asset impairment for production units taken out of service. As a result of the cost reduction activities in 2003, we believe there will be an incremental benefit in 2004 of approximately $15 million in addition to the $5 million already realized in 2003 from the Bromborough restructuring as well as later initiatives in India, the United States and England.

ANALYSIS OF OTHER ITEMS AND NET INCOME

						Excluding Acquisitions
(MILLIONS OF DOLLARS)	1st Qtr 2004	1st Qtr 2003	$ Change	% Change	$ Change	% Change
Other income(expense) - net	$ 2.4	$ (0.3)	$ 2.7	*	$ 3.1	*
Interest expense-net	(5.3)	(4.8)	(0.5)	*	(0.5)	*
Income before income taxes	56.8	38.8	18.0	46%	13.9	36%
Provision for income taxes	19.3	12.8	6.5	51%	5.1	40%
Net income	$37.5	$26.0	11.5	44%	8.8	34%

*	Calculation not meaningful

Other income for the quarter included a gain of $6.4 million ($.08 per share) on a currency forward contract to purchase pound sterling related to the acquisition of the hyperdispersants business. We secured the forward contract in December, 2003 and completed the acquisition at the end of January, 2004. This gain partially was offset by other currency translation losses as well as higher intangibles amortization. The amortization also related to the completed acquisition of the hyperdispersants business.

We had an effective tax rate of 34% for the first quarter of 2004, compared with 33% for the first quarter of 2003. The higher effective tax rate in 2004, which reduced first quarter earnings by $.01 per share, primarily was due to an increase in the U.S. tax cost of planned foreign dividends.

THE LUBRIZOL CORPORATION

Item 2 - Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Primarily as a result of the above factors, our net income per share was $.72 for the first quarter of 2004 compared with $.50 for the first quarter of 2003. The gain on the currency forward contract increased first quarter 2004 earnings by $.08 per share and the restructuring charge in the first quarter of 2003 reduced first quarter 2003 earnings by $.05 per share.

SEGMENT ANALYSIS

A description of our operating segments along with the products, services and markets for each of these segments is included in Note 5 to the financial statements. Prior year amounts have been restated to reflect reclassifications of products among the reportable segments.

OPERATING RESULTS BY SEGMENT

					Excluding Acquisitions
(MILLIONS OF DOLLARS)	1st Qtr 2004	1st Qtr 2003	$ Change	% Change	$ Change	% Change
Revenues:
FTT	$421.1	$390.5	$30.6	8%	$30.6	8%
FTI	148.5	110.5	38.0	34%	19.1	17%
All Other	9.1	7.2	1.9	26%	1.9	26%

Total	$578.7	$508.2	$70.5	14%	$51.6	10%

Gross Profit:
FTT	$112.7	$112.1	$0.6	1%	$0.6	1%
FTI	45.7	36.1	9.6	27%	2.9	8%
All Other	2.2	1.9	0.3	16%	0.3	16%

Total	$160.6	$150.1	$10.5	7%	$3.8	3%

Segment Contribution Income:
FTT	$75.7	$75.4	$0.3	0%	$0.3	0%
FTI	25.7	20.6	5.1	25%	1.4	7%
All Other	(1.0)	(2.1)	1.1	52%	1.1	52%

Total	$100.4	$93.9	$6.5	7%	$2.8	3%

THE LUBRIZOL CORPORATION

Item 2 - Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Fluid Technologies for Transportation (FTT) Segment

Segment revenues increased in the first quarter of 2004 compared to the same period in 2003 due to 4% favorable currency, a 3% increase in the combination of price and product mix and slightly higher volume of less than 1%. The following table shows the changes in shipment volume by geographic zone in the first quarter of 2004 compared with the same period in 2003:

1st Qtr 2004 vs. 2003 % Change
North America	1%
Europe	(6%)
Asia-Pacific / Middle East	8%
Latin America	(4%)
Total	0%

The shipment volume increase in North America was due to increases in our specialties driveline business, partially offset by some small losses in our engine oil additives business. The decrease in Europe primarily was due to some lost marine diesel business that occurred after the first quarter of 2003 that was subsequently regained late in the first quarter of 2004. The volume increase in Asia-Pacific / Middle East resulted in part from the timing of orders. The decrease in Latin America was associated with the loss of a major international customer that we previously disclosed in 2003.

The fluid technologies for transportation segment implemented a price increase effective March 1, 2004, for products sourced from North America plants. The price increase was in response to raw material cost increases and continuing high prices for natural gas used for utilities in our plants. In April, 2004, we began implementing price increases for products sourced from Asia-Pacific and Latin America.

The increase in segment gross profit in the first quarter of 2004 compared with the same period in 2003, primarily was due to higher revenues partially offset by higher average raw material cost and manufacturing expenses. Approximately one-half of the increase in manufacturing expenses was due to unfavorable currency. The remainder of the increase was due to a number of factors including increased sales demand and a change in our method of calculating excess capacity costs, which resulted in additional costs classified as FTT manufacturing expenses as compared with the prior year. In calculating gross profit at the operating segment level, we exclude our estimate of the cost of excess capacity from product costs (See Note 5 to the financial statements). The gross profit percentage for this segment was 26.8% for the first quarter of 2004 compared with 28.7% for the first quarter of 2003. The decrease primarily was due to higher average raw material cost and higher manufacturing expenses.

Direct selling, marketing and technical expenses increased $.3 million, or 1% for the first quarter of 2004 compared with the first quarter of 2003, primarily due to unfavorable currency. Segment contribution income (revenues less expenses directly identifiable to the product lines aggregated within each segment) for the first quarter of 2004 increased slightly compared with the same period in 2003 due to higher gross profit that was largely offset by higher expenses.

THE LUBRIZOL CORPORATION

Item 2 - Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Fluid Technologies for Industry (FTI) Segment

The acquisition-related increase primarily was due to the 2004 acquisition of the hyperdispersants business and the 2003 acquisition of the personal care specialty ingredients business. Excluding acquisitions, segment revenues increased in the first quarter of 2004 compared with the same period in 2003 due to 11% higher shipment volumes, 4% favorable currency and 2% stronger price and product mix. The higher priced product mix primarily occurred in our synthetic refrigerant lubricants, personal care and metalworking businesses.

The following table shows the changes in shipment volume by geographic zone in the first quarter of 2004 compared with the same period in 2003:

		Excluding Acquisitions
	1st Qtr 2004 vs. 2003 % Change	1st Qtr 2004 vs. 2003 % Change
North America	12%	9%
Europe	19%	13%
Asia-Pacific / Middle East	42%	29%
Latin America	12%	8%
Total	15%	11%

Excluding acquisitions, the increases across all zones were attributable to market share gains and new business that occurred primarily in the personal care business in North America, the coatings and inks business, metalworking business and synthetic refrigerant lubricants business in Europe and the specialty monomers business in Asia-Pacific / Middle East and Latin America. In addition, the defoamers business benefited in the North America zone from the extension of the sugar beet season and growth in the fermentation industry. The increase in the Latin America zone was also due to some market rebound in the metalworking business from the prior year.

The increase in segment gross profit in the first quarter of 2004 compared with the same period in 2003, primarily was due to higher shipment volume, partially offset by higher raw material costs and manufacturing expenses. The gross profit percentage for this segment was 30.9% in the first quarter of 2004, compared with 32.7% in the same period of 2003. The decrease in the gross profit percentage partially was due to higher raw material costs and higher manufacturing expenses. Our FTI businesses began implementing price increases during the first quarter of 2004 in the range of 3% to 5% in response to rising raw material costs.

Direct selling, marketing and technical expenses increased $4.0 million, or 25% for the first quarter of 2004 compared with the first quarter of 2003, primarily due to acquisitions. Other income included an additional $.7 million of amortization expense for recent acquisitions.

Segment contribution income increased for the first quarter of 2004 compared with the same period in 2003 due to higher gross profit, partially offset by higher direct technical and selling expenses.

THE LUBRIZOL CORPORATION

Item 2 - Management’s Discussion and Analysis of

Financial Condition and Results of Operations

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the major components of cash flow:

SUMMARY OF CASH FLOWS

(MILLIONS OF DOLLARS)	1st Qtr 2004	1st Qtr 2003	$ Change
Cash provided from/(used for):
Operating activities	$19.9	$(5.8)	$25.7
Investing activities	(152.8)	(15.6)	(137.2)
Financing activities	46.7	(16.5)	63.2
Effect of exchange-rate changes on cash	5.6	(1.4)	7.0

Net decrease in cash and short-term investments	$(80.6)	$(39.3)	$(41.3)

Operating Activities:

The increase in cash provided from operating activities in the first quarter of 2004 compared with the first quarter of the prior year primarily was due to higher earnings and a lower working capital build-up. Typically, we have a working capital build-up during the first quarter, particularly in accounts receivable, as March is usually a stronger sales month than December. Days sales in receivables averaged 54 days in the first quarter of 2004, which compares to 55 days for last year’s first quarter and our target for 2004 of 53.5 days. Days sales in inventory averaged 91 days for the first quarter of 2004 compared with 90 days for the prior year quarter and our 2004 target of 90 days.

Investing Activities:

Our capital expenditures in the first three months of 2004 were $19.9 million, as compared with $15.3 million for same period in 2003. In 2004, we estimate capital expenditures will approximate $95 million, slightly below the expected level of depreciation for the year, as compared with $88.5 million in 2003.

In January, 2004, we completed the acquisition of the coatings hyperdispersants business of Avecia for cash totaling $133.0 million. This additives business is headquartered in Blackley, United Kingdom, and develops, manufactures and markets high-value additives that are based on polymeric dispersion technology and used in coatings and inks. These products enrich and strengthen color while reducing production costs and solvent emissions, and are marketed under the brand names Solsperse™, Solplus™ and Solthix™. Historical annualized revenues of this business are approximately $50 million. We funded the acquisition through Euro 43 million borrowings ($55 million equivalent) under a 364-day credit facility, $5 million in yen borrowings and the remainder in cash. At December 31, 2003, we had a foreign currency forward contract of $125 million in order to fix the U.S. dollar price for this acquisition. In the first quarter of 2004, we recorded a gain of $6.4 million ($.08 per share) upon the termination of this foreign currency forward contract.

On April 16, 2004, we signed a definitive agreement to purchase Noveon International, Inc. in a transaction valued at $1.84 billion. The acquisition, which has been approved by the board of directors of both companies, is subject to regulatory approval and is expected to close within three months of the signing of the definitive agreement. Noveon is a privately held Cleveland-based

THE LUBRIZOL CORPORATION

Item 2 - Management’s Discussion and Analysis of

Financial Condition and Results of Operations

specialty chemical company with 2003 revenues of $1.1 billion. The transaction value includes a cash payment of approximately $920 million for equity and the assumption of net debt, which was approximately $920 million as of December 31, 2003.

Financing Activities:

The increase in cash provided from financing activities of $63.2 million in 2004 almost entirely was due to a net increase in short-term borrowings relating to the hyperdispersants acquisition.

Capitalization and Credit Facilities:

Our net debt to capitalization ratio at March 31, 2004 was 23.0%. Net debt is the total of short- and long-term debt, reduced by cash and short-term investments in excess of an assumed operating cash level of $40 million and excluding unrealized gains and losses on derivative instruments designated as fair value hedges of fixed rate debt. Capitalization is shareholders’ equity plus net debt. Total debt as a percent of capitalization was 30.4% at March 31, 2004.

Our financial position remains strong with a ratio of current assets to current liabilities of 2.6 at March 31, 2004, compared with 3.1 at December 31, 2003. At March 31, 2004, we had a $350 million committed, revolving credit facility that matures in July 2006, which allows us to borrow at or below the U.S. Prime Rate. There were no borrowings under this agreement at March 31, 2004. In January 2004, we obtained a separate revolving credit facility that enabled us to borrow up to Euro 50 million for the purpose of financing European acquisitions. We borrowed Euro 43 million under this facility in January 2004. This facility expires in January 2005.

In April 2004, we received a commitment letter from a bank for a $2.45 billion 364-day revolving credit facility to bridge finance the pending Noveon acquisition. We plan to implement a permanent capital structure in the near-term that will replace the bridge financing and it is expected to include approximately $400 million in new common equity, with the remainder being financed through public bonds and bank loans. Following the implementation of this permanent capital structure, we estimate that our net debt to capitalization will be approximately 55%. Net debt in this calculation consists of total debt less combined total cash balances, without reduction for assumed operating cash levels. Our estimated total debt as a percent of capitalization will be approximately 58%. We are working to amend our existing credit facility agreements previously discussed to revise the financial covenant restrictions until our permanent capital structure is in place.

After the announcement of the Noveon acquisition, our long-term and commercial paper credit ratings were reduced by one rating agency and put on review by another rating agency. The credit rating change eliminated our access to the commercial paper market. As a result, we will repay our outstanding commercial paper upon maturity and we terminated our existing floating-to-fixed rate interest rate swaps with a notional value of $50 million effective April 29, 2004. The termination of the swaps resulted in a $3 million dollar pre-tax charge that will be recognized in the second quarter of 2004. In addition, we decided to call the outstanding $18.4 million Marine Terminal Refunding Revenue Bonds, at par, effective June 1, 2004. To fund these actions, we will borrow under our existing $350 million revolving credit facility.

THE LUBRIZOL CORPORATION

Item 2 - Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Contractual Cash Obligations:

Our contractual cash obligations as of December 31, 2003, are contained on page 21 of our 2003 Annual Report to our shareholders. The following items represent the significant changes that have occurred since December 31, 2003:

•	We have additional annual operating lease obligations, as a result of our hyperdispersants acquisition, of approximately $6.5 million in years 2004 through 2008 and $2.4 million annually thereafter.

•	We signed a definitive agreement to purchase Noveon International, Inc. in April 2004, at $1.84 billion (net of cash acquired). In April 2004, we received a commitment letter from a bank for a $2.45 billion 364-day revolving credit facility to bridge finance the pending acquisition. We plan to implement a permanent capital structure to replace the bridge financing and it is expected to include approximately $400 million in new common equity and the remainder will be financed through public bonds and bank loans.

•	We have called the outstanding $18.4 million Marine Terminal Refunding Revenue Bonds, at par, effective June 1, 2004. This debt was included in our contractual obligations table as payable after five years in our 2003 Annual Report. This debt will now be paid in the second quarter of 2004.

We believe our future operating cash flows will be more than sufficient to cover debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we believe our existing cash position, together with our untapped borrowing capacity, provides us with substantial additional financial resources. After completion of the pending acquisition and the assumption of additional indebtedness, we believe we will incur additional interest and commitment fees but they will not have a material impact upon our results of operations or financial condition.

CAUTIONARY STATEMENT FOR SAFE HARBOR PURPOSES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These uncertainties and factors could cause our actual results to differ materially from those matters expressed in or implied by such forward-looking statements.

We believe that the following factors, among others, could affect our future performance and cause our actual results to differ materially from those expressed or implied by forward-looking statements made in this quarterly report:

•	the overall demand for lubricant and fuel additives on a worldwide basis, which has a slow growth rate in mature markets such as North America and Europe;

•	the effect on our business resulting from economic and political uncertainty within the Asia-Pacific, Middle East and Latin American regions;

•	the lubricant additive demand in developing regions such as China and India, which geographic areas are an announced focus of our activities;

THE LUBRIZOL CORPORATION

Item 2 - Management’s Discussion and Analysis of

Financial Condition and Results of Operations

•	the potential negative impact on product pricing and volume demand from the consolidation of finished lubricant marketers;

•	the degree of competition resulting from lubricant additive industry overcapacity;

•	technology developments that affect longer-term trends for lubricant additives, such as improved equipment design, fuel economy, longer oil drain intervals, alternative fuel powered engines and emission system compatibility;

•	the overall global economic environment, which affects the operating results of fluid technologies for industry in particular;

•	the extent to which we are successful in expanding our business in new and existing fluid technology markets incorporating chemicals, systems and services for industry and transportation;

•	our ability to identify, complete and integrate acquisitions for profitable growth, including our ability to complete, finance and integrate our announced acquisition of Noveon International, Inc.;

•	our success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer and original equipment manufacturers’ expectations;

•	the frequency of change in industry performance standards, which affects the level and timing of our technology costs, the product life cycles and the relative quantity of additives required for new specifications;

•	our ability to continue to reduce complexities and conversion costs and modify our cost structure to maintain and enhance our competitiveness;

•	our success in strengthening relationships and growing business with our largest customers, including those with affiliated lubricant additive companies, and retaining the business of our largest customers over extended time periods;

•	the cost, availability and quality of raw materials, including petroleum-based products;

•	the cost and availability of energy, including natural gas and electricity;

•	the effects of fluctuations in currency exchange rates upon our reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

•	the extent to which we achieve market acceptance of our commercial development programs in the area of contaminant management and advanced fluid systems;

•	significant changes in government regulations affecting environmental compliance;

•	the ability to identify, understand and manage risks inherent in new markets in which we choose to expand.

THE LUBRIZOL CORPORATION

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

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

In the normal course of business, we use derivative financial instruments including interest rate and commodity hedges and forward foreign currency exchange contracts to manage our market risks. Our objective in managing our exposure to changes in interest rates is to limit the impact of such changes on our earnings and cash flow. Our objective in managing the exposure to changes in foreign currency exchange rates is to reduce volatility on our earnings and cash flow associated with such changes. Our principal currency exposures are the euro, the pound sterling, the Japanese yen and certain Latin American currencies. Our objective in managing our exposure to changes in commodity prices is to reduce the volatility on earnings of utility expense. We do not hold derivatives for trading purposes.

A quantitative and qualitative discussion about our market risk is contained on page 25 of our 2003 Annual Report to our shareholders. There have been no material changes in the market risks faced by us since December 31, 2003.

Item 4.	Controls and Procedures

We evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2004. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to Lubrizol and our consolidated subsidiaries required to be included in our periodic SEC filings. There were no significant changes in our internal control over financial reporting that occurred during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE LUBRIZOL CORPORATION

PART II. OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

(c)	On January 30, 2004, 2,234 common shares were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Regulation S. The common shares were issued under an employee benefit plan to 21 employees of a wholly-owned Canadian subsidiary of the company.

On February 2, 2004, 259 common shares were issued in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to the surviving spouse of a former director under a deferred compensation plan for directors.

On March 5, 2004, 491 common shares were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Regulation S. The common shares were issued under an employee benefit plan to two employees of a wholly-owned UK subsidiary of the company.

On March 10, 2004, 433 common shares were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Regulation S. The common shares were issued under an employee benefit plan to three employees of a wholly-owned UK subsidiary of the company.

On March 10, 2004, 7,245 common shares were issued in private placement transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to four officers under a deferred compensation plan for officers.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

(10)(h) *	The Lubrizol Corporation 1991 Stock Incentive Plan

(31.1)	Rule 13a-14(a) Certifications

(31.2)	Rule 13a-14(a) Certifications

(32)	Certification of Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation Pursuant to 18 U.S.C. Section 1350

*	Indicates management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

On February 6, 2004, we furnished a Form 8-K to the Securities and Exchange Commission with respect to our news release dated February 6, 2004, announcing the results for the year ended December 31, 2003.

THE LUBRIZOL CORPORATION

PART II. OTHER INFORMATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LUBRIZOL CORPORATION

/s/ John R. Ahern

John R. Ahern
Chief Accounting Officer and Duly Authorized Signatory of The Lubrizol Corporation

Date: May 7, 2004