Form 10-Q
period 2004-06-30
LUBRIZOL CORP
filed 2004-08-06
CIK 60751

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

Number of the registrant's common shares, without par value, outstanding, as of June 30, 2004: 51,734,424.

                            THE LUBRIZOL CORPORATION
                          Quarterly Report on Form 10-Q
                           Quarter Ended June 30, 2004

                                Table of Contents

                                                                                                                Page Number
                                                                                                                -----------
PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Statements of Income                                                                            3

         Consolidated Balance Sheets                                                                                  4

         Consolidated Statements of Cash Flows                                                                        5

         Notes to Consolidated Financial Statements                                                                   6

Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations                       29

Item 3   Quantitative and Qualitative Disclosures about Market Risk                                                  48

Item 4   Controls and Procedures                                                                                     49


PART II. OTHER INFORMATION

Item 2   Changes in Securities and Use of Proceeds                                                                   50

Item 4   Submission of Matters to a Vote of Security Holders                                                         50

Item 6   Exhibits and Reports on Form 8-K                                                                            50

         Signatures                                                                                                  51

                          PART I. FINANCIAL INFORMATION

                           Item 1 Financial Statements

                            THE LUBRIZOL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                                  Three Month Period             Six Month Period
                                                     Ended June 30                 Ended June 30
                                                -----------------------     ---------------------------
(In Millions Except Per Share Data)                2004          2003           2004            2003
-----------------------------------             -----------------------     ---------------------------
Net sales                                       $   720.2     $   514.3     $   1,298.1     $   1,021.3
Royalties and other revenues                          1.3           0.4             2.1             1.6
                                                ---------     ---------     -----------     -----------
    Total revenues                                  721.5         514.7         1,300.2         1,022.9

Cost of sales                                       529.5         372.6           955.8           740.9
Selling and administrative expenses                  70.2          50.2           122.0           101.0
Research, testing and development expenses           45.5          40.6            86.3            82.2
Amortization of intangible assets                     4.5           1.2             6.4             2.3
Write-off of acquired in-process research
 and development                                     35.0                          35.0
Restructuring charge                                  8.0           3.5             8.0             7.0
                                                ---------     ---------     -----------     -----------
    Total costs and expenses                        692.7         468.1         1,213.5           933.4

Other income (expense) - net                         (1.9)          1.1             2.4             2.0
Interest income                                       1.0           1.1             1.9             2.1
Interest expense                                    (18.1)         (6.2)          (24.3)          (12.1)
                                                ---------     ---------     -----------     -----------

Income before income taxes                            9.8          42.6            66.7            81.5
Provision for income taxes                            5.9          13.2            25.2            26.1
                                                ---------     ---------     -----------     -----------
Net income                                      $     3.9     $    29.4     $      41.5     $      55.4
                                                =========     =========     ===========     ===========

Net income per share                            $    0.08     $    0.57     $      0.80     $      1.07
                                                =========     =========     ===========     ===========

Net income per share, diluted                   $    0.08     $    0.57     $      0.80     $      1.07
                                                =========     =========     ===========     ===========
Dividends per share                             $    0.26     $    0.26     $      0.52     $      0.52
                                                =========     =========     ===========     ===========
Weighted average common shares outstanding           51.9          51.7            51.8            51.7

Amounts shown are unaudited.

See accompanying notes to the financial statements.

                            THE LUBRIZOL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                           June 30        December 31
(In Millions of Dollars)                                                                     2004            2003
------------------------                                                                  ----------      ----------
ASSETS

Cash and short-term investments                                                           $    227.3      $    258.7
Receivables                                                                                    589.7           324.6
Inventories:
    Finished products                                                                          271.2           150.7
    Products in process                                                                         71.4            62.3
    Raw materials                                                                              132.9            78.9
    Supplies and engine test parts                                                              26.2            20.0
                                                                                          ----------      ----------
                                                                                               501.7           311.9
                                                                                          ----------      ----------
Other current assets                                                                           102.0            42.7
                                                                                          ----------      ----------
                 Total current assets                                                        1,420.7           937.9

Property and equipment - net                                                                 1,348.6           690.0
Goodwill                                                                                     1,022.6           208.7
Intangible assets - net                                                                        591.0            62.4
Investments in non-consolidated companies                                                        7.1             6.3
Other assets                                                                                    37.3            37.0
                                                                                          ----------      ----------
                     TOTAL                                                                $  4,427.3      $  1,942.3
                                                                                          ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt and current portion of long-term debt                                     $  1,988.1      $      2.9
Accounts payable                                                                               236.1           143.1
Accrued expenses and other current liabilities                                                 320.0           153.5
                                                                                          ----------      ----------
                 Total current liabilities                                                   2,544.2           299.5
                                                                                          ----------      ----------
Long-term debt                                                                                 392.2           386.7
Postretirement health care obligations                                                         103.0            98.4
Noncurrent liabilities                                                                         177.4           100.3
Deferred income taxes                                                                          184.3            52.8
                                                                                          ----------      ----------
                 Total liabilities                                                           3,401.1           937.7
                                                                                          ----------      ----------

Minority interest in consolidated companies                                                     52.1            51.3
Shareholders' equity:
    Preferred stock without par value - authorized and unissued:
           Serial Preferred Stock - 2,000,000 shares
           Serial Preference Shares - 25,000,000 shares
    Common shares without par value:
           Authorized 120,000,000 shares
           Outstanding - 51,734,424 shares as of June 30, 2004 after deducting
              34,461,470 treasury shares, 51,588,190 shares as of December 31, 2003
              after deducting 34,607,704 treasury shares                                       129.7           123.8
    Retained earnings                                                                          893.5           865.5
    Accumulated other comprehensive loss                                                       (49.1)          (36.0)
                                                                                          ----------      ----------
                 Total shareholders' equity                                                    974.1           953.3
                                                                                          ----------      ----------
                     TOTAL                                                                $  4,427.3      $  1,942.3
                                                                                          ==========      ==========

Amounts shown are unaudited.

See accompanying notes to the financial statements.

                            THE LUBRIZOL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Six Month Period
                                                                               Ended June 30
                                                                           -----------------------
(In Millions of Dollars)                                                      2004           2003
------------------------                                                   ----------      -------
Cash provided from (used for):
Operating activities:
    Net income                                                             $     41.5      $  55.4
    Adjustments to reconcile net income to cash provided
       by operating activities:
           Depreciation and amortization                                         60.9         48.8
           Write-off of acquired in-process research and development             35.0
           Deferred income taxes                                                  1.2          1.3
           Restructuring charge                                                   1.6          3.3

           Change in current assets and liabilities:
              Receivables                                                       (77.0)       (26.6)
              Inventories                                                        (1.8)       (20.2)
              Accounts payable, accrued expenses and other
                 current liabilities                                             19.9        (18.8)
              Other current assets                                               (2.1)         1.2
           Other items - net                                                     17.0          0.1
                                                                           ----------      -------
                     Total operating activities                                  96.2         44.5
Investing activities:
    Capital expenditures                                                        (42.2)       (36.8)
    Acquisitions, net of cash acquired                                         (960.7)
    Other - net                                                                                0.3
                                                                           ----------      -------
                     Total investing activities                              (1,002.9)       (36.5)
Financing activities:
    Short-term borrowings(repayments)- net                                    1,800.1         (4.2)
    Long-term repayments                                                       (934.9)        (0.2)
    Long-term borrowings                                                         25.0
    Dividends paid                                                              (26.8)       (26.7)
    Stock options exercised                                                       5.5          2.1
                                                                           ----------      -------
                     Total financing activities                                 868.9        (29.0)
Effect of exchange rate changes on cash                                           6.4          4.5
                                                                           ----------      -------
Net decrease in cash and short-term
    investments                                                                 (31.4)       (16.5)
Cash and short-term investments at beginning of period                          258.7        266.4
                                                                           ----------      -------
Cash and short-term investments at end of period                           $    227.3      $ 249.9
                                                                           ==========      =======

Amounts shown are unaudited.

See accompanying notes to the financial statements.

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                  Amounts in millions (except per share data)
                                  June 30, 2004

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals unless otherwise noted) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

      The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2.    ACQUISITIONS

      On June 3, 2004, the company consummated its acquisition of Noveon International, Inc. (Noveon) for cash of $920.2 million plus transaction costs of $10.5 million less certain seller expenses of $32.9 million and less cash acquired of $103.0 million. In addition, the company assumed $1,103.1 million of long-term indebtedness from Noveon. Noveon had 2003 revenues of $1,135.9 million. Similar to Lubrizol, Noveon is a global producer and marketer of technologically advanced specialty materials and chemicals used in a broad range of consumer and industrial applications. Noveon's businesses include a number of industry-leading product franchises marketed under some of the industry's most recognized brand names. These global brands include Carbopol(R) acrylic thickeners for personal care, TempRite(R) chlorinated polyvinyl chloride resins and compounds, Estane(R) thermoplastic polyurethane and Hycar(R) reactive liquid polymers for engineering adhesives and water-borne acrylic emulsions for performance coatings. The acquisition of Noveon significantly expands the company's products and technologies for the global coatings and personal care markets.

      The acquisition and related costs were financed with the proceeds of a $2,450.0 million 364-day bridge credit facility (see Note 9). Shortly after the acquisition, the company repaid substantially all of the assumed long-term debt with proceeds of the temporary bridge loan. The temporary bridge loan is expected to be replaced with the proceeds of permanent financing to be obtained by the end of the third quarter of 2004 in the form of a term loan, debt securities and an equity issuance. At June 30, 2004, there was $1,797.0 million outstanding on the temporary bridge loan.

      The consolidated balance sheet of the company as of June 30, 2004 reflects the acquisition of Noveon under the purchase method of accounting. Various assets acquired and liabilities assumed, primarily working capital accounts, of Noveon have been recorded at estimated fair values as determined by the company's management based on the information currently available. Appraisals of long-lived assets and identifiable intangible assets, including an evaluation of in-process research and development projects, are currently underway and will be completed at various times within the next twelve months. In addition, the valuations of the company's projected pension and other post-employment benefit obligations are also in process and estimates have been reflected in the preliminary allocation of purchase price. Such amounts are subject to adjustment based on the completion of

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                  Amounts in millions (except per share data)
                                  June 30, 2004

      the valuations and appraisals. Accordingly, the preliminary purchase price allocation is subject to revision.

      The purchase price includes the estimated fair value of research and development projects totaling $35.0 million that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. As a result, this amount was immediately expensed in the consolidated statement of income in the second quarter of 2004. The inventory step-up to fair value totaled $24.2 million and the company expensed $4.9 million of the inventory step-up to cost of sales in the second quarter of 2004. The company estimates that $4.9 million of inventory step-up will be expensed to cost of sales in the third quarter of 2004. As the remaining step-up relates to inventories accounted for on the LIFO (last-in, first-out) method of accounting, the company does not anticipate that additional amounts of the step-up will be expensed through cost of sales in 2004.

      The following unaudited pro forma data summarizes the results of operations for the three-month and six-month periods ended June 30, 2004 and 2003 as if the Noveon acquisition had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisition. Adjustments to cost of sales for the inventory step-up charge, intangible asset amortization, interest expense and income taxes related to the acquisition are reflected in the pro forma data. In addition, the company has assumed the bridge loan used to finance the acquisition at the beginning of the period was replaced with long-term financing, consisting of both debt and equity, at the end of the fourth month of the six-month periods ended June 30, 2004 and 2003. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

                                 Three Month Period             Six Month Period
                                   Ended June 30                  Ended June 30
                              ------------------------      -------------------------
                                2004            2003           2004           2003
                              ---------      ---------      ---------      ----------
Total revenues                $   939.0      $   807.1      $ 1,837.9      $  1,596.4
                              =========      =========      =========      ==========
Income before cumulative
 effect of change in
 accounting principle         $     9.1      $     0.0      $    48.2      $     27.4
                              =========      =========      =========      ==========
Net income                    $     9.1      $     0.0      $    48.2      $     26.7
                              =========      =========      =========      ==========
Income per share before
 cumulative effect of
 change in accounting
 principle                    $    0.18      $    0.00      $    0.85      $     0.49
                              =========      =========      =========      ==========
Income per share before
 cumulative effect of
 change in accounting
 principle, diluted           $    0.17      $    0.00      $    0.85      $     0.48
                              =========      =========      =========      ==========
Net income per share          $    0.18      $    0.00      $    0.85      $     0.47
                              =========      =========      =========      ==========
Net income per share,
 diluted                      $    0.17      $    0.00      $    0.85      $     0.47
                              =========      =========      =========      ==========

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                   Amounts in millions (except per share data)
                                  June 30, 2004

      In January 2004, the company completed the acquisition of the coatings hyperdispersants business of Avecia for cash totaling $133.0 million. This additives business is headquartered in Blackley, United Kingdom, and develops, manufactures and markets high-value additives that are based on polymeric dispersion technology and used in coatings and inks. These products enrich and strengthen color while reducing production costs and solvent emissions, and are marketed under the brand names Solsperse(TM), Solplus(TM) and Solthix(TM). Historical annualized revenues of this business are approximately $50.0 million. The company is currently in the process of finalizing the allocation of the purchase price for the hyperdispersants business purchased from Avecia, so it is possible the amount of intangible asset amortization or the preliminary purchase price allocation may change.

      The fair value of assets acquired and liabilities assumed in 2004 acquisitions is as follows:

                                    Fair Value of Assets Acquired in 2004
                                 --------------------------------------------
                                   Noveon      Hyperdispersants      Total
                                 ----------    ----------------    ----------
Receivables                      $    186.1       $      8.0       $    194.1
Inventories                           179.8              9.9            189.7
Other current assets                   54.8              0.1             54.9
Property and equipment                664.5              5.4            669.9
Goodwill                              738.7             74.8            813.5
Intangible assets                     527.5             42.7            570.2
Other non-current assets               21.0                              21.0
                                 ----------       ----------       ----------
 Total Assets                       2,372.4            140.9          2,513.3

Accounts payable                      164.1              2.8            166.9
Accrued expenses                      107.7              0.1            107.8
Current and long-term
 debt                               1,103.1                           1,103.1
Noncurrent liabilities                202.7              5.0            207.7
                                 ----------       ----------       ----------
Total liabilities                   1,577.6              7.9          1,585.5
                                 ----------       ----------       ----------
Increase in net assets
 from acquisitions               $    794.8       $    133.0       $    927.8
                                 ==========       ==========       ==========

3.    SIGNIFICANT ACCOUNTING POLICIES

      GENERAL

      The accounting policies of Noveon are consistent, in general, with the accounting policies of the company. However, two more policies are being described due to their increased significance: acquired in-process research and development (IPR&D) and debt issuance costs.

      ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

      Costs to acquire IPR&D projects that have no alternative future use and that have not reached technological feasibility at the date of acquisition are expensed upon acquisition (see Note 2).

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                  Amounts in millions (except per share data)
                                  June 30, 2004

      DEBT ISSUANCE COSTS

      Costs incurred with the issuance of debt and credit facilities are capitalized and amortized over the life of the associated debt using the effective interest method of amortization. In June 2004, the company financed the Noveon acquisition with a bridge facility. Fees associated with the bridge facility were capitalized and are being amortized over the bridge financing period. A total of $11.2 million was incurred in bridge facility fees in June 2004 and these fees are being expensed ratably through September 2004 when a long-term financing arrangement is expected to be completed.

      NET INCOME PER SHARE

      Net income per share is computed by dividing net income by average common shares outstanding during the period, including contingently issuable shares. Net income per diluted share includes the dilutive effect resulting from outstanding stock options and stock awards.

      Per share amounts are computed as follows:

                                          Three-Month Period                Six-Month Period
                                            Ended June 30                     Ended June 30
                                      --------------------------        --------------------------
                                        2004             2003             2004              2003
                                      ---------        ---------        ---------        ---------
      Numerator:
       Net income                     $     3.9        $    29.4        $    41.5        $    55.4
                                      =========        =========        =========        =========
      Denominator:
       Weighted average common
        shares outstanding                 51.9             51.7             51.8             51.7
       Dilutive effect of stock
        options and awards                  0.3              0.2              0.3              0.1
                                      ---------        ---------        ---------        ---------
       Denominator for net income
        per share, diluted                 52.2             51.9             52.1             51.8
                                      =========        =========        =========        =========

      Net income per share            $    0.08        $    0.57        $    0.80        $    1.07
                                      =========        =========        =========        =========

      Net income per share, diluted   $    0.08        $    0.57        $    0.80        $    1.07
                                      =========        =========        =========        =========

      Weighted average shares issuable upon the exercise of stock options that were excluded from the diluted earnings per share calculations because they were antidilutive for the three-month and six-month periods ended June 30, 2004 were 1.7 million and 1.8 million, respectively, and for the three-month and six-month periods ended June 30, 2003 were 2.1 million and
      3.0 million, respectively.

\
                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                  Amounts in millions (except per share data)
                                  June 30, 2004

      STOCK-BASED COMPENSATION

      The company has elected the intrinsic value method to account for employee stock options. The following table shows the pro forma effect on net income per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), to stock-based employee compensation.

                                        Three-Month Period          Six-Month Period
                                          Ended June 30               Ended June 30
                                      --------     ---------     ---------     ---------
                                        2004         2003          2004           2003
                                      --------     ---------     ---------     ---------
Reported net income                   $    3.9     $    29.4     $    41.5     $    55.4
Plus: Stock-based employee
 compensation (net of tax)
 included in net income                    0.8           0.2           0.9           0.4
Less: Stock-based employee
 compensation (net of tax)
 using the fair value method              (1.4)         (1.4)         (2.4)         (2.8)
                                      --------     ---------     ---------     ---------
Pro forma net income                  $    3.3     $    28.2     $    40.0     $    53.0
                                      ========     =========     =========     =========

Reported net income per share         $   0.08     $    0.57     $    0.80     $    1.07
                                      ========     =========     =========     =========
Pro forma net income per share        $   0.06     $    0.55     $    0.77     $    1.03
                                      ========     =========     =========     =========
Reported net income per share,
 diluted                              $   0.08     $    0.57     $    0.80     $    1.07
                                      ========     =========     =========     =========
Pro forma net income per share,
 diluted                              $   0.06     $    0.54     $    0.77     $    1.02
                                      ========     =========     =========     =========

      MEDICARE PRESCRIPTION DRUG IMPROVEMENT AND MODERNIZATION ACT

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act was enacted, which introduced a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least actuarially equivalent to the Medicare benefit. In accordance with the Financial Accounting Standards Board (FASB) Staff Position (FSP) SFAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the company has elected to defer recognition of the effects of the new Medicare Act. The accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not reflect the provisions of the Act. The company estimates the annual cash flows from the federal subsidy to be in the range of $0.6 million to $0.8 million, beginning in 2006. The company has not yet determined the income statement effect.

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                  Amounts in millions (except per share data)
                                  June 30, 2004

4.    COMPREHENSIVE INCOME

      Total comprehensive income for the three-month and six-month periods ended June 30, 2004 and 2003 is comprised as follows:

                                        Three-Month Period          Six-Month Period
                                          Ended June 30              Ended June 30
                                      ---------------------       ---------------------
                                        2004         2003          2004          2003
                                      -------       -------       -------       -------
Net income                            $   3.9       $  29.4       $  41.5       $  55.4
Foreign currency translation
  adjustment                            (17.5)         18.7         (18.5)         19.6
Pension plan minimum liability                                        (.3)
Treasury rate locks                       8.0                         8.0
Unrealized gains (losses)
  natural gas hedges                                   (0.5)         (0.2)         (0.5)
Unrealized gains (losses)
  interest rate swaps                    (1.7)          0.3          (2.1)          0.6
                                      -------       -------       -------       -------
Total comprehensive income (loss)     $  (7.3)      $  47.9       $  28.4       $  75.1
                                      =======       =======       =======       =======

5.    SEGMENT REPORTING

      Beginning in the second quarter of 2004, the company reorganized as a result of the Noveon acquisition into two operating segments: lubricant additives and specialty chemicals. The lubricant additives segment, also referred to as Lubrizol Additives, comprises approximately 55% of the company's annualized consolidated revenues and is comprised of the company's previous businesses in fluid technologies for transportation, advanced fluid systems, emulsified products and the former industrial additives product group of fluid technologies for industry. The specialty chemicals segment, also referred to as the Noveon segment, comprises approximately 45% of the company's annualized consolidated revenues and is comprised of the businesses of the acquired Noveon International and the former performance chemicals group of fluid technologies for industry.

      Lubricant additives consists of three product lines: engine additives; specialty driveline and industrial additives; and services and equipment. Engine additives is comprised of additives for lubricating engine oils, such as for gasoline, diesel, marine and stationary gas engines and additive components, additives for fuel products and refinery and oil field chemicals and PuriNOx((TM)) low-emissions diesel fuel. In addition, this segment sells additive components and viscosity improvers within its lubricant and fuel additives product lines. Driveline and industrial additives is comprised of additives for driveline oils, such as automatic transmission fluids, gear oils and tractor lubricants and industrial additives, such as additives for hydraulic, grease and metalworking fluids, as well as compressor lubricants. Services and equipment is comprised of outsourcing strategies for supply chain and knowledge center management, fluid metering devices, particulate emission trap devices and FluiPak((TM)) sensor systems. The company's lubricant additives product lines are generally produced in shared manufacturing facilities and sold largely to a common customer base.

      The specialty chemicals segment consists of consumer specialties, specialty materials and performance coatings product lines. The consumer specialties product line is characterized by global production of acrylic thickeners, specialty monomers, film formers, fixatives, emollients, silicones, surfactants, botanicals, active pharmaceutical ingredients and intermediates, process chemicals, benzoate preservatives, fragrances, defoamers, synthetic food dyes and natural colorants. The company markets

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                  Amounts in millions (except per share data)
                                  June 30, 2004

      products in the consumer specialties product line to the following primary end-use industries: personal care, pharmaceuticals, textiles and food and beverage. The consumer specialties products are sold to customers worldwide and these customers include major manufacturers of cosmetics, personal care products, water soluble polymers, household products, soft drinks and food products. The specialty materials product line is characterized as the largest global supplier of chlorinated polyvinyl chloride (CPVC) resins and compounds and reactive liquid polymers (RLP), and as a leading North American producer of rubber and lubricant antioxidants and rubber accelerators. The specialty materials product line is also a leading producer of thermoplastic polyurethane (TPU) and cross-linked polyethylene compounds (PEX). The company markets products of specialty materials through the primary product categories of specialty plastics and polymer additives. Specialty materials products are sold to a diverse customer base comprised of major manufacturers in the construction, automotive, telecommunications, electronics, recreation and aerospace industries. The performance coatings product line includes high-performance polymers for specialty paper, printing and packaging, industrial and architectural specialty coatings and textile applications. The company markets the performance coatings products through the primary product categories of performance polymers and coatings and textile performance chemicals. Performance coatings products serve major companies in the specialty paper, printing and packaging, paint and coatings, and textile industries.

      The company primarily evaluates performance and allocates resources based on segment operating income, defined as revenues less expenses identifiable to the product lines included within each segment, as well as projected future returns. The company has reclassified certain administrative expenses that were previously deducted in arriving at segment operating income and are now classified as unallocated corporate expenses. Segment operating income will reconcile to consolidated income before tax by deducting the write-off of acquired IPR&D projects, restructuring charges, net interest expense, corporate expenses and corporate other income (expense) that are not directly attributable to the operating segments.

      The following table presents a summary of the company's segments for the three-month and six-month periods ended June 30, 2004 and 2003 based on the current reporting structure. Current year and prior year amounts have been restated to reflect the new reporting classifications of products between the two operating segments and the new definition of segment operating income.

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                  Amounts in millions (except per share data)
                                  June 30, 2004

                                         Three-Month Period             Six-Month Period
                                           Ended  June 30                Ended June 30
                                       ----------------------      --------------------------
                                         2004          2003           2004            2003
                                       --------      --------      ----------      ----------
Revenues from external
 customers:
 Lubricant additives                   $  522.1      $  453.3      $  1,013.3      $    903.2
 Specialty chemicals                      199.4          61.4           286.9           119.7
                                       --------      --------      ----------      ----------
  Total revenues                       $  721.5      $  514.7      $  1,300.2      $  1,022.9
                                       ========      ========      ==========      ==========

Segment operating income (loss):
 Lubricant additives                   $   72.8      $   58.6      $    135.5      $    114.2
 Specialty chemicals                       11.4            .6            16.4             1.4
                                       --------      --------      ----------      ----------
  Segment operating
   income                                  84.2          59.2           151.9           115.6

 Corporate expenses                       (12.3)        (10.1)          (21.6)          (20.4)
 Corporate other income
  (expense)                                (2.0)          2.1             1.8             3.3
 Write-off of acquired
  in-process research
  and development                         (35.0)                        (35.0)
 Restructuring charges                     (8.0)         (3.5)           (8.0)           (7.0)
 Interest expense - net                   (17.1)         (5.1)          (22.4)          (10.0)
                                       --------      --------      ----------      ----------
 Income before income taxes            $    9.8      $   42.6      $     66.7      $     81.5
                                       ========      ========      ==========      ==========

                                            As of                As of
                                        June 30, 2004       December 31, 2003
                                       ---------------      -----------------
Segment total assets:
 Lubricant additives                      $  1,460.8           $  1,168.1
 Specialty chemicals                         2,632.1                403.6
                                          ----------           ----------
  Total segment assets                       4,092.9              1,571.7

Corporate assets                               334.4                370.6
                                          ----------           ----------
Total consolidated assets                 $  4,427.3           $  1,942.3
                                          ==========           ==========

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                  Amounts in millions (except per share data)
                                  June 30, 2004

6.    GOODWILL AND INTANGIBLE ASSETS

      The major components of the company's identifiable intangible assets are technology, land use rights, non-compete agreements, distributor networks, trademarks, customer lists and patents. Excluding the non-amortized trademarks, which are indefinite and will not be amortized, the intangible assets are amortized over the lives of the agreements or other periods of value, which range between five and forty years. The following table shows the components of the company's identifiable intangible assets as of June 30, 2004 and December 31, 2003.

                                         As of June 30, 2004     As of December 31, 2003
                                     -------------------------   ------------------------
                                      Gross                       Gross
                                     Carrying     Accumulated    Carrying    Accumulated
                                      Amount      Amortization    Amount     Amortization
                                     --------     ------------   --------    ------------
Amortized intangible assets:
  Customer lists                     $  253.7       $   1.6
  Technology                            178.7          20.7       $  38.7       $  18.3
  Trademarks                             87.2           1.8           2.2           1.1
  Patents                                12.6           0.8           1.0           0.3
  Non-compete agreements                  9.4           2.8           6.9           2.0
  Land use rights                         7.1           0.7           7.1           0.6
  Distributor networks                    3.4           0.3           3.3           0.3
  Other                                  10.7           0.6          10.6           0.4
                                     --------       -------       -------       -------
   Total amortized
     intangible assets                  562.8          29.3          69.8          23.0

Non-amortized trademarks                 57.5                        15.6
                                     --------       -------       -------       -------
Total                                $  620.3       $  29.3       $  85.4       $  23.0
                                     ========       =======       =======       =======

      The fair value of intangible assets acquired in acquisitions during 2004 as of the acquisition date is shown below by major asset class. The intangible assets will be amortized over periods ranging from three to twenty years. The company is currently in the process of finalizing the allocation of the purchase price for the Noveon acquisition and the hyperdispersants business purchased from Avecia, so it is possible the amount of amortization or the purchase price allocation may change.

                                        Fair Value of Assets Acquired in 2004
                                      ----------------------------------------
                                       Noveon     Hyperdispersants      Total
                                      --------    ----------------    --------
Amortized intangible assets:
  Customer lists                      $  230.0        $   24.0        $  254.0
  Technology                             140.0                           140.0
  Trademarks                              85.0                            85.0
  Acquired in-process
    research and development              35.0                            35.0
  Patents                                                 11.6            11.6
  Non-compete agreements                   2.5                             2.5
  Other                                                    0.1             0.1
                                      --------        --------        --------
   Total amortized
     Intangible assets                   492.5            35.7           528.2

Non-amortized trademarks                  35.0             7.0            42.0
                                      --------        --------        --------
Total                                 $  527.5        $   42.7        $  570.2
                                      ========        ========        ========

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                  Amounts in millions (except per share data)
                                  June 30, 2004

      Based on current estimates of the fair value of intangible assets for recent acquisitions, annual intangible amortization expense for the next five years will approximate $25.4 million in 2004, $37.4 million in 2005, $37.0 million in 2006, $35.5 million in 2007 and $8.5 million in 2008.

      The carrying amount of goodwill by reporting segment is as follows:

                                            Lubricant        Specialty
                                            Additives        Chemicals         Total
                                            ---------        ---------       ----------
Balance, December 31, 2002                  $    95.8        $    72.6       $    168.4
  Goodwill acquired                                               36.2             36.2
  Translation and other adjustments               3.5              0.6              4.1
                                            ---------        ---------       ----------
Balance, December 31, 2003                       99.3            109.4            208.7


  Goodwill acquired                                              813.1            813.1
  Translation and other adjustments              (0.4)             1.2               .8
                                            ---------        ---------       ----------
Balance, June 30, 2004                      $    98.9        $   923.7       $  1,022.6
                                            =========        =========       ==========

7.    PENSION AND POSTRETIREMENT BENEFITS

      The components of net periodic pension cost and post-employment benefits costs consisted of the following:

                                        Three-Month Period          Six-Month Period
                                          Ended June 30              Ended June 30
                                       -------------------       ---------------------
                                        2004         2003         2004          2003
                                       ------       ------       -------       -------
Pension Benefits:
 Service cost - benefits earned
  during period                        $  5.2       $  3.6       $   8.7       $   7.2
 Interest cost on projected
  benefit obligation                      8.1          5.6          12.9          11.2
 Expected return on plan assets          (7.9)        (6.6)        (13.2)        (13.2)
 Amortization of prior service
  costs                                   0.6          0.8           1.0           1.6
 Amortization of initial net
  asset obligation                       (0.2)        (0.2)         (0.4)         (0.4)

 Settlements (gain) loss                               0.1                         0.2
 Recognized net actuarial
  (gain)loss                              1.5          0.2           1.8           0.4
                                       ------       ------       -------       -------
 Net periodic pension cost             $  7.3       $  3.5       $  10.8       $   7.0
                                       ======       ======       =======       =======

Other Benefits:
 Service cost - benefits earned
  during period                        $  0.7       $  0.5       $   1.3       $   1.0
 Interest cost on projected
  benefit obligation                      1.8          1.7           3.5           3.4
 Amortization of prior service
  costs                                  (1.5)        (1.4)         (3.1)         (2.8)
 Recognized net actuarial
  (gain)loss                              0.6          0.6           1.3           1.2
                                       ------       ------       -------       -------
 Net periodic benefit cost             $  1.6       $  1.4       $   3.0       $   2.8
                                       ======       ======       =======       =======

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                  Amounts in millions (except per share data)
                                  June 30, 2004

      Expected employer contributions for pension benefits in 2004 consist of $10.5 million to the United States qualified plans including Noveon, $2.5 million to the United States non-qualified plan and a range of $5.0 million to $6.0 million for the United Kingdom plan. The expected contribution to the non-qualified U.S. plan, which is unfunded, represents an actuarial estimate of future assumed payments based on historic retirement and payment patterns. Actual amounts to be paid could differ from this estimate. Cash payments to the U.K. plan were $1.7 million for the second quarter of 2004 and $2.5 million for the first six months of 2004. No cash payments were made to the U.S. plans in 2004.

      The company anticipates recording an estimated $6.0 million settlement charge for the U.S. pension plans in the third quarter of 2004 associated with workforce reductions announced in June 2004.

8.    RESTRUCTURING CHARGE

      In June 2004, the company recorded a restructuring charge of $8.0 million, or $0.10 per share, related to workforce reductions and asset impairments as a result of the Noveon acquisition. The reductions are estimated to result in annual pre-tax savings of approximately $16.0 million.

      The restructuring charge consisted of $6.4 million for workforce reductions and a write-off of $1.6 million of impaired assets related to PuriNOx(TM) technology. The company eliminated 95 positions, primarily at the company's Wickliffe, Ohio headquarters. These reductions are expected to be completed by the end of the third quarter in 2004. Cash expenditures through June 30, 2004 were $1.3 million, with a remaining accrued liability of $5.1 million at June 30, 2004 relating to employee severance costs.

      The second-half 2004 pre-tax restructuring charge will include an estimated $6.0 million non-cash pension benefit settlement charge and the remainder of the employee severance costs associated with the workforce reductions, approximating $3.0 million.

      At December 31, 2003, there was a liability recorded of $12.4 million, primarily related to the 2003 workforce reductions in the United States that occurred in November 2003. Cash expenditures were $0.4 million for the second quarter of 2004 and $11.8 million for the first six months of 2004. An accrued liability of $0.6 million remains at June 30, 2004.

      The following table shows the reconciliation of the June 30, 2004 liability.

                            Three-Month Period        Six-Month Period
                            Ended June 30, 2004      Ended June 30, 2004
                            -------------------      -------------------
Beginning balance                 $  1.0                   $  12.4
Restructuring charge                 8.0                       8.0
Less cash paid                      (1.7)                    (13.1)
Less asset impairments              (1.6)                     (1.6)
                                  ------                   -------
Balance, June 30, 2004            $  5.7                   $   5.7
                                  ======                   =======

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                  Amounts in millions (except per share data)
                                  June 30, 2004

9.    DEBT AND FINANCIAL INSTRUMENTS

                                                          As of               As of
                                                       June 30, 2004     December 31, 2003
                                                       -------------     -----------------
Short-term debt consists of:
  Short-term debt expected to be refinanced:
    Borrowings under bridge credit facilities           $  1,797.0
  Seller notes, at 13%                                       186.4
  Yen denominated, at weighted-average rates
    of .7% and .8%                                             4.6           $    2.8
  Current portion of long-term debt                            0.1                0.1
                                                        ----------           --------
Total                                                   $  1,988.1           $    2.9
                                                        ==========           ========

Long-term debt consists of:
  Borrowings under revolving credit
    facilities                                          $     75.0
  5.875% notes, due 2008, including remaining
    unamortized gain on termination of swaps
    of $12.1 and $13.4                                       212.1           $  213.4
  7.25% debentures, due 2025                                 100.0              100.0
  Debt supported by long-term banking
    arrangements:
   Commercial paper at a weighted-average
    rate of 1.1%                                                                 50.0
   Marine terminal refunding revenue bonds,
    at 1.3%, due 2018                                                            18.4
   Other                                                       5.2                5.0
                                                        ----------           --------
                                                             392.3              386.8
Less current portion                                           0.1                0.1
                                                        ----------           --------
Total                                                   $    392.2           $  386.7
                                                        ==========           ========

      Amounts due on total debt are $191.1 million in 2004, $1,797.1 million in 2005, $79.7 million in 2006, $0.1 million in 2007, $212.3 million in 2008 and $100.0 million thereafter. While the company intends to refinance the bridge loan in 2004, the bridge loan is not due and payable until May 2005.

      In May 2004, the company obtained a 364-day credit facility of $2,450.0 million for the purpose of bridge financing the Noveon acquisition (see
      Note 2). This credit facility enables the company to borrow at or below the U.S. prime rate. In June 2004, the company borrowed $1,797.0 million to finance the Noveon acquisition and repay a portion of the assumed Noveon debt. In addition, in July 2004, the company borrowed $175.0 million to repay the outstanding seller notes also assumed as part of the Noveon acquisition. The seller notes were classified as short-term debt as they were paid with proceeds of the bridge financing in July 2004. The company plans to replace the bridge credit facility with permanent financing in the near-term. The permanent financing is expected to include the issuance of approximately $425.0 million in new common equity, $1,100.0 million in unsecured public bonds, with the remainder being financed through bank loans.

      As of June 30, 2004, the company had a committed revolving credit facility of $350.0 million that expires on July 17, 2006. This facility permits the company to borrow at or below the United States prime rate. As of June 30, 2004, there were outstanding borrowings under these facilities of $75.0 million, the proceeds of which were used to fund the repayment of previously outstanding commercial paper and marine terminal bonds, and liabilities associated with the termination of various floating-to-fixed rate swaps. In

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                  Amounts in millions (except per share data)
                                  June 30, 2004

      addition, prior to the closing of the Noveon acquisition, the company obtained an amendment to this facility to revise the financial covenant restrictions until September 30, 2004. This facility also permits the company to refinance beyond one year $350.0 million of debt which by its terms is due within one year. As a result, the company had classified as long-term, at December 31, 2003, both the portion of commercial paper borrowings then expected to remain outstanding throughout the following year and the amount due under the marine terminal refunding revenue bonds, whose bondholders had the right to put the bonds back to the company.

      In January 2004, the company obtained a revolving credit facility of euro 50 million for the purpose of financing acquisitions. On June 30, 2004, the company repaid the outstanding euro 43.0 million borrowed under this facility in January 2004 to finance a portion of the hyperdispersants acquisition. The company cancelled this credit facility effective June 30, 2004.

      In May 2000, the company borrowed $18.4 million through the issuance of marine terminal refunding revenue bonds, the proceeds of which were used to repay previously issued marine terminal refunding revenue bonds. The bonds had a stated maturity of July 1, 2018; however, the company called the bonds, at par, effective June 1, 2004.

      In July 2002, the company terminated its interest rate swap agreements expiring December 2008, which converted fixed rate interest on $100.0 million of its 5.875% debentures to a variable rate. In terminating the swaps, the company received cash of $18.1 million, which is being amortized as a reduction of interest expense through December 1, 2008, the due date of the underlying debt. Gains and losses on terminations of interest rate swap agreements designated as fair value hedges are deferred as an adjustment to the carrying amount of the outstanding obligation and amortized as an adjustment to interest expense related to the obligation over the remaining term of the original contract life of the terminated swap agreement. In the event of early extinguishment of the outstanding obligation, any unamortized gain or loss from the swaps would be recognized in the consolidated statement of income at the time of such extinguishment. In 2002, the company recorded a $17.3 million unrealized gain, net of accrued interest, on the termination of the interest rate swaps as an increase in the underlying long-term debt. The remaining unrealized gain is $12.1 million and $13.4 million at June 30, 2004 and December 31, 2003, respectively.

      In June 2004, the company entered into interest rate swap agreements that effectively convert the interest on $200.0 million of outstanding 5.875% notes due 2008 to a variable rate of six-month LIBOR plus 111 basis points. These swaps are designated as fair value hedges of underlying fixed rate debt obligations and are recorded as an increase in noncurrent assets and long-term debt. These interest rate swaps qualify for the short-cut method for assessing hedge effectiveness per SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The change in fair value of the interest rate swaps at June 30, 2004 was $1.4 million.

      The company also has an interest rate swap agreement that expires in October 2006 that exchanges variable rate interest obligations on a notional principal amount of Japanese yen 500 million for a fixed rate of 2.0%. This interest rate swap is designated as a cash flow hedge.

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                  Amounts in millions (except per share data)
                                  June 30, 2004

      After the announcement of the Noveon acquisition, the company's long-term debt and commercial paper credit ratings were reduced. The credit rating change eliminated the company's access to the commercial paper market. As a result, in April 2004, the company terminated its interest rate swap agreements expiring in March 2005, which exchanged variable rate interest obligations on a notional principal amount of $50.0 million for a fixed rate of 7.6%. The termination of the swap agreements resulted in a $2.9 million pre-tax charge recognized in the second quarter 2004.

      In June 2004, the company entered into several Treasury rate lock agreements with an aggregate notional principal amount of $900.0 million, all maturing September 30, 2004, whereby the company has locked in Treasury rates relating to a portion of its anticipated $1,100.0 million public bond issuance. These rate locks are designated as cash flow hedges of the forecasted semi-annual interest payments associated with the expected debt issuance. Accordingly, the change in fair value of these contracts of $12.2 million ($8.0 million net of tax) was recorded in other comprehensive income at June 30, 2004.

10.   CONTINGENCIES

      The company has numerous purchase commitments for materials, supplies and energy in the ordinary course of business. The company has numerous sales commitments for product supply contracts in the ordinary course of business.

      GENERAL. There are pending or threatened claims, lawsuits and administrative proceedings against the company or its subsidiaries, all arising from the ordinary course of business with respect to commercial, product liability and environmental matters, which seek remedies or damages. The company believes that any liability that may finally be determined with respect to commercial and product liability claims should not have a material adverse effect on the company's consolidated financial position, results of operations or cash flows. From time to time, the company is also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

      ENVIRONMENTAL. The company and its subsidiaries are generators of both hazardous and non-hazardous wastes, the treatment, storage, transportation and disposal of which are regulated by various laws and governmental regulations. Although the company believes past operations were in substantial compliance with the then-applicable regulations, either the company or the predecessor company of Noveon, Performance Materials Segment of Goodrich, have been designated as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (EPA), or similar state agencies, in connection with several disposal sites. These laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, generally impose liability for costs to investigate and remediate contamination without regard to fault and under certain circumstances liability may be joint and several resulting in one responsible party being held responsible for the entire obligation. Liability may also include damages to natural resources.

      The company initiates corrective and/or preventive environmental projects to ensure environmental compliance and safe and lawful activities at its current operations. The company also conducts a compliance and management systems audit program.

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                  Amounts in millions (except per share data)
                                  June 30, 2004

      The company's environmental engineers and consultants review and monitor environmental issues at past and existing operating sites, as well as off-site disposal sites at which the company has been identified as a PRP. This process includes investigation and remedial action selection and implementation, as well as negotiations with other PRPs and governmental agencies. Our estimates of environmental liabilities are based on the results of this process.

      The company's environmental reserves totaled $30.6 million at June 30, 2004 and $9.8 million at December 31, 2003. Of these amounts, $3.7 million and $1.2 million were included in current liabilities at June 30, 2004 and December 31, 2003, respectively.

      The increase in the company's environmental reserves at June 30, 2004 compared with December 31, 2003, primarily was due to the Noveon acquisition. The company's June 30, 2004 balance sheet includes liabilities, measured on an undiscounted basis, of $19.4 million to cover future environmental expenditures either payable by Noveon or indemnifiable by Goodrich. Accordingly, the current portion of the environmental obligations of $1.2 million is recorded in accrued expenses and $1.4 million of the recovery due from Goodrich is recorded in accounts receivable. Non-current liabilities include $18.2 million and other non-current assets include $6.7 million reflecting the recovery due from Goodrich.

      Goodrich provided Noveon with an indemnity for various environmental liabilities. The company estimates Goodrich's share of such currently identified liabilities under the indemnity, which extends to 2011, to be about $8.1 million. In addition to Goodrich's indemnity, several other indemnities from third parties such as past owners relate to specific environmental liabilities. Goodrich and other third party indemnitors are currently indemnifying Noveon for several environmental remediation projects. Goodrich's share of all of these liabilities may increase to the extent such third parties fail to honor their indemnity obligations through 2011.

      The company believes that its environmental accruals are adequate based on currently available information. The company believes that it is reasonably possible that additional costs may be incurred beyond the amounts accrued as a result of new information, newly discovered conditions or a change in the law. Additionally, as the indemnification from Goodrich extends through 2011, changes in assumptions regarding when costs will be incurred may result in additional expenses to the company. However, the additional costs, if any, cannot currently be estimated.

11.   GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION

      The repayment of the debt securities is expected to be unconditionally guaranteed on a joint and several basis by the company and its direct and indirect, 100 percent-owned, domestic subsidiaries. The following supplemental consolidating condensed financial information presents the balance sheets of the company as of June 30, 2004 and December 31, 2003 and its statements of income for the three-month and six-month periods ended June 30, 2004 and 2003 and its statements of cash flows for the six-month periods ended June 30, 2004 and 2003.

                            THE LUBRIZOL CORPORATION
                    Notes to Consolidated Finance Statements
                   Amounts in millions (except per share data)
                                  June 30, 2004

                                                      Condensed Consolidating Statement of Income
                                                         Three-Month Period Ended June 30, 2004
                                        --------------------------------------------------------------------------
                                        Parent         Subsidiary        Other                           Total
                                        Company        Guarantors     Subsidiaries    Eliminations    Consolidated
                                        --------       ----------     ------------    ------------    ------------
Net sales                               $  319.0        $  135.8        $  368.7        $ (103.3)       $  720.2
Royalties and other revenues                 0.9             0.4                                             1.3
                                        --------        --------        --------        --------        --------
Total revenues                             319.9           136.2           368.7          (103.3)          721.5
                                        --------        --------        --------        --------        --------

Cost of sales                              234.9           108.7           289.2          (103.3)          529.5
Selling and administrative
  expenses                                  40.2            10.8            19.2                            70.2
Research, testing and
  development expenses                      27.7             5.6            12.2                            45.5
Amortization of intangible
  assets                                     0.5             3.0             1.0                             4.5
Write-off of acquired in-process
  research and development                                  35.0                                            35.0
Restructuring charge                         5.7             0.6             1.7                             8.0
                                        --------        --------        --------        --------        --------
Total cost and expenses                    309.0           163.7           323.3          (103.3)          692.7

Other income (expense) - net                 7.0             3.7           (11.7)           (0.9)           (1.9)
Interest income (expense) - net            (14.0)           (3.3)            0.2                           (17.1)
Equity in income of subsidiaries             1.4             6.8                            (8.2)
                                        --------        --------        --------        --------        --------
Income (loss) before income taxes            5.3           (20.3)           33.9            (9.1)            9.8
Provision for (benefit from)
  income taxes                               1.5            (3.8)            8.2                             5.9
                                        --------        --------        --------        --------        --------
Net income (loss)                       $    3.8        $  (16.5)       $   25.7        $   (9.1)       $    3.9
                                        ========        ========        ========        ========        ========

                            THE LUBRIZOL CORPORATION
                    Notes to Consolidated Finance Statements
                   Amounts in millions (except per share data)
                                  June 30, 2004

                                                                Condensed Consolidating Statement of Income
                                                                    Six-Month Period Ended June 30, 2004
                                          ------------------------------------------------------------------------------------
                                            Parent             Subsidiary          Other                              Total
                                           Company             Guarantors       Subsidiaries      Eliminations     Consolidated
                                          ----------           ----------       ------------      ------------     ------------
Net sales                                 $    615.8           $    198.4        $    682.1        $   (198.2)      $  1,298.1
Royalties and other revenues                     1.6                  0.4               0.1                                2.1
                                          ----------           ----------        ----------        ----------       ----------
Total revenues                                 617.4                198.8             682.2            (198.2)         1,300.2
                                          ----------           ----------        ----------        ----------       ----------

Cost of sales                                  452.4                156.5             545.1            (198.2)           955.8
Selling and administrative
  expenses                                      72.8                 16.6              32.6                              122.0
Research, testing and
  development expenses                          55.2                  7.1              24.0                               86.3
Amortization of intangible
  assets                                         1.5                  3.6               1.3                                6.4
Write-off of acquired in-process
  research and development                                           35.0                                                 35.0
Restructuring charge                             5.7                  0.6               1.7                                8.0
                                          ----------           ----------        ----------        ----------       ----------
Total cost and expenses                        587.6                219.4             604.7            (198.2)         1,213.5

Other income (expense) - net                    19.9                  6.8             (23.0)             (1.3)             2.4
Interest income (expense) - net                (19.6)                (3.3)              0.5                              (22.4)
Equity in income of subsidiaries                21.4                  8.4                               (29.8)
                                          ----------           ----------        ----------        ----------       ----------
Income (loss) before income taxes               51.5                 (8.7)             55.0             (31.1)            66.7
Provision for (benefit from)
  income taxes                                  10.0                 (0.2)             15.4                               25.2
                                          ----------           ----------        ----------        ----------       ----------
Net income (loss)                         $     41.5           $     (8.5)       $     39.6        $    (31.1)      $     41.5
                                          ==========           ==========        ==========        ==========       ==========

                            THE LUBRIZOL CORPORATION
                    Notes to Consolidated Finance Statements
                   Amounts in millions (except per share data)
                                  June 30, 2004

                                                          Condensed Consolidating Statement of Income
                                                             Three-Month Period Ended June 30, 2003
                                        -----------------------------------------------------------------------------
                                          Parent         Subsidiary        Other                            Total
                                          Company        Guarantors     Subsidiaries     Eliminations    Consolidated
                                        ----------       ----------     ------------     ------------    ------------
Net sales                               $    277.4       $     49.7      $    279.0       $    (91.8)     $    514.3
Royalties and other revenues                   0.7              0.1            (0.4)                             0.4
                                        ----------       ----------      ----------       ----------      ----------
Total revenues                               278.1             49.8           278.6            (91.8)          514.7
                                        ----------       ----------      ----------       ----------      ----------

Cost of sales                                198.4             41.3           222.8            (89.9)          372.6
Selling and administrative
  expenses                                    33.9              5.4            10.9                             50.2
Research, testing and
  development expenses                        28.7              1.6            10.3                             40.6
Amortization of intangible
  assets                                       0.7              0.4             0.1                              1.2
Restructuring charge                                                            3.5                              3.5
                                        ----------       ----------      ----------       ----------      ----------
Total cost and expenses                      261.7             48.7           247.6            (89.9)          468.1

Other income (expense) - net                   4.6              6.1            (9.8)             0.2             1.1
Interest income (expense) - net               (5.4)                             0.3                             (5.1)
Equity in income of subsidiaries              19.7              3.4                            (23.1)
                                        ----------       ----------      ----------       ----------      ----------
Income before income taxes                    35.3             10.6            21.5            (24.8)           42.6
Provision for income taxes                     4.7              2.6             6.5             (0.6)           13.2
                                        ----------       ----------      ----------       ----------      ----------
Net income                              $     30.6       $      8.0      $     15.0       $    (24.2)     $     29.4
                                        ==========       ==========      ==========       ==========      ==========

                            THE LUBRIZOL CORPORATION
                    Notes to Consolidated Finance Statements
                   Amounts in millions (except per share data)
                                  June 30, 2004

                                                            Condensed Consolidating Statement of Income
                                                               Six-Month Period Ended June 30, 2003
                                        ------------------------------------------------------------------------------
                                          Parent        Subsidiary         Other                             Total
                                          Company       Guarantors      Subsidiaries    Eliminations      Consolidated
                                        ----------      ----------      ------------    ------------      ------------
Net sales                               $    534.5      $     97.0       $    557.4      $   (167.6)       $  1,021.3
Royalties and other revenues                   1.4             0.2                                                1.6
                                        ----------      ----------       ----------      ----------        ----------
Total revenues                               535.9            97.2            557.4          (167.6)          1,022.9
                                        ----------      ----------       ----------      ----------        ----------

Cost of sales                                388.8            77.5            443.2          (168.6)            740.9
Selling and administrative
  expenses                                    68.2            11.0             21.8                             101.0
Research, testing and
  development expenses                        57.5             3.0             21.7                              82.2
Amortization of intangible
  assets                                       1.4             0.8              0.1                               2.3
Restructuring charge                                                            7.0                               7.0
                                        ----------      ----------       ----------      ----------        ----------
Total cost and expenses                      515.9            92.3            493.8          (168.6)            933.4

Other income (expense) - net                   9.5             9.6            (16.6)           (0.5)              2.0
Interest income (expense) - net              (10.8)                             0.8                             (10.0)
Equity in income of subsidiaries              41.3             5.2                            (46.5)
                                        ----------      ----------       ----------      ----------        ----------
Income before income taxes                    60.0            19.7             47.8           (46.0)             81.5
Provision for income taxes                     5.3             5.0             15.4             0.4              26.1
                                        ----------      ----------       ----------      ----------        ----------
Net income                              $     54.7      $     14.7       $     32.4      $    (46.4)       $     55.4
                                        ==========      ==========       ==========      ==========        ==========

                            THE LUBRIZOL CORPORATION
                    Notes to Consolidated Finance Statements
                   Amounts in millions (except per share data)
                                  June 30, 2004

                                                                    Condensed Consolidating Balance Sheet
                                                                                June 30, 2004
                                                 -------------------------------------------------------------------------
                                                   Parent         Subsidiary      Other                           Total
                                                   Company        Guarantors   Subsidiaries    Eliminations    Consolidated
                                                 ----------       ----------   ------------    ------------    ------------
ASSETS
Cash and short-term investments                  $     34.4       $      6.2    $    186.7                      $    227.3
Receivables                                           138.1            146.3         305.3                           589.7
Inventories                                            84.8            162.5         283.2      $    (28.8)          501.7
Other current assets                                   31.2             51.1          10.6             9.1           102.0
                                                 ----------       ----------    ----------      ----------      ----------
Total current assets                                  288.5            366.1         785.8           (19.7)        1,420.7
                                                 ----------       ----------    ----------      ----------      ----------
Property and equipment-at cost                      1,180.5            548.2         926.6                         2,655.3
Less accumulated depreciation                         777.4             21.2         508.1                         1,306.7
                                                 ----------       ----------    ----------      ----------      ----------
Property and equipment - net                          403.1            527.0         418.5                         1,348.6
                                                 ----------       ----------    ----------      ----------      ----------
Goodwill                                               26.6            683.0         313.0                         1,022.6
Intangible assets - net                                12.1            466.3         112.6                           591.0
Investments in subsidiaries
  and intercompany balances                         2,753.1            911.7        (148.2)       (3,516.6)
Investments in non-consolidated
  companies                                             5.4              1.7                                           7.1
Other assets                                           14.5              9.4          13.4                            37.3
                                                 ----------       ----------    ----------      ----------      ----------
TOTAL                                            $  3,503.3       $  2,965.2    $  1,495.1      $ (3,536.3)     $  4,427.3
                                                 ==========       ==========    ==========      ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt and current
  portion of long-term debt                      $  1,797.1       $    186.2    $      4.8                      $  1,988.1
Accounts payable                                       66.4             54.9         114.8                           236.1
Accrued expenses and other
  current liabilities                                  99.4            155.9          64.7                           320.0
                                                 ----------       ----------    ----------      ----------      ----------
Total current liabilities                           1,962.9            397.0         184.3                         2,544.2
                                                 ----------       ----------    ----------      ----------      ----------
Long-term debt                                        387.0                            5.2                           392.2
Postretirement health care
  obligations                                          93.5              3.8           5.7                           103.0
Noncurrent liabilities                                 45.4             59.4          72.6                           177.4
Deferred income taxes                                  20.8            117.9          45.6                           184.3
                                                 ----------       ----------    ----------      ----------      ----------
Total liabilities                                   2,509.6            578.1         313.4                         3,401.1
                                                 ----------       ----------    ----------      ----------      ----------

Minority interest in
  consolidated companies                                                                        $     52.1            52.1

Total shareholders' equity
 (deficiency)                                         993.7          2,387.1       1,181.7        (3,588.4)          974.1
                                                 ----------       ----------    ----------      ----------      ----------
               TOTAL                             $  3,503.3       $  2,965.2    $  1,495.1      $ (3,536.3)     $  4,427.3
                                                 ==========       ==========    ==========      ==========      ==========

                            THE LUBRIZOL CORPORATION
                    Notes to Consolidated Finance Statements
                   Amounts in millions (except per share data)
                                  June 30, 2004

                                                                Condensed Consolidating Balance Sheet
                                                                          December 31, 2003
                                             ------------------------------------------------------------------------------
                                               Parent         Subsidiary         Other                            Total
                                               Company        Guarantors     Subsidiaries    Eliminations      Consolidated
                                             ----------       ----------     ------------    ------------      ------------
ASSETS
Cash and short-term investments              $     56.3       $     (1.0)     $    203.4                        $    258.7
Receivables                                       100.9             39.2           184.5                             324.6
Inventories                                        76.8             44.3           216.6      $    (25.8)            311.9
Other current assets                               26.4              0.7             6.6             9.0              42.7
                                             ----------       ----------      ----------      ----------        ----------
Total current assets                              260.4             83.2           611.1           (16.8)            937.9
                                             ----------       ----------      ----------      ----------        ----------
Property and equipment-at cost                  1,156.7             71.5           732.3                           1,960.5
Less accumulated depreciation                     757.1             14.2           499.2                           1,270.5
                                             ----------       ----------      ----------      ----------        ----------
Property and equipment - net                      399.6             57.3           233.1                             690.0
                                             ----------       ----------      ----------      ----------        ----------
Goodwill                                           24.9            124.8            59.0                             208.7
Intangible assets - net                            12.2             32.8            17.4                              62.4
Investments in subsidiaries
  and intercompany balances                       934.2            811.0           (96.9)       (1,648.3)
Investments in non-consolidated
  companies                                         5.6              0.7                                               6.3
Other assets                                       20.5              3.4            13.1                              37.0
                                             ----------       ----------      ----------      ----------        ----------
TOTAL                                        $  1,657.4       $  1,113.2      $    836.8      $ (1,665.1)       $  1,942.3
                                             ==========       ==========      ==========      ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt and current
  portion of long-term debt                                                   $      2.9                        $      2.9
Accounts payable                                   64.0             17.4            61.7                             143.1
Accrued expenses and other
  current liabilities                              79.9             20.7            52.9                             153.5
                                             ----------       ----------      ----------      ----------        ----------
Total current liabilities                         143.9             38.1           117.5                             299.5
                                             ----------       ----------      ----------      ----------        ----------
Long-term debt                                    381.8                              4.9                             386.7
Postretirement health care
  obligations                                      92.9                              5.5                              98.4
Noncurrent liabilities                             44.7                             55.6                             100.3
Deferred income taxes                              24.0              6.9            21.9                              52.8
                                             ----------       ----------      ----------      ----------        ----------
Total liabilities                                 687.3             45.0           205.4                             937.7
                                             ----------       ----------      ----------      ----------        ----------

Minority interest in
  consolidated companies                                                                      $     51.3              51.3

Total shareholders' equity
 (deficiency)                                     970.1          1,068.2           631.4        (1,716.4)            953.3
                                             ----------       ----------      ----------      ----------        ----------
               TOTAL                         $  1,657.4       $  1,113.2      $    836.8      $ (1,665.1)       $  1,942.3
                                             ==========       ==========      ==========      ==========        ==========

                            THE LUBRIZOL CORPORATION
                    Notes to Consolidated Finance Statements
                   Amounts in millions (except per share data)
                                  June 30, 2004

                                                             Condensed Consolidating Statement of Cash Flows
                                                                  Six-Month Period Ended June 30, 2004
                                       --------------------------------------------------------------------------------------
                                         Parent            Subsidiary           Other                                Total
                                         Company           Guarantors        Subsidiaries       Eliminations     Consolidated
                                       ----------          ----------        ------------       ------------     ------------
CASH PROVIDED FROM (USED FOR):
OPERATING ACTIVITIES:
Net income                             $     41.5          $     (8.5)         $   39.6          $    (31.1)      $     41.5
Adjustments to reconcile net
  income to cash provided
  (used) by operating activities             13.2               (26.5)             36.9                31.1             54.7
                                       ----------          ----------          --------          ----------       ----------
Total operating activities                   54.7               (35.0)             76.5                                 96.2

INVESTING ACTIVITIES:
Capital expenditures                        (23.8)               (6.2)            (12.2)                               (42.2)
Acquisitions and investments
  in nonconsolidated companies              (20.3)             (827.7)           (112.7)                              (960.7)
Other - net                                  (0.1)                                  0.1
                                       ----------          ----------          --------          ----------       ----------
Total investing activities                  (44.2)             (833.9)           (124.8)                            (1,002.9)

FINANCING ACTIVITIES:
Short-term repayment                      1,797.0                 9.8              (6.7)                             1,800.1
Long-term repayment                         (18.4)             (908.5)             (8.0)                              (934.9)
Long-term borrowing                          25.0                                                                       25.0
Dividends paid                              (26.8)                                                                     (26.8)
Changes in intercompany
  activities                             (1,821.0)            1,774.6              46.4
Common shares issued upon
 exercise of stock options                    5.5                                                                        5.5
                                       ----------          ----------          --------          ----------       ----------
Total financing activities                  (38.7)              875.9              31.7                                868.9
Effect of exchange rate
  changes on cash                             6.4                 0.2              (0.2)                                 6.4
                                       ----------          ----------          --------          ----------       ----------
Net decrease in cash and
  short-term investments                    (21.8)                7.2             (16.8)                               (31.4)
Cash and short-term investments
  at the beginning of period                 56.2                (1.0)            203.5                                258.7
                                       ----------          ----------          --------          ----------       ----------
Cash and short-term investments
  at the end of period                 $     34.4          $      6.2          $  186.7                           $    227.3
                                       ==========          ==========          ========          ==========       ==========

                            THE LUBRIZOL CORPORATION
                    Notes to Consolidated Finance Statements
                   Amounts in millions (except per share data)
                                  June 30, 2004

                                                        Condensed Consolidating Statement of Cash Flows
                                                             Six-Month Period Ended June 30, 2003
                                         -------------------------------------------------------------------------
                                         Parent         Subsidiary        Other                          Total
                                         Company        Guarantors     Subsidiaries    Eliminations   Consolidated
                                         --------       ----------     ------------    ------------   ------------
CASH PROVIDED FROM (USED FOR):
OPERATING ACTIVITIES:
Net income                               $   54.7        $   14.7        $   32.4        $  (46.4)      $   55.4
                                         --------        --------        --------        --------       --------
Adjustments to reconcile net
  income to cash provided
  (used) by operating activities            (41.3)          101.3          (117.3)           46.4          (10.9)
                                         --------        --------        --------        --------       --------
Total operating activities                   13.4           116.0           (84.9)                          44.5

INVESTING ACTIVITIES:
Capital expenditures                        (19.1)           (5.3)          (12.4)                         (36.8)
Other - net                                   0.7            (0.4)                                           0.3
                                         --------        --------        --------        --------       --------
Total investing activities                  (18.4)           (5.7)          (12.4)                         (36.5)

FINANCING ACTIVITIES:
Short-term repayment                                         (0.2)           (4.0)                          (4.2)
Long-term repayment                                                          (0.2)                          (0.2)
Dividends paid                              (26.7)                                                         (26.7)
Changes in intercompany
  activities                                (15.9)         (109.3)          125.2
Common shares issued upon
  exercise of stock options                   2.1                                                            2.1
                                         --------        --------        --------        --------       --------
Total financing activities                  (40.5)         (109.5)          121.0                          (29.0)

Effect of exchange rate
  changes on cash                                             0.3             4.2                            4.5
                                         --------        --------        --------        --------       --------
Net decrease in cash and
  short-term investments                    (45.5)            1.1            27.9                          (16.5)
Cash and short-term investments
  at the beginning of period                116.5            (1.9)          151.8                          266.4
                                         --------        --------        --------        --------       --------
Cash and short-term investments
  at the end of period                   $   71.0        $   (0.8)       $  179.7                       $  249.9
                                         ========        ========        ========        ========       ========

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

OVERVIEW

We are a leading global producer and marketer of technologically advanced chemicals and specialty materials for the transportation, consumer and industrial markets. Our business is founded on technological leadership and innovation that provides opportunities for us in growth markets and advantages over our competitors. From a base of approximately 3,000 patents, we use our product development and formulation expertise to sustain our leading market positions and fuel our future growth. We create additives, ingredients, resins and compounds that enhance the performance, quality and value of our customers' products. Our products are used in a broad range of applications, and are sold into stable markets such as those for engine oils, specialty driveline lubricants and metalworking fluids, as well as higher growth markets such as personal care and pharmaceutical products and performance coatings and inks. Our specialty materials products are also used in a variety of industries, including the telecommunications, construction, footwear and automotive industries. We are an industry leader in the majority of our businesses.

On June 3, 2004, we completed the acquisition of Noveon International, Inc. (Noveon), a leading global producer and marketer of technologically advanced specialty materials and chemicals used in the industrial and consumer markets. With the acquisition of Noveon, we have accelerated our program to attain a substantial presence in the personal care and coatings markets by adding a number of higher growth, industry-leading products under highly recognizable brand names, including Carbopol(R) and Hycar(R), to our already strong portfolio of lubricant and fuel additives, and consumer products. Additionally, Noveon has a number of industry-leading and strong, cash flow-generating specialty materials businesses, including TempRite(R) CPVC and Estane(R) TPU.

Noveon was acquired for cash of $920.2 million plus transaction costs of $10.5 million less certain seller expenses of $32.9 million and less cash acquired of $103.0 million. In addition, we assumed $1,103.1 million of long-term indebtedness from Noveon. Noveon had 2003 revenues of $1,135.9 million.

The acquisition and related costs were financed with the proceeds of a $2,450.0 million 364-day bridge credit facility. Shortly after the acquisition, we repaid substantially all of the assumed long-term debt with proceeds of the temporary bridge loan. We expect the temporary bridge loan will be replaced with the proceeds of the permanent financing that we will obtain by the end of the third quarter in the form of a term loan, debt securities and an equity issuance. At June 30, 2004, there was $1,797.0 million outstanding on the temporary bridge loan.

Our consolidated balance sheet as of June 30, 2004 reflects the acquisition of Noveon under the purchase method of accounting. We recorded various assets acquired and liabilities assumed, primarily working capital accounts, of Noveon at their estimated fair values that we determined based on the information currently available. Appraisals of long-lived assets and identifiable intangible assets, including an evaluation of in-process research and development (IPR&D) projects, are currently underway and will be completed at various times within the next twelve months. In addition, we are valuing the projected pension and other post-employment benefit obligations and we have reflected estimates of these in the preliminary allocation of purchase price. These amounts are subject to adjustment based on the completion of the valuations and appraisals. Accordingly, the preliminary purchase price allocation is subject to revision.

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The purchase price includes the estimated fair value of research and development projects of $35.0 million that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. As a result, we immediately expensed this amount in the second quarter of 2004. The inventory step-up to fair value totaled $24.2 million. We expensed $4.9 million of the inventory step-up to cost of sales in the second quarter and we estimate that $4.9 million of inventory step-up will be expensed to cost of sales in the third quarter of 2004. As the remaining step-up relates to inventories on the LIFO (last-in, first-out) method of accounting, we do not anticipate that additional amounts of the step-up will be expensed through cost of sales in 2004.

RESULTS OF OPERATIONS

Our revenues increased in the second quarter of 2004 as compared with the second quarter of 2003, primarily due to acquisitions. Excluding acquisitions, revenues increased primarily due to higher ongoing shipment volume and favorable currency. The increased revenues partially were offset by higher raw material costs, manufacturing expenses and selling and administrative expenses. The 2004 second quarter also included significant purchase accounting charges associated with the acquisition of Noveon and incremental acquisition-related financing costs. Primarily as a result of these factors, net income decreased 87% in the second quarter of 2004, compared with the same period in 2003.

As a result of the June 3, 2004 acquisition of Noveon, we reorganized into two operating and reporting segments: lubricant additives and specialty chemicals. Lubricant additives comprised approximately 78% our consolidated revenues and 89% of our segment operating income for the first six months of 2004. See Note 5 to the financial statements and the "Segment Analysis" section for further financial disclosures by reporting segment.

ANALYSIS OF REVENUES

                                                                                                       Excluding
                                                                                                     Acquisitions
                                                                                                 -------------------
                                                                        $              %            $            %
(Millions of Dollars)                 2004             2003          Change          Change      Change       Change
---------------------               ---------        --------        -------         ------      -------      ------
SECOND QUARTER:
 Net sales                          $   720.2        $  514.3        $ 205.9           40%       $  74.5        14%
 Royalties and other
  revenues                                1.3             0.4            0.9          239%           1.0       232%
                                    ---------        --------        -------                     -------
 Total revenues                     $   721.5        $  514.7        $ 206.8           40%       $  75.5        15%
                                    =========        ========        =======                     =======

YEAR-TO-DATE:
 Net sales                          $ 1,298.1        $1,021.3        $ 276.8           27%       $ 126.6        12%
 Royalties and other
  revenues                                2.1             1.6            0.5           33%           0.5        31%
                                    ---------        --------        -------                     -------
 Total revenues                     $ 1,300.2        $1,022.9        $ 277.3           27%       $ 127.1        12%
                                    =========        ========        =======                     =======

Consolidated revenues increased 40% in the second quarter of 2004 and 27% in the first six months of 2004 compared to the same periods in 2003, primarily due to acquisitions and higher ongoing shipment volume. Acquisitions in 2004 included Noveon International and the hyperdispersants business purchased from Avecia. Acquisitions in 2003 included the personal care specialty ingredients business purchased from Amerchol Corporation, a subsidiary of The Dow Chemical Company, and the silicone product lines purchased from BASF. The Noveon acquisition contributed $109.9 million towards the increase in revenues in both the second quarter of 2004 and the first six months of 2004 compared with the same periods in 2003.

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Excluding acquisitions, ongoing shipment volume increased 11% in the second quarter and 7% in the first six months of 2004 compared to the same periods in 2003. Sequentially, excluding acquisitions, consolidated second quarter 2004 shipment volume was 6% higher than the first quarter of 2004.

The following table shows our shipment volume by geographic zone in the second quarter and the first half of 2004.

                               2nd QTR     YTD
                                2004       2004
                               Volume     Volume
                               ------     ------
North America                     48%        47%
Europe                            27%        27%
Asia-Pacific / Middle East        20%        20%
Latin America                      5%         6%
                                ----       ----
Total                            100%       100%
                                ====       ====

Shipment volume patterns vary in different geographic zones. The following table shows the changes in shipment volume by geographic zone in the second quarter and the first six months of 2004, compared with the corresponding periods in 2003.

                                                     Excluding
                                                    Acquisitions
                                                    -------------
                                  2004 vs. 2003     2004 vs. 2003
                                    % Change          % Change
                                  -------------     ------------
SECOND QUARTER:
  North America                       30%                8%
  Europe                              22%               12%
  Asia-Pacific/Middle East            30%               23%
  Latin America                        4%                0%
  Total                               26%               11%

YEAR-TO-DATE:
  North America                       18%                6%
  Europe                               9%                4%
  Asia-Pacific/Middle East            20%               16%
  Latin America                        1%               (1%)
  Total                               15%                7%

Segment shipment volume variances by geographic zone as well as the factors explaining the changes in segment revenues for the second quarter of 2004 and the first six months of 2004 compared with the respective periods of 2003 are contained under the "Segment Analysis" section below.

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

ANALYSIS OF COSTS AND EXPENSES

                                                                                               Excluding
                                                                                             Acquisitions
                                                                                     --------------------------
                                                           $                %           $                 %
(Millions of Dollars)         2004          2003         Change           Change      Change            Change
----------------------      --------      --------      --------         --------    --------          --------
SECOND QUARTER:
 Cost of sales              $  529.5      $  372.6      $  156.9            42%      $   57.9             16%
 Selling and
  administrative
  expenses                      70.2          50.2          20.0            40%           6.5             13%
 Research, testing and
  development expenses          45.5          40.6           4.9            12%          (0.4)            (1%)
 Amortization of
  intangible assets              4.5           1.2           3.3             *            0.0              *
 Write-off of acquired
  in-process research
  and development               35.0                        35.0             *            0.0              *
 Restructuring charge            8.0           3.5           4.5             *            0.0              *
                            --------      --------      --------                      --------
 Total costs and
  expenses                  $  692.7      $  468.1      $  224.6            48%      $   64.0             14%
                            ========      ========      ========                     ========

YEAR-TO-DATE:
 Cost of sales              $  955.8      $  740.9      $  214.9            29%      $  103.8             14%
 Selling and
  administrative
  expenses                     122.0         101.0          21.0            21%           6.0              6%
 Research, testing and
  development expenses          86.3          82.2           4.1             5%          (2.0)            (2%)
 Amortization of
  intangible assets              6.4           2.3           4.1             *            0.5              *
 Write-off of acquired
  in-process research
  and development               35.0                        35.0             *            0.0              *
 Restructuring charge            8.0           7.0           1.0             *            0.0              *
                            --------      --------      --------                     --------
 Total costs and
  expenses                  $1,213.5      $  933.4      $  280.1            30%      $  108.3             12%
                            ========      ========      ========                     ========

* Calculation not meaningful

Cost of sales increased 42% in the second quarter of 2004 and 29% in the first six months of 2004 compared with the same periods in 2003, due to acquisitions, higher average raw material cost and higher manufacturing expenses. Excluding acquisitions, average raw material cost increased 8% in both the second quarter and the first six months of 2004 compared with the same periods in 2003, primarily due to an increase in the combination of raw material prices and product mix along with unfavorable currency effects. Material cost included purchase adjustments associated with the increased valuation of inventory of $5.8 million in the second quarter of 2004 and $6.7 million in the first six months of 2004 for the Noveon and hyperdispersants acquisitions. The Noveon purchase adjustment for the increased valuation of inventory was $4.9 million, or $0.06 per share, in the second quarter of 2004. Looking forward, we expect continued upward pressure on raw material prices.

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Total manufacturing expenses, which are included in cost of sales, increased 32% in the second quarter of 2004 and 24% in the first six months of 2004 compared with the same periods in 2003, primarily due to acquisitions. Excluding acquisitions, total manufacturing expenses increased 6% in the second quarter of 2004 and 9% in the first six months of 2004 compared with the same periods in 2003, primarily due to unfavorable currency and higher incentive compensation expense. The first six months of manufacturing expense also included $2.0 million for an environmental accrual relating to remediation at our Texas manufacturing facility. Excluding acquisitions, currency and the environmental accrual adjustment, manufacturing expenses increased 3% in the second quarter of 2004 and 4% in the first six months of 2004 compared with the same periods in 2003.

Gross profit (net sales less cost of sales) increased $49.0 million, or 35% ($16.7 million, or 12%, excluding acquisitions), in the second quarter of 2004 and $61.9 million, or 22% ($22.8 million, or 8%, excluding acquisitions), in the first six months of 2004 compared with the same periods in 2003. Excluding acquisitions, the increase primarily was due to higher shipment volume and favorable currency, partially offset by higher average raw material cost and higher manufacturing costs. Our gross profit percentage (gross profit divided by net sales) decreased to 26.5% in the second quarter of 2004 and 26.4% in the first six months of 2004, compared to 27.5% in both the second quarter and first half of 2003. The decrease for both periods primarily was due to higher raw material costs. Sequentially, the gross profit percentage increased in the second quarter of 2004 compared with 26.2% in the first quarter of 2004 and 24.9% in the fourth quarter of 2003.

Excluding acquisitions, selling and administrative expenses increased 13% in the second quarter and 6% in the first six months of 2004 compared with the same periods in 2003, primarily due to higher incentive compensation expense and unfavorable currency.

Research, testing and development expenses (technology expenses), excluding acquisitions, decreased 1% in the second quarter of 2004 and 2% in the first six months of 2004 compared with the same periods in 2003, primarily due to lower testing activity at outside laboratories, partially offset by unfavorable currency and higher incentive compensation expense.

Beginning in 2004, we have reclassified amortization of intangible assets as a separate line item of expense for all periods reported. Previously this item had been included within other income (expense). The increased amortization expense in the second quarter and the first six months of 2004 compared with the same periods in 2003, primarily was due to the Noveon and hyperdispersants acquisitions in 2004 and the personal care specialty ingredients business acquisition in 2003.

We included a one-time, non-cash charge of $35.0 million, or $0.42 per share, in total costs and expenses for the second quarter of 2004 and the first six months of 2004 to write-off the estimated fair value of acquired IPR&D projects associated with the Noveon acquisition. Costs to acquire IPR&D projects that have no alternative future use and that have not reached technological feasibility at the date of acquisition are expensed upon acquisition. We based the estimated value of IPR&D projects on third-party valuations of the fair values of IPR&D costs.

In the second quarter of 2004 we recorded a restructuring charge of $8.0 million, or $0.10 per share, consisting of workforce reductions of $6.4 million and a write-off of $1.6 million of impaired assets related to PuriNOx(TM) technology. We eliminated 95 positions, primarily at our Wickliffe, Ohio headquarters. We expect these reductions will be completed by the end of the

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

third quarter in 2004. The second-half 2004 pre-tax restructuring charge will include an estimated $6.0 million non-cash pension benefit settlement charge and the remainder of the employee severance costs associated with the workforce reductions, approximating $3.0 million.

In the second quarter of 2003, we recorded a restructuring charge of $3.5 million, or $0.05 per share, primarily related to our Bromborough, England intermediate production and blending facility. The charge was comprised of $2.8 million for asset write-offs and employee severance at our Bromborough facility and $0.7 million for a voluntary separation program at our joint venture in India. In the first half of 2003, the total restructuring charge was $7.0 million, or $0.09 per share, which included $6.3 million for Bromborough and $0.7 million for India. The Bromborough charge primarily consisted of $2.8 million in employee separation benefits and $3.3 million in asset impairment charges for production units taken out of service.

ANALYSIS OF OTHER ITEMS AND NET INCOME

                                                                                      Excluding
                                                                                     Acquisitions
                                                                                ---------------------
                                                       $             %            $              %
(Millions of Dollars)       2004         2003        Change       Change        Change         Change
----------------------     ------       ------       ------       ------        ------         ------
SECOND QUARTER:
 Other income
 (expense)                 $ (1.9)      $  1.1       $ (3.0)           *        $ (3.5)           *
 Interest expense-net       (17.1)        (5.1)       (12.0)           *           0.8            *
 Income before income
  taxes                       9.8         42.6        (32.8)         (77%)         4.2           10%
 Provision for income
  taxes                       5.9         13.2         (7.3)         (56%)        14.8          112%

 Net income                $  3.9       $ 29.4       $(25.5)         (87%)      $(10.5)         (36%)

YEAR-TO-DATE:
 Other income
  (expense)                $  2.4       $  2.0       $  0.4            *        $  0.1            *
 Interest expense-net       (22.4)       (10.0)       (12.4)           *           0.3            *
 Income before income
  taxes                      66.7         81.5        (14.8)         (18%)        18.2           22%
 Provision for income
  taxes                      25.2         26.1         (0.9)          (3%)        11.6           44%

 Net income                $ 41.5       $ 55.4       $(13.9)         (25%)      $  6.6           12%

* Calculation not meaningful

The decrease in other income (expense) in the second quarter of 2004 compared to the same period in 2003, was due to currency translation losses. Other income for the first six months of 2004 included a gain of $6.4 million ($.08 per share) on a currency forward contract to purchase pound sterling related to the acquisition of the hyperdispersants business. We secured the forward contract in December 2003 and completed the acquisition at the end of January 2004. This gain partially was offset by other currency translation losses.

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The increase in net interest expense for both the second quarter and first six months of 2004 compared to the same periods in 2003, primarily was due to the Noveon acquisition-related financing costs of $12.2 million, or $0.14 per share, comprised of bridge loan and Noveon interest of $6.5 million, amortization of bridge loan fees of $2.8 million and termination of an interest rate swap of $2.9 million.

We had an effective tax rate of 59.8% in the second quarter of 2004 and 37.8% in the first six months of 2004, compared with 31.1% in the second quarter of 2003 and 32.0% in the first six months of 2003. The increase in the effective tax rate for both periods in 2004 primarily was due to significant non-taxable currency gains that occurred in 2003 but did not repeat in 2004, and the unfavorable impact of the Noveon acquisition on our U.S. tax rate. Noveon's U.S. tax loss carryforwards, combined with the interest expense associated with the acquisition financing, will reduce our ability to claim U.S. foreign tax credits and to obtain U.S. tax benefits on exports. The second quarter tax provision was unusually high because it reflected the cumulative year-to-date impact of these items on our effective tax rate. We estimate our 2004 effective tax rate will be 37.5%, excluding the tax effect of the restructuring charge, which had a 35% tax rate.

Primarily as a result of the above factors, our net income per share was $0.08 for the second quarter of 2004 compared with $0.57 for the second quarter of 2003 and $0.80 for the first six months of 2004 compared with $1.07 for the first six months of 2003. Earnings in both the second quarter and first six months of 2004 included a one-time write-off for IPR&D projects from the Noveon acquisition of $0.42 per share, a purchase adjustment associated with the increased valuation of Noveon-acquired inventory of $0.06 per share, a restructuring charge of $0.10 per share, incremental acquisition-related financing costs of $0.14 per share and an increase in the effective tax rate compared to the first quarter 2004 rate equivalent to $0.08 per share. Earnings in 2004 benefited from Noveon's June operating income of $10.7 million, or $0.13 per share, before financing costs and purchase accounting adjustments. Earnings in the first six months of 2004 also included a gain on a currency forward contract of $0.08 per share. The 2003 restructuring charge reduced earnings $0.05 per share in the second quarter of 2003 and $0.09 per share in the first half of 2003.

SEGMENT ANALYSIS

Beginning in the second quarter of 2004, we reorganized our business into two operating and reporting segments: the lubricant additives segment, also known as Lubrizol Additives, and the specialty chemicals segment, also known as the Noveon segment. The lubricant additives segment represents approximately 55% of annualized consolidated revenues and is comprised of our previous business in fluid technologies for transportation, advanced fluid systems, emulsified products and the former industrial additives product group of fluid technologies for industry. The specialty chemicals segment represents approximately 45% of annualized consolidated revenues and is comprised of the businesses of the acquired Noveon International and the former performance chemicals group of fluid technologies for industry. Note 5 to the financial statements contains our segment reporting disclosure including a further description of the nature of our operations, the product lines within each of the operating segments, segment profitability and related financial disclosures for the reportable segments.

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

We primarily evaluate performance and allocate resources based on segment operating income, defined as revenues less expenses identifiable to the product lines included within each segment, as well as projected future returns. As part of reorganizing our business into two operating segments, we have reclassified certain administrative expenses that previously were deducted in arriving at segment operating income and are now classified as unallocated corporate expenses. Segment operating income will reconcile to consolidated income before tax by deducting the write-off of acquired IPR&D projects, restructuring charges, net interest expense, corporate expenses and corporate other income that we do not attribute to either operating segment.

We have restated current year and prior year amounts to reflect the new reporting classifications of products between the two operating segments and the new definition of segment operating income.

OPERATING RESULTS BY SEGMENT
(Millions of Dollars)

                                                                                         Excluding
                                                                                       Acquisitions
                                                                                  -----------------------
                                                        $             %              $             %
                           2004          2003         Change        Change         Change        Change
                         --------      --------      --------      --------       --------      --------
REVENUES

SECOND QUARTER:

Lubricant additives      $  522.1      $  453.3      $   68.8         15%         $   68.8         15%
Specialty chemicals         199.4          61.4         138.0        225%              6.7         11%
                         --------      --------      --------                     --------
  Total                  $  721.5      $  514.7      $  206.8         40%         $   75.5         15%
                         ========      ========      ========                     ========
YEAR-TO-DATE:

Lubricant additives      $1,013.3      $  903.2      $  110.1         12%         $  110.1         12%
Specialty chemicals         286.9         119.7         167.2        140%             17.0         14%
                         --------      --------      --------                     --------
  Total                  $1,300.2      $1,022.9      $  277.3         27%         $  127.1         12%
                         ========      ========      ========                     ========

GROSS PROFIT

SECOND QUARTER:
Lubricant additives      $  143.6      $  127.2      $   16.4         13%         $   16.4         13%
Specialty chemicals          47.1          14.5          32.6        225%              0.3          2%
                         --------      --------      --------                     --------
  Total                  $  190.7      $  141.7      $   49.0         35%         $   16.7         12%
                         ========      ========      ========                     ========

YEAR-TO-DATE:

Lubricant additives      $  272.4      $  251.0      $   21.4          8%         $   21.4          8%
Specialty chemicals          69.9          29.4          40.5        138%              1.4          5%
                         --------      --------      --------                     --------
  Total                  $  342.3      $  280.4      $   61.9         22%         $   22.8          8%
                         ========      ========      ========                     ========

SEGMENT
OPERATING INCOME

SECOND QUARTER:

Lubricant additives      $   72.8      $   58.6      $   14.2         24%         $   14.2         24%
Specialty chemicals          11.4           0.6          10.8          *               0.0          *
                         --------      --------      --------                     --------
  Total                  $   84.2      $   59.2      $   25.0         42%         $   14.2         24%
                         ========      ========      ========                     ========

YEAR-TO-DATE:

Lubricant additives      $  135.5      $  114.2      $   21.3         19%         $   21.3         19%
Specialty chemicals          16.4           1.4          15.0          *               0.1          7%
                         --------      --------      --------                     --------
  Total                  $  151.9      $  115.6      $   36.3         31%         $   21.4         19%
                         ========      ========      ========                     ========

* Calculation not meaningful

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Lubricant Additives Segment

Revenues increased 15% in the second quarter of 2004 compared to the same period in 2003, primarily due to 12% higher volume with the remainder due to higher average selling price driven almost entirely by favorable currency. The combination of real selling price and product mix was neutral. Revenues increased 12% in the first six months of 2004 compared to the same period in the prior year, primarily due to 7% higher volume, 4% favorable currency and 1% higher product mix and price. Sequentially, shipment volume in the second quarter of 2004 increased 7% over the first quarter of 2004 and 15% over the fourth quarter of 2003.

The following table shows our shipment volume by geographic zone in the second quarter and the first half of 2004.

                                 2nd QTR        YTD
                                  2004          2004
                                 Volume        Volume
                                 ------        ------
North America                      41%           41%
Europe                             30%           30%
Asia-Pacific / Middle East         23%           23%
Latin America                       6%            6%
                                  ----          ----
Total                             100%          100%
                                  ====          ====


Shipment volume patterns vary in different geographic zones. The following table shows the changes in shipment volume by geographic zone in the second quarter and the first six months of 2004.

                                    2nd QTR               YTD
                                 2004 vs. 2003       2004 vs. 2003
                                   % Change            % Change
                                 -------------       -------------
North America                          9%                 6%
Europe                                12%                 4%
Asia-Pacific / Middle East            23%                16%
Latin America                         (2%)               (3%)
Total                                 12%                 7%

Overall, higher shipment volume in the second quarter of 2004 compared to the same period in 2003 partially was due to market recovery for finished lubricant demand. The shipment volume increase in North America for both periods primarily resulted from increases in our driveline and industrial additives product lines due to market share gains as well as market recovery. Higher shipment volume in Europe in the second quarter primarily was due to increases in our engine additives product lines due to lost marine diesel business that occurred after the first quarter of 2003, which subsequently was regained late in the first quarter of 2004. In addition, we experienced some business gains in our industrial additives product lines. The shipment volume increase in Asia-Pacific for both periods primarily was due to economic recovery, market share gains in China and favorable timing of orders. The decrease in Latin America was associated with the loss of a major international customer that we previously disclosed in 2003.

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Lubrizol Additives implemented a price increase in March 2004 for products sourced from North America plants and in the second quarter 2004 for products sourced from Asia-Pacific and Latin America. We announced a second price increase in June 2004, which was effective beginning in mid-June for products sourced from North America and Europe billed in U.S. dollar currency and beginning in mid-July for products sourced from Latin America. We will also begin implementing previously announced price increases in August for products sourced from Asia-Pacific. The announced price increases were in response to raw material cost increases and continuing high prices for natural gas used for utilities in our plants.

Segment gross profit is defined as sales less cost of sales, which include material cost and all manufacturing expenses. The 13% increase in segment gross profit in the second quarter of 2004 and the 8% increase in the first six months of 2004, compared with the same periods in 2003, primarily was due to higher revenues partially offset by higher average raw material cost and manufacturing expenses. In the second quarter of 2004, average material cost increased 7% and manufacturing expenses increased 6%, compared to the second quarter of 2003. In the first six months of 2004, average material cost increased 8% and manufacturing expenses increased 10%, compared to the first six months of 2003. The increase in manufacturing expenses for both periods primarily was due to higher throughput, higher incentive compensation expense and unfavorable currency.

The gross profit percentage for the segment was 27.6% for the second quarter of 2004 compared with 28.1% for the second quarter of 2003 and 26.9% for the first six months of 2004 compared with 27.8% in the first six months of 2003. The decrease primarily was due to higher average raw material cost.

Selling, technical, administrative and research (STAR) expenses increased $3.3 million, or 5% for the second quarter of 2004, compared with the second quarter of 2003, primarily due to higher incentive compensation expense and currency effects. STAR expenses increased $1.1 million, or 1% in the first six months of 2004, compared with the same period in 2003 due to higher incentive compensation expense and currency effects, partially offset by a $1.3 million decrease in technical expenses, primarily due to lower outside testing expenses as a result of higher utilization of our internal testing facilities.

Segment operating income (revenues less expenses attributable to the product lines aggregated within each segment) increased 24% for the second quarter of 2004 and increased 19% for the first six months of 2004, compared with the same periods in 2003, due to higher gross profit that was partially offset by higher expenses.

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Specialty Chemicals Segment

Revenues increased 225% in the second quarter of 2004 and 140% in the first six months of 2004 compared with the same periods in 2003, primarily due to the 2004 acquisitions of Noveon and the hyperdispersants business and the 2003 acquisition of the personal care specialty ingredients business. Excluding acquisitions, revenues increased 11% in the second quarter of 2004 compared to the same period in 2003, due to 5% higher shipment volumes, 2% favorable currency impact and 3% stronger price and product mix. Excluding acquisitions, segment revenues increased 14% in the first six months of 2004 compared to the same period in the prior year primarily due to 8% higher volume, 3% favorable currency and 3% stronger price and product mix. The higher priced product mix for both the second quarter 2004 and the first six months of 2004 primarily occurred in our consumer specialties product line.

The following table shows our shipment volume by geographic zone in the second quarter and the first half of 2004.

                                 2nd QTR       YTD
                                  2004         2004
                                 Volume       Volume
                                 ------       ------
North America                      74%          75%
Europe                             17%          16%
Asia-Pacific/Middle East            7%           6%
Latin America                       3%           3%
                                  ----         ----
Total                             100%         100%
                                  ====         ====

Shipment volume patterns vary in different geographic zones. The following table shows the changes in shipment volume by geographic zone in the second quarter and the first six months of 2004, compared with the corresponding periods in 2003.

                                                       Excluding
                                                     Acquisitions
                                                     -------------
                                 2004 vs. 2003       2004 vs. 2003
                                   % Change            % Change
                                 -------------       -------------
SECOND QUARTER:
  North America                      114%                 3%
  Europe                             161%                10%
  Asia-Pacific/Middle East           342%                 4%
  Latin America                       76%                26%
  Total                              126%                 5%

YEAR-TO-DATE:
  North America                       66%                 7%
  Europe                              92%                 9%
  Asia-Pacific/Middle East           268%                35%
  Latin America                       40%                14%
  Total                               74%                 8%

Excluding acquisitions, the shipment volume increase in North America for both periods primarily was due to market share gains and growth in the fermentation industry in our consumer specialties product line. This product line also benefited for the first six months of 2004 from the extension of the 2003 sugar beet season. Additionally, the second quarter 2004 shipment volume was higher due to improvements in the mining sector. The increase in Europe for both periods was due to the impact of an improving European economy and market share gains in our performance coatings product line. The increase in Asia-Pacific /

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Middle East for both periods was due to higher shipment volume in our performance coatings product line as approvals we have obtained in the United States and Europe are being transferred by our customers to Asia. The first six month comparison in this region also benefited from market share gains in our consumer specialties product line. The increase in Latin America for both periods primarily was due to new business and market share gains in our consumer specialties product line.

Segment gross profit increased 225% (2% excluding acquisitions) in the second quarter of 2004 and 138% (5% excluding acquisitions) in the first half of 2004 compared with the same periods in 2003. Excluding acquisitions, the increase in segment gross profit for both periods was due to increased revenues as a result of higher shipment volume and higher price and product mix partially offset by higher raw material costs. The increase in segment gross profit for the first six months of 2004 compared to the same period in 2003 partially was also offset by higher manufacturing expenses. The gross profit percentage for this segment was 23.6% in the second quarter of 2004 and 24.4% in the first half of 2004, compared with 23.6% and 24.6% in the respective periods in 2003. Excluding acquisitions, the gross profit percentage was 21.7% in the first quarter of 2004 and 22.5% in the first six months of 2004. The decrease in gross profit percentage for both periods was due to higher raw material costs that partially were offset by higher product price and mix. We began implementing price increases during the first quarter of 2004 in the range of 3% to 5% in response to the rising raw material costs.

STAR expenses increased $19.5 million, or 143%, for the second quarter of 2004 and increased $22.8 million, or 83%, for the first six months of 2004 compared with the same periods in 2003, primarily due to acquisitions.

Segment operating income increased in the second quarter and first six months of 2004 compared with the same periods in 2003, primarily due to the impact of acquisitions.

PRO FORMA INFORMATION

The following table presents major components of and information derived from the pro forma consolidated statements of income and pro forma consolidated statements of cash flows. The major components of the pro forma consolidated statements of income and pro forma consolidated statements of cash flows reflect the effect of the acquisition of Noveon International, Inc. on June 3, 2004 as if the acquisition occurred at the beginning of each of the periods reflected in the table. We believe that this data provides the financial statement reader with information that is useful in understanding the impact of the acquisition of Noveon International, Inc. on our results of operations and cash flows.

The components of and information derived from the pro forma consolidated statements of income and the pro forma consolidated statements of cash flows for the three-month period ended June 30, 2004 are derived from our unaudited consolidated financial statements for the three-month period ended June 30, 2004 and the unaudited consolidated financial statements of Noveon International, Inc. for the period from April 1, 2004 to the acquisition date. The components of and information derived from the pro forma consolidated statements of income and the pro forma consolidated statements of cash flows for the three-month period ended June 30, 2003 are derived from our unaudited consolidated financial statements for the three-month period ended June 30, 2003 and the unaudited consolidated financial statements of Noveon International, Inc. for the three-month period ended June 30, 2003. The components of and information derived from the pro forma consolidated statements of income and the pro forma consolidated statements of cash flows for the six-month period ended June 30, 2004 are derived from our unaudited consolidated financial statements for the six-month period ended June 30, 2004 and the unaudited consolidated financial statements of Noveon International, Inc. for the period from January 1, 2004 to the acquisition date. The components of and information derived from the pro forma consolidated statements of income and the pro forma consolidated statements of cash flows for the six-month period ended June 30, 2003 are derived from our unaudited consolidated financial statements for the six-month period ended June 30, 2003 and the unaudited consolidated financial statements of Noveon International, Inc. for the six-month period ended June 30, 2003.

Our consolidated balance sheet as of June 30, 2004 reflects the acquisition of Noveon International, Inc. under the purchase method of accounting. We recorded various assets acquired and liabilities assumed, primarily working capital accounts, of Noveon International, Inc. at their estimated fair values that we determined based on the information currently available. Appraisals of long-lived assets and identifiable intangible assets, including an evaluation of IPR&D projects, are currently underway and will be completed at various times within the next twelve months. In addition, we are valuing the projected pension and other post-employment benefit obligations and we have reflected estimates of these in the preliminary allocation of purchase price. These amounts are subject to adjustment based on the completion of the valuations and appraisals. Accordingly, the preliminary purchase price allocation is subject to revision.

The pro forma data gives effect to actual operating results of Noveon International, Inc. prior to the acquisition. Adjustments to cost of sales for the inventory set-up charge of $9.8 million, the write-off of acquired IPR&D of $35.0 million and estimated intangible asset amortization are reflected in the pro forma data for each period in the table. The entire inventory step-up charge is attributable to the specialty chemicals segment and is reflected in each pro forma period of the table. This pro forma data is consistent with the pro forma data that is disclosed in Note 2 to the unaudited consolidated financial statements for the six-month period ended June 30, 2004. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


                                                          Three-Month Period                       Six-Month Period
                                                             Ended June 30                          Ended June 30
                                                       --------------------------            ----------------------------
                                                          2004              2003               2004                2003
                                                       ---------          -------            --------            --------
CONSOLIDATED PRO FORMA DATA

 Total revenues                                        $   939.0          $ 807.1            $1,837.9            $1,596.4
                                                       =========          =======            ========            ========
 Gross profit                                          $   250.8          $ 212.2            $  490.5            $  427.0
                                                       =========          =======            ========            ========
 Income before income taxes and
  cumulative effect of change in
  accounting principle                                 $    14.6          $   0.0            $   77.1            $   40.0
                                                       =========          =======            ========            ========
 Income before cumulative effect of
  change in accounting principle                       $     9.1          $   0.0            $   48.2            $   27.4
                                                       =========          =======            ========            ========
 Depreciation expense                                  $    43.1          $  41.5            $   81.3            $   76.6
                                                       =========          =======            ========            ========
 Amortization of intangible assets                     $     9.3              8.4            $   20.7            $   16.7
                                                       =========          =======            ========            ========
 Capital expenditures                                  $    33.4          $  34.6            $   65.2            $   66.4
                                                       =========          =======            ========            ========

SEGMENT PRO FORMA DATA

Lubricant Additives Segment
 Total revenues                                        $   522.1          $ 453.3            $1,013.3            $  903.2
                                                       =========          =======            ========            ========
 Gross profit                                          $   143.6          $ 127.2            $  272.4            $  251.0
                                                       =========          =======            ========            ========
 Segment operating income                              $    72.8          $  58.6            $  135.5            $  114.2
                                                       =========          =======            ========            ========
 Depreciation expense                                  $    20.8          $  20.8            $   42.5            $   42.2
                                                       =========          =======            ========            ========
 Amortization of intangible assets                     $     0.8          $   0.8            $    1.5            $    1.5
                                                       =========          =======            ========            ========
 Capital expenditures                                  $    17.3          $  17.3            $   36.5            $   31.4
                                                       =========          =======            ========            ========

Specialty Chemicals Segment
 Total revenues                                        $   416.9          $ 353.8            $  824.6            $  693.2
                                                       =========          =======            ========            ========
 Gross profit                                          $   107.2          $  85.0            $  218.1            $  176.0
                                                       =========          =======            ========            ========
 Segment operating income                              $    32.5          $  19.7            $   67.9            $   45.7
                                                       =========          =======            ========            ========
 Depreciation expense                                  $    22.0          $  20.4            $   38.3            $   33.9
                                                       =========          =======            ========            ========
 Amortization of intangible assets                     $     8.5          $   7.6            $   19.2            $   15.2
                                                       =========          =======            ========            ========
 Capital expenditures                                  $    16.1          $  17.3            $   28.7            $   35.0
                                                       =========          =======            ========            ========

Unallocated corporate depreciation
expense                                                $     0.3          $   0.3            $    0.5            $    0.5
                                                       =========          =======            ========            ========

RECONCILIATION OF PRO FORMA
 SEGMENT OPERATING INCOME TO
 PRO FORMA INCOME BEFORE INCOME
 TAXES AND CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE
Pro forma segment operating income (loss):
 Lubricant Additives                                   $    72.8          $  58.6            $  135.5            $  114.2
 Specialty Chemicals                                        32.5             19.7                67.9                45.7
                                                       ---------          -------            --------            --------
  Total segment operating income                           105.3             78.3               203.4               159.9

 Corporate expenses                                        (12.3)           (10.1)              (21.6)              (20.3)
 Corporate other income (loss)                              (2.0)             2.1                 1.8                 3.3
 Write-off of acquired
  in-process research and
  development                                              (35.0)           (35.0)              (35.0)              (35.0)
 Restructuring charges                                      (8.5)            (4.5)              (11.3)              (10.0)
 Interest expense - net                                    (32.9)           (30.8)              (60.2)              (57.9)
                                                       ---------          -------            --------            --------
 Pro forma income before income taxes
 and cumulative effect of change in
 accounting principle                                  $    14.6          $   0.0            $   77.1            $   40.0
                                                       =========          =======            ========            ========

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the major components of cash flow:

SUMMARY OF CASH FLOWS

                                                Six-Month Period
                                                  Ended June 30
                                             -----------------------
(Millions of Dollars)                          2004           2003         $ Change
--------------------------------------       --------       --------       --------
Cash provided from(used for):
 Operating activities                        $   96.2       $   44.5       $   51.7
 Investing activities                        (1,002.9)         (36.5)        (966.4)
 Financing activities                           868.9          (29.0)         897.9
Effect of exchange-rate changes on cash           6.4            4.5            1.9
                                             --------       --------       --------
Net decrease in cash and
 short-term investments                      $  (31.4)      $  (16.5)      $  (14.9)
                                             ========       ========       ========

Operating Activities:

The increase in cash provided from operating activities in the first six months of 2004 compared with the same period in the prior year, primarily was due to an increase in earnings after adjusting for non-cash items, specifically the $35.0 million write-off of acquired IPR&D projects from the Noveon acquisition. We also had a working capital build-up in accounts receivable, which consumed cash of $77.0 million. Our receivables increased by $265.1 million from the prior year-end, primarily due to the Noveon and hyperdispersants acquisitions. Days sales in receivables averaged 53.4 days in the first six months of 2004, which approximates our target for 2004 of 53.5 days. Days sales in inventory averaged 88 days for the first six months of 2004 compared with our 2004 target of 90 days.

Investing Activities:

Our capital expenditures in the first six months of 2004 were $42.2 million, as compared with $36.8 million for same period in 2003. In 2004, we estimate capital expenditures will be in the range of $135.0 million to $140.0 million, compared with $88.5 million in 2003. The 2004 estimate includes approximately $40.0 million for the newly acquired Noveon business.

In June 2004, we completed the Noveon acquisition for cash of $920.2 million plus transaction costs of $10.5 million less certain seller expenses of $32.9 million and less cash acquired of $103.0 million.

In January 2004, we completed the acquisition of the hyperdispersants business of Avecia for cash totaling $133.0 million. This additives business is headquartered in Blackley, United Kingdom, and develops, manufactures and markets high-value additives that are based on polymeric dispersion technology and used in coatings and inks. These products enrich and strengthen color while reducing production costs and solvent emissions, and are marketed under the brand names Solsperse(TM), Solplus(TM) and Solthix(TM). Historical annualized revenues of this business are approximately $50.0 million. We funded the acquisition through euro 43.0 million borrowings ($55.0 million equivalent) under a 364-day credit facility, $5.0 million in yen borrowings and the remainder in cash. At December 31, 2003, we had a foreign currency forward contract of $125.0 million in order to fix the U.S. dollar price for this acquisition. In the first quarter of 2004, we recorded a pre-tax gain of $6.4 million ($0.08 per share) upon the termination of this foreign currency forward contract.

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Financing Activities:

The increase in cash provided from financing activities of $868.9 million in 2004 was due to borrowings of $1,797.0 million under our $2,450.0 million 364-day bridge credit facility, the proceeds of which were used to fund the Noveon acquisition and repay assumed Noveon debt of $1,103.1 million.

Capitalization and Credit Facilities:

Our net debt to capitalization ratio at June 30, 2004 was 69%. Net debt is the total of short-term and long-term debt, reduced by cash and short-term investments excluding unrealized gains and losses on derivative instruments designated as fair value hedges of fixed-rate debt. Capitalization is shareholders' equity plus net debt. Total debt as a percent of capitalization was 71% at June 30, 2004.

After the announcement of the Noveon acquisition, our long-term debt and commercial paper credit ratings were reduced. The credit rating change eliminated our access to the commercial paper market. As a result, we repaid our outstanding commercial paper and we terminated our existing floating-to-fixed rate interest rate swaps with a notional value of $50.0 million effective April 29, 2004. The termination of the swaps resulted in a $2.9 million dollar pre-tax charge that was recognized in the second quarter of 2004. In addition, we called and repaid the outstanding $18.4 million marine terminal refunding revenue bonds, at par, in the second quarter of 2004.

Our ratio of current assets to current liabilities, excluding $1,797.1 million short-term debt that we expect to refinance, declined from 3.1 at December 31, 2003 to 1.9 at June 30, 2004, because of the Noveon and hyperdispersants acquisitions.

At June 30, 2004, we had a $350.0 million revolving credit facility that matures in July 2006, which allows us to borrow at or below the U.S. prime rate. As of June 30, 2004, we had outstanding borrowings under this agreement of $75.0 million, the proceeds of which were used to fund the repayment of previously outstanding commercial paper and marine terminal bonds, and liabilities associated with the termination of various floating-to-fixed interest rate swaps.

In May 2004, we obtained a 364-day credit facility of $2,450.0 million for the purpose of financing the Noveon acquisition. This credit facility enables us to borrow at or below the U.S. prime rate. In June 2004, we borrowed $1,797.0 million under this facility to finance the Noveon acquisition and repay a portion of the assumed Noveon debt. In addition, in July 2004 we borrowed an additional $175.0 million under this facility to repay the outstanding seller notes also assumed as part of the Noveon acquisition.

We plan to implement a permanent capital structure in the near-term that will replace the bridge facility. We expect the permanent financing to include approximately $425.0 million in new common equity and $1,100.0 million in unsecured public bonds, with the remainder being financed through bank term loans. At the time this permanent capital structure is in place, we estimate that our net debt to capitalization will be approximately 55%. Net debt in this calculation consists of total debt less total cash balances. Our estimated total debt as a percent of capitalization will be approximately 58%. We have amended our existing credit facility agreements previously discussed to revise the financial covenant restrictions until our permanent capital structure is in place.

                            THE LUBRIZOL CORPORATION

                Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

In January 2004, we obtained a separate revolving credit facility that enabled us to borrow up to euro 50 million for the purpose of financing European acquisitions. We borrowed euro 43 million under this facility in January 2004. This amount was repaid in June 2004 and the credit facility has been cancelled.

Contractual Cash Obligations:

The following table shows our contractual cash obligations (in millions of dollars) under debt agreements, leases, non-cancelable purchase commitments and other long-term liabilities at June 30, 2004. Additional information on debt can be found in Note 9 to the financial statements.

                                             Payments Due by Period
                           ------------------------------------------------------------
Contractual Cash                         Remainder    2005 &        2007 &      2009 &
Obligations                 Total        of 2004       2006          2008       After
                           --------      ---------   --------      --------    --------
Total debt                 $2,380.3      $  191.1    $1,876.8      $  212.4    $  100.0
Operating leases               76.3          19.4        26.3          13.4        17.2
Non-cancelable
 purchase commitments         252.7         143.2        60.3          46.2         3.0
Other long-term
 liabilities                   41.6           2.2        15.0           7.7        16.7
                           --------      --------    --------      --------    --------
Total contractual
 cash obligations          $2,750.9      $  355.9    $1,978.4      $  279.7    $  136.9
                           ========      ========    ========      ========    ========

Non-cancelable purchase commitments primarily include raw materials purchased under take or pay contracts, drumming, warehousing and service contracts, terminal agreements and toll processing arrangements. Other long-term liabilities disclosed in the table represent long-term liabilities reported in our consolidated balance sheet at June 30, 2004, under "other noncurrent liabilities," excluding pension, postretirement and other non-contractual liabilities. Total debt includes both the current and long-term portion of debt as reported in Note 9. While we intend to refinance the bridge loan in 2004, the bridge loan is not due and payable until May 2005.

We expect to make employer contributions for pension benefits in 2004 consisting of $10.5 million to the United States qualified plans including Noveon, $2.5 million to the United States non-qualified plan and a range of $5.0 million to $6.0 million for the United Kingdom plan. In addition, we expect non-pension postretirement benefit payments in the United States to be approximately $4.2 million in 2004.

We had $2,380.3 million of debt outstanding at June 30, 2004, most of which originated from our acquisition of Noveon, including bridge loan financing of $1,797.0 million, which is due in May 2005. As a result, our total debt as a percent of capitalization has increased from 29% at December 31, 2003 to 71% at June 30, 2004. We will also incur increased interest expense. We intend to implement a permanent capital structure in the near-term that will replace the bridge facility and reduce our interest cost. We expect the permanent capital structure will include approximately $425.0 million in new common equity. Our debt level will require us to dedicate a significant portion of our cash flow to make interest and principal payments, thereby reducing the availability of our cash flow for acquisitions or other purposes. Nevertheless, we believe our future operating cash flows will be sufficient to cover our debt repayments and other obligations and that we have untapped borrowing capacity that can provide us with additional financial resources.

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

We believe that the following factors, among others, could affect our future performance and cause our actual results to differ materially from those expressed or implied by forward-looking statements made in this quarterly report:

-     the effect of interest rate fluctuations on our interest expense;

- the conditions in the debt and equity markets at the time we implement our permanent financing;

- Our ability to refinance our bridge facility by May 27, 2005, when it is due and payable;

- Our indebtedness requires the use of a significant portion of our cash flow to make interest and principal payments, thereby reducing the availability of our cash flow to fund capital expenditures, acquisitions or other general corporate purposes;

- the overall global economic environment and the overall demand for our products on a worldwide basis;

- the demand for our products in developing regions such as China and India, which geographic areas are an announced focus of our activities;

-     technology developments that affect longer-term trends for our products;

- the extent to which we are successful in expanding our business in new and existing markets;

- our ability to identify, complete and integrate acquisitions for profitable growth, especially our ability to integrate the acquisition of Noveon International;

- our success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer expectations;

- our ability to continue to reduce complexities and conversion costs and modify our cost structure to maintain and enhance our competitiveness;

- our success in retaining and growing the business that we do with our largest customers;

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

- the extent to which we achieve market acceptance of our commercial development programs;

- significant changes in government regulations affecting environmental compliance; and

- the ability to identify, understand and manage risks inherent in new markets in which we choose to expand.

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

      We measure our market risk related to our holdings of financial instruments based on changes in interest rates, foreign currency rates and commodity prices utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair value, cash flow and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency exchange rates and commodity prices. We use current market rates on our debt and derivative portfolios to perform the sensitivity analysis. Certain items such as lease contracts, insurance contracts and obligations for pension and other postretirement benefits are not included in the analysis.

      Our primary interest rate exposures relate to our cash and short-term investments, fixed and variable rate debt and interest rate swaps. The calculation of potential loss in fair value is based on an immediate change in the net present values of our interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flow and income before tax is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% increase in interest rates would have had a favorable impact and a hypothetical 10% decrease in interest rates would have had an unfavorable impact on fair values of $53.0 million and cash flows of $38.8 million in 2004. In addition, a hypothetical 10% increase in interest rates would have had an unfavorable impact and a hypothetical 10% decrease in interest would have had a favorable impact on income before tax of $3.1 million in 2004.

      Our primary currency rate exposures are to foreign-denominated debt, intercompany debt, cash and short-term investments and forward foreign currency exchange contracts. The calculation of potential loss in fair value is based on an immediate change in the United States dollar equivalent balances of our currency exposures due to a 10% shift in exchange rates. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% increase in currency exchange rates would have had an unfavorable impact and a hypothetical 10% decrease in currency exchange rates would have had a favorable impact on fair values of $15.3 million, cash flows of $31.6 million and income before tax of $12.7 million in 2003.

                            THE LUBRIZOL CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Our primary commodity hedge exposures relate to natural gas and electric utility expenses. The calculation of potential loss in fair value is based on an immediate change in the United States dollar equivalent balances of our commodity exposures due to a 10% shift in the underlying commodity prices. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in commodity prices. A hypothetical 10% increase in commodity prices would have had a favorable impact and a hypothetical 10% decrease in commodity prices would have had an unfavorable impact on fair value of $0.3 million, cash flow of $0.3 million, and income before tax of $0.3 million in 2003.

Item 4. Controls and Procedures

      We evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2004. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to Lubrizol and our consolidated subsidiaries required to be included in our periodic SEC filings. During the second quarter of 2004, we expanded our disclosure controls to integrate the Noveon acquisition. Otherwise, there were no significant changes in our internal control over financial reporting that occurred during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                            THE LUBRIZOL CORPORATION

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        (c) On June 15, 2004, 210 common shares were issued in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to a former director pursuant to a deferred compensation plan for directors.

            On April 30, 2004, 177 common shares were issued in a transaction exempt from registration under the Securities Act of 1933 pursuant to Regulation S. The common shares were issued under an employee benefit plan to one employee of a wholly owned UK subsidiary of the company.

Item 4. Submission of Matters to a Vote of Security Holders

            Our Annual Meeting of Shareholders was held April 26, 2004. The following matters were voted on by the shareholders:

            1.    Election of directors:

                  a. James L. Hambrick. The vote was 42,283,049 shares for and 1,141,005 shares to withhold authority.

                  b. Gordon D. Harnett. The vote was 42,981,920 shares for and 442,134 shares to withhold authority

                  c. Victoria F. Haynes. The vote was 42,681,550 shares for and 742,504 shares to withhold authority.

                  d. William P. Madar. The vote was 42,099,196 shares for and 1,324,858 shares to withhold authority.

            2. A proposal to confirm the appointment of Deloitte & Touche LLP as independent auditors. The vote was 41,483,596 shares for; 1,878,274 shares against; and 62,184 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            (10)(k)* The Lubrizol Corporation Deferred Compensation Plan for Officers, as amended

            (31)      Rule 13a-14(a) Certifications

            (32) Certification of Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation Pursuant to 18 U.S.C. Section 1350

            * Indicates management contract or compensatory plan or arrangement.

        (b) Reports on Form 8-K

            On April 16, 2004, we furnished a Form 8-K to the Securities and Exchange Commission with respect to our news release dated April 16, 2004, announcing the signing of a definitive agreement to acquire Noveon International, Inc. and providing updated earnings guidance for the first quarter of 2004.

                            THE LUBRIZOL CORPORATION

                           PART II. OTHER INFORMATION

            On April 23, 2004, we furnished a Form 8-K to the Securities and Exchange Commission with respect to our news release dated April 23, 2004, announcing the results for the quarter ended March 31, 2004.

            On June 16, 2004, we filed a Form 8-K with the Securities and Exchange Commission with respect to the acquisition of Noveon International, Inc.

            On July 29, 2004, we filed a Form 8-K/A with the Securities and Exchange Commission with respect to the acquisition of Noveon International, Inc.

            On August 4, 2004, we filed a Form 8-K with the Securities and Exchange Commission to provide guarantor footnote information as the Company is in the process of registering debt securities using Form S-3 to provide funds to repay a portion of the temporary bridge loan which was utilized to acquire all of the outstanding common stock of Noveon International, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE LUBRIZOL CORPORATION

                                             /s/ W. Scott Emerick
                                             -----------------------------------
                                             W. Scott Emerick
                                             Chief Accounting Officer and
                                               Duly Authorized Signatory of
                                               The Lubrizol Corporation

Date: August 6, 2004