Form 10-Q
period 2004-09-30
LUBRIZOL CORP
filed 2004-11-05
CIK 60751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Number of the registrant’s common shares, without par value, outstanding, as of October 31, 2004: 66,720,225.

THE LUBRIZOL CORPORATION

Quarterly Report on Form 10-Q

Quarter Ended September 30, 2004

Table of Con tents

PART I. FINANCIAL INF ORMATION

Item 1.	Financial Statements

THE LUBRIZOL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(In Millions Except Per Share Data)	2004	2003	2004	2003
Net sales	$921.3	$509.1	$2,219.4	$1,530.4
Royalties and other revenues	1.3	0.8	3.4	2.4

Total revenues	922.6	509.9	2,222.8	1,532.8
Cost of sales	692.1	377.5	1,648.0	1,118.4
Selling and administrative expenses	87.5	48.7	209.5	149.6
Research, testing and development expenses	51.1	41.0	137.4	123.3
Amortization of intangible assets	5.0	1.2	11.4	3.5
Write-off of (credit for) acquired in-process research and development	(1.5)	—	33.5	—
Restructuring charges	10.5	0.4	18.5	7.4

Total costs and expenses	844.7	468.8	2,058.3	1,402.2
Other income (expense) - net	0.1	(1.4)	2.5	0.6
Interest income	1.2	0.9	3.0	3.0
Interest expense	(27.3)	(6.6)	(51.5)	(18.7)

Income before income taxes	51.9	34.0	118.5	115.5
Provision for income taxes	19.7	9.7	44.9	35.8

Net income	$32.2	$24.3	$73.6	$79.7

Net income per share, basic	$0.61	$0.47	$1.42	$1.54

Net income per share, diluted	$0.61	$0.47	$1.41	$1.54

Dividends per share	$0.26	$0.26	$0.78	$0.78

Weighted average common shares outstanding	52.5	51.7	52.0	51.7

Amounts shown are unaudited.

See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Millions of Dollars)	September 30, 2004	December 31, 2003
ASSETS
Cash and short-term investments	$284.1	$258.7
Receivables	595.0	324.6
Inventories:
Finished products	280.5	150.7
Products in process	77.9	62.3
Raw materials	133.8	78.9
Supplies and engine test parts	27.4	20.0

	519.6	311.9
Other current assets	70.4	42.7

Total current assets	1,469.1	937.9
Property and equipment - net	1,346.1	690.0
Goodwill	1,119.5	208.7
Intangible assets - net	437.4	62.4
Investments in non-consolidated companies	6.9	6.3
Other assets	59.6	37.0

TOTAL	$4,438.6	$1,942.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$53.4	$2.9
Accounts payable	258.6	143.1
Accrued expenses and other current liabilities	343.6	153.5

Total current liabilities	655.6	299.5

Long-term debt	1,997.6	386.7
Postretirement health care obligations	103.4	98.4
Noncurrent liabilities	162.4	100.3
Deferred income taxes	87.7	52.8

Total liabilities	3,006.7	937.7

Minority interest in consolidated companies	52.5	51.3
Shareholders’ equity:
Preferred stock without par value - authorized and unissued:
Serial Preferred Stock - 2,000,000 shares
Serial Preference Shares - 25,000,000 shares
Common shares without par value:
Authorized 120,000,000 shares Outstanding - 65,370,580 shares as of September 30, 2004 after deducting 20,825,103 treasury shares, 51,588,190 shares as of December 31, 2003 after deducting 34,607,704 treasury shares	564.9	123.8
Retained earnings	895.2	865.5
Accumulated other comprehensive loss	(80.7)	(36.0)

Total shareholders’ equity	1,379.4	953.3

TOTAL	$4,438.6	$1,942.3

Amounts shown are unaudited.

See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Periods Ended September 30,
(In Millions of Dollars)	2004	2003
Cash provided by (used for):
Operating activities:
Net income	$73.6	$79.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	108.8	74.1
Write-off of acquired in-process research and development	33.5	—
Deferred income taxes	(6.6)	4.2
Restructuring charges	2.8	3.3
Change in current assets and liabilities:
Receivables	(79.5)	(18.8)
Inventories	(17.8)	(13.3)
Accounts payable, accrued expenses and other current liabilities	55.1	(24.3)
Other current assets	9.4	2.9
Other items - net	13.3	5.9

Total operating activities	192.6	113.7
Investing activities:
Capital expenditures	(82.4)	(59.5)
Acquisitions - net of cash received and liabilities assumed	(958.2)	(67.5)
Other items - net	1.5	0.5

Total investing activities	(1,039.1)	(126.5)
Financing activities:
Changes in short term debt - net	(69.7)	(6.4)
Repayments of long-term debt	(1,118.0)	(0.2)
Proceeds from issuance of long-term debt	1,743.2	—
Dividends paid	(40.3)	(40.2)
Proceeds from sale of common shares, net of underwriting commissions and offering expenses of $18.4 million	427.2	—
Payment of debt issuance costs	(16.8)	—
Payment of treasury rate lock settlement	(73.9)	—
Proceeds from the exercise of stock options	12.8	3.7

Total financing activities	864.5	(43.1)
Effect of exchange rate changes on cash	7.4	4.7

Net increase (decrease) in cash and short-term investments	25.4	(51.2)
Cash and short-term investments at beginning of period	258.7	266.4

Cash and short-term investments at end of period	$284.1	$215.2

Amounts shown are unaudited.

See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION

Notes to Consolidate d Financial Statements

September 30, 2004

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals unless otherwise noted) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2. Acquisitions and Pro Forma Financial Information

On June 3, 2004, the company consummated its acquisition of Noveon International, Inc. (Noveon International) for cash of $920.2 million plus transaction costs of $11.2 million less certain seller expenses of $32.9 million and less cash acquired of $103.0 million. In addition, the company assumed $1,103.1 million of long-term indebtedness from Noveon International. Noveon International had 2003 revenues of $1,135.9 million. Similar to Lubrizol, Noveon International is a global producer and marketer of technologically advanced specialty materials and chemicals used in a broad range of consumer and industrial applications. Noveon International’s businesses include a number of industry-leading product franchises marketed under some of the industry’s most recognized brand names. These global brands include Carbopol® acrylic thickeners for personal care, TempRite® chlorinated polyvinyl chloride resins and compounds, Estane® thermoplastic polyurethane and Hycar® reactive liquid polymers for engineering adhesives and water-borne acrylic emulsions for performance coatings. The acquisition of Noveon International significantly expands the company’s products and technologies for the global coatings and personal care markets.

The acquisition and related costs were initially financed with the proceeds of a $2,450.0 million 364-day bridge credit facility. Shortly after the acquisition, the company repaid substantially all of the assumed long-term debt of Noveon International with proceeds of the temporary bridge loan. In addition, the temporary bridge loan was repaid in full in September 2004 with the proceeds from the permanent financing obtained by the issuance of senior notes, debentures and equity and the borrowing of $575.0 million of bank term loans, resulting in proceeds of approximately $2,127.1 million, net of underwriting commissions, discounts and transaction costs.

The consolidated balance sheet of the company as of September 30, 2004 reflects the acquisition of Noveon International under the purchase method of accounting. Various assets acquired and liabilities assumed, primarily working capital accounts, of Noveon International have been recorded at estimated fair values as of the acquisition date as determined by the company’s management based on the information currently available. Appraisals of long-lived assets and identifiable intangible assets, including an evaluation of in-process research and development (IPR&D) projects, are currently underway and will be substantially complete by December 31, 2004. In addition, the valuations of the company’s projected pension and other post-employment benefit obligations relating to the Noveon International acquisition are also in process and estimates have been reflected in the preliminary allocation of purchase price. Such amounts are subject to adjustment based on the completion of the

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

valuations and appraisals. Accordingly, the preliminary purchase price allocation is subject to revision.

The purchase price includes the estimated fair value of IPR&D projects totaling $33.5 million that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The estimated fair value of $35.0 million of the IPR&D immediately was expensed in the second quarter, of which $1.5 million was subsequently reversed in the third quarter of 2004 based upon a refinement of our updated preliminary valuation analysis. The inventory step-up to fair value totaled $24.2 million and the company expensed $4.9 million and $9.8 million of the step-up to cost of sales in the three-month and nine-month periods ended September 30, 2004, respectively. As the remaining step-up relates to inventories accounted for on the LIFO (last-in, first-out) method of accounting, the company does not anticipate that additional amounts of the step-up will be expensed in 2004. The 2004 historical results include revenues and expenses of Noveon International since the date of acquisition.

The following unaudited pro forma data summarizes the results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 as if the Noveon International acquisition had been completed as of the beginning of each of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisition. Adjustments to cost of sales for the inventory step-up charge, intangible asset amortization, the write-off of acquired IPR&D, interest expense, income taxes and weighted average common shares outstanding related to the acquisition are reflected in the pro forma data. In addition, for the three-month periods ended September 30, 2004 and 2003, the company assumed that the bridge loan used to finance the acquisition was in place for the full three-months. For the nine-month periods ended September 30, 2004 and 2003, the company assumed that the bridge loan was replaced with the permanent long-term financing, consisting of both debt and equity, at the end of the fourth month of the nine-month periods. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future. Amounts are in millions of dollars except per share data.

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2004	2003	2004	2003
Total revenues	$922.6	$787.2	$2,760.4	$2,383.6

Income before cumulative effect of change in accounting principle	$5.3	$(5.8)	$88.1	$58.5

Net income	$5.3	$(5.8)	$88.1	$58.0

Income per share before cumulative effect of change in accounting principle, basic	$0.10	$(0.11)	$1.48	$0.99

Income per share before cumulative effect of change in accounting principle, diluted	$0.10	$(0.11)	$1.48	$0.99

Net income per share, basic	$0.10	$(0.11)	$1.48	$0.98

Net income per share, diluted	$0.10	$(0.11)	$1.48	$0.98

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

In January 2004, the company completed the acquisition of the coatings hyperdispersants business of Avecia for cash totaling $129.7 million. This business is headquartered in Blackley, United Kingdom, and develops, manufactures and markets high-value additives that are based on polymeric dispersion technology and used in coatings and inks. These products enrich and strengthen color while reducing production costs and solvent emissions, and are marketed under the brand names Solsperse®, Solplus® and Solthix®. Historical annual revenues of this business are approximately $50.0 million. The company currently is in the process of finalizing the allocation of the purchase price for the hyperdispersants business purchased from Avecia, so it is possible the amount of intangible asset amortization or the preliminary purchase price allocation may change.

The fair value of assets acquired and liabilities assumed in 2004 acquisitions is as follows (in millions of dollars):

	Fair Value of Assets Acquired in 2004
	Noveon International	Hyperdispersants	Total
Receivables	$186.1	$7.3	$193.4
Inventories	179.8	10.5	190.3
Other current assets	62.7	—	62.7
Property and equipment	664.5	5.5	670.0
Goodwill	832.0	75.6	907.6
Intangible assets	378.2	42.7	420.9
Other non-current assets	21.0	—	21.0

Total assets	2,324.3	141.6	2,465.9
Accounts payable	162.3	6.9	169.2
Accrued expenses	109.3	0.1	109.4
Current and long-term debt	1,103.1	—	1,103.1
Noncurrent liabilities	154.1	4.9	159.0

Total liabilities	1,528.8	11.9	1,540.7

Increase in net assets from acquisitions	$795.5	$129.7	$925.2

3. Significant Accounting Policies

General

The accounting policies of Noveon International are consistent, in general, with the accounting policies of the company. However, several policies are being described due to their increased significance, specifically, acquired IPR&D and debt issuance costs.

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

Acquired In-Process Research and Development

Costs to acquire IPR&D projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition.

Debt Issuance Costs

Costs incurred with the issuance of debt and credit facilities are capitalized and amortized over the life of the associated debt using the effective interest method of amortization. In June 2004, the company initially financed the Noveon International acquisition with a temporary bridge facility. Fees associated with the bridge facility were capitalized and amortized over the bridge financing period. A total of $11.2 million was incurred in bridge facility fees in June 2004. These fees were expensed ratably through September 2004 when the bridge facility was repaid in full. In September 2004, the company incurred $16.8 million in debt issuance costs and fees relating to the issuance of $1,150.0 million in senior notes and debentures, and the new $1,075.0 million five-year credit facilities. Such costs are being amortized under the effective interest method over the respective terms of the debt.

Net Income Per Share

Net income per share is computed by dividing net income by the weighted average common shares outstanding during the period, including contingently issuable shares. Net income per diluted share includes the dilutive effect resulting from outstanding stock options and stock awards.

Per share amounts are computed as follows (in millions of dollars except per share data):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income	$32.2	$24.3	$73.6	$79.7

Denominator:
Weighted average common shares outstanding	52.5	51.7	52.0	51.7
Dilutive effect of stock options and awards	0.5	0.3	0.4	0.2

Denominator for net income per share, diluted	53.0	52.0	52.4	51.9

Net income per share, basic	$0.61	$0.47	$1.42	$1.54

Net income per share, diluted	$0.61	$0.47	$1.41	$1.54

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

Weighted average shares issuable upon the exercise of stock options that were excluded from the diluted earnings per share calculations because they were antidilutive for the three-month and nine-month periods ended September 30, 2004 were 0.3 million and 1.3 million, respectively, and for the three-month and nine-month periods ended September 30, 2003 were 2.0 million and 2.7 million, respectively.

Stock-Based Compensation

The company has elected the intrinsic value method to account for employee stock options. The following table shows the pro forma effect on net income per share if the company had applied the fair value recognition provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. Amounts are in millions of dollars except per share data.

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2004	2003	2004	2003
Reported net income	$32.2	$24.3	$73.6	$79.7
Plus: Stock-based employee compensation (net of tax) included in net income	0.5	—	1.4	0.4
Less: Stock-based employee compensation (net of tax) using the fair value method	(1.4)	(1.1)	(3.7)	(3.9)

Pro forma net income	$31.3	$23.2	$71.3	$76.2

Reported net income per share, basic	$0.61	$0.47	$1.42	$1.54

Pro forma net income per share, basic	$0.59	$0.45	$1.38	$1.47

Reported net income per share, diluted	$0.61	$0.47	$1.41	$1.54

Pro forma net income per share, diluted	$0.59	$0.45	$1.37	$1.47

Medicare Prescription Drug Improvement and Modernization Act

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), which will begin in 2006.

The company has determined that its postretirement health care plan provides prescription drug benefits that will qualify for the federal subsidy provided by the Act. As a result, the following actuarially determined changes in accounting for this plan have been recognized in the third quarter of 2004 due to the legislation and in accordance with the provisions of FASB Staff Position FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2).

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

•	The Accumulated Postretirement Benefit Obligation (APBO) determined as of January 1, 2004 has been reduced by approximately $5.7 million. This reduction caused an actuarial gain in accordance with FSP 106-2.

•	The effect of the above gain is to reduce the annual amortization of unrecognized actuarial loss by approximately $0.4 million.

•	The interest and service cost components of the related periodic expense for fiscal year 2004 has been reduced by approximately $0.3 million.

For 2004, the company’s annual net periodic postretirement benefit expense has been reduced by approximately $0.7 million in the aggregate.

Costs Associated with Exit or Disposal Activities

Liabilities for costs associated with exit or disposal activities are recognized and measured initially at fair value when the liability is incurred pursuant to the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which became effective for the company for exit or disposal activities initiated after December 31, 2002.

Guarantees

In December 2002, the FASB issued Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires the disclosure of any guarantees existing prior to January 1, 2003 and the recognition of a liability for any guarantees entered or modified on or after that date. The company does not have any guarantees within the scope of FIN 45.

New Tax Legislation

In October 2004, the American Jobs Creation Act of 2004 was signed into law. We are in the process of evaluating the impact of the new law on the company’s tax provision for the year ended December 31, 2004.

Reclassifications

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

4. Comprehensive Income

Total comprehensive income for the three-month and nine-month periods ended September 30, 2004 and 2003 is comprised as follows (in millions of dollars):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2004	2003	2004	2003
Net income	$32.2	$24.3	$73.6	$79.7
Foreign currency translation adjustment	8.4	3.6	0.7	23.2
Pension plan minimum liability	—	0.2	0.3	0.2
Treasury rate locks	(40.0)	—	(48.0)	—
Unrealized gains (losses) - natural gas hedges	—	(0.3)	0.2	(0.8)
Unrealized gains - interest rate swaps	—	0.4	2.1	1.0

Total comprehensive income	$0.6	$28.2	$28.9	$103.3

5. Segment Reporting

Beginning in the second quarter of 2004, the company reorganized as a result of the Noveon International acquisition into two operating and reporting segments: Lubricant Additives and Specialty Chemicals. The Lubricant Additives segment, also referred to as Lubrizol Additives, represents approximately 56% of the company’s consolidated revenues for the three-month period ended September 30, 2004 and is comprised of the company’s previous businesses in fluid technologies for transportation (FTT), advanced fluid systems, emulsified products and the former industrial additives product group of fluid technologies for industry (FTI). The Specialty Chemicals segment, also referred to as the Noveon segment, represents approximately 44% of the company’s consolidated revenues for the same period and is comprised of the businesses of the acquired Noveon International and the former performance chemicals group of FTI.

Lubricant Additives consists of three product lines: engine additives; specialty driveline and industrial additives; and services and equipment. Engine additives is comprised of additives for lubricating engine oils, such as for gasoline, diesel, marine and stationary gas engines and additive components, additives for fuel products and refinery and oil field chemicals and PuriNOxTM low-emissions diesel fuel. In addition, this product line sells additive components and viscosity improvers within its lubricant and fuel additives products. Specialty driveline and industrial additives is comprised of additives for driveline oils, such as automatic transmission fluids, gear oils and tractor lubricants and industrial additives, such as additives for hydraulic, grease and metalworking fluids, as well as compressor lubricants. Services and equipment is comprised of outsourcing strategies for supply chain and knowledge center management, fluid metering devices, particulate emission trap devices and FluiPakTM sensor systems. The company’s Lubricant Additives product lines are generally produced in shared manufacturing facilities and sold largely to a common customer base.

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

The Specialty Chemicals segment consists of consumer specialties, specialty materials and performance coatings product lines. The consumer specialties product line is characterized by global production of acrylic thickeners, specialty monomers, film formers, fixatives, emollients, silicones, surfactants, botanicals, active pharmaceutical ingredients and intermediates, process chemicals, benzoate preservatives, fragrances, defoamers, synthetic food dyes and natural colorants. The company markets products in the consumer specialties product line to the following primary end-use industries: personal care, pharmaceuticals, textiles and food and beverage. The consumer specialties products are sold to customers worldwide and these customers include major manufacturers of cosmetics, personal care products, water soluble polymers, household products, soft drinks and food products. The specialty materials product line is characterized by products such as chlorinated polyvinyl chloride (CPVC) resins and compounds, reactive liquid polymers (RLP), rubber and lubricant antioxidants and rubber accelerators. The specialty materials product line is also a leading producer of thermoplastic polyurethane (TPU) and cross-linked polyethylene compounds (PEX). The company markets products of specialty materials through the primary product categories of specialty plastics and polymer additives. Specialty materials products are sold to a diverse customer base comprised of major manufacturers in the construction, automotive, telecommunications, electronics, recreation and aerospace industries. The performance coatings product line includes high-performance polymers and additives for specialty paper, printing and packaging, industrial and architectural specialty coatings, inks and textile applications. The company markets the performance coatings products through the primary product categories of performance polymers and resins, pigment dispersants, rheology and surface modifiers and textile performance chemicals. Performance coatings products serve major companies in the specialty paper, printing and packaging, paint and coatings, ink and textile industries.

The company primarily evaluates performance and allocates resources based on segment operating income, defined as revenues less expenses identifiable to each segment, as well as projected future returns. The company has reclassified certain administrative expenses that previously were deducted in arriving at segment operating income and are now classified as unallocated corporate expenses. Segment operating income will reconcile to consolidated income before tax by deducting the write-off of acquired IPR&D projects, restructuring charges, net interest expense, corporate expenses and corporate other income (expense) that are not directly attributable to the reporting segments.

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

The following table presents a summary of the company’s segments for the three-month and nine-month periods ended September 30, 2004 and 2003 based on the current reporting structure. Current year and prior year amounts have been restated to reflect the new reporting classifications of products between the two reporting segments and the new definition of segment operating income (in millions of dollars).

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2004	2003	2004	2003
Revenues from external customers:
Lubricant Additives	$514.8	$445.3	$1,529.4	$1,349.6
Specialty Chemicals	407.8	64.6	693.4	183.2

Total revenues	$922.6	$509.9	$2,222.8	$1,532.8

Segment operating income:
Lubricant Additives	$67.0	$48.2	$202.5	$162.4
Specialty Chemicals	29.5	0.1	46.0	1.5

Segment operating income	96.5	48.3	248.5	163.9
Corporate expenses	(10.5)	(7.6)	(32.3)	(28.0)
Corporate other income (loss)	1.0	(0.6)	2.8	2.7
(Write-off of) credit for acquired in- process research and development	1.5	—	(33.5)	—
Restructuring charges	(10.5)	(0.4)	(18.5)	(7.4)
Interest expense – net	(26.1)	(5.7)	(48.5)	(15.7)

Income before income taxes	$51.9	$34.0	$118.5	$115.5

	September 30,	December 31,
	2004	2003
Segment total assets:
Lubricant Additives	$1,472.1	$1,168.1
Specialty Chemicals	2,591.1	403.6

Total segment assets	4,063.2	1,571.7
Corporate assets	375.4	370.6

Total consolidated assets	$4,438.6	$1,942.3

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

6. Goodwill and Intangible Assets

The major components of the company’s identifiable intangible assets are customer lists, technology, trademarks, patents, land-use rights and non-compete agreements. Excluding the non-amortized trademarks, which are indefinite-lived and will not be amortized, the intangible assets are amortized over the lives of the respective agreements or other periods of value, which range between three and forty years. We assess the indefinite-lived trademarks for impairment separately from goodwill.

The following table shows the components of the company’s identifiable intangible assets as of September 30, 2004 and December 31, 2003 (in millions of dollars):

	September 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	$147.1	$3.9	$3.3	$0.3
Technology	144.8	22.9	38.7	18.3
Trademarks	24.4	1.9	2.2	1.1
Patents	12.4	1.1	1.0	0.3
Land-use rights	7.1	0.7	7.1	0.6
Non-compete agreements	8.8	3.3	6.9	2.0
Other	10.7	0.7	10.6	0.4

Total amortized intangible assets	355.3	34.5	69.8	23.0
Non-amortized trademarks	116.6	—	15.6	—

Total	$471.9	$34.5	$85.4	$23.0

The fair value of intangible assets acquired in acquisitions during 2004 as of the acquisition date is shown below by major asset class. The intangible assets will be amortized over periods ranging from three to twenty years. The company is currently in the process of finalizing the allocation of the purchase price for the Noveon International acquisition and the hyperdispersants business purchased from Avecia, so it is possible the amount of amortization or the purchase price allocation may change. Amounts are in millions of dollars.

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

	Fair Value of Assets Acquired in 2004
	Noveon International	Hyperdispersants	Total
Amortized intangible assets:
Customer lists	$120.2	$24.0	$144.2
Technology	106.1	—	106.1
Trademarks	22.2	—	22.2
Patents	—	11.6	11.6
Non-compete agreements	2.0	—	2.0
Other	33.5	0.1	33.6

Total amortized intangible assets	284.0	35.7	319.7
Unamortized intangible assets:
Non-amortized trademarks	94.2	7.0	101.2

Total	$378.2	$42.7	$420.9

Costs to acquire IPR&D projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition. The Noveon International purchase price included the estimated fair value of research and development projects totaling $33.5 million that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. As a result, the full amount was expensed in the nine-month period ended September 30, 2004. There were approximately nine projects acquired in the Noveon International transaction in several different product lines. The projects are at varying stages of completeness ranging from the early development stage to prototype testing. The company estimates the need to spend approximately $3.0 million to develop the acquired technology and the company expects benefits from these projects to be generated starting in 2005 and continuing into 2006.

Based on current estimates of the fair value of intangible assets for recent acquisitions, annual intangible amortization expense for the next five years will approximate $18.1 million in 2004, $24.9 million in 2005, $24.6 million in 2006, $23.3 million in 2007 and $21.8 million in 2008.

The carrying amount of goodwill by reporting segment is as follows (in millions of dollars):

	Lubricant Additives	Specialty Chemicals	Total
Balance, December 31, 2002	$95.8	$72.6	$168.4
Goodwill acquired	—	36.2	36.2
Translation & other adjustments	3.5	0.6	4.1

Balance, December 31, 2003	$99.3	$109.4	$208.7
Goodwill acquired	—	907.6	907.6
Translation & other adjustments	(0.2)	3.4	3.2

Balance, September 30, 2004	$99.1	$1,020.4	$1,119.5

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

Goodwill is tested for impairment at the reporting unit level annually as of October 1 of each year or if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

7. Pension and Postretirement Benefits

The components of net periodic pension cost and post-employment benefits costs consist of the following (in millions of dollars):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2004	2003	2004	2003
Pension Benefits:
Service cost - benefits earned during period	$7.0	$3.6	$15.7	$10.8
Interest cost on projected benefit obligation	7.3	5.6	20.1	16.8
Expected return on plan assets	(6.9)	(6.6)	(20.1)	(19.8)
Amortization of prior service costs	0.5	0.8	1.5	2.4
Amortization of initial net asset obligation	(0.1)	(0.2)	(0.5)	(0.6)
Settlement loss	5.7	0.1	5.7	0.3
Recognized net actuarial loss	0.9	0.2	2.6	0.6

Net periodic benefit cost	$14.4	$3.5	$25.0	$10.5

Other Benefits:
Service cost - benefits earned during period	$0.6	$0.5	$1.9	$1.5
Interest cost on projected benefit obligation	1.6	1.7	5.1	5.1
Amortization of prior service costs	(1.5)	(1.4)	(4.6)	(4.2)
Recognized net actuarial loss	0.7	0.6	1.9	1.8

Net periodic benefit cost	$1.4	$1.4	$4.3	$4.2

Expected employer contributions for pension benefits in 2004 consist of $10.5 million to the United States (U.S.) qualified plans including Noveon International, and a range of $4.0 million to $5.0 million for the United Kingdom (U.K.) plan. Cash payments to the U.K. plan were $1.0 million in the third quarter of 2004 and $3.5 million in the first nine months of 2004. All expected contributions were made to the U.S. qualified plans in the third quarter of 2004. The U.S. non-qualified plans are unfunded and no contributions are expected to be made in 2004.

The company recorded a $5.7 million settlement charge for the U.S. pension plans in the third quarter of 2004 associated with workforce reductions announced in June 2004.

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

8. Restructuring Charges

The company recorded restructuring charges totaling $18.5 million or $0.23 per share for the nine-month period ended September 30, 2004, related primarily to workforce reductions and asset impairments as a result of the Noveon International acquisition. Of the total charge of $18.5 million incurred in 2004, $8.0 million was recorded in the second quarter and $10.5 million was recorded in the third quarter. The workforce reductions are estimated to result in pre-tax savings of approximately $7.1 million in 2004 and annual pre-tax savings of approximately $18.3 million thereafter.

The third quarter charge of $10.5 million included a $5.7 million non-cash pension benefit settlement charge. The remaining $4.8 million charge consisted of $1.1 million of impaired assets related to PuriNOxTM technology and $3.7 million resulting from employee severance costs relating to workforce reductions. The aggregate restructuring charge for the nine-month period consisted of $15.7 million for workforce reductions, including the $5.7 million non-cash pension benefit settlement, and a write-off of $2.8 million of impaired assets related to PuriNOxTM technology.

During 2004, the company eliminated more than 100 positions, primarily at the Wickliffe, Ohio headquarters. These reductions are expected to be completed by the end of the fourth quarter. Cash expenditures through September 30, 2004 were $6.7 million, with a remaining accrued liability of $3.3 million at September 30, 2004 relating to employee severance costs.

At December 31, 2003, there was a liability recorded of $12.4 million, primarily related to the 2003 workforce reductions in the U.S. that occurred in November 2003. Cash expenditures related to this liability were $0.5 million for the third quarter of 2004 and $12.2 million for the first nine months of 2004. An accrued liability of $0.2 million remains at September 30, 2004.

The following table details the reconciliation of the liability for the periods ended September 30, 2004 (in millions of dollars):

	Three-Month Period	Nine-Month Period
Beginning balance	$5.7	$12.4
Restructuring charges	10.5	18.5
Less cash paid	(5.9)	(18.9)
Less pension settlement obligation	(5.7)	(5.7)
Less asset impairments	(1.1)	(2.8)

Balance, September 30, 2004	$3.5	$3.5

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

9. Debt and Financial Instruments

The company’s debt is comprised of the following (in millions of dollars):

	September 30, 2004	December 31, 2003
Short-term debt consists of:
Yen denominated, at weighted-average rates of 0.5% and 0.8%	$9.9	$2.8
Current portion of long-term debt	43.5	0.1

Total	$53.4	$2.9

Long-term debt consists of:
4.625% notes, due 2009, net of original issue discount of $0.3 million	$399.7	$—
5.5% notes, due 2014, net of original issue discount of $3.0 million	447.0	—
6.5% debentures, due 2034, net of original issue discount of $5.0 million	295.0	—
5.875% notes, due 2008, including a fair value adjustment of $6.3 million for unrealized gain on derivative hedge instruments in 2004 and remaining unamortized gain on termination of swaps of $11.4 million and $13.4 million in 2004 and 2003, respectively	217.7	213.4
7.25% debentures, due 2025	100.0	100.0
Debt supported by long-term banking arrangements:
Term loans, at 3.1%	575.0	—
Commercial paper at a weighted-average rate of 1.1%	—	50.0
Marine terminal refunding revenue bonds, at 1.3%, due 2018	—	18.4
Other	6.7	5.0

	2,041.1	386.8
Less current portion	43.5	0.1

Total	$1,997.6	$386.7

The scheduled principal payments for all outstanding debt are $2.7 million in 2004, $64.8 million in 2005, $62.1 million in 2006, $57.6 million in 2007, $257.7 million in 2008 and $1,596.6 million thereafter.

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

In September 2004, the company issued senior unsecured notes and debentures having an aggregate principal amount of $1,150.0 million including: $400.0 million 4.625% notes due October 1, 2009; $450.0 million 5.5% notes due October 1, 2014; and $300.0 million 6.5% debentures due October 1, 2034. The price to the public was 99.911% per 2009 note, 99.339% per 2014 note, and 98.341% per 2034 debenture. The resulting original issue discount of $8.3 million was recorded as a reduction of the underlying debt issuances and will be amortized over the life of the debt using the effective interest method. Interest is payable semi-annually on April 1 and October 1 of each year, beginning April 1, 2005. The notes and debentures have no sinking fund requirement, but are redeemable, in whole or in part, at the option of the company. The company’s wholly owned direct and indirect domestic subsidiaries guarantee the notes and debentures on an unsecured and unsubordinated basis. The proceeds from these notes and debentures were used to repay a portion of the 364-day credit facility that was utilized to bridge finance the Noveon International acquisition. Including debt issuance costs, original issue discounts and losses on Treasury rate lock agreements, the 2009 notes, 2014 notes and 2034 debentures have effective annualized interest rates of approximately 5.2%, 6.2% and 6.7%, respectively, with a weighted average interest rate for the aggregate issuances of approximately 6.0%.

In August 2004, the company entered into a new five-year $1,075.0 million unsecured bank credit agreement consisting of: $575.0 million in term loans and a $500.0 million committed revolving credit facility. This credit agreement permits the company to borrow at variable rates based upon the U.S. prime rate or LIBOR plus a specified spread. The spread is dependent on the company’s long-term unsecured senior debt rating from Standard and Poor’s and/or Moody’s Investor Services. Each of the company’s wholly owned direct and indirect domestic subsidiaries unconditionally guarantee all of the obligations under the credit agreement. In September 2004, the company borrowed $575.0 million in term loans, the proceeds of which were used to repay a portion of the 364-day credit facility used to bridge finance the Noveon International acquisition. Principal on the term loans is due quarterly in equal installments of $14.4 million beginning March 31, 2005, with any remaining unpaid balance due in September 2009. The loans are pre-payable at any time without penalty. There were no outstanding revolving credit facility borrowings as of September 30, 2004.

The net proceeds to the company from the senior unsecured notes and debentures as well as the term loans were approximately $1,699.9 million, which is net of approximately $16.8 million in debt issuance costs and $8.3 million in original issue discounts.

In May 2004, the company obtained a 364-day credit facility of $2,450.0 million for the purpose of bridge financing the Noveon International acquisition. This credit facility enabled the company to borrow at or below the U.S. prime rate. In June 2004, the company borrowed $1,797.0 million to finance the Noveon International acquisition and repay a portion of the assumed Noveon International debt. In addition, in July 2004, the company borrowed $175.0 million to repay the outstanding seller notes also assumed as part of the Noveon International acquisition.

The company repaid the bridge credit facility in September 2004 with proceeds from the issuance of 13.4 million common shares, $1,150.0 in notes and debentures and $575.0 million in bank term loans. The company cancelled the bridge credit facility effective September 28, 2004. Additionally, the company subsequently prepaid $40.0 million in term loans in October 2004 with proceeds from the issuance of an additional 1.3 million common shares due to the exercise of the over-allotment option relating to the 13.4 million common share issuance.

In addition, the company had a committed revolving credit facility of $350.0 million with an original expiration date of July 17, 2006. The company repaid all outstanding borrowings and cancelled this credit facility on September 28, 2004. Immediately prior to cancellation, there were outstanding

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

borrowings under this facility of $75.0 million, the proceeds of which were used to fund the repayment of previously outstanding commercial paper and marine terminal bonds, and liabilities associated with the termination of various floating-to-fixed rate swaps.

In June 2004, the company entered into several Treasury rate lock agreements with an aggregate notional principal amount of $900.0 million, all maturing September 30, 2004, whereby the company had locked in Treasury rates relating to a portion of the then anticipated public debt securities issuance. These rate locks were designated as cash-flow hedges of the forecasted semi-annual interest payments associated with the expected debt issuance. In September 2004, the company incurred a loss on the termination of these agreements in an aggregate amount of $73.9 million. Gains and losses on terminations of Treasury rate lock agreements designated as cash-flow hedges are deferred and amortized as an adjustment to interest expense over the life of the corresponding debt issuance using the effective interest method. The unamortized balance of the Treasury rate lock recorded in accumulated other comprehensive income as of September 30, 2004 was $48.0 million, net of tax.

In May 2000, the company borrowed $18.4 million through the issuance of marine terminal refunding revenue bonds, the proceeds of which were used to repay previously issued marine terminal refunding revenue bonds. The bonds had a stated maturity of July 1, 2018; however, the company called the bonds, at par, effective June 1, 2004.

In June 2004, the company entered into interest rate swap agreements that effectively convert the interest on $200.0 million of outstanding 5.875% notes due 2008 to a variable rate of six-month LIBOR plus 111 basis points. These swaps are designated as fair value hedges of underlying fixed-rate debt obligations and are recorded as an increase in noncurrent assets and long-term debt. The fair value of the interest rate swaps included in long-term debt was $6.3 million at September 30, 2004, an increase of $4.9 million since June 30, 2004.

In July 2002, the company terminated its interest rate swap agreements expiring December 2008, which converted fixed-rate interest on $100.0 million of its 5.875% debentures to a variable rate. In terminating the swaps, the company received cash of $18.1 million, which is being amortized as a reduction of interest expense through December 1, 2008, the due date of the underlying debt. Gains and losses on terminations of interest rate swap agreements designated as fair value hedges are deferred as an adjustment to the carrying amount of the outstanding obligation and amortized as an adjustment to interest expense related to the obligation over the remaining term of the original contract life of the terminated swap agreement. In the event of early extinguishment of the outstanding obligation, any unamortized gain or loss from the swaps would be recognized in the consolidated statement of income at the time of such extinguishment. In 2002, the company recorded a $17.3 million unrealized gain, net of accrued interest, on the termination of the interest rate swaps as an increase in the underlying long-term debt. The remaining unrealized gain is $11.4 million and $13.4 million at September 30, 2004 and December 31, 2003, respectively.

The company also has an interest rate swap agreement, which expires in October 2006, that exchanges variable-rate interest obligations on a notional principal amount of Japanese yen 500 million for a fixed rate of 2.0%. This interest rate swap is designated as a cash-flow hedge.

After the announcement of the Noveon International acquisition, the company’s long-term debt and commercial paper credit ratings were downgraded. The credit rating change eliminated the company’s access to the commercial paper market. As a result, in April 2004, the company terminated its interest rate swap agreements expiring in March 2005, which exchanged variable-rate interest obligations on a

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

notional principal amount of $50.0 million for a fixed rate of 7.6%. The termination of the swap agreements resulted in a $2.9 million pre-tax charge recognized in the second quarter of 2004.

10. Shareholders’ Equity

The following table summarizes the changes in shareholders’ equity since December 31, 2003 (in millions of dollars):

		Shareholders’ Equity
	Number of Shares Outstanding	Common Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2003	51.6	$123.8	$865.5	$(36.0)	$953.3
Comprehensive income:
Net income			73.6		73.6
Other comprehensive loss				(44.7)	(44.7)

Comprehensive income					28.9
Dividends declared			(43.9)		(43.9)
Common shares – issued in public offering	13.4	427.2			427.2
Deferred stock compensation		2.7			2.7
Common shares – treasury:
Shares issued upon exercise of stock options and awards	0.4	11.2			11.2

Balance, September 30, 2004	65.4	$564.9	$895.2	$(80.7)	$1,379.4

In September 2004, the company issued and sold 13.4 million common shares at a price of $33.25 per share. Net proceeds from the sale of common shares were $427.2 million and were used primarily to repay the temporary bridge loan that financed a portion of the Noveon International acquisition.

In October 2004, the company issued an additional 1.3 million common shares at a price of $33.25 per share due to the exercise of the over-allotment option relating to the September common share offering. This issuance generated net proceeds to the company of $42.8 million, which were utilized to repay $40.0 million in term loan debt.

11. Contingencies

The company has numerous purchase commitments for materials, supplies and energy in the ordinary course of business. The company has numerous sales commitments for product supply contracts in the ordinary course of business.

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

General

There are pending or threatened claims, lawsuits and administrative proceedings against the company or its subsidiaries, all arising from the ordinary course of business with respect to commercial, product liability and environmental matters, which seek remedies or damages. The company believes that any liability that may finally be determined with respect to commercial and product liability claims should not have a material adverse effect on the company’s consolidated financial position, results of operations or cash flows. From time to time, the company is also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

Environmental

The company and its subsidiaries are generators of both hazardous and non-hazardous wastes, the treatment, storage, transportation and off-site disposal of which are regulated by various laws and governmental regulations. These laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 (collectively known as Superfund), and the Resource Conservation and Recovery Act of 1976 (RCRA) and other state laws, generally impose liability for costs to investigate and remediate contamination without regard to fault and under certain circumstances liability may be joint and several resulting in one party being held responsible for the entire obligation. Liability may also include damages to natural resources. Although the company believes past operations were in substantial compliance with the then-applicable regulations, either the company or the predecessor of Noveon International, the Performance Materials Segment of Goodrich Corporation (Goodrich), has been designated as a potentially responsible party (PRP) under Superfund or an owner/operator under RCRA or other statutory definition that may apply by the U.S. Environmental Protection Agency (EPA), or similar state agencies, in connection with several sites including both third party and/or current operating facilities.

The company initiates corrective and/or preventive environmental projects to ensure environmental compliance and safe and lawful activities at its current operations. The company also conducts compliance and management systems audits.

The company’s environmental engineers and consultants review and monitor environmental issues at operating facilities, as well as off-site disposal sites at which the company has been identified as a PRP. This process includes investigation, remedial action selection and implementation, as well as negotiations with other parties, which primarily include PRPs, past owners and operators and governmental agencies. Our estimates of environmental liabilities are based on the results of this process. We revise our estimates accordingly as events in this process occur and additional information is obtained.

The company’s environmental reserves, measured on an undiscounted basis, totaled $31.4 million at September 30, 2004 and $9.8 million at December 31, 2003. Of these amounts, $4.0 million and $1.2 million were included in accrued expenses and other current liabilities at September 30, 2004 and December 31, 2003, respectively.

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

The increase in the company’s environmental reserves at September 30, 2004 compared with December 31, 2003 was primarily due to the Noveon International acquisition. The company’s September 30, 2004 balance sheet includes liabilities, measured on an undiscounted basis, of $19.4 million to cover future environmental expenditures for Noveon International sites either payable by Noveon International or indemnifiable by Goodrich. Accordingly, the current portion of the Noveon International environmental obligations of $0.8 million is recorded in accrued expenses and other current liabilities and $1.4 million of the recovery due from Goodrich is recorded in receivables. Non-current Noveon International liabilities include $18.6 million and other assets include $6.7 million reflecting the recovery due from Goodrich.

Goodrich provided Noveon International with an indemnity for various environmental liabilities. The company estimates Goodrich’s share of such currently identified liabilities under the indemnity, which extends through February 2011, to be about $8.1 million. In addition to Goodrich’s indemnity, several other indemnities from third parties such as past owners relate to specific environmental liabilities. Goodrich and other third party indemnitors are currently indemnifying Noveon International for several environmental remediation projects. Goodrich’s share of all of these liabilities may increase to the extent such third parties fail to honor their indemnity obligations through February 2011.

The company believes that its environmental accruals are adequate based on currently available information. The company believes that it is reasonably possible that $2.8 million in additional costs may be incurred at certain locations beyond the amounts accrued as a result of new information, newly discovered conditions or a change in the law. Additionally, as the indemnification from Goodrich extends through February 2011, changes in assumptions regarding when costs will be incurred may result in additional expenses to the company. Additional costs in excess of $2.8 million cannot currently be estimated.

12. Guarantor and Non-Guarantor Subsidiary Information

The repayment of the unsecured senior notes, debentures and bank term loans is unconditionally guaranteed on a joint and several basis by the company and its direct and indirect, wholly owned, domestic subsidiaries. The following supplemental consolidating condensed financial information presents the balance sheets of the company as of September 30, 2004 and December 31, 2003 and its statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003 and its statements of cash flows for the nine-month periods ended September 30, 2004 and 2003.

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

	Condensed Consolidating Statement of Income Three-Month Period Ended September 30, 2004
(In Millions of Dollars)	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Total Consolidated
Net sales	$308.6	$308.2	$443.6	$(139.1)	$921.3
Royalties and other revenues	1.0	0.3	—	—	1.3

Total revenues	309.6	308.5	443.6	(139.1)	922.6
Cost of sales	236.3	253.4	341.5	(139.1)	692.1
Selling and administrative expenses	36.0	20.5	31.0	—	87.5
Amortization of intangible assets	0.8	3.7	0.5	—	5.0
Research, testing and development expenses	24.7	13.6	12.8	—	51.1
Credit for acquired in-process research and development	—	(1.5)	—	—	(1.5)
Restructuring charges	8.3	0.2	2.0	—	10.5

Total costs and expenses	306.1	289.9	387.8	(139.1)	844.7
Other income (expense) - net	8.4	3.2	(11.0)	(0.5)	0.1
Interest income (expense) - net	(27.5)	0.8	0.6	—	(26.1)
Equity in income of subsidiaries	45.4	15.3	—	(60.7)	—

Income before income taxes	29.8	37.9	45.4	(61.2)	51.9
Provision for (benefit from) income taxes	(2.6)	0.2	22.1	—	19.7

Net income	$32.4	$37.7	$23.3	$(61.2)	$32.2

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

	Condensed Consolidating Statement of Income Nine-Month Period Ended September 30, 2004
(In Millions of Dollars)	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Total Consolidated
Net sales	$924.3	$506.7	$1,125.7	$(337.3)	$2,219.4
Royalties and other revenues	2.6	0.8	—	—	3.4

Total revenues	926.9	507.5	1,125.7	(337.3)	2,222.8
Cost of sales	688.8	410.0	886.5	(337.3)	1,648.0
Selling and administrative expenses	108.9	37.1	63.5	—	209.5
Amortization of intangible assets	2.2	7.4	1.8	—	11.4
Research, testing and development expenses	79.9	20.7	36.8	—	137.4
Write off of acquired in-process research and development	—	33.5	—	—	33.5
Restructuring charges	14.1	0.7	3.7	—	18.5

Total costs and expenses	893.9	509.4	992.3	(337.3)	2,058.3
Other income (expense) - net	28.2	10.0	(33.9)	(1.8)	2.5
Interest income (expense) - net	(47.0)	(2.5)	1.0	—	(48.5)
Equity in income of subsidiaries	66.8	23.7	—	(90.5)	—

Income before income taxes	81.0	29.3	100.5	(92.3)	118.5
Provision for income taxes	7.4	—	37.5	—	44.9

Net income	$73.6	$29.3	$63.0	$(92.3)	$73.6

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

	Condensed Consolidating Statement of Income Three-Month Period Ended September 30, 2003
(In Millions of Dollars)	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Total Consolidated
Net sales	$255.7	$55.0	$272.3	$(73.9)	$509.1
Royalties and other revenues	0.7	0.1	—	—	0.8

Total revenues	256.4	55.1	272.3	(73.9)	509.9
Cost of sales	191.6	43.0	217.5	(74.6)	377.5
Selling and administrative expenses	31.9	5.5	11.3	—	48.7
Amortization of intangible assets	0.7	0.4	0.1	—	1.2
Research, testing and development expenses	27.4	1.9	11.7	—	41.0
Restructuring charges	—	—	0.4	—	0.4

Total costs and expenses	251.6	50.8	241.0	(74.6)	468.8
Other income (expense) - net	7.6	3.1	(11.2)	(0.9)	(1.4)
Interest expense - net	(5.6)	—	(0.1)	—	(5.7)
Equity in income of subsidiaries	18.0	48.0	—	(66.0)	—

Income before income taxes	24.8	55.4	20.0	(66.2)	34.0
Provision for income taxes	1.0	2.5	6.0	0.2	9.7

Net income	$23.8	$52.9	$14.0	$(66.4)	$24.3

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

	Condensed Consolidating Statement of Income Nine-Month Period Ended September 30, 2003
(In Millions of Dollars)	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Total Consolidated
Net sales	$790.2	$152.1	$829.6	$(241.5)	$1,530.4
Royalties and other revenues	2.2	0.2	—	—	2.4

Total revenues	792.4	152.3	829.6	(241.5)	1,532.8
Cost of sales	580.3	120.5	660.8	(243.2)	1,118.4
Selling and administrative expenses	100.0	16.5	33.1	—	149.6
Amortization of intangible assets	2.1	1.2	0.2	—	3.5
Research, testing and development expenses	85.1	4.8	33.4	—	123.3
Restructuring charges	—	—	7.4	—	7.4

Total costs and expenses	767.5	143.0	734.9	(243.2)	1,402.2
Other income (expense) - net	17.2	12.7	(27.9)	(1.4)	0.6
Interest income (expense) - net	(16.4)	—	0.7	—	(15.7)
Equity in income of subsidiaries	59.3	53.2	—	(112.5)	—

Income before income taxes	85.0	75.2	67.5	(112.2)	115.5
Provision for income taxes	6.2	7.5	21.4	0.7	35.8

Net income	$78.8	$67.7	$46.1	$(112.9)	$79.7

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

	Condensed Consolidating Balance Sheet September 30, 2004
(In Millions of Dollars)	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and short-term investments	$37.0	$9.5	$237.6	$—	$284.1
Receivables	136.1	153.5	305.4	—	595.0
Inventories	95.7	164.7	293.1	(33.9)	519.6
Other current assets	20.1	31.9	8.7	9.7	70.4

Total current assets	288.9	359.6	844.8	(24.2)	1,469.1

Property and equipment - at cost	1,189.9	566.3	929.9	—	2,686.1
Less accumulated depreciation	786.0	40.4	513.6	—	1,340.0

Property and equipment - net	403.9	525.9	416.3	—	1,346.1

Goodwill	26.7	776.5	316.3	—	1,119.5
Intangible assets - net	11.8	314.7	110.9	—	437.4
Investments in subsidiaries and intercompany balances	2,991.3	1,436.9	(149.1)	(4,279.1)	—
Investments in non-consolidated companies	5.2	1.7	—	—	6.9
Other assets	38.8	8.7	12.1	—	59.6

TOTAL	$3,766.6	$3,424.0	$1,551.3	$(4,303.3)	$4,438.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$43.1	$—	$10.3	$—	$53.4
Accounts payable	88.3	57.5	112.8	—	258.6
Accrued expenses and other current liabilities	104.2	138.4	101.0	—	343.6

Total current liabilities	235.6	195.9	224.1	—	655.6

Long-term debt	1,991.2	—	6.4	—	1,997.6
Postretirement health care obligations	93.6	3.9	5.9	—	103.4
Noncurrent liabilities	46.1	44.0	72.3	—	162.4
Deferred income taxes	—	49.8	37.9	—	87.7

Total liabilities	2,366.5	293.6	346.6	—	3,006.7

Minority interest in consolidated companies	—	—	—	52.5	52.5
Total shareholders’ equity	1,400.1	3,130.4	1,204.7	(4,355.8)	1,379.4

TOTAL	$3,766.6	$3,424.0	$1,551.3	$(4,303.3)	$4,438.6

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

	Condensed Consolidating Balance Sheet December 31, 2003
(In Millions of Dollars)	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Total Consolidated
ASSETS
Cash and short-term investments	$56.3	$(1.0)	$203.4	$—	$258.7
Receivables	100.9	39.2	184.5	—	324.6
Inventories	76.8	44.3	216.6	(25.8)	311.9
Other current assets	26.4	0.7	6.6	9.0	42.7

Total current assets	260.4	83.2	611.1	(16.8)	937.9

Property and equipment - at cost	1,156.7	71.5	732.3	—	1,960.5
Less accumulated depreciation	757.1	14.2	499.2	—	1,270.5

Property and equipment - net	399.6	57.3	233.1	—	690.0

Goodwill	24.9	124.8	59.0	—	208.7
Intangible assets - net	12.2	32.8	17.4	—	62.4
Investments in subsidiaries and intercompany balances	934.2	811.0	(96.9)	(1,648.3)	—
Investments in non-consolidated companies	5.6	0.7	—	—	6.3
Other assets	20.5	3.4	13.1	—	37.0

TOTAL	$1,657.4	$1,113.2	$836.8	$(1,665.1)	$1,942.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$—	$—	$2.9	$—	$2.9
Accounts payable	64.0	17.4	61.7	—	143.1
Accrued expenses and other current liabilities	79.9	20.7	52.9	—	153.5

Total current liabilities	143.9	38.1	117.5	—	299.5

Long-term debt	381.8	—	4.9	—	386.7
Postretirement health care obligations	92.9	—	5.5	—	98.4
Noncurrent liabilities	44.7	—	55.6	—	100.3
Deferred income taxes	24.0	6.9	21.9	—	52.8

Total liabilities	687.3	45.0	205.4	—	937.7

Minority interest in consolidated companies	—	—	—	51.3	51.3
Total shareholders’ equity	970.1	1,068.2	631.4	(1,716.4)	953.3

TOTAL	$1,657.4	$1,113.2	$836.8	$(1,665.1)	$1,942.3

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

	Condensed Consolidating Statement of Cash Flows Nine-Month Period Ended September 30, 2004
(In Millions of Dollars)	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Total Consolidated

CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
Net income	$73.6	$29.3	$63.0	$(92.3)	$73.6
Adjustments to reconcile net income to cash provided by (used for) operating activities	(6.4)	(33.3)	66.4	92.3	119.0

Total operating activities	67.2	(4.0)	129.4	—	192.6
INVESTING ACTIVITIES:
Capital expenditures	(39.7)	(19.5)	(23.2)	—	(82.4)
Acquisitions and investments in nonconsolidated companies	(3.6)	(828.4)	(126.2)	—	(958.2)
Other items – net	0.1	0.1	1.3	—	1.5

Total investing activities	(43.2)	(847.8)	(148.1)	—	(1,039.1)
FINANCING ACTIVITIES:
Changes in short-term debt – net	—	(78.3)	8.6	—	(69.7)
Repayments of long-term debt	(93.4)	(1,024.6)	—	—	(1,118.0)
Proceeds from the issuance of long-term debt	1,741.7	—	1.5	—	1,743.2
Dividends paid	(40.3)	—	—	—	(40.3)
Changes in intercompany activities	(2,006.9)	1,966.0	40.9	—	—
Proceeds from sale of common shares	427.2	—	—	—	427.2
Payment of debt issuance costs	(73.9)	—	—	—	(73.9)
Payment of treasury rate lock settlement	(16.8)	—	—	—	(16.8)
Proceeds from the exercise of stock options	12.8	—	—	—	12.8

Total financing activities	(49.6)	863.1	51.0	—	864.5
Effect of exchange rate changes on cash	6.4	(0.8)	1.8	—	7.4

Net (decrease) increase in cash and short-term investments	(19.2)	10.5	34.1	—	25.4
Cash and short-term investments at beginning of period	56.2	(1.0)	203.5	—	258.7

Cash and short-term investments at end of period	$37.0	$9.5	$237.6	$—	$284.1

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2004

	Condensed Consolidating Statement of Cash Flows Nine-Month Period Ended September 30, 2004
(In Millions of Dollars)	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Total Consolidated

CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
Net income	$78.8	$67.7	$46.1	$(112.9)	$79.7
Adjustments to reconcile net income to cash provided by (used for) operating activities	(22.4)	48.8	(105.3)	112.9	34.0

Total operating activities	56.4	116.5	(59.2)	—	113.7
INVESTING ACTIVITIES:
Capital expenditures	(31.8)	(7.0)	(20.7)	—	(59.5)
Acquisitions and investments in nonconsolidated companies	(4.2)	(63.3)	—	—	(67.5)
Other items – net	0.8	(0.7)	0.4	—	0.5

Total investing activities	(35.2)	(71.0)	(20.3)	—	(126.5)
FINANCING ACTIVITIES:
Changes in short-term debt – net	—	(0.1)	(6.3)	—	(6.4)
Repayments of long-term debt	—	—	(0.2)	—	(0.2)
Dividends paid	(40.2)	—	—	—	(40.2)
Changes in intercompany activities	(72.7)	(44.1)	116.8	—	—
Proceeds from the exercise of stock options	3.7	—	—	—	3.7

Total financing activities	(109.2)	(44.2)	110.3	—	(43.1)
Effect of exchange rate changes on cash	—	0.1	4.6	—	4.7

Net (decrease) increase in cash and short-term investments	(88.0)	1.4	35.4	—	(51.2)
Cash and short-term investments at beginning of period	116.5	(1.9)	151.8	—	266.4

Cash and short-term investments at end of period	$28.5	$(0.5)	$187.2	$—	$215.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a leading global producer and marketer of technologically advanced chemicals and specialty materials for the transportation, consumer and industrial markets. Our business is founded on technological leadership. Innovation provides opportunities for us in growth markets as well as advantages over our competitors. From a base of approximately 3,000 patents, we use our product development and formulation expertise to sustain our leading market positions and fuel our future growth. We create additives, ingredients, resins and compounds that enhance the performance, quality and value of our customers’ products, while minimizing their environmental impact. Our products are used in a broad range of applications, and are sold into stable markets such as those for engine oils, specialty driveline lubricants and metalworking fluids, as well as higher growth markets such as personal care and pharmaceutical products and performance coatings and inks. Our specialty materials products are also used in a variety of industries, including the telecommunications, construction, footwear and automotive industries. We are an industry leader in the majority of our businesses.

We are geographically diverse, with an extensive global manufacturing, supply chain, technical and commercial infrastructure. We operate facilities in 26 countries, comprised of production facilities in 22 countries, laboratories in six countries and offices in 25 countries, through the efforts of approximately 7,700 employees. We sell our products in more than 100 countries and believe that our customers value our ability to provide customized, high quality, cost-effective performance formulations and solutions worldwide. We also believe that our customers value our global supply chain capabilities.

On June 3, 2004, we completed the acquisition of Noveon International, Inc. (Noveon International), a leading global producer and marketer of technologically advanced specialty materials and chemicals used in the industrial and consumer markets. With the acquisition of Noveon International, we have accelerated our program to attain a substantial presence in the personal care and coatings markets by adding a number of higher growth, industry-leading products under highly recognizable brand names, including Carbopol® and Hycar®, to our already strong portfolio of lubricant and fuel additives, and consumer products. Additionally, Noveon International has a number of industry-leading and strong, cash flow-generating specialty materials businesses, including TempRite® CPVC and Estane® TPU.

Noveon International was acquired for cash of $920.2 million plus transaction costs of $11.2 million less certain seller expenses of $32.9 million and less cash acquired of $103.0 million. In addition, we assumed $1,103.1 million of long-term indebtedness from Noveon International. Noveon International had 2003 revenues of $1,135.9 million.

The acquisition and related costs were initially financed with the proceeds of a $2,450.0 million 364-day bridge credit facility. Shortly after the acquisition, we repaid substantially all of the assumed long-term debt with proceeds of the temporary bridge loan. The temporary bridge loan was repaid in full in September 2004 when we secured our permanent financing. This financing structure included the issuance of 13.4 million common shares in an underwritten offering, $1,150.0 million in unsecured senior notes and debentures and a $575.0 million bank term loan resulting in $2,127.1 million of net proceeds to the company. In addition, in October 2004, 1.3 million common shares were issued resulting in net proceeds of $42.8 million of which $40.0 million were utilized to reduce the bank term loans.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our consolidated balance sheet as of September 30, 2004 reflects the acquisition of Noveon International under the purchase method of accounting. We recorded various assets acquired and liabilities assumed, primarily working capital accounts, of Noveon International at their estimated fair values that we determined based on the information currently available. Appraisals of long-lived assets and identifiable intangible assets, including an evaluation of in-process research and development (IPR&D) projects, are currently underway and will be substantially complete by December 31, 2004. In addition, we are valuing the projected pension and other post-employment benefit obligations and we have reflected estimates of these in the preliminary allocation of purchase price. These amounts are subject to adjustment based on the completion of the valuations and appraisals. Accordingly, the preliminary purchase price allocation is subject to revision.

The purchase price includes the estimated fair value of research and development projects totaling $33.5 million that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. Approximately $35.0 million for the estimated fair value of the IPR&D was immediately expensed in the second quarter of which $1.5 million, or $.01 per share, was subsequently reversed in the third quarter of 2004 based upon the refinement of our updated preliminary valuation analysis. The $33.5 million charge for the nine-month period ended September 30, 2004 approximates $.40 on a per share basis. There were approximately nine projects acquired in the Noveon International transaction in several different product lines. The projects are at varying stages of completeness ranging from the early development stage to prototype testing. We estimate the need to spend approximately $3.0 million to develop the acquired technology and we expect the benefit from these projects to be generated starting in 2005 and continuing into 2006. The inventory step-up to fair value totaled $24.2 million and we expensed $4.9 million and $9.8 million, or $.06 per share and $.12 per share, of the step-up to cost of sales in the three-month and nine-month periods ended September 30, 2004, respectively. As the remaining step-up relates to inventories accounted for on the LIFO (last-in, first-out) method of accounting, we do not anticipate that additional amounts of the step-up will be expensed in 2004. The 2004 historical results only include revenues and expenses of Noveon International since the date of acquisition

In the second quarter of 2004, we reorganized our business as a result of the Noveon International acquisition into two operating and reporting segments: the Lubricant Additives segment, also referred to as Lubrizol Additives, and the Specialty Chemicals segment, also referred to as the Noveon segment. The Lubricant Additives segment is comprised of our previous business in fluid technologies for transportation (FTT), advanced fluid systems, emulsified products and the former industrial additives product group of fluid technologies for industry (FTI). The Specialty Chemicals segment is comprised of the businesses of the acquired Noveon International and the former performance chemicals group of FTI. Note 5 to the unaudited consolidated financial statements contains our segment reporting disclosure including a further description of the nature of our operations, the product lines within each of the reporting segments and related financial disclosures for the reportable segments. See also the “Segment Analysis” section for further financial disclosures by reporting segment including segment profitability.

RESULTS OF OPERATIONS

Our revenues increased in both the third quarter and first nine months of 2004 as compared to the same periods in 2003, primarily due to acquisitions. Excluding acquisitions, revenues increased primarily due to higher ongoing shipment volume and higher average selling price due to the combination of price and product mix. The increased revenues partially were offset by higher raw material costs and manufacturing expenses. Primarily as a result of these factors, gross profit increased 74% and 39% in the third quarter and first nine months of 2004 compared with the same periods in 2003, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The changes in consolidated revenues are summarized as follows:

ANALYSIS OF REVENUES

(in millions of dollars)

					Excluding Acquisitions
	2004	2003	$ Change	% Change	$ Change	% Change
Third Quarter:
Net sales	$921.3	$509.1	$412.2	81%	$72.4	14%
Royalties and other revenues	1.3	0.8	0.5	63%	0.3	39%

Total revenues	$922.6	$509.9	$412.7	81%	$72.7	14%

Year-To-Date:
Net sales	$2,219.4	$1,530.4	$689.0	45%	$200.5	13%
Royalties and other revenues	3.4	2.4	1.0	42%	0.8	34%

Total revenues	$2,222.8	$1,532.8	$690.0	45%	$201.3	13%

Consolidated revenues increased 81% in the third quarter of 2004 and 45% in the first nine months of 2004 compared to the same periods in 2003. The 2004 and 2003 acquisitions accounted for the majority of the increase in revenues. Acquisitions in 2004 included Noveon International and the hyperdispersants business purchased from Avecia. Acquisitions in 2003 included the personal care specialty ingredients business purchased from Amerchol Corporation, a subsidiary of The Dow Chemical Company, and the silicone product lines purchased from BASF. The 2004 and 2003 acquisitions contributed $340.0 million and $488.7 million towards the increase in revenues in the third quarter and the first nine months of 2004 compared with the same periods in 2003, respectively.

Excluding acquisitions, revenues increased 14% in the third quarter of 2004 due to an 8% increase in ongoing shipment volume and higher average selling price, compared to the same period in 2003. Excluding acquisitions, revenues increased 13% for the first nine months of 2004, due to a 7% increase in ongoing shipment volume and higher average selling price.

The following table shows our shipment volume by geographic zone in the third quarter and the first nine months of 2004.

	3rd QTR 2004 Volume	YTD 2004 Volume
North America	50%	48%
Europe	26%	27%
Asia-Pacific / Middle East	18%	19%
Latin America	6%	6%

Total	100%	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Shipment volume patterns vary in different geographic zones. The following table shows the changes in shipment volume by geographic zone in the third quarter and the first nine months of 2004, compared with the corresponding periods in 2003.

		Excluding Acquisitions
	2004 vs. 2003 % Change	2004 vs. 2003 % Change
Third Quarter:
North America	63%	3%
Europe	38%	15%
Asia-Pacific/Middle East	48%	20%
Latin America	17%	(12%)
Total	50%	8%
Year-To-Date:
North America	33%	5%
Europe	19%	8%
Asia-Pacific/Middle East	29%	17%
Latin America	7%	(5%)
Total	26%	7%

Segment shipment volume variances by geographic zone as well as the factors explaining the changes in segment revenues for the third quarter and the first nine months of 2004 compared with the respective periods of 2003 are contained under the “Segment Analysis” section below.

ANALYSIS OF COSTS AND EXPENSES

(in millions of dollars)

					Excluding Acquisitions
	2004	2003	$ Change	% Change	$ Change	% Change
Third Quarter:
Cost of sales	$692.1	$377.5	$314.6	83%	$57.4	15%
Selling and administrative expenses	87.5	48.7	38.8	80%	4.3	9%
Research, testing and development expenses	51.1	41.0	10.1	25%	(3.7)	(9%)
Amortization of intangible assets	5.0	1.2	3.8	*	—	*
Credit for acquired in-process research and development	(1.5)	—	(1.5)	*	—	*
Restructuring charges	10.5	0.4	10.1	*	1.6	*

Total costs and expenses	$844.7	$468.8	$375.9	80%	$59.6	13%

Year-To-Date:
Cost of sales	$1,648.0	$1,118.4	$529.6	47%	$162.0	15%
Selling and administrative expenses	209.5	149.6	59.9	40%	9.8	7%
Research, testing and development expenses	137.4	123.3	14.1	11%	(5.9)	(5%)
Amortization of intangible assets	11.4	3.5	7.9	*	0.1	*
Write-off of acquired in-process research and development	33.5	—	33.5	*	—	*
Restructuring charges	18.5	7.4	11.1	*	(2.5)	*

Total costs and expenses	$2,058.3	$1,402.2	$656.1	47%	$163.5	12%

*	Calculation not meaningful

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cost of sales increased 83% in the third quarter of 2004 and 47% in the first nine months of 2004 compared with the same periods in 2003, due to acquisitions, higher average raw material cost and higher manufacturing expenses. Excluding acquisitions, average raw material cost increased 10% and 9% in the third quarter and the first nine months of 2004, respectively, compared with the same periods in 2003, primarily due to higher unit raw material cost along with unfavorable currency effects. Material cost also included inventory step-up adjustments associated with the increased valuation of inventory of $4.9 million in the third quarter of 2004 and $12.5 million in the first nine months of 2004 for the Noveon International and hyperdispersants acquisitions. The Noveon International inventory step-up adjustment for the increased valuation of inventory was $4.9 million and $9.8 million, or $.06 per share and $.12 per share, in the third quarter and the first nine months of 2004, respectively. We expect higher raw material costs in the fourth quarter as compared to the third quarter of 2004.

Total manufacturing expenses, which are included in cost of sales, increased 76% in the third quarter of 2004 and 41% in the first nine months of 2004 compared with the same periods in 2003, primarily due to acquisitions. Excluding acquisitions, total manufacturing expenses increased 7% in the third quarter of 2004 and 8% in the first nine months of 2004 compared with the same periods in 2003. We estimate that currency effects accounted for approximately 40% and 50% of the increase excluding acquisitions, for the third quarter and first nine months of 2004, respectively. The remainder of the increase primarily was due to higher shipment volumes and to variable compensation expense of $1.3 million and $2.0 million for the third quarter and first nine months of 2004, respectively. In addition, manufacturing expenses also included $1.5 million and $3.3 million for environmental accruals for the third quarter and first nine months of 2004, respectively. Excluding acquisitions, currency effects and environmental accruals, manufacturing expenses increased 3% in both the third quarter and the first nine months of 2004 compared with the same periods in 2003.

Gross profit (net sales less cost of sales) increased $97.5 million, or 74% ($15.1 million, or 11%, excluding acquisitions), in the third quarter of 2004 and $159.4 million, or 39% ($38.6 million, or 9%, excluding acquisitions), in the first nine months of 2004 compared with the same periods in 2003. Excluding acquisitions, the increase primarily was due to higher shipment volume and higher average selling price, partially offset by higher unit average raw material cost and higher manufacturing expenses. Our gross profit

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

percentage (gross profit divided by net sales) decreased to 24.9% in the third quarter of 2004 and 25.7% in the first nine months of 2004, compared to 25.9% and 26.9% in the third quarter of 2003 and first nine months of 2003, respectively. The decrease for both periods primarily was due to higher raw material costs.

Excluding acquisitions, selling and administrative expenses increased 9% in the third quarter and 7% in the first nine months of 2004 compared with the same periods in 2003. The increase primarily was due to an increase in incentive compensation expense of $4.6 million and $8.8 million, for the third quarter and first nine months of 2004, respectively. We estimate that currency effects accounted for approximately 25% and 35% of the increase excluding acquisitions, for the third quarter and first nine months of 2004, respectively.

Research, testing and development expenses (technology expenses), excluding acquisitions, decreased 9% in the third quarter of 2004 and 5% in the first nine months of 2004 compared with the same periods in 2003. Despite an approximate 3% unfavorable currency impact in both periods, this decrease primarily was due to a decrease in testing at outside laboratories of $3.3 million and $5.6 million, for the third quarter and first nine months of 2004 compared to the same periods in 2003, respectively.

The increased amortization expense in the third quarter and the first nine months of 2004 compared with the same periods in 2003 primarily was due to the Noveon International and hyperdispersants acquisitions in 2004 and the personal care specialty ingredients business acquisition in 2003. These three acquisitions resulted in an increase in gross amortized intangible assets of approximately $334.0 million with useful lives ranging between three to twenty years.

We included a one-time, non-cash charge of $33.5 million, or $0.40 per share, in total costs and expenses for the first nine months of 2004 to write-off the estimated fair value of acquired IPR&D projects associated with the Noveon International acquisition. Approximately $35.0 million was recorded in the second quarter of which $1.5 million, or $0.01 per share, was reversed in the third quarter of 2004. Costs to acquire IPR&D projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition. We based the estimated value of IPR&D projects on valuations of the fair values of these projects.

In the third quarter of 2004, we recorded a restructuring charge of $10.5 million, or $.13 per share, consisting of a $5.7 million non-cash pension benefit settlement charge and $3.7 for employee severance costs relating to workforce reductions and $1.1 million of impaired assets related to PuriNOxTM technology. The aggregate restructuring charge for the first nine months of 2004 of $18.5 million, or $.23 per share, consisted of $15.7 million for workforce reductions, including the $5.7 million non-cash pension benefit settlement charge, and a write-off of $2.8 million of impaired assets related to PuriNOxTM technology. During 2004, we eliminated more than 100 positions, primarily at the Wickliffe, Ohio headquarters. These reductions are expected to be completed by the end of the fourth quarter.

In the first nine months of 2003, we recorded a restructuring charge of $7.4 million, or $0.10 per share, consisting of $6.7 million for our Bromborough, England intermediate production and blending facility and $0.7 million for a voluntary separation program at our joint venture in India. The Bromborough charge primarily consisted of $3.2 million in employee separation benefits relating to the reduction of approximately 40 positions and $3.3 million in asset impairment charges for production units taken out of service. In the third quarter of 2003, the Bromborough charge was $0.4 million, or $.01 per share, for severance related costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

ANALYSIS OF OTHER ITEMS AND NET INCOME

(in millions of dollars)

	2004	2003	$ Change	% Change	Excluding Acquisitions
					$ Change	% Change
Third Quarter:
Other income (expense) - net	$0.1	$(1.4)	$1.5	*	$1.1	*
Interest expense-net	(26.1)	(5.7)	(20.4)	*	0.4	*
Income before income taxes	51.9	34.0	17.9	53%	14.6	43%
Provision for income taxes	19.7	9.7	10.0	103%	8.6	88%
Net income	$32.2	$24.3	$7.9	33%	$6.0	25%
Year-To-Date:
Other income - net	$2.5	$0.6	$1.9	*	$1.4	*
Interest expense - net	(48.5)	(15.7)	(32.8)	*	—	*
Income before income taxes	118.5	115.5	3.0	3%	39.2	34%
Provision for income taxes	44.9	35.8	9.1	25%	22.4	63%
Net income	$73.6	$79.7	$(6.1)	(8%)	$16.8	21%

*	Calculation not meaningful

The increase in other income (expense) in the third quarter of 2004, compared to the same period in 2003, primarily was due to currency translation gains of $1.4 million. Other income (expense) for the first nine months of 2004 included a gain of $6.4 million, or $.08 per share, on a currency forward contract to purchase pound sterling related to the acquisition of the hyperdispersants business in the first quarter. We secured the forward contract in December 2003 and completed the acquisition at the end of January 2004. This gain partially was offset by other currency translation losses.

The increase in net interest expense for both the third quarter and first nine months of 2004, compared to the same periods in 2003, primarily was due to the Noveon International acquisition-related financing costs of $21.7 million, or $.26 per share, and $33.9 million, or $0.40 per share, respectively. These costs were comprised of the interest incurred on the bridge loan and assumed Noveon International debt not repaid at the time of acquisition of $13.3 million and $19.8 million, amortization of bridge loan fees of $8.4 million and $11.2 million and termination of an interest rate swap of $0.0 million and $2.9 million, for the third quarter and the first nine months of 2004, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We had an effective tax rate of 38.0% in the third quarter of 2004 and 37.9% in the first nine months of 2004, compared with 28.6% in the third quarter of 2003 and 31.0% in the first nine months of 2003. The increase in the effective tax rate for both periods in 2004 primarily was due to significant non-taxable currency gains that occurred in 2003 but did not repeat in 2004 and the unfavorable impact of the Noveon International acquisition on our U.S. tax rate. Noveon International’s U.S. tax loss carryforwards, combined with the interest expense associated with the acquisition financing, will reduce our ability to claim U.S. foreign tax credits and to obtain U.S. tax benefits on exports, resulting in an increase in our effective tax rate. In October 2004, the American Jobs Creation Act of 2004 was signed into law. We are in the process of evaluating the impact of the new law on our tax provision for the year ended December 31, 2004.

Primarily as a result of the above factors, our net income per share was $0.61 for the third quarter of 2004 compared with $0.47 for the third quarter of 2003, and $1.42 for the first nine months of 2004 compared with $1.54 for the first nine months of 2003. Earnings for the third quarter and the first nine months of 2004 benefited from Noveon International’s operating income of $30.8 million, or $0.37 per share, and $41.6 million, or $0.50 per share, before financing costs and purchase accounting adjustments, respectively. Earnings in the third quarter of 2004 included a purchase adjustment associated with the increased valuation of Noveon International-acquired inventory of $0.06 per share, a restructuring charge for $0.13 per share and incremental-related financing costs of $0.26 per share. Earnings in the first nine months of 2004 included a one-time write-off for IPR&D projects from the Noveon International acquisition of $0.40 per share, a purchase adjustment associated with the increased valuation of Noveon International-acquired inventory of $0.12 per share, a restructuring charge of $0.23 per share, incremental acquisition-related financing costs of $0.40 per share and a gain on a foreign currency forward contract of $0.08 per share. The 2003 restructuring charge reduced earnings by $0.01 per share in the third quarter of 2003 and $0.10 per share in the first nine months of 2003.

SEGMENT ANALYSIS

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

We have restated current year and prior year amounts to reflect the new reporting classifications of products between the two operating and reporting segments and the new definition of segment operating income.

The Lubricant Additives segment represents approximately 56% and 69% of our consolidated revenues and 69% and 81% of our segment operating income for the third quarter and first nine months of 2004, respectively. The Specialty Chemicals segment represents approximately 44% and 31% of our consolidated revenues and 31% and 19% of our segment operating income for the third quarter and first nine months of 2004, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OPERATING RESULTS BY SEGMENT

(in millions of dollars)

	2004	2003	$ Change	% Change	Excluding Acquisitions
					$ Change	% Change
Revenues
Third Quarter:
Lubricant Additives	$514.8	$445.3	$69.5	16%	$69.5	16%
Specialty Chemicals	407.8	64.6	343.2	531%	3.2	5%

Total	$922.6	$509.9	$412.7	81%	$72.7	14%

Year-To-Date:
Lubricant Additives	$1,529.4	$1,349.6	$179.8	13%	$179.8	13%
Specialty Chemicals	693.4	183.2	510.2	278%	21.5	12%

Total	$2,222.8	$1,532.8	$690.0	45%	$201.3	13%

Gross Profit
Third Quarter:
Lubricant Additives	$132.9	$116.7	$16.2	14%	$16.2	14%
Specialty Chemicals	96.3	14.9	81.4	546%	(1.1)	(7%)

Total	$229.2	$131.6	$97.6	74%	$15.1	11%

Year-To-Date:
Lubricant Additives	$405.2	$367.7	$37.5	10%	$37.5	10%
Specialty Chemicals	166.2	44.3	121.9	275%	1.1	2%

Total	$571.4	$412.0	$159.4	39%	$38.6	9%

Segment
Operating Income
Third Quarter:
Lubricant Additives	$67.0	$48.2	$18.8	39%	$18.8	39%
Specialty Chemicals	29.5	0.1	29.4	*	(0.9)	*

Total	$96.5	$48.3	$48.2	100%	$17.9	37%

Year-To-Date:
Lubricant Additives	$202.5	$162.4	$40.1	25%	$40.1	25%
Specialty Chemicals	46.0	1.5	44.5	*	0.8	*

Total	$248.5	$163.9	$84.6	52%	$40.9	25%

*	Calculation not meaningful

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Lubricant Additives Segment

Revenues increased 16% in the third quarter of 2004 compared to the same period in 2003, primarily due to 10% higher volume, 4% improvement in the combination of price and product mix and 2% favorable currency. Revenues increased 13% in the first nine months of 2004 compared to the same period in the prior year, primarily due to 8% higher volume, 3% favorable currency and 2% improvement in the combination of price and product mix.

The following table shows our shipment volume by geographic zone in the third quarter and the first nine months of 2004.

	3rd QTR 2004 Volume	YTD 2004 Volume
North America	39%	41%
Europe	32%	30%
Asia-Pacific / Middle East	23%	23%
Latin America	6%	6%

Total	100%	100%

Shipment volume patterns vary in different geographic zones. The following table shows the changes in shipment volume by geographic zone in the third quarter and the first nine months of 2004 as compared to the respective comparable prior year periods:

	3rd QTR 2004 vs. 2003 % Change	YTD 2004 vs. 2003 % Change
North America	5%	5%
Europe	16%	8%
Asia-Pacific / Middle East	20%	17%
Latin America	(14%)	(7%)
Total	10%	8%

The shipment volume increase in North America for both periods primarily resulted from increases in our specialty driveline and industrial additives product line and in our PuriNOxTM emulsion fuels products, which more than offset a modest decline in the engine additives product line due to lost business. Higher shipment volume in Europe in the third quarter of 2004 primarily was due to increases in our engine additives product line. The third quarter increase for Europe was also due to market share gains in our specialty driveline and industrial additives product line. The shipment volume increase in Asia-Pacific for both periods primarily was due to economic recovery, market share gains in China and favorable timing of orders. The decrease in Latin America for both periods was due to some lost business primarily within our engine additives product line.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Lubricant Additives segment implemented a price increase in March 2004 for products sourced from North American plants and in the second quarter 2004 for products sourced from Asia-Pacific and Latin America. We also implemented a second price increase in mid-June for products sourced from North America and beginning in mid-July for targeted areas outside of North America. We have announced another round of price increases to become effective in October 2004 for products sourced from North America and Europe and beginning in November 2004 for the rest of the world. The announced price increases were in response to continuing raw material cost increases and higher prices for natural gas used for utilities in our plants.

Segment gross profit is defined as sales less cost of sales, which includes material cost and all manufacturing expenses. The 14% increase in segment gross profit in the third quarter of 2004 and the 10% increase in the first nine months of 2004, compared with the same respective periods in 2003, primarily was due to higher revenues partially offset by higher average raw material cost and manufacturing expenses. In the third quarter of 2004, average material cost increased 10% and manufacturing expenses increased 8%, compared to the third quarter of 2003. In the first nine months of 2004, average material cost increased 9% and manufacturing expenses increased 9%, compared to the first nine months of 2003. The increase in manufacturing expenses for both periods primarily was due to unfavorable currency, higher compensation expense, environmental accruals, higher utilities and greater production throughput.

The gross profit percentage for the segment was 25.8% for the third quarter of 2004, compared with 26.3% for the third quarter of 2003, and 26.5% for the first nine months of 2004, compared with 27.3% in the first nine months of 2003. The decrease for both periods primarily was due to raw material cost proportionally increasing faster than selling price increases.

Selling, technical, administrative and research (STAR) expenses decreased $1.2 million, or 2% for the third quarter of 2004, compared with the third quarter of 2003, primarily due to lower outside testing expenses as a result of higher utilization of our internal testing facilities. STAR expenses were flat in the first nine months of 2004 compared with the same period in 2003.

Segment operating income (revenues less expenses attributable to the product lines aggregated within each segment) increased 39% for the third quarter of 2004 and 25% for the first nine months of 2004, compared with the same periods in 2003, due to the factors discussed above.

Specialty Chemicals Segment

Revenues for the Specialty Chemicals segment increased 531% in the third quarter of 2004 and 278% in the first nine months of 2004 compared with the same periods in the prior year primarily due to the 2004 acquisitions of Noveon International and the hyperdispersants business and the 2003 acquisition of the personal care specialty ingredients business from The Dow Chemical Company. Excluding acquisitions, segment revenues increased 5% in the third quarter of 2004 compared with the same period in 2003 due to 3% improvement in the combination of price and product mix and 2% favorable currency impact. Excluding acquisitions, segment revenues increased 12% in the first nine months of 2004 compared with the same period in the prior year primarily due to 5% higher volume, 5% improvement in the combination of price and product mix and 2% favorable currency. The higher priced product mix for both the third quarter and the first nine months of 2004 primarily occurred in our consumer specialties product line.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table shows our shipment volume by geographic zone in the third quarter and the first nine months of 2004.

	3rd QTR 2004 Volume	YTD 2004 Volume
North America	70%	72%
Europe	15%	16%
Asia-Pacific / Middle East	10%	8%
Latin America	5%	4%

Total	100%	100%

Shipment volume patterns vary in different geographic zones. The following table shows the changes in shipment volume by geographic zone in the third quarter and the first nine months of 2004, compared with the corresponding periods in 2003.

	2004 vs. 2003 % Change	Excluding Acquisitions
		2004 vs. 2003 % Change
Third Quarter:
North America	263%	(3%)
Europe	377%	10%
Asia-Pacific / Middle East	1556%	34%
Latin America	349%	3%
Total	315%	0%
Year-To-Date:
North America	137%	4%
Europe	185%	8%
Asia-Pacific / Middle East	703%	33%
Latin America	157%	9%
Total	160%	5%

Excluding acquisitions, the shipment volume decrease in North America for the third quarter of 2004 occurred in our performance coatings and consumer specialties product lines. The increase in North America for the first nine months of 2004 was due to market share gains and growth in the fermentation industry in our consumer specialties product line. This product line also benefited for the first nine months of 2004 from the extension of the 2003 sugar beet season. Both periods benefited from increases in our specialty emulsifiers products due to market share gains and improvements in the mining sector. The increase in Europe for both periods was due to the impact of an improving European economy, market share gains in our performance coatings product line and new business in our specialty emulsifiers products. The increase in Asia-Pacific / Middle East for both periods was due to higher shipment volumes in our performance coatings product line as approvals we have obtained in the United States and Europe

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

are being transferred by our customers to Asia. The first nine-month comparison in this region also benefited from market share gains in our consumer specialties products product line.

Segment gross profit increased $81.4 million, or 546%, (decreased $1.1 million, or 7%, excluding acquisitions), in the third quarter of 2004 and increased $121.9 million, or 275%, ($1.1 million, or 2%, excluding acquisitions) in the first nine months of 2004 compared with the same periods in 2003. Excluding acquisitions, the decrease in segment gross profit for the third quarter was due to increased material costs partially offset by higher revenues. The increase in segment gross profit for the first nine months of 2004 was due to higher revenues partially offset by higher material costs and manufacturing expenses. The gross profit percentage for this segment was 23.6% in the third quarter of 2004 and 24.0% in the first nine months of 2004, compared with 23.1% and 24.2% in the respective periods in 2003. Excluding acquisitions, the gross profit percentage was 20.4% in the third quarter of 2004 and 22.3% in the first nine months of 2004. The decrease in gross profit percentage for both periods was due to higher raw material costs that have only partially been offset by an improvement in the combination of price and product mix. We have been implementing price increases across most of the businesses during the year in response to the rising raw material costs.

STAR expenses increased $47.2 million, or 328%, for the third quarter of 2004 (decreased $1.2 million, or 8%, excluding acquisitions) and increased $70.0 million, or 596%, for the first nine months of 2004 (decreased $0.1 million, or less than 1%, excluding acquisitions) compared with the same periods in 2003.

Segment operating income increased $29.4 million in the third quarter of 2004 (decreased $.9 million, excluding acquisitions from a profit of $0.1 million in the third quarter of 2003) and increased $44.5 million in the first nine months of 2004 ($0.8 million, or 53%, excluding acquisitions). Excluding acquisitions, the decrease in segment operating profit for the third quarter is primarily due to the decrease in segment gross profit.

PRO FORMA ANALYSIS

The following table presents major components of and information derived from the pro forma consolidated statements of income and pro forma consolidated statements of cash flows. The major components of the pro forma consolidated statements of income and pro forma consolidated statements of cash flows reflect the effect of the acquisition of Noveon International on June 3, 2004 as if the acquisition occurred at the beginning of each of the periods reflected in the table. We believe that this data provides the financial statement reader with information that is useful in understanding the impact of the acquisition of Noveon International on our results of operations and cash flows.

The components of and information derived from the pro forma consolidated statements of income and the pro forma consolidated statements of cash flows for the three-month and nine-month periods ended September 30, 2004 and 2003 are derived from our unaudited consolidated financial statements for the three-month and nine-month periods ended September 30, 2004 and 2003 and the unaudited consolidated financial statements of Noveon International for the period from January 1, 2004 to the acquisition date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our consolidated balance sheet as of September 30, 2004 reflects the acquisition of Noveon International under the purchase method of accounting. We recorded various assets acquired and liabilities assumed, primarily working capital accounts, of Noveon International at their estimated fair values as of the acquisition date that we determined based on the information currently available. Appraisals of long-lived assets and identifiable intangible assets, including an evaluation of IPR&D projects, are currently underway and will be substantially complete at December 31, 2004. In addition, we are valuing the projected pension and other post-employment benefit obligations and we have reflected estimates of these in the preliminary allocation of purchase price. These amounts are subject to adjustment based on the completion of the valuations and appraisals. Accordingly, the preliminary purchase price allocation is subject to revision.

The pro forma data gives effect to actual operating results of Noveon International prior to the acquisition. Adjustments to cost of sales for the inventory step-up charge of $9.8 million, the write-off of acquired IPR&D of $33.5 million and estimated intangible asset amortization are reflected in the pro forma data for each period in the table. The entire inventory step-up charge is attributable to the specialty chemicals segment and is reflected in each pro forma period of the table. In addition, for the three-month periods ended September 30, 2004 and 2003, the company assumed that the bridge loan used to finance the acquisition was in place for the full three-months. For the nine-month periods ended September 30, 2004 and 2003, the company assumed that the bridge loan was replaced with the permanent long-term financing, consisting of both debt and equity, at the end of the fourth month of the nine-month periods. This pro forma data is consistent with the pro forma data that is disclosed in Note 2 to the unaudited consolidated financial statements for the three-month and nine-month periods ended September 30, 2004. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

PRO FORMA DATA

(in millions of dollars)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2004	2003	2004	2003
Consolidated Pro Forma Data
Total revenues	$922.6	$787.2	$2,760.4	$2,383.6

Gross profit	$224.4	$195.9	$724.5	$632.7

Income before income taxes and cumulative effect of change in accounting principle	$8.5	$(8.5)	$141.0	$85.4

Income before cumulative effect of change in accounting principle	$5.3	$(5.8)	$88.1	$58.5

Depreciation expense	$42.9	$43.7	$130.4	$126.8

Amortization of intangible assets	$6.3	$5.4	$18.6	$16.0

Capital expenditures	$40.2	$32.4	$105.4	$98.7

Segment Pro Forma Data
Lubricant Additives Segment
Total revenues	$514.8	$445.3	$1,529.4	$1,349.6

Gross profit	$132.9	$116.7	$405.2	$367.7

Segment operating income	$67.0	$48.2	$202.5	$162.4

Depreciation expense	$21.6	$21.2	$64.5	$63.8

Amortization of intangible assets	$0.8	$0.8	$2.3	$2.3

Capital expenditures	$22.3	$20.7	$58.4	$51.2

Specialty Chemicals Segment
Total revenues	$407.8	$341.9	$1,231.0	$1,034.0

Gross profit	$91.5	$79.2	$319.3	$265.0

Segment operating income	$23.3	$16.0	$109.4	$77.7

Depreciation expense	$21.0	$22.2	$65.1	$62.3

Amortization of intangible assets	$5.5	$4.6	$16.3	$13.7

Capital expenditures	$17.3	$11.7	$46.4	$47.5

Unallocated corporate depreciation expense	$0.3	$0.3	$0.8	$0.7

Corporate capital expenditures	$0.6	$—	$0.6	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

PRO FORMA DATA (continued)

(in millions of dollars except per share data)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2004	2003	2004	2003
Reconciliation of Pro Forma Segment Operating Income to Pro Forma Income before Income Taxes and Cumulative Effective of Change in Accounting Principle
Pro forma segment operating income:
Lubricant Additives	$67.0	$48.2	$202.5	$162.4
Specialty Chemicals	23.3	16.0	109.4	77.7

Total segment operating income	90.3	64.2	311.9	240.1
Corporate expenses	(10.5)	(7.6)	(32.3)	(28.0)
Corporate other income (expense)	1.0	(0.6)	2.8	2.7
Write-off of acquired in-process research and development	(33.5)	(33.5)	(33.5)	(33.5)
Restructuring charges	(10.5)	(0.9)	(21.7)	(11.0)
Interest expense - net	(28.3)	(30.1)	(86.2)	(84.9)

Pro forma income before income taxes and cumulative effect of change in accounting principle	$8.5	$(8.5)	$141.0	$85.4

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the major components of cash flow:

SUMMARY OF CASH FLOWS

(in millions of dollars)

	Nine-Month Periods Ended September 30,
	2004	2003	$ Change
Cash provided by (used for):
Operating activities	$192.6	$113.7	$78.9
Investing activities	(1,039.1)	(126.5)	(912.6)
Financing activities	864.5	(43.1)	907.6
Effect of exchange-rate changes on cash	7.4	4.7	2.7

Net increase (decrease) in cash and short-term investments	$25.4	$(51.2)	$76.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating Activities

The increase in cash provided by operating activities in the first nine months of 2004 compared with the same period in the prior year was primarily due to an increase in earnings after adjusting for non-cash items, specifically the $33.5 million write-off of acquired IPR&D projects from the Noveon International acquisition. Due to year-end favorable accounts receivable collection timing, increased volume and increased pricing, acquisition adjusted accounts receivable reflected a use of cash totaling $79.5 million for the first nine months of 2004. In total, our receivables increased by $270.4 million from December 31, 2003, primarily due to the Noveon International and hyperdispersants acquisitions. Days sales in receivables averaged 53.0 days in the first nine months of 2004. Days sales in inventory averaged 84.9 days for the first nine months of 2004.

Investing Activities

Our capital expenditures in the first nine months of 2004 were $82.4 million, as compared with $59.5 million for the same period in 2003. In 2004, we estimate annual capital expenditures will be in the range of $135.0 million to $140.0 million, compared with $88.5 million in 2003. The 2004 estimate includes approximately $35.0 million for the newly acquired Noveon International business.

In June 2004, we completed the acquisition of Noveon International for cash of $920.2 million plus transaction costs of $11.2 million less certain seller expenses of $32.9 million and less cash acquired of $103.0 million.

In January 2004, we completed the acquisition of the hyperdispersants business of Avecia for cash totaling $129.7 million. This additives business is headquartered in Blackley, United Kingdom, and develops, manufactures and markets high-value additives that are based on polymeric dispersion technology and used in coatings and inks. These products enrich and strengthen color while reducing production costs and solvent emissions, and are marketed under the brand names Solsperse®, Solplus® and Solthix®. Historical annual revenues of this business are approximately $50.0 million. We funded the acquisition through €43.0 million borrowings ($55.0 million equivalent) under a 364-day credit facility, $5.0 million in yen borrowings and the remainder in cash. At December 31, 2003, we had a foreign currency forward contract of $125.0 million in order to fix the U.S. dollar price for this acquisition. In the first quarter of 2004, we recorded a pre-tax gain of $6.4 million ($0.08 per share) upon the termination of this foreign currency forward contract.

Financing Activities

The increase in cash provided from financing activities of $864.5 million in the first nine months of 2004 was due primarily to the aggregate net proceeds of $2,127.1 million received relating to the issuance of 13.4 million of the company’s common shares, $1,150.0 in unsecured senior notes and debentures and a $575.0 million bank term loan, which were used to repay the temporary bridge loan that funded the Noveon International acquisition including the repayment of $1,103.1 million in assumed debt.

Capitalization and Credit Facilities

At September 30, 2004, the company’s total debt outstanding of $2,051.0 consisted of 62% fixed-rate debt and 38% variable-rate debt, including $200.0 million of fixed-rate debt, that has been effectively swapped to a variable-rate. Our weighted average borrowing rate as of September 30, 2004 was approximately 5.0%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our net debt to capitalization ratio at September 30, 2004 was 56%. Net debt is the total of short-term and long-term debt, reduced by cash and short-term investments excluding original issue discounts and unrealized gains and losses on derivative instruments designated as fair value hedges of fixed-rate debt. Capitalization is shareholders’ equity plus net debt. Total debt as a percent of capitalization was 60% at September 30, 2004.

After the announcement of the Noveon International acquisition, our long-term debt and commercial paper credit ratings were downgraded. The credit rating change eliminated our access to the commercial paper market. As a result, we repaid our outstanding commercial paper and we terminated our existing floating-to-fixed rate interest rate swaps with a notional value of $50.0 million effective April 29, 2004. The termination of the swaps resulted in a $2.9 million dollar pre-tax charge that was recognized in the second quarter of 2004. In addition, we called the outstanding $18.4 million marine terminal refunding revenue bonds, at par, in the second quarter of 2004.

Our ratio of current assets to current liabilities declined from 3.1 at December 31, 2003 to 2.2 at September 30, 2004, because of the Noveon International and hyperdispersants acquisitions.

At September 30, 2004, we had a $500.0 million revolving credit facility that matures in September 2009, which allows us to borrow at or below the U.S. prime rate. As of September 30, 2004, we had no outstanding borrowings under this agreement.

In May 2004, we obtained a 364-day bridge credit facility of $2,450.0 million for the purpose of financing the Noveon International acquisition. This temporary bridge facility enabled us to borrow at or below the U.S. prime rate. In June 2004, we borrowed $1,797.0 million under this facility to finance initially the Noveon International acquisition and repay a portion of the assumed Noveon International debt. In addition, in July 2004 we borrowed an additional $175.0 million under this facility to repay the outstanding notes also assumed as part of the Noveon International acquisition. In September 2004, we repaid the bridge facility in full with proceeds from our permanent financing structure. The equity component of our permanent financing included the issuance of 13.4 million of the company’s common shares on September 28, 2004 at a price of $33.25 per share resulting in net proceeds to the company of $427.2 million. The debt component of the financing structure included both public debt and bank loans. We issued unsecured senior notes and debentures having an aggregate principal amount of $1,150.0 million and borrowed $575.0 million in bank term loans.

In June 2004, the company entered into several Treasury rate lock agreements with an aggregate notional principal amount of $900.0 million, all maturing September 30, 2004, whereby the company had locked in Treasury rates relating to a portion of the then anticipated public debt securities issuance discussed above. These rate locks were designated as cash-flow hedges of the forecasted semi-annual interest payments associated with the expected debt issuance. In September 2004, the company incurred a loss on the termination of these agreements in an aggregate amount of $73.9 million, which is being amortized to interest expense over the life of the corresponding debt using the effective interest method.

The aggregate net proceeds to the company relating to the permanent financing structure of $2,127.1 million were utilized to repay the remaining amount outstanding under the bridge facility of $1,972.0 and the $73.9 million Treasury rate lock settlement. On September 28, 2004, we cancelled the bridge credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In October 2004, we issued an additional 1.3 million common shares at a price of $33.25 per share due to the exercise of the over-allotment option relating to the September common share offering. This issuance generated net proceeds to the Company of $42.8 million, which were utilized to repay $40.0 million in bank term loans.

Contractual Cash Obligations

The following table shows our contractual cash obligations under debt agreements, leases, non-cancelable purchase commitments and other long-term liabilities at September 30, 2004. Additional information on debt can be found in Note 9 to our unaudited consolidated financial statements. Amounts are in millions of dollars.

	Payments Due by Period
	Total	Remainder of 2004	2005 and 2006	2007 and 2008	2009 and After
Total debt (1)	$2,041.6	$2.7	$126.9	$315.4	$1,596.6
Interest (2)	1,130.1	9.5	163.7	163.5	793.4
Operating leases	64.7	2.5	30.3	14.8	17.1
Non-cancelable purchase commitments (3)	137.0	26.7	61.2	46.1	3.0
Other long-term liabilities (4)(5)	42.0	2.2	15.8	7.8	16.2

Total contractual cash obligations	3,415.4	43.6	397.9	547.6	2,426.3

(1)	Total debt includes both the current and long-term portions of debt as reported in Note 9 to the unaudited consolidated financial statements, excluding original issue discounts and unrealized gains on derivative instruments designated as fair value hedges of fixed-rate debt.

(2)	Represents estimated contractual interest payments for fixed-rate debt only. We are not able to reasonably estimate the cash payments for interest associated with variable rate debt due to the significant estimation required relating to both market interest rates as well as projected principal payments.

(3)	Non-cancelable purchase commitments primarily include raw materials purchased under take or pay contracts, drumming, warehousing and service contracts, terminal agreements and toll processing arrangements.

(4)	Other long-term liabilities disclosed in the table represent long-term liabilities reported in our unaudited consolidated balance sheet at September 30, 2004 under “noncurrent liabilities,” excluding pension, postretirement, enviromental and other non-contractual liabilities.

(5)	We are required to make minimum contributions to our U.S. defined benefit pension plan pursuant to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). In 2004, we expect to make employer contributions of $10.5 million to the U.S. qualified plans including Noveon International’s to satisfy these minimum statutory funding requirements. In 2004, we also expect to contribute between $4.0 million to $5.0 million for the United Kingdom plan. In addition, non-pension postretirement benefit payments in the U.S. are expected to approximate $4.2 million in 2004. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to our defined benefit pension and other plans, such as interest rate levels, the amount and timing of asset returns and future restructurings, if any, we are not able to reasonably estimate our contributions beyond 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We had $2,151.0 million of debt outstanding at September 30, 2004, a majority of which originated from our acquisition of Noveon International, including the $1,150.0 million in senior notes and debentures issued in September 2004. As a result, our total debt as a percent of capitalization has increased from 28% at December 31, 2003 to 60% at September 30, 2004. We will also incur increased interest expense relating to the permanent Noveon International transaction financing. Our debt level will require us to dedicate a significant portion of our cash flow to make interest and principal payments, thereby reducing the availability of our cash flow for acquisitions or other purposes. Nevertheless, we believe our future operating cash flows will be sufficient to cover our debt repayments and other obligations and that we have untapped borrowing capacity that can provide us with additional financial resources. The company currently has a shelf registration statement filed with the Securities and Exchange Commission under which $359.8 million of debt securities, preferred shares or common shares may be issued. In addition, as of September 30, 2004, the company maintained cash and short-term investment balances of $284.1 million and $500.0 million available under its revolving credit facility.

CAUTIONARY STATEMENT FOR SAFE HARBOR PURPOSES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Forward-looking statements are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These uncertainties and factors could cause our actual results to differ materially from those matters expressed in or implied by any forward-looking statements.

We believe that the following factors, among others, could affect our future performance and cause our actual results to differ materially from those expressed or implied by forward-looking statements made in this quarterly report:

•	the cost, availability and quality of raw materials, including petroleum-based products;

•	our ability to increase the prices of our products in a competitive environment;

•	the effect of required principal and interest payments on our ability to fund capital expenditures and acquisitions and to meet operating needs

•	the overall global economic environment and the overall demand for our products on a worldwide basis;

•	the demand for our products in developing regions such as China and India, which geographic areas are an announced focus of our activities;

•	technology developments that affect longer-term trends for our products;

•	the extent to which we are successful in expanding our business in new and existing markets;

•	our ability to identify, complete and integrate acquisitions for profitable growth and operating efficiencies, especially our ability to integrate the acquisition of Noveon International;

•	our success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer expectations;

•	our ability to continue to reduce complexities and conversion costs and modify our cost structure to maintain and enhance our competitiveness;

•	our success in retaining and growing the business that we have with our largest customers;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	the cost and availability of energy, including natural gas and electricity;

•	the effect of interest rate fluctuations on our interest expense;

•	the effects of fluctuations in currency exchange rates upon our reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

•	the extent to which we achieve market acceptance of our commercial development programs;

•	significant changes in government regulations affecting environmental compliance; and

•	the ability to identify, understand and manage risks inherent in new markets in which we choose to expand.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Our primary interest rate exposures relate to our cash and short-term investments, fixed and variable rate debt and interest rate swaps. The calculation of potential loss in fair value is based on an immediate change in the net present values of our interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flow and income before tax is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% increase in interest rates would have had a favorable impact and a hypothetical 10% decrease in interest rates would have had an unfavorable impact on fair values of $51.5 million in 2004. In addition, a hypothetical 10% increase in interest rates would have had an unfavorable impact and a hypothetical 10% decrease in interest rates would have had a favorable impact on cash flows and income before tax of $2.2 million in 2004.

Our primary currency rate exposures are to foreign-denominated debt, intercompany debt, cash and short-term investments and forward foreign currency exchange contracts. The calculation of potential loss in fair value is based on an immediate change in the United States dollar equivalent balances of our currency exposures due to a 10% shift in exchange rates. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% increase in currency exchange rates would have had an unfavorable impact and a hypothetical 10% decrease in currency exchange rates would have had a favorable impact on fair values of $19.9 million, cash flows of $37.0 million and income before tax of $12.8 million in 2004.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (continued)

Our primary commodity hedge exposures relate to natural gas and electric utility expenses. The calculation of potential loss in fair value is based on an immediate change in the United States dollar equivalent balances of our commodity exposures due to a 10% shift in the underlying commodity prices. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in commodity prices. A hypothetical 10% increase in commodity prices would have had a favorable impact and a hypothetical 10% decrease in commodity prices would have had an unfavorable impact on fair value, cash flow and income before tax of $0.3 million in 2004.

Item 4.	Controls and Procedures

We evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2004. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to Lubrizol and our consolidated subsidiaries required to be included in our periodic SEC filings. Since June 2004, we expanded our disclosure controls to integrate the Noveon International acquisition. There were no significant changes in our internal control over financial reporting that occurred during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On August 13, 2004, 861 common shares were issued in a transaction exempt from registration under the Securities Act of 1933 pursuant to Regulation S. The common shares were issued under an employee benefit plan to one employee of a wholly owned UK subsidiary of the company.

On August 31, 2004, 2,566 common shares were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to two former officers under deferred compensation plans for officers.

On September 17, 2004, 8 common shares were issued in a transaction exempt from registration under the Securities Act of 1933 pursuant to Regulation S. The common shares were issued under an employee benefit plan to one employee of a wholly owned UK subsidiary of the company.

On September 22, 2004, 256 common shares were issued in a transaction exempt from registration under the Securities Act of 1933 pursuant to Regulation S. The common shares were issued under an employee benefit plan to one employee of a wholly owned UK subsidiary of the company.

(c)	The following table provides information regarding the company’s purchases of its common shares during the quarter.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Month #1 (July 1, 2004 through July 31, 2004)	27,140 Shares	$35.71	N/A	N/A
Month #2 (August 1, 2004 through August 31, 2004)	33,276 Shares	$36.29	N/A	N/A
Month #3 (September 1, 2004 through September 30, 2004)	10,992 Shares	$35.52	N/A	N/A

Total	71,408 Shares

[1]	This column represents common shares that were purchased by the company pursuant to:

(a)	its option plan, whereby participants exchange already owned shares to the company to pay for the exercise price of an option or whereby the company withholds shares upon the exercise of an option to pay the withholding taxes on behalf of the employee.

(b)	its deferred compensation plans, whereby the company withholds shares upon a distribution to pay the withholding taxes on behalf of the employee.

PART II. OTHER INFORMATION

Item 6.	Exhibits

(10)(t)	Credit Agreement dated as of August 24, 2004 among The Lubrizol Corporation, the Initial Lenders named therein, Citigroup Global Markets Inc. and KeyBanc Capital Markets, as co-lead arrangers and co-bookrunners, KeyBank National Association and ABN Amro Bank N.V., as co-syndication agents, Wachovia Bank, National Association, as documentation agent, and Citicorp North America, Inc., as agent, filed as Exhibit 10.1 to The Lubrizol Corporation’s Form 8-K dated August 24, 2004, and incorporated herein by reference.

(10)(u)*	Early Retirement Agreement and General Release between The Lubrizol Corporation and George R. Hill

31.1	Rule 13a-14(a) Certification of the Chief Executive Office, as created by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act

* Indicates management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LUBRIZOL CORPORATION

/s/ W. Scott Emerick
W. Scott Emerick
Chief Accounting Officer and Duly Authorized Signatory of The Lubrizol Corporation

Date: November 5, 2004