Form 10-K
period 2004-12-31
LUBRIZOL CORP
filed 2005-03-04
CIK 60751

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the transition period from ..... to .....

Commission file number 1-5263

THE LUBRIZOL CORPORATION

(Exact name of registrant as specified in its charter)

OHIO	34-0367600
(State of incorporation)	(I.R.S. Employer Identification No.)

29400 Lakeland Boulevard
Wickliffe, Ohio 44092-2298
(Address of principal executive officers, including zip code)

Registrant’s telephone number, including area code: (440) 943-4200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares without par value	New York Stock Exchange
Common Share purchase rights	New York Stock Exchange

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
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☑ No ☐

Aggregate market value (on basis of closing sale price) of voting stock held by nonaffiliates as of
June 30, 2004: $1,882,287,481.

Number of the registrant’s Common Shares, without par value, outstanding as of February 15, 2005:
67,324,555

Documents Incorporated by Reference

Portions of the registrant’s 2004 Annual Report to its shareholders (Incorporated into Part I and II of this Form 10-K)

Portions of the proxy statement for the 2005 Annual Meeting of Shareholders (Incorporated into Part III of this Form 10-K)

PART I

ITEM 1. BUSINESS

References to “Lubrizol”, the “company”, “we”, “us” or “our” refer to The Lubrizol Corporation and its subsidiaries, except where the context makes clear that the reference is only to The Lubrizol Corporation itself and not its subsidiaries.

Overview

     We are an innovative specialty chemical company that produces and supplies technologies that improve the quality and performance of our customers’ products in the global transportation, industrial and consumer markets. Our business is founded on technological leadership. Innovation provides opportunities for us in growth markets as well as advantages over our competitors. From a base of approximately 2,800 patents, we use our product development and formulation expertise to sustain our leading market positions and fuel our future growth. We create additives, ingredients, resins and compounds that enhance the performance, quality and value of our customers’ products, while minimizing their environmental impact. Our products are used in a broad range of applications, and are sold into stable markets such as those for engine oils, specialty driveline lubricants and metalworking fluids, as well as higher growth markets such as personal care and pharmaceutical products and performance coatings and inks. Our specialty materials products are also used in a variety of industries, including the construction, sporting goods, medical products and automotive industries.

     We are an industry leader in many of the markets in which our product lines compete. We also produce products with well recognized brand names, such as Anglamol® (gear oil additives), Carbopol® (acrylic thickeners for personal care products), Estane® (thermoplastic polyurethane) and TempRite® (chlorinated polyvinyl chloride resins and compounds used in plumbing, industrial and fire sprinkler systems).

     We are geographically diverse, with an extensive global manufacturing, supply chain, technical and commercial infrastructure. We operate facilities in 27 countries, including production facilities in 21 countries and laboratories in 9 countries, in key regions around the world through the efforts of approximately 7,800 employees. Including the June 2004 acquisition of Noveon International, Inc. (Noveon International) for the year ended December 31, 2004, we derived approximately 48% of our consolidated total revenues from North America, 28% from Europe, 18% from the Asia/Pacific and the Middle East region and 6% from Latin America. We sell our products in more than 100 countries and believe that our customers recognize and value our ability to provide customized, high quality, cost-effective performance formulations and solutions worldwide. We also believe our customers value highly our global supply chain capabilities.

     Our consolidated results for the year ended December 31, 2004 included total revenues of $3,159.5 million and net income of $93.5 million. We have generated consistently strong cash flows from our diverse product lines, leading market positions, disciplined capital expenditure programs and working capital management. We believe our strong cash flow will enable us to maintain our leading market positions and to invest in targeted growth strategies while continuing to reduce indebtedness.

     Our principal executive offices are located at 29400 Lakeland Boulevard, Wickliffe, Ohio 44092-2298 and our telephone number is 440-943-4200. Our website is located at www.lubrizol.com. Information contained on our website does not constitute part of this Form 10-K. We make available free of charge on our website the annual report on Form 10-K, the quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file or furnish the material to the Securities and Exchange Commission.

Acquisition History

     In the 1980s, growth in demand for lubricant additives slowed as innovations in engine design and improved lubricant performance extended the service intervals between required lubricant changes. We responded to this decline in the lubricant additive growth rate by expanding into new markets.

     Our initial expansion efforts focused on discovering new applications for our additive chemistry. We also began making selective acquisitions driven by our desire to gain access to new market channels as well as to higher growth, adjacent markets such as coating additives and metalworking fluids. During the 1990s and through the end of 2000, we completed 16 acquisitions. In aggregate, the annual revenues of these companies at the time of purchase totaled approximately $270.0 million. The largest was the acquisition of BP p.l.c.’s lubricant additive business, which we consolidated into our existing operations.

     In 2000, we established a vision for growth that renewed our strategy to grow our business by broadening our end-market focus beyond our traditional lubricant additive markets. To measure our progress toward achieving our vision, we established aggressive revenue and profitability goals. A key element of our strategy was organic growth through continued product innovation and new formulations for new end markets.

     We also increased our efforts to make larger, profitable acquisitions. Among the areas targeted for growth through acquisitions were personal care ingredients and coating additives. These areas fit our strength in surface-active chemistry and product innovation. We also introduced new tools and training to improve our ability to complete acquisitions successfully, including refinements to our due diligence and integration processes. Prior to the acquisition of Noveon International, we made eight other acquisitions since 2000, with aggregate annual revenues of approximately $200.0 million.

     By early 2004, we believe we had established the basis for acquiring Noveon International. We had developed significant experience evaluating and integrating acquired businesses and had expanded our presence in the personal care and coatings markets that offered potential for synergies with Noveon International.

The Noveon International Acquisition

     On June 3, 2004, we acquired Noveon International, a leading global producer and marketer of technologically advanced specialty materials and chemicals used in the industrial and consumer markets. With the acquisition of Noveon International, we have accelerated our program to attain a substantial presence in the personal care and coatings markets by adding a number of higher-growth, industry-leading products under highly recognizable brand names, including Carbopol®, to our already strong portfolio of lubricant and fuel additive products and consumer product ingredients. Additionally, Noveon International has a number of industry-leading specialty materials businesses, including TempRite® chlorinated polyvinyl chloride (CPVC) and Estane® thermoplastic polyurethane (TPU), that generate strong cash flow. We believe that the Noveon International acquisition meets the core tenets of our stated strategy to:

•	maintain technology leadership;

•	apply our formulation expertise to extend applications into new markets; and

•	expand the global breadth of our businesses.

     We expect the diversity of our combined businesses, customer base and end markets to provide greater stability for our operations, and to generate strong cash flow from operations to reduce indebtedness while also pursuing selective future growth opportunities.

     The following chart sets forth the historical total revenues for the years ended December 31, 2004 and December 31, 2003 of the company attributable to each of our primary product lines, including a pro forma combined total (in millions). For the year ended December 31, 2004, the Lubrizol column includes revenues of Noveon International since the acquisition and the Noveon International column includes revenues of Noveon International prior to the acquisition.

Reporting Segments and	December 31, 2004			December 31, 2003
Product Lines
		Noveon	Pro Forma		Noveon	Pro Forma
	Lubrizol	International	Combined	Lubrizol	International	Combined
Lubricant Additives:
Engine additives	$1,222.9		$1,222.9	$1,127.4		$1,127.4
Specialty driveline and industrial oil additives	743.2		743.2	622.6		622.6
Services and equipment	72.7		72.7	48.9		48.9

	2,038.8		2,038.8	1,798.9		1,798.9

Specialty Chemicals:
Consumer specialties	481.7	195.3	677.0	144.2	411.5	555.7
Performance coatings	391.9	165.3	557.2	109.0	375.5	484.5
Specialty materials	247.1	177.0	424.1	—	343.1	343.1

	1,120.7	537.6	1,658.3	253.2	1,130.1	1,383.3

Total revenues	$3,159.5	$537.6	$3,697.1	$2,052.1	$1,130.1	$3,182.2

     We have established a target of $40.0 million in annual cost savings from the integration of Noveon International that we expect to achieve by reducing costs of raw materials and outside services through purchasing synergies, rationalizing manufacturing operations and consolidating corporate functions, and repositioning our commercial development activities. The savings from our restructuring activities in 2004 were approximately $10.0 million, mostly due to workforce reductions that were announced within a month of closing the acquisition. We are projecting annual cost savings in 2005 of approximately $35.0 million. We currently expect to reach our target run rate of $40.0 million in annual savings by the end of 2005, 18 months ahead of schedule. Longer term, we seek to grow revenues and profits by pursuing cross-marketing opportunities, leveraging our geographical infrastructure, enhancing product development capabilities and further streamlining operations. For example, Lubrizol’s stronger position in the European coatings market has been combined with Noveon International’s greater share of the North American coatings market to increase the cross-marketing opportunities for our products. The integration of Noveon International has been facilitated by our companies’ common roots in the greater Cleveland area.

Business Segments

     Following our acquisition of Noveon International, we reorganized our business into two operating and reporting segments: the Lubricant Additives segment, also referred to as Lubrizol Additives, and the Specialty Chemicals segment, also referred to as Noveon. The Lubricant Additives segment is comprised of our previous business in fluid technologies for transportation, advanced fluid systems, emulsified products and the former industrial additives product group of our previous business in fluid technologies for industry. The Specialty Chemicals segment is comprised of the product lines of Noveon International and the former performance chemicals product group of fluid technologies for industry. For the year ended December 31, 2004, the Lubricant Additives segment represented 65% and the Specialty Chemicals segment represented 35% of our consolidated net sales.

     The following chart summarizes the product groupings within each of our key product lines.

Lubricant Additives Segment
Engine Additives
Passenger Car Motor Oils
Heavy-duty Diesel Engine Oils
Marine Diesel, Small Engines,
Stationery Gas Oils
Viscosity Modifiers
Fuel, Refinery and Oilfield
Products
Specialty Driveline and
Industrial Oil Additives
Automatic Transmission Fluids
Gear Oils
Farm Tractor Fluids
Hydraulic Fluids
Grease Additives
Metalworking Fluids
Compressor Lubricants
Industrial Gear Oils
Services and Equipment
Custom Solutions
Fluid Metering Equipment
Diesel Oxidation Catalysts
Diesel Particulate Filters
Specialty Chemicals Segment
Consumer Specialties
Specialty Materials
Personal Care and Pharmaceuticals
Food and Beverage
Polymer Additives
Performance Coatings
Specialty Resins and Polymers
Coating Additives
TempRite®
Estane®

Lubricant Additives Segment

     The Lubricant Additives segment is the leading global supplier of additives for transportation and industrial lubricants. We pioneered the development of lubricant additives over 75 years ago and continue to maintain leadership in the $5.0 billion industry today. Our customers rely on our products to improve the performance and lifespan of critical components, such as engines, transmissions and gear drives for cars, trucks, buses, off-highway equipment, marine engines and industrial applications.

     For the year ended December 31, 2004, the Lubricant Additives segment generated revenues of $2,038.8 million and segment operating income of $244.3 million.

     Our products serve to increase cost-effectiveness by reducing friction and heat, resisting oxidation, minimizing deposit formation, and preventing corrosion and wear. Through our in-house research, development and testing programs, we have the capability to invent and develop a broad range of proprietary chemical components, including antioxidants, anti-wear agents, corrosion inhibitors, detergents, dispersants, friction modifiers and viscosity modifiers. We formulate proprietary additive packages by combining these different components to create unique products targeting specific customer problems. We are recognized by our customers for innovative technology, the broadest product line and high quality products. Our key components of our additive packages include:

•	antioxidants that retard oil thickening;

•	anti-wear agents that prevent surfaces metal-to-metal contact;

•	corrosion inhibitors that prevent rust;

•	detergents that prevent deposit build-up;

•	dispersants that protect equipment by suspending contaminant particles;

•	friction modifiers that control friction at surfaces;

•	polymer-based viscosity modifiers that allow lubricants to operate over broad temperature ranges; and

•	pour point depressants that control low temperature fluid thickening.

     Our products are essential to the performance of the finished lubricant, yet represent a relatively small portion of its volume. Our products are often designed to meet specific customer requirements. For example, we work with customers to develop additive packages that perform in combination with their proprietary base oil or that meet their marketing objectives to differentiate their lubricant. Extensive testing is conducted in our world-class laboratories, global mechanical testing facilities and in the field to determine additive performance under actual operating conditions. With this testing, we provide proof of performance, which enables our customers to label and certify the lubricant as meeting the exact performance specifications required for these products by the industry. The majority of our products are designed to meet an industry standard or specification.

     We have three primary product lines within our Lubricant Additives segment: engine additives, specialty driveline and industrial oil additives, and services and equipment.

     Engine Additives. Our engine additives products hold a leading global position for a wide range of additives for passenger car, heavy-duty diesel, marine diesel, stationary gas and small engines. We also produce fuel additives and refinery and oilfield products. Our customers, who include major global and regional oil companies, refineries and specialized lubricant producers and marketers, blend our additive products with their base oil and distribute the finished lubricant to end users via retail, commercial or vehicle original equipment manufacturer (OEM) channels. Passenger car motor oils and diesel engine oils are more than 80% of our engine additive sales. In 2004, our engine additives products generated total revenues of $1,222.9 million.

     The following is a list of representative uses for and a description of our engine additives products:

Category	Product/Brand	Description
Engine Additives	Passenger car motor oils, heavy-duty diesel engine oils, marine diesel, small engines, stationery gas and viscosity modifiers	Additives that extend engine life, lower emissions and enhance fuel economy.

	Fuel, refinery and oilfield products and other components	Additives designed to eliminate deposits and provide fuel system cleanliness, prevent rust and corrosion, enhance fuel economy, provide anti-knock, lower volatility and improve storage stability.

     Specialty Driveline and Industrial Oil Additives. We are a global supplier of specialty driveline and industrial oil additive products for use in driveline and industrial applications. In 2004, our specialty driveline and industrial oil additives products generated total revenues of $743.2 million.

     Specialty Driveline Additives

     Our specialty driveline additives products include additives for automatic transmission oils and gear oils for cars, trucks, buses, off-highway equipment and farm tractors. Relative to engine oils, specialty driveline additives are more complex formulations that carry higher average pricing and value and have longer product life cycles. We sell our products to major global and regional oil companies, specialized lubricant producers and marketers. Our customers use our products to blend with their lubricant fluids and distribute the finished lubricant to end users via retail, commercial or vehicle OEM channels. The specialty driveline additives industry is characterized by well-established product lines that meet OEM specifications and carry OEM approvals.

     Industrial Oil Additives

     Our industrial oil additives products include additives for hydraulic lubricants, metalworking fluids, industrial gear oils and grease, as well as compressor lubricants. We sell our products to major global and regional oil companies, specialized lubricant producers and marketers. Our customers use our products to blend with their fluid products and distribute the finished lubricant to end users via retail, commercial or OEM channels. Because of our products are sold to industrial end-markets, our industrial oil additives products are exposed to economic cycles more than other products within the Lubricant Additives segment.

     The following is a list of representative uses for and a description of our specialty driveline and industrial oil additives products:

Category	Product/Brand	Description
Specialty Driveline and Industrial Oil Additives	Driveline additives for automatic transmission fluids, gear oils and farm tractor fluids	OEM-specific additives that provide multiple and complex performance properties, including reducing friction in order to prevent wear of transmissions, gears and farm tractor components.

	Additives for industrial fluids, including hydraulics, metalworking, industrial gear, grease and compressor fluids	A wide range of additives to meet the lubricant performance requirements of industrial equipment.

     Services and Equipment. Services and equipment is comprised of fluid metering devices, particulate emission trap devices, FluiPakTM sensor systems and outsourcing strategies for supply chain and knowledge center management. In 2004, our services and equipment products generated total revenues of $72.7 million.

     The following is a list of representative uses for and a description of our services and equipment products:

Category	Product/Brand	Description
Services and Equipment	Custom Solutions	Custom blending of finished lubricants and training services for oil company customers.

	Lubrizol Performance Systems	Precision blending and additive metering equipment for the petroleum and chemical industries.

	Engine Control Systems	A full range of original equipment and aftermarket products, including diesel oxidation catalysts and particulate filters, for treating harmful exhaust emissions from diesel, propane and natural gas engines.

Specialty Chemicals Segment

     The Specialty Chemicals segment represents a diverse portfolio of performance chemicals used in consumer and industrial applications, such as ingredients for personal care and pharmaceutical products, food and beverage products, emulsions and additives for coatings and inks, and specialty plastics and materials.

     For the year ended December 31, 2004, the Specialty Chemicals segment generated revenues of $1,120.7 million and segment operating income of $85.6 million.

     We have three primary product lines within our Specialty Chemicals segment: consumer specialties, performance coatings and specialty materials.

     Consumer Specialties. We are a global producer of specialty chemicals targeting the personal care, pharmaceutical and food and beverage industries and a leading provider of engineered adhesives, polymer additives and specialty emulsifiers. Key products include Carbopol® acrylic thickeners, film formers, fixatives, emollients, silicones, botanicals, active pharmaceutical ingredients and intermediates, benzoate preservatives, fragrances, synthetic food dyes, natural colorants, Hycar® reactive liquid polymers, rubber and lubricant antioxidants, rubber accelerators and ADEX® specialty emulsifiers for mining explosives. In 2004, our consumer specialties products generated total revenues of $481.7 million.

     Personal Care and Pharmaceuticals

     We are a global producer of specialty chemicals targeting the personal care and pharmaceutical industries. Our products impart physical and sensory properties, such as texture, stability and thickness to products, including lotions, shampoos, hair gels, cosmetics and personal and oral hygiene products. Key products in this area include selected functional specialties and formulation additives such as specialty surfactants, methyl glucoside and lanolin derivatives, and Carbopol® acrylic thickeners, film formers and fixatives. Our products are an important component of the functionality and aesthetics of the end product, but typically represent a small portion of the customer’s total product costs. Key product families include:

•	Carbopol® acrylic thickener, which is a global leader in synthetic thickeners due to its efficient stabilizing properties and superior thickening capabilities. Primary end-uses in the personal care industry include hair care, skin care and personal and oral hygiene products. Pharmaceutical primary end-uses include topical and controlled-release applications.

•	Methyl glucoside and lanolin derivatives that enhance the functional and aesthetic properties of personal care products by delivering characteristics such as emulsification, thickening and moisturizing, as well as imparting the elegant feel to lotions and creams.

•	AMPS® specialty monomers that are used in the manufacture of polymers for a variety of applications such as dishwashing detergents to reduce spotting, skin creams to improve lubricity and feel, medical gels for defibrillator pads to enhance conductivity, and coatings and adhesives to improve adhesion.

•	Specialty surfactants and additives that enhance the functional and aesthetic properties of personal care products and household and industrial cleaners by improving characteristics such as foaming, cleansing, conditioning and mildness. Surfactants are primarily used in hair care products, such as shampoos and body washes.

     Recent acquisitions have extended our product breadth in personal care. In September 2003, we purchased a natural skin care ingredients business from The Dow Chemical Company. In October 2003, Noveon International purchased a controlling interest in SNP, a Thailand-based manufacturer and marketer of botanical extracts used in personal care product formulations. SNP provides us with access to products that we plan to sell throughout our global distribution system. In January 2004, Noveon International purchased Scher Chemicals, Inc., a manufacturer of emollient and surfactant specialty chemicals used in cosmetic and other personal care formulations.

     The following is a list of representative uses for and a description of our personal care and pharmaceuticals products:

Category	Product/Brand	Description
Personal Care and Pharmaceuticals	Carbopol®	Acrylic thickener, which imparts stability and improves aesthetics. Often used as a controlled release agent.

	Pemulen®	Polymeric emulsifier reducing formulation irritancy and providing unique sensory properties.

	Avalure®	Polymers for color cosmetics and skin care.

	Specialty silicones	Polymers affecting slip-and-feel.

	Fixate™	Resin for hair styling.

	Emollients	Improve skin feel and appearance.

	Colorants	Impart color in personal care products.

	Botanical extracts	Specialty additives for cosmetic and skin care formulations.

	Methyl glucoside derivatives, including Glucamate®	Natural thickeners, emulsifiers and moisturizers for shampoos, liquid cleansers, face and body creams and lotions.

	Lanolin derivatives	Natural emollients, emulsifiers and conditioners for creams, lotions and color cosmetics.

	AMPS® monomers	Specialty monomer for high performance polymers.

	Specialty surfactants, including Sulfochem®	Enhance cleansing, foaming and moisturizing of shampoos, body washes, industrial and household cleaners.

	Polycarbophil	Active agent for bulk laxatives.

	Amino acid-based actives	Active ingredients for pharmaceuticals.

	Advanced intermediates	Used in the production of active pharmaceutical ingredients.

	Cassia gum	Gelling agents for human food (Japan) and pet food.

     Food and Beverage

     We are a supplier of products that preserve freshness and improve the color and consistency of food and beverages, making them more appealing to consumers. We are a leading global producer of benzoate preservatives, a leading U.S. supplier of synthetic colorants and an integrated producer of flavors, fragrances and other food additives to the food and beverage industry. Benzoates improve the shelf life of consumable goods and are the preservative of choice for manufacturers of soft drinks, bottled beverages, fruit-based products and prepared salads due to their antimicrobial properties. We believe that our Kalama, Washington benzoate facility is the largest facility of its type in North America and the second largest in the world, giving us the capability to serve large customers globally. This facility also produces a number of high-value, distinct flavor and fragrance products for use in many food and personal care products as well as certain intermediate products. The intermediate products include plasticizers used in adhesives, sealants and safety glass, and phenol, a co-product, used for adhesive resins in forest-product applications.

     We consolidated a series of small acquisitions that supply foam control agents, which reduce the amount of foam generated in a variety of industrial processes. Our antifoam and defoaming agents are based on a wide variety of chemistries, including silicone. We specialize in defoamers and antifoam agents for the food processing, fermentation, grain and sugar-sweetener industries, as well as for the metalworking, coatings, ink, textile, pharmaceutical, water treatment, mining and pulp and paper industries.

     We also sell a full line of FDA-approved food, drug and cosmetic primary dyes (including blends of primary dyes), as well as lakes and natural colors. Primary end-uses for our products within food and beverage applications include soft drinks and processed foods, such as canned soup and pre-made meals. In addition, within the colorant operation, we produce pigment dispersions for use in architectural coatings and technical dyes used in household dyes and other applications. We also sell defoamer and antifoam additives that are used in food applications to manage the level of foaming that occurs.

     The following is a list of representative uses for and a description of our food and beverage products:

Category	Product/Brand	Description
Food and Beverage	Colors

	Food, drug and cosmetic dyes, lakes, natural colors and pigments	Colorants for beverages, confectionary goods, cosmetics, dry mixes/snacks, processed foods and pet food and colorants for inks, paints and paper dyes.

Benzoates

	Sodium benzoate and potassium benzoate	Improves shelf life for certain consumable goods. Preservative for manufacturers of soft drinks, bottled beverages, fruit-based products and prepared salads.

Flavors and Fragrances

	Benzaldehyde-based chemicals	Food, personal care and soap products.

Intermediates

	Phenol, benzaldehyde, benzyl alcohol and benzoic acid	Pharmaceuticals, coatings, agrochemical products, plasticizers, adhesives, sealant products and alkyd resins.

Foam Control Agents

	Silicone and other chemistries	Reduce foam in processing of food, grain, fermentation and a wide range of industrial products.

     Polymer Additives

     We are a leading global supplier of reactive liquid polymers (RLP) sold under the trademark Hycar®, and one of the leading North American producers of polymer additives including rubber and lubricant antioxidants and rubber accelerators. Our products in this category extend the life and improve the performance characteristics of rubber, lubricating oil, plastics and thermoset resin-based formulations. RLP is a high-growth niche product for technologically challenging applications, including structural and engineered adhesives used in aerospace, transportation and electronics. RLP improves impact and crack resistance in composites and coatings and improves the toughness and long-term durability of epoxy-based structural adhesives. RLP growth is anticipated to exceed overall growth of the high-end adhesives industry, as the product is increasingly utilized for its superior performance characteristics relative to other binding agents.

     Our antioxidant products are used in rubber, plastics and lubricants and are marketed under the Good-Rite® name, a leading industry brand. Antioxidants prevent oxidative degradation and are primarily utilized by rubber manufacturers and, to a lesser extent, plastic manufacturers, to impart durability and prevent the loss of functional attributes such as flexibility. In motor oil and other lubricants, antioxidants prevent thermal breakdown and extend product life. We also manufacture a line of accelerators marketed under our brand Cure-Rite®, which are utilized by rubber manufacturers to reduce the vulcanization/curing time, and thereby improve manufacturing productivity.

     The following is a list of representative uses for and a description of our polymer additives products:

Category	Product/Brand	Description
Polymer Additives	Reactive Liquid Polymer

	Hycar®	Used as a toughener and flexibilizer in thermoset resin formulations (construction, composites, coatings and structural adhesives).

Antioxidants

	Good-Rite®	Primarily used by rubber manufacturers to prevent oxidative degradations, impart durability and prevent loss of flexibility.

Accelerators

	Cure-Rite®	Helps reduce vulcanization/curing time.

     Performance Coatings. We are a leading supplier of specialty resins and additives for the coatings and ink markets worldwide. We offer a wide range of products for formulating paints, coatings and inks. In 2004, our performance coatings products generated total revenues of $391.9 million.

     Our business strategy for performance coatings is centered on our ability to formulate and compound polymer emulsions to create customized solutions meeting the specific needs of our customers. Many of our coatings customers have expanded their operations around the world. In response, Noveon International expanded its product lines and geographic coverage with a focus on strategic international account customers. We also recognize the importance of middle tier and local customers, who we service economically with our trained local agents and distributor network. Noveon International had success with water-borne acrylic and polyurethane technologies as global restrictions targeting the reduction of the volatile organic compounds prevalent in solvent-based products have become more stringent. We continue to develop innovative products based on these technologies to enhance our portfolio. We expect water-borne formulations to continue to grow faster than the overall industry growth rate for the niche industries in which we participate.

     Specialty Resins and Polymers

     Our water-based polymer emulsions and dispersions, including resins and auxiliaries, are used in the production of high-end paint and coatings for wood, paper, metal, concrete, plastic, textiles and other surfaces. Our acrylic emulsions and polyurethane dispersions, which are environmentally attractive substitutes for solvent-based and hydrocarbon products, are valued for the superior gloss and durability properties they provide. In addition, our polymers are used as ink vehicles, overprint varnishes and functional coatings for specialty paper, printing and packaging applications. We supply acrylic emulsions used to improve the appearance, texture, durability and flame retardance of high-end specialty textiles sold to the home furnishings, technical fabrics and apparel industries. In addition, we believe we are the only fully integrated U.S. supplier of glyoxal and glyoxal-based resins for durable press and wrinkle-resistant textile additives.

     In addition to water-based polymers, we specialize in unique, non-aqueous acrylic and other proprietary polymer resins for the paint and coatings, printing ink, laminating, adhesives and sealants, and grease markets. These value-added Doresco® specialty resins not only function as carriers for pigment, but also provide surface protection and adhesion properties. We work closely with our customers to develop resins that address their specific problems.

     The following is a list of representative uses for and a description of our polymer products:

Category	Product-line	Description
Specialty Resins and Polymers	Acrylic Emulsions, Polyurethane Dispersions and Other Water-based Systems, Hycar®, Sancure®, Algan®, Performax®	Provide superior gloss and durability properties to paints and coatings. End markets include wood, paper, metal, concrete, plastic and textiles.

	Acrylic and Other Polymer Resins, Doresco®	Function as carriers for pigments, and provide surface protection and adhesion properties. End-markets include paint and coatings, printing ink, laminating, adhesives and sealants and grease.

     Coating Additives

     Our additives for coatings and inks are used to enhance the appearance and durability of coatings in architectural and industrial uses, as well as to improve their processing and application characteristics. Additives such as pigment dispersants enhance the processing and performance of printing ink, while also maximizing color strength and stability in coatings and plastics. We are a leading global supplier of surface modifiers that improve the abrasion resistance properties and film characteristics of printing ink and coatings. Our products include:

•	High-performance hyperdispersants for coatings, inks, thermoplastics and thermoset composites. We are a world leader in polymeric hyperdispersant technology, sold under the Solsperse® and Solplus® trade names. Hyperdispersants improve the dispersion of almost any solid particulate (including pigments, fillers, flame retardants and fibers) into almost any liquid medium (water, solvents and resins). They are primarily used to achieve even color saturation. They enrich and strengthen color, while reducing production costs and solvent emissions. We also produce Ircosperse® pigment dispersants for coatings and COLORBURST™ pigment dispersants for printing inks.

•	Surface modifiers improve the performance of industrial, architectural, can, coil, wood and powder coatings by enhancing and protecting surfaces. Lanco®, Lanco® Glidd, Lanco® Matt and Aquaslip™ surface modifiers impart a variety of properties to a coating, including enhanced slip, improved abrasion and scratch resistance, matting, texturing and a silky, soft feel.

•	Rheology control additives improve the performance of coatings by providing thickening, sag control, pigment anti-settling and improved surface appearance. Rheology control additives are sold under the brand names Ircothix®, Ircogel® and Solthix®.

•	Foam control additives for paints and coatings minimize air bubbles and are sold under the FOAM BLAST® and Antibubble™ brands.

•	Specialized additives for inks improve rub resistance properties and film characteristics.

     The following is a list of representative uses for and a description of our coating additives products:

Category	Product/Brand	Description
Coating Additives	Dispersants, Solsperse® Ircosperse®, COLORBURST™	Improve the dispersion of almost any solid particulate into almost any liquid medium. End-markets include coatings and printing inks.

	Surface Modifiers Lanco®, Lanco® Glidd, Lanco® Matt, Aquaslip™	Impart a variety of properties to a coating, including enhanced slip, improved abrasion and scratch resistance, matting, texturing and a silky, soft feel. End markets include industrial, architectural, can and coil, wood and powder coatings.

Category	Product/Brand	Description
	Rheology Control Additives, Ircothix®, Ircogel® and Solthix®	Provide thickening, sag control and improved surface appearance of coatings.

	Foam Control Additives, FOAM BLAST® and Antibubble™	Minimize air bubbles in paints and coatings.

	Specialized Additives for Inks, Duotron®, Liquitron®, Fluotron®	Improve the processing, performance and rub resistance properties.

     Specialty Materials. We are a leading global supplier of chlorinated polyvinyl chloride (CPVC) resins and compounds sold under the trademark TempRite®. We are also a leading producer of cross-linked polyethylene compounds (PEX) sold under the trademark TempRite®. Applications for TempRite® resins and compounds include piping for residential and commercial plumbing and fire sprinkler systems. In addition to TempRite®, we are also a leading producer of thermoplastic polyurethane (TPU) sold under the trademark Estane®. Applications for Estane® TPU include plastic film and sheet for various coatings processes. In 2004, the specialty materials product line generated total revenues of $247.1 million.

     Chlorinated Polyvinyl Chloride

     TempRite® CPVC is a technologically advanced heat, fire and chemical resistant polymer that we developed to serve technically demanding applications not well served by traditional PVC and other commodity plastics. Our TempRite® CPVC polymers are sold to customers who produce plastic piping for residential and commercial plumbing, fire sprinkler systems and industrial piping applications. TempRite® CPVC piping has inherent advantages over copper and other metals due to its heat and corrosion resistance, increased insulation properties, mold resistance, ease of installation and lower installed cost. We market our branded TempRite® CPVC products for specific applications: FlowGuard® and FlowGuard Gold® for residential and commercial plumbing, BlazeMaster® for fire sprinkler systems and Corzan® for industrial piping. We believe we have built strong end-user awareness of our brands by using a direct sales force that markets directly to builders, contractors, plumbers, architects, engineers and building owners.

     In 2001, Noveon International purchased select assets and technology to manufacture PEX compounds, further used to produce PEX pipe. TempRite® PEX enables us to add a flexible piping compound to our rigid piping product offering. TempRite® PEX is a small but growing product for applications that demand flexible piping systems.

     The following is a list of representative uses for and a description of our CPVC and PEX products:

Category	Product/Brand	Description
CPVC	TempRite®	Residential plumbing

	FlowGuard®	Residential and commercial plumbing

	FlowGuard Gold®	Residential and commercial plumbing

	Corzan®	Industrial and commercial piping

	BlazeMaster®	Fire sprinkler piping

PEX	TempRite®	Flexible piping systems

     Thermoplastic Polyurethane

     Estane® TPU, an engineered, highly versatile thermoplastic, provides a high quality, lower cost alternative to rigid plastics and flexible rubber. Performance attributes of Estane® TPU include abrasion, heat and chemical resistance, minimal fatigue from bending, ease of processing and good paintability. These performance characteristics make Estane® TPU attractive for use in a broad range of end-uses, including film and sheet for various coating processes, wire and cable insulation, athletic equipment (such as footwear), medical applications, pneumatic tubing and automotive molded parts. Noveon International recently introduced several new product families that extend the uses for Estane® TPU. This includes products that can be melt spun into elastic spandex fibers and materials that offer enhanced breathability for garments. We believe that Estane® TPU is one of the industry’s leading brand names. We also market Stat-Rite® thermoplastics, which are static dissipative materials used in packaging for the electronics industry. In addition, we market fiber-reinforced TPU under the Estaloc® brand. Estaloc® reinforced engineering thermoplastics offer the functional properties of traditional TPU, yet are reinforced for higher stiffness to provide the strength, dimensional stability and impact resistance required to withstand a variety of tough applications and harsh environments. Applications include sporting goods, agricultural equipment and other mechanical components.

     In October 2003, Noveon International purchased select assets and technology of Thermedics Polymer Products, LLC, a manufacturer of aliphatic TPU, which has allowed us to enter high-value optical film, medical tubing and other applications.

     The following is a list of representative uses for and a description of our TPU products:

Category	Product/Brand	Description
TPU	Estane®	Aromatic grades for film and sheet, wire and cable insulation, athletic equipment, medical applications, pneumatic tubing, automotive molded parts and adhesives.

	Estaloc®	Automotive trim, sporting goods, agricultural equipment and other mechanical components.

	Stat-Rite®	Packaging of semiconductors, sensitive electronic components, disk drive heads and cell phone components.

	Tecoflex®	Aliphatic grades for optical film, medical tubing and general industrial applications.

Competition

     Our Lubricant Additives business is highly competitive in terms of price, technology development, product performance and customer service. Our principal competitors, both in the United States and overseas, are Infineum, a joint venture involving Shell Oil Company and Exxon Mobil Corporation; Chevron Oronite Company, a subsidiary of ChevronTexaco Corporation; and Afton Chemical Corporation, a subsidiary of NewMarket Corporation (formerly Ethyl Corporation). Petroleum companies also produce, either directly or indirectly, lubricants and fuel additives for their own use and also sell additives to others. These petroleum companies are also our customers, and some of them sell raw materials to us. We believe, based on volume sold, that we are a leading supplier of performance additives for lubricants to the petroleum industry.

     Our Specialty Chemicals business faces a variety of competitors in each of our product lines, but we believe no single company competes with us across all of our existing product lines. The specialty chemicals industry is highly fragmented. Individual products or service offerings compete on a global, regional and local level due to the nature of the businesses and products, as well as the applications and customers served. The following chart sets forth our principal competitors of the Specialty Chemicals business by product line:

Product Line	Principal Competitors
Consumer specialties	Cognis, CP Kelco, Croda, DSM, FMC, Hercules, ISP, Nihon Junkayu, Quest, Rhodia, Rohm and Haas, Sensient, Sigma/3V, Sumitomo Seika, Symrise, Tessenderlo, Velsicol

Performance coatings	Avecia, BASF, Bayer, Byk, Ciba, Clariant, Dow Chemical, Eastman, Johnson Polymer, OMNOVA, Parachem, PolymerLatex, Reichhold, Rohm and Haas, Tego, UCB

Product Line	Principal Competitors
Specialty materials	Atofina, BASF, Bayer, Dow, Georgia Gulf, Huntsman, Kaneka, Sekisui Chemical, Victaulic

Sales and Marketing

     We primarily market our lubricant and fuel additives products worldwide through our own direct sales organization. In addition, we use sales agents and distributors where necessary. Our additive customers primarily consist of oil refiners and independent oil blenders and are located in more than 100 countries. Our 10 largest customers, most of which are international oil companies and a number of which are groups of affiliated entities, accounted for approximately 38% of our consolidated net sales in 2004.

     In order to maximize our understanding of customer needs as well as emerging trends, our sales and marketing activities for our specialty chemicals products are organized by end-use applications. Each sales team includes representatives from sales, marketing and research and development.

     Most of our sales and marketing staff is technically oriented and works closely with customers to develop products and formulations that deliver the desired product attributes. Some of our laboratories are equipped with small-scale equipment that replicates our customers’ processing capabilities, which ensure our solutions are easily and efficiently implemented at our customers’ facilities.

     Finally, many of our sales and marketing resources are dedicated to stimulating end-use demand for our products. For example, in the case of our TempRite® plumbing, fire sprinkler and industrial piping applications, our resources are focused on marketing to building contractors, plumbers, distributors and construction code officials to convince them to specify our products in their projects or building codes.

Research, Development and Technology

     Technology leadership in design and formulation of additives and specialty chemicals drives our business. Historically, we have emphasized consistent investment in research. Excluding acquisitions, research and testing expense consistently has been about 8% of sales for the last two decades – higher than most chemical companies. Research expense alone has been 4.5% to 5.0% of sales annually for the last 10 years. We have developed internally a large percentage of the products we manufacture and sell. Our internal technical resources encompass chemical synthesis, world-class physical and analytical science, statistical and computer modeling expertise and extensive applications technology and testing laboratories. We balance centralized research facilities with applications technology capabilities that are closely tied to their counterparts in the commercial organizations. Our technical facilities are located all over the world. We provide tools and processes for knowledge sharing and for leveraging our technology globally and across product lines.

     Lubricant Additives. In our Lubricant Additives segment, the majority of the additives we manufacture and sell are developed by our in-house research group. Technological advances in materials and in the design of engines and other automotive equipment, combined with rising demands for environmental protection and fuel economy, require increasingly sophisticated research capabilities to meet industry performance standards.

     We have technical facilities in Wickliffe, Ohio; Hazelwood, United Kingdom; and Kinuura, Japan for lubricant additives research. We also conduct a limited program of corporate research designed to leverage technology across our product lines. We maintain mechanical testing laboratories at those three locations, equipped with a variety of gasoline and diesel engines, driveline and other mechanical equipment to evaluate the performance of additives for lubricants and fuels. In addition, we make extensive use of independent research firms. Global field testing is conducted through various arrangements with fleet operators and others.

     We maintain offices in Detroit, Michigan; Hazelwood, United Kingdom; Paris, France; Hamburg, Germany; Shanghai, China; Mumbai, India; Tokyo, Japan; and Seoul, South Korea to maintain close contact with the principal automotive OEMs of the world and to keep us abreast of the performance requirements for our products. These liaison activities also serve as contacts for cooperative development and evaluation of products for future applications.

     Specialty Chemicals. Our Specialty Chemicals segment has had a long history as an industry innovator, creating proprietary, high-performance materials for our customers, including ingredients for personal care products, the invention of Carbopol® acrylic thickener, additives for coatings and the commercial development of TempRite® CPVC. We have leveraged our core surface activity chemistry into new specialty chemicals and materials markets through acquisitions and application technology expertise. Our specialty chemical and materials products are derived from a broad range of technology platforms developed either internally or externally through licensing, acquisition or joint technological alliances with global suppliers and customers.

     Our primary research facility for our Specialty Chemicals segment is located in Brecksville, Ohio, where we develop new technologies and products and conduct applications development and technical service for our customers. We maintain other smaller technical facilities in various locations in the United States, Europe and Asia.

     Patents. We own approximately 2,800 patents worldwide relating to our products and manufacturing processes. Although these domestic and foreign patents expire from time to time, we continue to apply for and obtain patent protection for new products on an ongoing basis. We believe that, in the aggregate, our patents constitute an important asset. However, we do not regard our business as being materially dependent upon any single patent or any group of related patents. We use patents in both of our reporting segments.

     Research, Testing and Development Expenditures. Our consolidated research and development expenditures were $108.3 million in 2004, $93.9 million in 2003 and $93.5 million in 2002. These amounts were equivalent to 3.4%, 4.6% and 4.7% of the respective consolidated total revenues for those years. These amounts include expenditures for the performance evaluation of additive developments in engines and other types of mechanical equipment as well as expenditures for the development of specialty chemicals for industrial applications. In addition, we spent $82.5 million, $73.0 million and $74.8 million in 2004, 2003 and 2002, respectively, for technical service (testing) activities, principally for evaluation in mechanical equipment of specific lubricant formulations designed for the needs of petroleum industry customers throughout the world.

     Our research and development staff includes approximately 700 professionals, many of whom possess PhDs or equivalent degrees, and approximately 450 technical service employees. Our research and development staff works with both our sales force and customers to use our wide spectrum of technology platforms and processing capabilities to enhance our product offerings in the specialty chemicals industry. We have developed many of our products in cooperation with our customers, often as a result of their specific needs, resulting in long-standing customer relationships.

Raw Materials

     We use a broad variety of specialty and commodity chemical raw materials in our manufacturing processes, and use oil in processing and blending additives. These raw materials are obtainable from several sources. The materials that we choose to purchase from a single source generally have long-term supply contracts as a basis to guarantee supply reliability. For the most part, our raw materials are derived from petroleum and petrochemical-based feedstocks.

     Lubricant base oil is our single largest purchased raw material, representing about one-third of our purchases, by weight, for the Lubricant Additives segment. Other major categories of raw materials for the Lubricant Additives segment include olefins and esters (approximately 15% of purchases); inorganic acids, bases and oxides (approximately 6%); and alcohols and glycols (approximately 5%). We believe that raw materials derived from petrochemicals are approximately 75% of our purchases for the Lubricant Additives segment. For our Specialty Chemicals segment, no single raw material represents more than 5% of purchases. The top seven raw materials total about 30% of purchases for the Specialty Chemicals segment. Principal raw materials for the Specialty Chemicals segment include acrylates for personal care and coatings, styrene for coatings, toluene for food and beverages, and PVC, PTMEG and MDI for specialty materials.

Environmental Matters

     We are subject to foreign, federal, state and local laws and regulations designed to protect the environment and limit manufacturing wastes and emissions. We believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the consequent financial liability to us. Compliance with environmental laws and regulations requires continuing management effort and expenditures. We have incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations and to obtain and maintain all necessary permits. We believe that the cost of complying with environmental laws and regulations will not have a material affect on our earnings, liquidity or competitive position, although we cannot provide you assurance in that regard.

     We believe that our business, operations and facilities are being operated in compliance, in all material respects, with applicable environmental laws and regulations, many of which provide for substantial fines, penalties and criminal sanctions for violations. The operation of manufacturing plants entails environmental risks, and we may incur material costs or liabilities in the future that could adversely affect us. For example, we may be required to comply with evolving environmental laws, regulations or requirements that may be adopted or imposed in the future or to address newly discovered contamination or other conditions or information that require a response on our part.

     Among other environmental laws, we are subject to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as Superfund), under which we have been designated as a “potentially responsible party” that may be liable for cleanup costs associated with various waste or operating sites, some of which are on the U.S. Environmental Protection Agency Superfund priority list. Our experience, consistent with what we believe to be the experience of others in similar cases, is that Superfund site liability tends to be apportioned among parties based upon the contribution of materials to the Superfund site. Accordingly, we measure our liability and carry out our financial reporting responsibilities with respect to Superfund sites based upon this standard, even though Superfund site liability is technically joint and several in nature. We accrue for estimated environmental liabilities with charges to cost of sales. We believe our environmental accrual is adequate to provide for our portion of the costs of all such known environmental liabilities. Based upon consideration of currently available information, we believe liabilities for environmental matters will not have a material adverse affect on our financial position, operating results or liquidity, although we cannot provide you assurance in that regard.

     Noveon International is the beneficiary of agreements with Goodrich Corporation that require Goodrich to indemnify Noveon International for, among other things, certain environmental liabilities and costs relating to facilities of the former Performance Materials Segment of Goodrich. However, we cannot assure you that Goodrich or other third party indemnitors will, in the future, honor their indemnification obligations to us.

Employees

     At December 31, 2004, we and subsidiaries had approximately 7,800 employees of which approximately 56% were in the United States. We believe that our relationship with our employees is good. Seven of our U.S. sites, and approximately 11% of our domestic employees, are organized by labor unions with collective bargaining agreements that are subject to periodic renegotiation. The durations of these collective bargaining agreements vary from three to five years, with four agreements expiring in 2005. We expect to enter into new agreements with these unions as the current agreements expire.

Manufacturing and Properties

     We possess global manufacturing, laboratory and sales and technical service facilities enabling us to provide customers with worldwide service and a reliable supply of products. Our corporate headquarters are located in Wickliffe, Ohio. We have manufacturing facilities and laboratories, which we own or lease, at 33 sites in the United States and 40 sites in approximately 20 other countries. We also have entered into long-term contracts for the exclusive use of major marine terminal facilities at various ports and leases for storage facilities. We maintain a capital expenditure program to support our operations and believe our facilities are adequate for our present operations and for the foreseeable future.

Geographic Area Information

     Financial information with respect to our domestic and foreign operations is contained in Note 14 to our consolidated financial statements, which is included in our 2004 Annual Report to shareholders, and is incorporated herein by reference.

     We supply our customers abroad through exports from the United States and from overseas manufacturing plants. We believe the political and economic risks related to our foreign operations are mitigated due to the stability of the countries in which our largest foreign operations are located.

Legal Proceedings

     We are engaged in legal proceedings arising in the ordinary course of business. We believe that the ultimate outcome of these proceedings will not have a material adverse impact on our results of operations, financial position or cash flows.

ITEM 2. PROPERTIES

     Our corporate headquarters are located in Wickliffe, Ohio. Our commercial centers for Lubricant Additives and Specialty Chemicals are located in Wickliffe, Ohio and Brecksville, Ohio, respectively. We have other offices and facilities around the world. The locations of our manufacturing and laboratory facilities are indicated below in the following chart.

			Size
		Laboratory	(approx.)	Reporting Segments
	Owned/	(R&D/Testing) or	in square	Lubricant	Specialty
Location	Leased	Manufacturing	feet	Additives	Chemicals
Sydney, Australia	Owned	Manufacturing	45,000	x	x
Antwerp, Belgium	Owned	Manufacturing	81,000		x
Oevel, Belgium	Owned	Manufacturing	215,000		x
Vilvoorde, Belgium	Owned	Manufacturing	27,000		x
Rio de Janeiro, Brazil	Owned	Manufacturing	270,000	x	x
Niagara Falls, Ontario, Canada	Owned	Manufacturing	175,000	x
London, Ontario, Canada	Owned	Manufacturing	22,000	x
Newmarket, Ontario, Canada	Owned	Manufacturing	17,000	x
Lanzhou, China(1)	Plant is owned; land is leased	Manufacturing	35,500		x
Qingpu, China	Leased	Manufacturing	45,000		x
Wenzhou, China(1)	Leased	Manufacturing	53,000		x
Le Havre, France	Owned	Manufacturing	960,000	x
Lyon, France	Leased	Laboratory	13,500		x
Mourenx, France	Owned	Manufacturing	40,000	x
Rouen, France	Owned	Manufacturing	760,000	x
Hamburg, Germany	Leased	Laboratory, Manufacturing	65,000	x
Raubling, Germany	Leased/Owned	Laboratory, Manufacturing	134,500		x
Ritterhude, Germany	Owned	Laboratory, Manufacturing	85,000		x
Chennai, India	Leased	Manufacturing	114,000		x
Mumbai, India(1)	Plant is owned; land is leased	Manufacturing	230,000	x
Vadadora, India	Owned	Manufacturing	294,000		x
Kinuura, Japan	Owned	Laboratory, Manufacturing	710,400	x	x
Senawang, Malaysia	Owned	Manufacturing	38,000		x
Apodaca, Mexico	Owned	Manufacturing	135,000	x
Delfzijl, The Netherlands	Leased	Manufacturing	50,000		x
Yanbu, Saudi Arabia	Owned	Laboratory, Manufacturing	4,900	x
Singapore	Plant is owned; land is leased	Manufacturing	500,000	x
Singapore	Leased	Laboratory	1,300		x
Durban, South Africa	Owned	Manufacturing	75,000	x	x
Pohang, South Korea	Leased/Owned	Manufacturing	49,000		x
Barcelona, Spain	Leased/Owned	Laboratory, Manufacturing	76,000		x
Malmo, Sweden	Owned	Manufacturing	6,700	x
Muang, Thailand	Jointly Owned	Laboratory, Manufacturing	15,000		x
Barnsley, United Kingdom	Owned	Laboratory, Manufacturing	50,000		x
Blackley, Manchester, United Kingdom	Leased	Laboratory	13,000		x
Bromborough, United Kingdom (2)	Owned	Manufacturing	140,000	x	x
Fareham, United Kingdom	Owned	Manufacturing	13,000	x
Hazelwood, United Kingdom	Owned	Laboratory	77,000	x

			Size
		Laboratory	(approx.)	Reporting Segments
	Owned/	(R&D/Testing) or	in square	Lubricant	Specialty
Location	Leased	Manufacturing	feet	Additives	Chemicals
Huddersfield, United Kingdom	Plant is owned; land is leased	Laboratory, Manufacturing	37,000		x
Grangemouth, Scotland, United Kingdom	Leased	Laboratory	900		x
Paso Robles, CA	Plant is owned; land is leased	Laboratory, Manufacturing	26,000		x
Atlanta, GA	Owned	Manufacturing	51,400	x
Peachtree City, GA(3)	Owned	Manufacturing	42,500		x
Countryside, IL	Owned	Laboratory, Manufacturing	60,000		x
Henry, IL	Owned	Manufacturing	100,000		x
McCook, IL	Leased	Laboratory, Manufacturing	68,000		x
Calvert City, KY	Owned	Manufacturing	75,000		x
Louisville, KY	Owned	Manufacturing	232,000		x
Lawrence, MA	Owned	Laboratory, Manufacturing	160,000		x
Wilmington, MA	Leased	Manufacturing	83,600		x
Midland, MI	Owned	Laboratory, Manufacturing	68,700	x
Reno, NV	Leased	Manufacturing	54,300	x
Linden, NJ(4)	Owned	Laboratory, Manufacturing	9,500		x
Pedricktown, NJ	Owned	Manufacturing	40,000		x
Charlotte, NC	Leased	Laboratory	2,000		x
Charlotte, NC	Owned	Manufacturing	270,000		x
Gastonia, NC	Owned	Laboratory, Manufacturing	116,000		x
Akron, OH	Owned	Manufacturing	236,000		x
Avon Lake, OH	Owned	Manufacturing	240,000		x
Bowling Green, OH	Owned	Manufacturing	75,000		x
Brecksville, OH	Owned	Laboratory	142,000		x
Chagrin Falls, OH	Owned	Manufacturing	49,000		x
Cincinnati, OH	Leased	Laboratory, Manufacturing	450,000		x
Painesville, OH	Owned	Manufacturing	450,000	x	x
Wickliffe, OH	Owned	Laboratory	233,000	x
Mountaintop, PA(5)	Owned	Laboratory, Manufacturing	42,000		x
Spartanburg, SC	Leased	Laboratory	22,300	x
Spartanburg, SC	Owned	Laboratory, Manufacturing	71,000	x	x
Bayport, TX	Owned	Manufacturing	810,000	x	x
Deer Park, TX	Owned	Manufacturing	1,570,000	x
Houston, TX	Owned	Manufacturing	39,000		x
Kalama, WA	Owned	Laboratory, Manufacturing	550,000		x
Cheyenne, WY	Owned	Laboratory, Manufacturing	32,000		x

(1)	These manufacturing plants are owned and operated by joint venture companies licensed by Lubrizol.
(2)	Operations are expected to cease by the end of 2006.
(3)	Acquired this property in February 2005.
(4)	Operations are expected to cease by the end of the second quarter of 2006.
(5)	Operations are expected to cease by the end of the third quarter of 2005.

     In some cases, the ownership or leasing of these facilities is through a subsidiary or affiliate.

     We have entered into long-term contracts for our exclusive use of major marine terminal facilities at the Port of Houston, Texas. In addition, we have leases for storage facilities in Australia, Chile, Denmark, France, the Netherlands, Singapore, Spain, South Africa, Sweden, Turkey and United Kingdom; Paso Robles, Bakersfield and Los Angeles, California; St. Paul, Minnesota; Bayonne and Edison, New Jersey; Perrysburg, Ohio; Oklahoma City, Oklahoma; Odessa, Texas and Tacoma, Washington.

     On January 17, 2005, we announced we will close our Lubricant Additives manufacturing plant in Bromborough, United Kingdom and resource that plant production to other facilities primarily in France and in the United States. Production phase-out is planned to begin in the second quarter of 2005 and is expected to be completed by the fourth quarter of 2006. A fourth quarter 2004 non-cash restructuring charge of $17.0 million pre-tax was recorded for the impairment of property, plant and equipment. We currently anticipate that future pre-tax charges and cash expenditures of approximately $13.0 million to $15.0 million will be incurred in 2005 through 2006 to satisfy anticipated severance and retention obligations, plant dismantling, site restoration and other site environmental evaluation costs and lease-related costs. In addition, we anticipate capital expenditures of approximately $20.0 million, which will be incurred over the next two years to enable our plants in France and the United States to assume the production from Bromborough. When the production transfer is fully implemented, we estimate our pre-tax operating cost savings will approximate $10.0 million annually.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the vote of the security holders during the three months ended December 31, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth the name, age, recent business experience and certain other information relative to each person who was an executive officer as of February 28, 2005.

Name	Age	Position
James L. Hambrick	50	Chairman of the Board, President and Chief Executive Officer
Joseph W. Bauer	51	Vice President and General Counsel
Donald W. Bogus	57	Senior Vice President and President — Specialty Chemicals
Charles P. Cooley	49	Senior Vice President and Chief Financial Officer
W. Scott Emerick	40	Corporate Controller
Stephen F. Kirk	55	Senior Vice President and President — Lubricant Additives
Gregory R. Lewis	46	Vice President and General Counsel — Specialty Chemicals
Gregory. P. Lieb	52	Vice President, Finance — Lubricant Additives
Annora C. Marcus	42	Assistant Secretary
Scott A. McKinley	43	Vice President, Finance — Specialty Chemicals
Mark W. Meister	50	Vice President and Chief Ethics Officer
Larry Norwood	54	Vice President, Operations —Lubricant Additives
Rosanne S. Potter	45	Treasurer
Leslie M. Reynolds	44	Corporate Secretary
Patrick Saunier	49	Vice President, Information Systems
Jeffrey A. Vavruska	44	Chief Tax Officer
Joanne Wanstreet	53	Vice President, Investor Relations

James L. Hambrick is chairman of the board of directors, president and chief executive officer of The Lubrizol Corporation. He was elected president in January 2003, chief executive officer in April 2004 and chairman of the board effective January 3, 2005. From May 2000 to January 2003, he was vice president responsible for managing corporate strategies in the Asia Pacific region. From October 1998 to April 2000, he was global business manager for engine oils.

Joseph W. Bauer has been the vice president and general counsel of The Lubrizol Corporation since April 1992.

Donald W. Bogus became senior vice president of The Lubrizol Corporation in July 2004 and president of the Specialty Chemicals segment in April 2004. He joined Lubrizol in 2000 as vice president responsible for the Fluid Technologies for Industry segment. He also led Lubrizol’s mergers and acquisitions committee. Prior to joining Lubrizol, Mr. Bogus was with PPG Industries, Inc. where he was vice president for government affairs from May 1999 to February 2000.

Charles P. Cooley is senior vice president and chief financial officer of The Lubrizol Corporation. He joined Lubrizol in 1998 as its chief financial officer and vice president. He was also treasurer from April 1998 to September 2001. Mr. Cooley became senior vice president in July 2004.

W. Scott Emerick joined The Lubrizol Corporation as corporate controller in June 2004. Prior to that, Mr. Emerick was at Noveon International, Inc., where he held the positions of director of finance — TempRite® products from September 2003 to June 2004 and director of accounting and external financial reporting from April 2001 to September 2003. Prior to joining Noveon International, Mr. Emerick served as director of finance for Flexalloy-Textron, a subsidiary of Textron, Inc., where he held several management positions since 1997.

Stephen F. Kirk became senior vice president of The Lubrizol Corporation in July 2004 and the president of the Lubricant Additives segment in June 2004. Previously, he was vice president of sales and marketing for Lubrizol since January 1999 and vice president of sales from April 1996 to January 1999.

Gregory R. Lewis became vice president and general counsel to the Specialty Chemicals segment in June 2004. Previously, Mr. Lewis was the vice president responsible for managing corporate strategies in the Asia Pacific region from January 2003 to June 2004. He was assistant secretary of Lubrizol from April 2001 to January 2003 and assistant to the general counsel from October 1997 to January 2003.

Gregory P. Lieb became vice president of finance for the Lubricant Additives segment in June 2004. Prior to that position, he was controller – commercial analysis and support from April 1999 until June 2004. From 1993 to April 1999, he was controller – accounting and financial reporting. From 1994 to April 1999, he was also the principal accounting officer of Lubrizol.

Annora C. Marcus has been assistant secretary of The Lubrizol Corporation since April 2003. In addition, she has been the director — foreign audits/transfer pricing since September 2004. She previously has held various tax positions with Lubrizol from October 1997 until September 2004.

Scott A. McKinley became vice president of finance for the Specialty Chemicals segment in June 2004. From February 2001 to June 2004, he was vice president and controller for Noveon International, Inc. From late 1998 until February 2001, he was the director, financial planning and analysis, for the Performance Materials Segment of The B.F. Goodrich Company.

Mark W. Meister has been the vice president of human resources for The Lubrizol Corporation since 1993 and chief ethics officer since 1994.

Larry Norwood is vice president for operations for the Lubricant Additives segment. He was appointed an officer in April 2004. Mr. Norwood joined Lubrizol in 1973 and, most recently, he has served as general manager of the Deer Park and Bayport, Texas facilities.

Rosanne S. Potter joined The Lubrizol Corporation and was named treasurer in September 2001. Previously, she was the vice president and treasurer to Dexter Corporation from 1999 to 2000.

Leslie M. Reynolds is corporate secretary and counsel for The Lubrizol Corporation. She has been counsel since February 1991. She served as assistant secretary from 1997 until her appointment as corporate secretary in April 2001.

Patrick H. Saunier became the vice president for information systems and business processes for The Lubrizol Corporation in July 2004. Mr. Saunier joined Lubrizol’s manufacturing facility in Rouen, France in 1981 and, since 1999 he led the European shared services organization.

Jeffrey A. Vavruska joined The Lubrizol Corporation as chief tax officer in April 2004. Previously, he worked at American Greetings Corporation, where he was executive director of tax from September 2001 to April 2004, and at Cleveland Cliffs, Inc. where he held various tax roles from 1995 to 2001.

Joanne Wanstreet was elected vice president with responsibility for global communications and investor relations for The Lubrizol Corporation in April 2002. From January 2001 to April 2002, Ms. Wanstreet was manager, investor relations. From January 1999 to December 2000, she was finance manager.

All executive officers serve at the pleasure of the Board.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common shares are listed on the New York Stock Exchange under the symbol LZ. The number of shareholders of record of common shares was 3,682 as of February 10, 2005.

     Information relating to the recent price and dividend history of our common shares follows:

	Common Share Price History				Dividends
	2004		2003		Per Common Share
	High	Low	High	Low	2004	2003
1st quarter	$33.55	$29.44	$32.06	$26.54	$.26	$.26
2nd quarter	36.81	30.67	32.46	29.50	.26	.26
3rd quarter	37.37	33.00	34.40	30.50	.26	.26
4th quarter	37.33	32.12	34.31	29.23	.26	.26

					$1.04	$1.04

     On October 14, 2004, 6,794 common shares were issued in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to the surviving spouse of a former director under a deferred stock compensation plan for outside directors.

     On December 1, 2004, 187 common shares were issued in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to a former officer under the deferred compensation plan for officers.

     The following table provides information regarding the company’s purchases of its common shares during the quarter.

(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
			of Shares (or Units)	Value) of Shares (or
	(a) Total Number of	(b) Average Price	Purchased as Part of	Units) that May Yet be
	Shares (or Units)	Paid per Share	Publicly Announced	Purchased Under the
Period	Purchased[1]	(or Unit)	Plans or Programs	Plans or Programs
Month #1 (Oct. 1, 2004 through Oct. 31, 2004)	0 Shares	N/A	N/A	N/A
Month #2 (Nov. 1, 2004 through Nov. 30, 2004)	0 Shares	N/A	N/A	N/A
Month #3 (Dec. 1, 2004 through Dec. 31, 2004)	1,607 Shares	$36.60	N/A	N/A
Total	1,607 Shares

     1 This column represents common shares that were purchased by the company pursuant to:

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

ITEM 6. SELECTED FINANCIAL DATA

     The summary of selected financial data for each of the last five years included in the Historical Summary contained on pages 58-59 of our 2004 Annual Report to shareholders is incorporated herein by reference.

     Total debt reported in the Historical Summary includes the following amounts classified as long-term at December 31: $1,964.1 million in 2004, $386.7 million in 2003, $384.8 million in 2002, $388.1 million in 2001, $378.8 million in 2000 and $365.4 million in 1999.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Management’s Discussion and Analysis of Financial Condition and Results of Operations, including the information appearing under the heading “Cautionary Statements for Safe Harbor Purposes,” contained on pages 9 through 26, inclusive, of our 2004 Annual Report to shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information appearing under the heading “Quantitative and Qualitative Disclosures about Market Risk” contained on page 26 of our 2004 Annual Report to shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements, together with the report of the independent registered public accounting firm relating thereto, contained on pages 28 through 57, inclusive, of our 2004 Annual Report to shareholders, and the Quarterly Financial Data (Unaudited) contained on page 57 of the 2004 Annual Report to shareholders, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     We evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2004. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to Lubrizol and our consolidated subsidiaries required to be included in our periodic SEC filings. There were no significant changes in our internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Management’s report on internal control over financial reporting and the report of the independent registered public accounting firm relating thereto are contained on pages 27 and 28, inclusive, of our 2004 Annual Report to shareholders and are incorporated herein by reference.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our proxy statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference. Information relative to executive officers is contained under “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. Information regarding the identification of a financial expert on the Audit Committee contained under the heading “Audit Committee” in our proxy statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

     We have a code of ethics, entitled the Ethical and Legal Conduct Guidelines, that applies to our directors and all employees, including our chief executive officer, chief financial officer, and controller. The Ethical and Legal Conduct Guidelines are posted at the company overview area of our website, www.lubrizol.com.

ITEM 11. EXECUTIVE COMPENSATION

     The information relating to executive compensation contained under the headings “Director Compensation,” “Executive Compensation –Summary Compensation Table,” “Executive Compensation - Stock Incentive Plans,” “Executive Compensation – Long-Term Incentive Plans,” “Employee and Executive Officer Benefit Plans — Pension Plans,” “Employee and Executive Officer Benefit Plans – Supplemental Retirement Plan” and “Employee and Executive Officer Benefit Plans — Executive Agreements” in our proxy statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information relating to security ownership set forth under the heading “Share Ownership of Directors, Executive Officers and Large Beneficial Owners” in our proxy statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

     The information relating to securities authorized for issuance under equity compensation plans set forth under the heading “Equity Compensation Plan Information” in our proxy statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in footnote 1 under the heading “Share Ownership of Directors, Executive Officers and Large Beneficial Owners – Five Percent Beneficial Owners” in our proxy statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information included under the heading entitled “Independent Registered Public Accountant Fees” in our proxy statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report:

1.	Management’s report on internal controls over financial reporting together with the report of the independent registered public accounting firm relating thereto, contained on pages 27 and 28 of our 2004 Annual Report to shareholders, and incorporated herein by reference.

2.	The following consolidated financial statements of The Lubrizol Corporation and its subsidiaries, together with the report of the independent registered public accounting firm relating thereto, contained on pages 28 through 57, inclusive, of our 2004 Annual Report to shareholders, and incorporated herein by reference:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002.

Consolidated Balance Sheets at December 31, 2004 and 2003.

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

3.	Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS
OF THE LUBRIZOL CORPORATION

We have audited the consolidated financial statements of The Lubrizol Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 2, 2005 (which report expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of a new accounting principle in 2002). We have also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and have issued our report thereon dated March 2, 2005. Such consolidated financial statements and reports are included in the 2004 Annual Report to Shareholders of The Lubrizol Corporation and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15(a)3. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Cleveland, Ohio
March 2, 2005

SCHEDULE II - Valuation and Qualifying Accounts
For the years ended December 31, 2004, 2003 and 2002
(in millions of dollars)
	Balance at	Additions	Additions			Balance at
	Beginning	Charged	Charged to			End of
Description	of Year	to Expenses	Other Accounts		Deductions	Year
Year ended December 31, 2004
Allowance for uncollectible accounts	$4.2	$0.4	$7.7	*	$1.3	$11.0
Year ended December 31, 2003
Allowance for uncollectible accounts	$4.4	$—	$—		$0.2	$4.2
Year ended December 31, 2002
Allowance for uncollectible accounts	$5.3	$0.7	$—		$1.6	$4.4

*	Receivable reserves associated with the acquisition of Noveon International, Inc.

     All other schedules have been omitted because they are not applicable.

4.	Exhibits

3.1	Amended Articles of Incorporation of The Lubrizol Corporation, as adopted September 23, 1991.

3.2	Regulations of The Lubrizol Corporation, as amended effective April 27, 1992.

4.1	Amendment to Article Fourth of Amended Articles of Incorporation.

4.2	Amended and Restated Rights Agreement between The Lubrizol Corporation and American Stock Transfer & Trust Company dated as of July 26, 1999.

4.3	Amended and Restated Indenture dated September 28, 2004 (originally dated June 1, 1995) by and among The Lubrizol Corporation, all of The Lubrizol Corporation’s wholly owned direct and indirect domestic subsidiaries, as guarantors, and J.P. Morgan Trust Company, National Association, as successor trustee (incorporated by reference to Exhibit 99.1 of the Form 8-K of The Lubrizol Corporation filed with the SEC on September 29, 2004).

4.4	Amended and Restated Indenture dated September 28, 2004 (originally dated November 25, 1998), by and among The Lubrizol Corporation, all of The Lubrizol Corporation’s wholly owned direct and indirect domestic subsidiaries, as guarantors, and J.P. Morgan Trust Company, National Association, as successor trustee (incorporated by reference to Exhibit 99.2 of the Form 8-K of The Lubrizol Corporation filed with the SEC on September 29, 2004).

4.5	Form of Indenture for Debt Securities of The Lubrizol Corporation (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3 of The Lubrizol Corporation filed with the SEC on August 24, 2004).

10.1*	The Lubrizol Corporation 1985 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit (10)(a) to The Lubrizol Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.2*	The Lubrizol Corporation 1991 Stock Incentive Plan, as amended (incorporated by reference to Exhibit (10)(h) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2004).

10.3*	The Lubrizol Corporation 2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s Current Report on Form 8-K/A filed with the SEC on March 2, 2005).

10.4*	The Lubrizol Corporation Amended Deferred Compensation Plan for Directors (incorporated by reference to Exhibit (10)(b) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2004).

10.5*	The Lubrizol Corporation Deferred Stock Compensation Plan for Outside Directors, as amended (incorporated by reference to Exhibit (10)(i) to The Lubrizol Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.6*	The Lubrizol Corporation Deferred Compensation Plan for Officers, as amended (incorporated by reference to Exhibit (10)(k) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2004).

10.7*	The Lubrizol Corporation Executive Council Deferred Compensation Plan, as amended (incorporated by reference to Exhibit (10)(l) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2004).

10.8*	The Lubrizol Corporation 2005 Deferred Compensation Plan for Directors (incorporated by reference to Exhibit (10)(v) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2004).

10.9*	The Lubrizol Corporation 2005 Deferred Compensation Plan for Officers (incorporated by reference to Exhibit (10)(x) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2004).

10.10*	The Lubrizol Corporation 2005 Executive Council Deferred Compensation Plan (incorporated by reference to Exhibit (10)(y) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2004).

10.11*	The Lubrizol Corporation Excess Defined Benefit Plan, as amended (incorporated by reference to Exhibit (10)(d) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 15, 2004).

10.12*	The Lubrizol Corporation Excess Defined Contribution Plan, as amended (incorporated by reference to Exhibit (10)(e) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 15, 2004).

10.13*	The Lubrizol Corporation Officers’ Supplemental Retirement Plan, as amended (incorporated by reference to Exhibit (10)(j) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 15, 2004).

10.14*	The Lubrizol Corporation 2005 Excess Defined Benefit Plan (incorporated by reference to Exhibit (10)(z) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 15, 2004).

10.15*	The Lubrizol Corporation 2005 Excess Defined Contribution Plan (incorporated by reference to Exhibit (10)(aa) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 15, 2004).

10.16*	The Lubrizol Corporation 2005 Officers’ Supplemental Retirement Plan (incorporated by reference to Exhibit (10)(cc) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 15, 2004).

10.17*	Supplemental Retirement for Donald W. Bogus (incorporated by reference to Exhibit (10)(m) to The Lubrizol Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.18*	The Lubrizol Corporation Executive Death Benefit Plan, as amended (incorporated by reference to Exhibit (10)(g) to The Lubrizol Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.19*	The Lubrizol Corporation Executive Officer Long Term Incentive Plan (incorporated by reference to Exhibit (10)(n) to The Lubrizol Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.20*	Form of Employment Agreement between The Lubrizol Corporation and certain of its senior executive officers (incorporated by reference to Exhibit (10)(c) to The Lubrizol Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).

10.21*	Employment Agreement effective January 1, 2003, between The Lubrizol Corporation and Charles P. Cooley (incorporated by reference to Exhibit (10)(o) to The Lubrizol Corporation’s Quarterly Report on Form 10-Q for the period ended on March 31, 2003).

10.22*	Employment Agreement effective January 1, 2003, between The Lubrizol Corporation and Stephen F. Kirk (incorporated by reference to Exhibit (10)(p) to The Lubrizol Corporation’s Quarterly Report on Form 10-Q for the period ended on March 31, 2003).

10.23*	Employment Agreement effective January 1, 2003, between The Lubrizol Corporation and Donald W. Bogus (incorporated by reference to Exhibit (10)(r) to The Lubrizol Corporation’s Quarterly Report on Form 10-Q for the period ended on March 31, 2003).

10.24*	Early Retirement Agreement and General Release between The Lubrizol Corporation and George R. Hill (incorporated by reference to Exhibit (10)(u) to The Lubrizol Corporation’s Quarterly Report on Form 10-Q for the period ended on September 30, 2004).

10.25*	The Lubrizol Corporation Annual Incentive Pay Plan (incorporated by reference to Exhibit (10)(bb) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2004).

10.26*	The Lubrizol Corporation Annual Incentive Pay Plan, as amended (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s Current Report on Form 8-K/A filed with the SEC on February 23, 2005).

10.27	Credit Agreement dated as of August 24, 2004 among The Lubrizol Corporation, the Initial Lenders named therein, Citigroup Global Markets Inc. and KeyBanc Capital Markets, as co-lead arrangers and co-bookrunners, KeyBank National Association and ABN Amro Bank N.V., as co-syndication agents, Wachovia Bank, National Association, as documentation agent, and Citicorp North America, Inc., as agent (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on August 30, 2004).

12.1	Computation of Ratio of Earnings to Fixed Charges.

13.1	The following portions of The Lubrizol Corporation 2004 Annual Report to its shareholders (the 2004 Annual Report is available on our website at www.lubrizol.com as a separate pdf file):

Pages 9-26 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Page 27 Management’s Report on Internal Control Over Financial Reporting.

Page 27 NYSE Certification.

Page 28 Reports of Independent Registered Public Accounting Firm.

Page 29 Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002.

Page 30 Consolidated Balance Sheets at December 31, 2004 and 2003.

Page 31 Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

Page 32 Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002.

Pages 33-57 Notes to Consolidated Financial Statements.

Pages 58-59 Historical Summary.

21.1	List of Subsidiaries of The Lubrizol Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

     *Indicates management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on March 2, 2005, on its behalf by the undersigned, thereunto duly authorized.

THE LUBRIZOL CORPORATION
BY	/s/ James L. Hambrick
James L. Hambrick, President and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 21, 2005, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ James L. Hambrick James L. Hambrick	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles P. Cooley Charles P. Cooley	Sr. Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ W. Scott Emerick W. Scott Emerick	Corporate Controller (Chief Accounting Officer)

/s/ Jerald A. Blumberg Jerald A. Blumberg	Director

/s/ Forest J. Farmer, Sr. Forest J. Farmer, Sr.	Director

/s/ Gordon D. Harnett Gordon D. Harnett	Director

/s/ Victoria F. Haynes Victoria F. Haynes	Director

/s/ William P. Madar William P. Madar	Director

/s/ Peggy Gordon Miller Peggy Gordon Miller	Director

/s/ Ronald A. Mitsch Ronald A. Mitsch	Director

/s/ Dominic J. Pileggi Dominic J. Pileggi	Director

/s/ Daniel E. Somers Daniel E. Somers	Director