Form 10-Q
period 2005-03-31
LUBRIZOL CORP
filed 2005-05-05
CIK 60751

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

Number of the registrant's common shares, without par value, outstanding as of April 30, 2005: 67,781,406

                            THE LUBRIZOL CORPORATION
                          Quarterly Report on Form 10-Q
                          Quarter Ended March 31, 2005

                                Table of Contents

                                                                    Page Number
                                                                    -----------
PART I. FINANCIAL INFORMATION

   Item 1   Financial Statements (unaudited)                             3

            Consolidated Statements of Income                            3

            Consolidated Balance Sheets                                  4

            Consolidated Statements of Cash Flows                        5

            Notes to Consolidated Financial Statements                   6

   Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         24

   Item 3   Quantitative and Qualitative Disclosures about Market
            Risk                                                        41

   Item 4   Controls and Procedures                                     41


PART II. OTHER INFORMATION

   Item 2   Unregistered Sales of Equity Securities and Use of
            Proceeds                                                    42

   Item 6   Exhibits                                                    44

            Signatures                                                  45

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            THE LUBRIZOL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three Months
                                                                Ended March 31,
                                                                ---------------
(In Millions Except Per Share Data)                              2005     2004
                                                                ------   ------
Net sales                                                       $970.1   $577.9
Royalties and other revenues                                       0.9      0.8
                                                                ------   ------
   Total revenues                                                971.0    578.7

Cost of sales                                                    717.1    426.3
Selling and administrative expenses                               92.9     51.9
Research, testing and development expenses                        50.5     40.7
Amortization of intangible assets                                  6.6      1.9
Restructuring charges                                              6.1       --
                                                                ------   ------
   Total costs and expenses                                      873.2    520.8

Other income - net                                                 0.7      4.3
Interest income                                                    1.8      0.9
Interest expense                                                 (26.3)    (6.2)
                                                                ------   ------
Income before income taxes                                        74.0     56.9
Provision for income taxes                                        25.5     19.4
                                                                ------   ------
Net income                                                      $ 48.5   $ 37.5
                                                                ======   ======

Net income per share, basic                                     $ 0.72   $ 0.72
                                                                ======   ======
Net income per share, diluted                                   $ 0.71   $ 0.72
                                                                ======   ======
Dividends per share                                             $ 0.26   $ 0.26
                                                                ======   ======
Weighted-average common shares outstanding                        67.4     51.8

Amounts shown are unaudited.

See accompanying notes to the financial statements.

                            THE LUBRIZOL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                  March 31,  December 31,
(In Millions Except Share Data)                                      2005        2004
                                                                  ---------  ------------
ASSETS
Cash and short-term investments                                   $  339.8     $  335.9
Receivables                                                          617.3        582.8
Inventories                                                          587.4        568.7
Other current assets                                                 119.3        110.6
                                                                  --------     --------
         Total current assets                                      1,663.8      1,598.0
                                                                  --------     --------
Property and equipment - at cost                                   2,663.4      2,731.3
Less accumulated depreciation                                      1,419.5      1,413.4
                                                                  --------     --------
         Property and equipment - net                              1,243.9      1,317.9
                                                                  --------     --------
Goodwill                                                           1,170.7      1,153.8
Intangible assets - net                                              428.6        437.1
Investments in non-consolidated companies                              7.9          7.4
Other assets                                                          44.4         52.1
                                                                  --------     --------
            TOTAL                                                 $4,559.3     $4,566.3
                                                                  ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt and current portion of long-term debt             $    4.0     $    8.2
Accounts payable                                                     308.2        339.6
Accrued expenses and other current liabilities                       298.3        309.5
                                                                  --------     --------
         Total current liabilities                                   610.5        657.3
                                                                  --------     --------
Long-term debt                                                     1,953.9      1,964.1
Postretirement health-care obligations                               107.0        106.4
Noncurrent liabilities                                               183.2        170.7
Deferred income taxes                                                 92.7         90.7
                                                                  --------     --------
         Total liabilities                                         2,947.3      2,989.2
                                                                  --------     --------
Minority interest in consolidated companies                           51.2         53.6
Contingencies and commitments
Shareholders' equity:
   Preferred stock without par value - authorized and unissued:
      Serial preferred stock - 2,000,000 shares                         --          --
      Serial preference shares - 25,000,000 shares                      --          --
   Common shares without par value:
      Authorized 120,000,000 shares
      Outstanding - 67,745,191 shares as of March 31, 2005
         after deducting 18,450,703 treasury shares, 66,778,865
         shares as of December 31, 2004 after deducting
         19,417,029 treasury shares                                  646.8        610.6
Retained earnings                                                    945.9        897.4
Accumulated other comprehensive (loss) income                        (31.9)        15.5
                                                                  --------     --------
         Total shareholders' equity                                1,560.8      1,523.5
                                                                  --------     --------
            TOTAL                                                 $4,559.3     $4,566.3
                                                                  ========     ========

Amounts shown are unaudited.

See accompanying notes to the financial statements.

                            THE LUBRIZOL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Three Months
                                                                        Ended March 31,
                                                                       ----------------
(In Millions of Dollars)                                                2005      2004
                                                                       ------   -------
Cash provided by (used for):
Operating activities:
   Net income                                                          $ 48.5   $  37.5
   Adjustments to reconcile net income to cash provided by
      operating activities:
      Depreciation and amortization                                      47.3      26.5
      Deferred income taxes                                               3.1      (3.7)
      Restructuring charges                                               4.4        --
      Change in current assets and liabilities, net of acquisitions:
         Receivables                                                    (49.4)    (58.2)
         Inventories                                                    (26.7)     (4.2)
         Accounts payable, accrued expenses and other current
            liabilities                                                  (9.6)     21.3
         Other current assets                                             0.2       0.2
      Other items - net                                                   9.7       0.5
                                                                       ------   -------
         Total operating activities                                      27.5      19.9
Investing activities:
   Capital expenditures                                                 (29.7)    (19.9)
   Acquisitions - net of cash received and liabilities assumed             --    (133.0)
   Other items - net                                                      1.6       0.1
                                                                       ------   -------
         Total investing activities                                     (28.1)   (152.8)
Financing activities:
   Changes in short-term debt - net                                      (4.0)     58.7
   Repayments of long-term debt                                          (0.1)       --
   Dividends paid                                                       (17.4)    (13.4)
   Proceeds from the exercise of stock options                           33.0       1.4
                                                                       ------   -------
         Total financing activities                                      11.5      46.7
Effect of exchange rate changes on cash                                  (7.0)      5.5
                                                                       ------   -------

Net increase (decrease) in cash and short-term investments                3.9     (80.7)
Cash and short-term investments at beginning of period                  335.9     258.7
                                                                       ------   -------
Cash and short-term investments at end of period                       $339.8   $ 178.0
                                                                       ======   =======

Amounts shown are unaudited.

See accompanying notes to the financial statements.

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2005

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals unless otherwise noted) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2.   SIGNIFICANT ACCOUNTING POLICIES

NET INCOME PER SHARE

Net income per share is computed by dividing net income by the weighted-average common shares outstanding during the period, including contingently issuable shares. Net income per diluted share includes the dilutive effect resulting from outstanding stock options and stock awards. Per share amounts are computed as follows:

                                                    Three Months
                                                   Ended March 31,
                                                   ---------------
(in millions of dollars except per share data)       2005    2004
                                                    -----   -----
Numerator:
   Net income                                       $48.5   $37.5
                                                    =====   =====
Denominator:
   Weighted-average common shares outstanding        67.4    51.8
   Dilutive effect of stock options and awards        0.8     0.2
                                                    -----   -----
   Denominator for net income per share, diluted     68.2    52.0
                                                    =====   =====

Net income per share, basic                         $0.72   $0.72
                                                    =====   =====
Net income per share, diluted                       $0.71   $0.72
                                                    =====   =====

Weighted-average shares issuable upon the exercise of stock options that were excluded from the diluted earnings per share calculations because they were antidilutive for the three months ended March 31, 2004 were 1.9 million.

STOCK-BASED COMPENSATION

The company has elected the intrinsic value method to account for employee stock options. The following table shows the pro forma effect on net income per share if the company had applied the fair value recognition provisions of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2005

                                                        Three Months
                                                       Ended March 31,
                                                       ---------------
(in millions of dollars except per share data)          2005    2004
                                                        -----   -----
Reported net income                                     $48.5   $37.5
Plus: Stock-based employee compensation (net of tax)
   included in net income                                 1.4     0.2
Less: Stock-based employee compensation (net of tax)
   using the fair-value method                           (2.2)   (0.9)
                                                        -----   -----
Pro forma net income                                    $47.7   $36.8
                                                        =====   =====

Reported net income per share, basic                    $0.72   $0.72
                                                        =====   =====
Pro forma net income per share, basic                   $0.71   $0.70
                                                        =====   =====

Reported net income per share, diluted                  $0.71   $0.72
                                                        =====   =====
Pro forma net income per share, diluted                 $0.70   $0.70
                                                        =====   =====

NEW ACCOUNTING STANDARDS

In March 2005, the FASB issued Interpretation (FIN) No. 47, "Accounting for Conditional Asset-Retirement Obligations." This standard codifies SFAS No. 143, "Asset-Retirement Obligations," and states that companies must recognize a liability for the fair value of a legal obligation to perform asset-retirement obligations that are conditional on a future event if the amount can be reasonably estimated. Specifically, FIN No. 47 provides additional guidance on whether the fair value is reasonably estimable. FIN No. 47 is effective for the company starting January 1, 2006. The company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." This standard will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This standard replaces SFAS No. 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and applies to all awards granted, modified, repurchased or cancelled after July 1, 2005. In April 2005, the Securities and Exchange Commission (SEC) amended the compliance date of SFAS No. 123(R) through an amendment of Regulation S-X. The new effective date for the company is January 1, 2006. The company is currently evaluating the provisions of this standard to determine the impact on its consolidated financial statements. It is, however, expected to reduce consolidated net income.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets." This standard amended APB Opinion No. 29, "Accounting for Nonmonetary Transactions," to eliminate the exception from fair-value measurement for nonmonetary exchanges of similar productive assets. This standard replaces this exception with a general exception from fair-value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has no commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for all nonmonetary asset exchanges completed by the company starting January 1, 2006. The company does not believe the adoption of this standard will

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2005

have a material impact on its financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of "normal capacity" and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting January 1, 2006. The company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION

On June 3, 2004, we completed the acquisition of Noveon International, Inc. (Noveon International) for cash of $920.2 million (inclusive of $32.9 million in certain seller expenses) plus transaction costs of $11.4 million and less cash acquired of $103.0 million. In addition, the company assumed $1,103.1 million of long-term indebtedness from Noveon International. With the acquisition of Noveon International, the company has accelerated its program to attain a substantial presence in the personal care and coatings markets by adding a number of higher-growth, industry-leading products under highly recognizable brand names, including Carbopol(R), to the company's portfolio of lubricant and fuel additives, and consumer products. Additionally, Noveon International has a number of industry-leading specialty materials businesses, including TempRite(R) chlorinated polyvinyl chloride and Estane(R) thermoplastic polyurethane.

The acquisition and related costs were initially financed with the proceeds of a $2,450.0 million 364-day bridge credit facility. Shortly after the acquisition, the company repaid substantially all of the assumed long-term debt of Noveon International with proceeds of the temporary bridge loan. In addition, the temporary bridge loan was repaid in full in September 2004 with the proceeds from the permanent financing obtained by the issuance of senior notes, debentures, bank term loans and equity.

Our consolidated balance sheet as of March 31, 2005 reflects the acquisition of Noveon International under the purchase method of accounting. We recorded the various assets acquired and liabilities assumed, primarily working capital accounts, of Noveon International at their estimated fair values determined as of the acquisition date. The allocation of the purchase price has not yet been finalized, but is substantially complete, as of March 31, 2005. While the company does not expect any material changes, the purchase price allocation remains subject to revision through the end of the allocation period in the second quarter of 2005. Actuarial valuations were completed for the projected pension and other post-employment benefit obligations and were reflected in the purchase price allocation. Appraisals of long-lived assets and identifiable intangible assets, including an evaluation of in-process research and development (IPR&D) projects, were also obtained. Although substantially complete, management's evaluation of these appraisals is not yet final. The company is still evaluating the impact of information obtained during the allocation period from the due diligence procedures performed relating to certain businesses and assets considered for

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2005

divestiture. In connection with the acquisition of Noveon International, the company has targeted non-core businesses with total revenues of approximately $300.0 million to $500.0 million for disposition. This plan was contemplated at the time of acquisition and plan activities have been underway since the fourth quarter of 2004. The company is also still in the process of finalizing its reconciliation of the underlying fixed-asset records to the respective valuations. As a result of both of these efforts, in the first quarter 2005, the company reduced the amount allocated to property, plant and equipment by $43.9 million. The goodwill associated with the transaction increased accordingly. Depreciation expense for the three months ended March 31, 2005 includes a related adjustment for $1.2 million representing the cumulative impact of the change in the estimated fair values assigned to property, plant and equipment.

The purchase price included the estimated fair value of IPR&D projects totaling $34.0 million that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. As a result, the full amount allocated to IPR&D was expensed in 2004. There have been no changes to the valuation of IPR&D in 2005. The inventory step-up to fair value totaled $24.2 million, of which $9.8 million was expensed in 2004. As the remaining step-up relates to inventories accounted for on the LIFO method of accounting, the company does not anticipate that additional amounts of step-up will be expensed in the near term.

The adjusted fair value of the assets acquired and liabilities assumed in connection with the Noveon International acquisition is as follows as of March 31, 2005:

                                           Fair Value
                                          of Net Assets
                                            Acquired
(in millions of dollars)                  -------------
Receivables                                  $  188.5
Inventories                                     180.5
Other current assets                             53.3
Property and equipment                          570.8
Goodwill                                        864.2
Intangible assets                               379.1
Other non-current assets                         16.6
                                             --------
   Total assets                               2,253.0
                                             --------

Accounts payable                                129.4
Accrued expenses                                106.9
Current and long-term debt                    1,103.1
Noncurrent liabilities                           85.0
                                             --------
   Total liabilities                          1,424.4
                                             --------
Increase in net assets from acquisition      $  828.6
                                             ========

The company's operating results only include revenues and expenses of Noveon International since June 3, 2004, the date of acquisition.

The following unaudited pro forma operating data is presented for the three months ended March 31, 2004 as if the Noveon International acquisition had been completed as of January 1, 2004. The pro forma data gives effect to actual operating results prior to the acquisition. Adjustments to cost of sales for the inventory step-up charge, fixed asset depreciation, intangible asset amortization, the write-off of acquired IPR&D, interest expense and income taxes related to the acquisition are reflected in the pro forma data. In addition, the company assumed that the bridge loan obtained at the time of transaction closing was not replaced with the permanent long-term financing, until the end of

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2005

the fourth month in 2004. As a result, there is no impact associated with the permanent long-term financing, consisting of both debt and equity, in the pro forma amounts presented below. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of January 1, 2004 or that may be obtained in the future.

                                                  Three Months
                                                      Ended
(in millions of dollars except per share data)   March 31, 2004
                                                 --------------
Total revenues                                       $898.8
                                                     ======
Net income                                           $ 15.5
                                                     ======
Net income per share, basic                          $ 0.30
                                                     ======
Net income per share, diluted                        $ 0.30
                                                     ======

On January 30, 2004, the company completed the acquisition of the coatings hyperdispersants business of Avecia. This business is headquartered in Blackley, United Kingdom and develops, manufactures and markets high-value additives that are based on polymeric dispersion technology and used in coatings and inks. These products enrich and strengthen color while reducing production costs and solvent emissions, and are marketed under the brand names Solsperse(TM), Solplus(TM) and Solthix(TM). Historical annual revenues of this business are approximately $50.0 million. The 2004 historical results only include revenues and expenses of hyperdispersants since the date of acquisition.

4.   INVENTORY

The company's inventory was comprised of the following as of March 31, 2005 and December 31, 2004:

                                 March 31,   December 31,
(in millions of dollars)            2005         2004
                                 ---------   ------------
Finished products                  $320.4       $311.2
Products in process                  97.4         75.9
Raw materials                       141.1        153.1
Supplies and engine test parts       28.5         28.5
                                   ------       ------
   Total inventory                 $587.4       $568.7
                                   ======       ======

5.   GOODWILL AND INTANGIBLE ASSETS

The major components of the company's identifiable intangible assets are customer lists, technology, trademarks, patents, land-use rights and non-compete agreements. Excluding the non-amortized trademarks, which are indefinite-lived and will not be amortized, the intangible assets are amortized over the lives of the respective agreements or other periods of value, which range between three and forty years. We assess the indefinite-lived trademarks for impairment separately from goodwill.

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2005

The following table shows the components of the company's identifiable intangible assets as of March 31, 2005 and December 31, 2004:

                                               March 31, 2005          December 31, 2004
                                          -----------------------   -----------------------
                                            Gross                     Gross
                                          Carrying    Accumulated   Carrying    Accumulated
(in millions of dollars)                   Amount    Amortization    Amount    Amortization
                                          --------   ------------   --------   ------------
Amortized intangible assets:
   Customer lists                          $151.9        $ 8.5       $151.9        $ 6.4
   Technology                               144.4         27.9        144.4         25.4
   Trademarks                                24.6          2.9         24.4          2.3
   Patents                                   12.9          1.8         13.2          1.5
   Land-use rights                            7.1          0.8          7.1          0.8
   Non-compete agreements                     8.9          4.3          8.9          3.8
   Other                                      9.2          1.1         11.3          0.9
                                           ------        -----       ------        -----
      Total amortized intangible assets     359.0         47.3        361.2         41.1

   Non-amortized trademarks                 116.9           --        117.0           --
                                           ------        -----       ------        -----
   Total                                   $475.9        $47.3       $478.2        $41.1
                                           ======        =====       ======        =====

Based on current estimates of the fair value of intangible assets for the acquisition of Noveon International, annual intangible amortization expense for the next five years will approximate $25.6 million for 2005, $25.4 million in 2006, $23.9 million in 2007, $22.4 million in 2008 and $20.6 million in 2009.

The carrying amount of goodwill by reporting segment is as follows:

                                          Lubricant   Specialty
(in millions of dollars)                  Additives   Chemicals     Total
                                          ---------   ---------   --------
Balance, January 1, 2005                   $100.9     $1,052.9    $1,153.8
   Goodwill acquired                           --         34.1        34.1
   Translation & other adjustments           (1.0)       (16.2)      (17.2)
                                           ------     --------    --------
Balance, March 31, 2005                    $ 99.9     $1,070.8    $1,170.7
                                           ======     ========    ========

Goodwill is tested for impairment at the reporting unit level annually as of October 1 of each year or if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2005

6.   COMPREHENSIVE INCOME

Total comprehensive income for the three months ended March 31, 2005 and 2004 is comprised of the following:

                                                  Three Months
                                                 Ended March 31,
                                                 ---------------
(in millions of dollars)                          2005     2004
                                                 ------   ------
Net income                                       $ 48.5   $37.5
Foreign currency translation adjustment           (48.7)   (0.9)
Pension plan minimum liability                       --    (0.3)
Unrealized gains (losses) - natural gas hedges      0.7    (0.3)
Amortization of treasury rate locks                 0.6    (0.4)
                                                 ------   -----
Total comprehensive income                       $  1.1   $35.6
                                                 ======   =====

7.   SEGMENT REPORTING

Beginning in the second quarter of 2004, the company reorganized as a result of the Noveon International acquisition into two operating and reporting segments:
Lubricant Additives and Specialty Chemicals. The Lubricant Additives segment, also referred to as Lubrizol Additives, represents 54% of the company's consolidated revenues for the three months ended March 31, 2005 and is comprised of the company's previous businesses in fluid technologies for transportation
(FTT), advanced fluid systems, emulsified products and the former industrial additives product group of fluid technologies for industry (FTI). The Specialty Chemicals segment, also referred to as the Noveon segment, represents 46% of the company's consolidated revenues for the three months ended March 31, 2005 and is comprised of the businesses of the acquired Noveon International and the former performance chemicals group of FTI.

Lubricant Additives consists of three product lines: engine additives; specialty driveline and industrial oil additives; and services and equipment. Engine additives is comprised of additives for lubricating engine oils, such as for gasoline, diesel, marine and stationary gas engines and additive components, and additives for fuel products and refinery and oil field chemicals. In addition, this product line sells additive components and viscosity improvers within its lubricant and fuel additives product areas. Specialty driveline and industrial oil additives is comprised of additives for driveline oils, such as automatic transmission fluids, gear oils and tractor lubricants and industrial oil additives, such as additives for hydraulic, grease and metalworking fluids, as well as compressor lubricants. Services and equipment is comprised of fluid metering devices, particulate emission trap devices, FluiPak(TM) sensor systems and outsourcing strategies for supply chain and knowledge center management. Lubricant Additives product lines are produced generally in company-owned shared manufacturing facilities and sold largely to a common customer base.

The Specialty Chemicals segment consists of consumer specialties, specialty materials and performance coatings product lines. The consumer specialties product line is characterized by global production of acrylic thickeners, specialty monomers, film formers, fixatives, emollients, silicones, surfactants, botanicals, active pharmaceutical ingredients and intermediates, process chemicals, benzoate preservatives, fragrances, defoamers, synthetic food dyes, rubber and lubricant oxidants and rubber accelerators. The company markets products in the consumer specialties product line to the following primary end-use industries: personal care, pharmaceuticals, textiles, food and beverage, automotive and aerospace. The consumer specialties products are sold to customers worldwide and these customers include major manufacturers of cosmetics, personal care products, water soluble polymers, household products, soft drinks and food products and major manufacturers in the automotive and aerospace industries. The specialty materials product line is characterized by products such as chlorinated polyvinyl chloride (CPVC) resins and compounds and is also a producer of thermoplastic polyurethane (TPU) and cross-linked polyethylene compounds (PEX). The company markets products of specialty materials through the primary product category of specialty

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2005

plastics. Specialty materials products are sold to a diverse customer base comprised of major manufacturers in the construction, automotive, telecommunications, electronics and recreation industries. The performance coatings product line includes high-performance polymers for specialty paper, printing and packaging, industrial and architectural specialty coatings and textile applications. The company markets the performance coatings products through the primary product categories of performance polymers and coatings and textile performance chemicals. Performance coatings products serve major companies in the specialty paper, printing and packaging, paint and coatings, and textile industries.

The company primarily evaluates performance and allocates resources based on segment operating income, defined as revenues less expenses identifiable to the product lines included within each segment, as well as projected future returns. Segment operating income will reconcile to consolidated income before tax by deducting restructuring charges, net interest expense, corporate expenses and corporate other income (expense) that are not directly attributable to the operating segments.

The following table presents a summary of the results of the company's reportable segments for the three months ended March 31, 2005 and 2004 based on the current reporting structure. During the second quarter of 2004, the company reclassified certain unallocated corporate expenses to segment operating income, which previously had been excluded from the previously disclosed segment contribution income. Amounts for the three months ended March 31, 2004 have been restated to reflect the new reporting classifications of products between the two operating segments and the new definition of segment operating income.

                                     Three Months
                                    Ended March 31,
                                    ---------------
(in millions of dollars)             2005     2004
                                    ------   ------
Revenues from external customers:
   Lubricant Additives              $524.6   $491.8
   Specialty Chemicals               446.4     86.9
                                    ------   ------
      Total revenues                $971.0   $578.7
                                    ======   ======
Segment operating income:
   Lubricant Additives              $ 68.7   $ 62.7
   Specialty Chemicals                51.6      5.0
                                    ------   ------
      Segment operating income       120.3     67.7

Corporate expenses                   (15.0)    (9.3)
Corporate other income (loss)         (0.7)     3.8
Restructuring charges                 (6.1)      --
Interest expense - net               (24.5)    (5.3)
                                    ------   ------
Income before income taxes          $ 74.0   $ 56.9
                                    ======   ======

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2005

The company's total assets by segment are as follows:

                                  March 31,   December 31,
(in millions of dollars)            2005          2004
                                  ---------   ------------
Segment total assets:
   Lubricant Additives             $1,353.7     $1,337.1
   Specialty Chemicals              2,702.1      2,733.3
                                   --------     --------
      Total segment assets          4,055.8      4,070.4

Corporate assets                      503.5        495.9
                                   --------     --------
   Total consolidated assets       $4,559.3     $4,566.3
                                   ========     ========

8.   PENSION AND POSTRETIREMENT BENEFITS

The components of net periodic pension cost and post-employment benefits costs consist of the following:

                                          Three Months Ended March 31,
                                       ---------------------------------
                                       Pension Benefits   Other Benefits
                                       ----------------   --------------
(in millions of dollars)                 2005    2004      2005    2004
                                        -----   ------    -----   -----
Service cost - benefits earned
   during period                        $ 7.1    $ 3.5    $ 0.7   $ 0.7
Interest cost on projected
   benefit obligation                     7.9      4.8      1.9     1.7
Expected return on plan assets           (6.8)    (5.3)      --      --
Amortization of prior service costs       0.5      0.4     (1.5)   (1.5)
Amortization of initial net asset
   obligation                              --     (0.2)      --      --
Recognized net actuarial (gain) loss      1.1      0.3      0.6     0.6
                                        -----    -----    -----   -----
   Net periodic benefit cost            $ 9.8    $ 3.5    $ 1.7   $ 1.5
                                        =====    =====    =====   =====

Expected employer contributions worldwide for pension benefits in 2005 approximate $30.5 million for the qualified plans, of which $5.9 million was paid in the first quarter of 2005. The portion of the 2005 total expected contributions attributable to the U.S. qualified pension plans is $17.7 million, of which $1.3 million was paid in the first quarter of 2005. The non-qualified pension plans are unfunded. As a result, the 2005 expected contributions to these plans of $2.2 million represent an actuarial estimate of future assumed payments based on historic retirement and payment patterns.

9.   RESTRUCTURING CHARGES

In the three months ended March 31, 2005, the company recorded aggregate restructuring charges of $6.1 million primarily related to the phase-out of manufacturing facilities in both the Lubricant Additives and Specialty Chemicals segments. The company made the decision to close these facilities to reduce costs while simultaneously improving its service capabilities to customers. The following table shows the reconciliation of the liability since December 31, 2004 by major restructuring activity:

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2005

                                       Liability                                               Liability
                                      December 31,   Restructuring                  Asset      March 31,
(in millions of dollars)                  2004          Charges      Cash Paid   Impairments      2005
                                      ------------   -------------   ---------   -----------   ---------
Coatings plant closures                   $ --            $5.0         $(0.4)       $(4.4)        $0.2
Bromborough, United Kingdom closure         --             0.8          (0.2)          --          0.6
Corporate workforce reductions             2.7              --          (2.2)          --          0.5
Noveon International restructuring          --              --            --           --           --
   liabilities assumed                     6.1             0.3          (3.3)          --          3.1
                                          ----            ----         -----        -----         ----
                                          $8.8            $6.1         $(6.1)       $(4.4)        $4.4
                                          ====            ====         =====        =====         ====

In February 2005, management made the decision to close two Specialty Chemicals coatings additives production facilities in the United States. The company announced this decision in March 2005. The aggregate restructuring charge recorded for these closures was $5.0 million, comprised of $4.4 million in asset impairments, $0.4 million in exit costs and $0.2 million in severance costs. The company estimates it will incur cumulative severance costs of approximately $2.1 million relating to these closures. An impairment charge for both plants was recorded in the first quarter of 2005 to reflect the related assets at their estimated fair values. The estimated fair value of the assets primarily was determined from third-party appraisals. Production for these sites will be transferred to other facilities in the United States. The facility in Mountaintop, Pennsylvania is scheduled to close in the third quarter of 2005. The facility in Linden, New Jersey is scheduled to close in the second quarter of 2006. These closures will result in a workforce reduction of 62 employees by the second quarter of 2006.

In December 2004, management made the decision to close the Lubricant Additives manufacturing facility in Bromborough, United Kingdom. The company announced this decision in January 2005. The company determined, as of December 31, 2004, that an impairment of certain of the facility's long-lived assets had been triggered by this decision in the fourth quarter of 2004. As a result, a $17.0 million impairment charge was recorded in December 2004 to reflect the related assets at their estimated fair values. The estimated fair value of the assets was determined using a discounted cash flow model. Production phase-out of this site is planned to begin in the third quarter of 2005 and is expected to be completed by late 2006. During this phase-out, United Kingdom production will be transferred to facilities in France and the United States. Approximately 69 employees will be impacted by this closure. There were no significant changes to the impairment calculation in the first quarter of 2005. The first quarter 2005 charge was comprised of $0.6 million in severance costs and $0.2 million in other exit costs. The company currently anticipates that future pre-tax charges and cash expenditures of approximately $13.5 million to $15.5 million will be incurred in 2005 through 2006 to satisfy severance and retention obligations, plant dismantling, site restoration and other site environmental evaluation costs and lease-related costs.

In 2004, the company eliminated more than 100 positions, primarily affecting technical and commercial employees located at the Wickliffe, Ohio headquarters. Most of these workforce reductions were related to the restructuring following the acquisition of Noveon International. These reductions were completed by December 31, 2004.

The company assumed a restructuring liability of $7.2 million in 2004 relating to the legacy operations of Noveon International. This liability was $6.1 million at December 31, 2004. The Specialty Chemicals segment also recorded an additional restructuring charge of $0.3 million in 2005 relating to pension costs associated with previously announced restructuring activities.

The charges for these cost reduction initiatives are reported as a separate line item in the consolidated income statements, entitled "Restructuring charges" and are included in the "Total cost and expenses" subtotal on the consolidated income statements.

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2005

10.  DEBT

On March 29, 2005, the company amended and restated its five-year unsecured bank credit agreement to reduce the credit spread that is paid on the outstanding $500.0 million term loans. Based on the company's current unsecured senior debt ratings from Standard and Poor's and Moody's Investors Services, the credit spread on the term loans was reduced by 50 basis points. No other terms or conditions of the agreement were modified.

11.  SHAREHOLDERS' EQUITY

The following table summarizes the changes in shareholders' equity since December 31, 2004:

                                                              Shareholders' Equity
                                                  --------------------------------------------
                                                                       Accumulated
                                     Number of                            Other
                                       Shares     Common   Retained   Comprehensive
(in millions)                       Outstanding   Shares   Earnings   Income (Loss)     Total
                                    -----------   ------   --------   -------------   --------
Balance, January 1, 2005                66.8      $610.6    $897.4        $ 15.5      $1,523.5

Comprehensive income:
   Net income                                                 48.5                        48.5
   Other comprehensive loss                                                (47.4)        (47.4)
                                                                                      --------
Comprehensive income                                                                       1.1
Deferred stock compensation                          2.5                                   2.5
Common shares - treasury:
   Shares issued upon exercise
      of stock options and awards        0.9        33.7        --            --          33.7
                                        ----      ------    ------        ------      --------
Balance, March 31, 2005                 67.7      $646.8     945.9        $(31.9)     $1,560.8
                                        ====      ======    ======        ======      ========

12.  CONTINGENCIES

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

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2005

Environmental

The company's environmental engineers and consultants review and monitor environmental issues at operating facilities and, where appropriate, the company initiates corrective and/or preventive environmental projects to ensure environmental compliance and safe and lawful activities at its current operations. The company also conducts compliance and management systems audits.

The company and its subsidiaries are generators of both hazardous and non-hazardous wastes, the treatment, storage, transportation and disposal of which are regulated by various laws and governmental regulations. These laws and regulations generally impose liability for costs to investigate and remediate contamination without regard to fault and, under certain circumstances, liability may be joint and several resulting in one party being held responsible for the entire obligation. Liability may also include damages to natural resources. Although the company believes past operations were in substantial compliance with the then-applicable regulations, either the company or the predecessor of Noveon International, the Performance Materials Segment of Goodrich Corporation (Goodrich), has been designated under a country's laws and/or regulations as a potentially responsible party (PRP) in connection with several sites including both third party sites and/or current operating facilities.

The company participates in the remediation process for onsite and third-party waste management sites at which the company has been identified as a PRP. This process includes investigation, remedial action selection and implementation, as well as discussions and negotiations with other parties, which primarily include PRPs, past owners and operators and governmental agencies. The estimates of environmental liabilities are based on the results of this process. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, remediation standards and evolving technologies for managing investigations and remediations. The company revises its estimates accordingly as events in this process occur and additional information is obtained.

The company's environmental reserves, measured on an undiscounted basis, totaled $25.6 million at March 31, 2005 and $26.4 million at December 31, 2004. Of these amounts, $3.9 million and $4.5 million were included in accrued expenses and other current liabilities at March 31, 2005 and December 31, 2004, respectively. The company's March 31, 2005 balance sheet includes liabilities, measured on an undiscounted basis, of $14.4 million to cover future environmental expenditures for Noveon International sites either payable by Noveon International or indemnifiable by Goodrich. Accordingly, the current portion of the Noveon International environmental obligations of $0.5 million is recorded in accrued expenses and other current liabilities and $1.1 million of the recovery due from Goodrich is recorded in receivables. Non-current Noveon International liabilities include $13.9 million and other assets include $2.6 million reflecting the recovery due from Goodrich.

Goodrich provided Noveon International with an indemnity for various environmental liabilities. The company estimates Goodrich's share of such currently identified liabilities under the indemnity, which extends through February 2011, to be approximately $3.7 million. There are specific environmental contingencies for company-owned sites for which third parties such as past owners and/or operators are the named PRPs and also for which the company is indemnified by Goodrich. Goodrich is currently indemnifying Noveon International for several environmental remediation projects. Goodrich's share of all of these liabilities may increase to the extent such third parties fail to honor their obligations through February 2011.

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2005

The company believes that its environmental accruals are adequate based on currently available information. The company believes that it is reasonably possible that $2.3 million in additional costs may be incurred at certain locations beyond the amounts accrued as a result of new information, newly discovered conditions, changes in remediation standards or technologies or a change in the law. Additionally, as the indemnification from Goodrich extends through February 2011, changes in assumptions regarding when costs will be incurred may result in additional expenses to the company. Additional costs in excess of $2.3 million cannot currently be estimated.

13. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION

The repayment of the unsecured senior notes, debentures and bank term loans is unconditionally guaranteed on a joint and several basis by the company and its direct and indirect, wholly owned, domestic subsidiaries. The following supplemental condensed consolidating financial information presents the balance sheets of the company as of March 31, 2005 and December 31, 2004 and its statements of income and statements of cash flows for the three months ended March 31, 2005 and 2004. The elimination of intercompany profit in inventory as of the respective balance sheet date is reflected in the eliminations columns of the condensed consolidating financial information.

                                                       Condensed Consolidating Statement of Income
                                                            Three Months Ended March 31, 2005
                                            -----------------------------------------------------------------
                                             Parent   Subsidiary       Other                         Total
(in millions of dollars)                    Company   Guarantors   Subsidiaries   Eliminations   Consolidated
                                            -------   ----------   ------------   ------------   ------------
Net sales                                    $306.0     $250.8        $478.2         $(64.9)        $970.1
Royalties and other revenues                    0.8        0.1            --             --            0.9
                                             ------     ------        ------         ------         ------
Total revenues                                306.8      250.9         478.2          (64.9)         971.0
Cost of sales                                 242.9      179.5         359.6          (64.9)         717.1
Selling and administrative expenses            36.5       25.9          30.5             --           92.9
Research, testing and
   development expenses                        23.3        9.8          17.4             --           50.5
Amortization of intangible assets               0.7        4.0           1.9             --            6.6
Restructuring charges                           3.7        1.6           0.8             --            6.1
                                             ------     ------        ------         ------         ------
Total costs and expenses                      307.1      220.8         410.2          (64.9)         873.2

Other income (expense) - net                    7.8        3.9         (10.9)          (0.1)           0.7
Interest income (expense) - net               (26.1)       0.6           1.0             --          (24.5)
Equity in income of subsidiaries               58.0       17.9            --          (75.9)            --
                                             ------     ------        ------         ------         ------
Income before income taxes                     39.4       52.5          58.1          (76.0)          74.0
Provision for (benefit from) income taxes      (9.1)      19.5          15.1             --           25.5
                                             ------     ------        ------         ------         ------
Net income                                   $ 48.5     $ 33.0        $ 43.0         $(76.0)        $ 48.5
                                             ======     ======        ======         ======         ======

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2005

                                                 Condensed Consolidating Statement of Income
                                                      Three Months Ended March 31, 2004
                                      -----------------------------------------------------------------
                                       Parent   Subsidiary       Other                         Total
(in millions of dollars)              Company   Guarantors   Subsidiaries   Eliminations   Consolidated
                                      -------   ----------   ------------   ------------   ------------
Net sales                              $296.8      $62.7        $313.3         $(94.9)        $577.9
Royalties and other revenues              0.7        0.1            --             --            0.8
                                       ------      -----        ------         ------         ------
Total revenues                          297.5       62.8         313.3          (94.9)         578.7

Cost of sales                           216.0       47.8         257.4          (94.9)         426.3
Selling and administrative expenses      32.6        5.9          13.4             --           51.9
   Research, testing and
   development expenses                  27.3        1.6          11.8             --           40.7
Amortization of intangible assets         1.0        0.6           0.3             --            1.9
                                       ------      -----        ------         ------         ------
Total costs and expenses                276.9       55.9         282.9          (94.9)         520.8

Other income (expense) - net             12.9        3.2         (11.3)          (0.5)           4.3
Interest income (expense) - net          (5.7)        --           0.4             --           (5.3)
Equity in income of subsidiaries         18.3        1.6            --          (19.9)            --
                                       ------      -----        ------         ------         ------
Income before income taxes               46.1       11.7          19.5          (20.4)          56.9
Provision for income taxes                8.6        3.6           7.2             --           19.4
                                       ------      -----        ------         ------         ------
Net income                             $ 37.5      $ 8.1        $ 12.3         $(20.4)        $ 37.5
                                       ======      =====        ======         ======         ======

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2005

                                                   Condensed Consolidating Balance Sheet
                                                               March 31, 2005
                                     ------------------------------------------------------------------
                                      Parent    Subsidiary       Other                         Total
(in millions of dollars)              Company   Guarantors   Subsidiaries   Eliminations   Consolidated
                                     --------   ----------   ------------   ------------   ------------
ASSETS
Cash and short-term investments      $   55.4    $    9.6     $  274.8      $      --        $  339.8
Receivables                             203.4       166.8        247.1             --           617.3
Inventories                             115.7       164.4        330.5          (23.2)          587.4
Other current assets                     67.6        29.1         14.5            8.1           119.3
                                     --------    --------     --------      ---------        --------
Total current assets                    442.1       369.9        866.9          (15.1)        1,663.8
                                     --------    --------     --------      ---------        --------
Property and equipment - net            394.3       470.8        378.8             --         1,243.9
                                     --------    --------     --------      ---------        --------
Goodwill                                 27.0       652.0        491.7             --         1,170.7
Intangible assets - net                  11.0       282.1        135.5             --           428.6
Investments in subsidiaries
   and intercompany balances          3,007.1     1,823.2       (210.2)      (4,620.1)             --
Investments in non-consolidated
   companies                              6.2         1.7           --             --             7.9
Other assets                             27.2         4.9         12.3             --            44.4
                                     --------    --------     --------      ---------        --------
   TOTAL                             $3,914.9    $3,604.6     $1,675.0      $(4,635.2)       $4,559.3
                                     ========    ========     ========      =========        ========

LIABILITIES AND SHAREHOLDERS'
   EQUITY
Short-term debt and current
   portion of long-term debt         $     --    $     --     $    4.0      $      --        $    4.0
Accounts payable                         91.5        93.6        123.1             --           308.2
Accrued expenses and other
   current liabilities                  118.9        70.6        108.8             --           298.3
                                     --------    --------     --------      ---------        --------
Total current liabilities               210.4       164.2        235.9             --           610.5
                                     --------    --------     --------      ---------        --------
Long-term debt                        1,947.4          --          6.5             --         1,953.9
Postretirement health-care
   obligations                           96.9         3.9          6.2             --           107.0
Noncurrent liabilities                   56.3        44.9         82.0             --           183.2
Deferred income taxes                    28.0        34.5         30.2             --            92.7
                                     --------    --------     --------      ---------        --------
Total liabilities                     2,339.0       247.5        360.8             --         2,947.3
                                     --------    --------     --------      ---------        --------

Minority interest in consolidated
   companies                               --          --           --           51.2            51.2

Total shareholders' equity            1,575.9     3,357.1      1,314.2       (4,686.4)        1,560.8
                                     --------    --------     --------      ---------        --------
   TOTAL                             $3,914.9    $3,604.6     $1,675.0      $(4,635.2)       $4,559.3
                                     ========    ========     ========      =========        ========

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2005

                                                        Condensed Consolidating Balance Sheet
                                                                  December 31, 2004
                                         ------------------------------------------------------------------
                                          Parent    Subsidiary       Other                         Total
(in millions of dollars)                  Company   Guarantors   Subsidiaries   Eliminations   Consolidated
                                         --------   ----------   ------------   ------------   ------------
ASSETS
Cash and short-term investments          $   40.3    $   (0.1)     $  295.7      $      --       $  335.9
Receivables                                 128.3       158.9         295.6             --          582.8
Inventories                                 115.7       174.3         309.6          (30.9)         568.7
Other current assets                         67.7        20.7          11.6           10.6          110.6
                                         --------    --------      --------      ---------       --------
Total current assets                        352.0       353.8         912.5          (20.3)       1,598.0
                                         --------    --------      --------      ---------       --------
Property and equipment - net                401.0       498.3         418.6             --        1,317.9
                                         --------    --------      --------      ---------       --------
Goodwill                                     27.1       633.1         493.6             --        1,153.8
Intangible assets - net                      11.4       286.1         139.6             --          437.1
Investments in subsidiaries
   and intercompany balances              3,087.0     1,625.9        (238.0)      (4,474.9)            --
Investments in non-consolidated
   companies                                  5.7         1.7            --             --            7.4
Other assets                                 33.6         5.5          13.0             --           52.1
                                         --------    --------      --------      ---------       --------
   TOTAL                                 $3,917.8    $3,404.4      $1,739.3      $(4,495.2)      $4,566.3
                                         ========    ========      ========      =========       ========

LIABILITIES AND SHAREHOLDERS'
   EQUITY
Short-term debt and current
   portion of long-term debt             $     --    $     --      $    8.2      $      --       $    8.2
Accounts payable                            118.3        99.4         121.9             --          339.6
Accrued expenses and other
   current liabilities                      145.0        54.8         109.7             --          309.5
                                         --------    --------      --------      ---------       --------
Total current liabilities                   263.3       154.2         239.8             --          657.3
                                         --------    --------      --------      ---------       --------
Long-term debt                            1,957.2          --           6.9             --        1,964.1
Postretirement health-care obligations       96.3         3.9           6.2             --          106.4
Noncurrent liabilities                       47.5        40.5          82.7             --          170.7
Deferred income taxes                        16.0        41.7          33.0             --           90.7
                                         --------    --------      --------      ---------       --------
Total liabilities                         2,380.3       240.3         368.6             --        2,989.2
                                         --------    --------      --------      ---------       --------

Minority interest in consolidated
   companies                                   --          --            --           53.6           53.6

Total shareholders' equity                1,537.5     3,164.1       1,370.7       (4,548.8)       1,523.5
                                         --------    --------      --------      ---------       --------
   TOTAL                                 $3,917.8    $3,404.4      $1,739.3      $(4,495.2)      $4,566.3
                                         ========    ========      ========      =========       ========

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2005

                                                     Condensed Consolidating Statement of Cash Flows
                                                            Three Months Ended March 31, 2005
                                           ------------------------------------------------------------------
                                            Parent    Subsidiary       Other                         Total
(in millions of dollars)                    Company   Guarantors   Subsidiaries   Eliminations   Consolidated
                                           --------   ----------   ------------   ------------   ------------
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
Net income                                 $ 48.5       $ 33.0     $   43.0        $  (76.0)         $  48.5
Adjustments to reconcile net income to
   cash provided by (used for) operating
   activities                               (52.6)        43.2        (87.6)           76.0            (21.0)
                                           ------       ------     --------        --------          -------
Total operating activities                   (4.1)        76.2        (44.6)              -             27.5

INVESTING ACTIVITIES:
Capital expenditures                        (10.1)        (9.0)       (10.6)              -            (29.7)
Other items - net                             3.4          1.3         (3.1)              -              1.6
                                           ------       ------     --------        --------          -------
Total investing activities                   (6.7)        (7.7)       (13.7)              -            (28.1)

FINANCING ACTIVITIES:
Changes in short-term debt - net                -            -         (4.0)              -             (4.0)
Repayments of long-term debt                    -         (0.1)           -               -             (0.1)
Dividends paid                              (17.4)           -            -               -            (17.4)
Changes in intercompany activities           10.3        (58.9)        48.6               -                -
Proceeds from the exercise of stock
   options                                   33.0            -            -               -             33.0
                                           ------       ------     --------        --------          -------
Total financing activities                   25.9        (59.0)        44.6               -             11.5

Effect of exchange rate changes on cash         -          0.2         (7.2)              -            (7.0)
                                           ------       ------     --------        --------          -------
Net increase (decrease) in cash and
   short-term investments                    15.1          9.7        (20.9)              -              3.9
Cash and short-term investments at
   beginning of period                       40.3         (0.1)       295.7               -            335.9
                                           ------       ------     --------        --------          -------
Cash and short-term investments at
   end of period                           $ 55.4       $  9.6     $  274.8        $      -          $ 339.8
                                           ======       ======     ========        ========          =======

                            THE LUBRIZOL CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2005

                                                     Condensed Consolidating Statement of Cash Flows
                                                            Three Months Ended March 31, 2004
                                           ------------------------------------------------------------------
                                            Parent    Subsidiary       Other                         Total
(in millions of dollars)                    Company   Guarantors   Subsidiaries   Eliminations   Consolidated
                                           --------   ----------   ------------   ------------   ------------
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
Net income                                  $ 37.5      $  8.1       $  12.3         $(20.4)        $ 37.5
Adjustments to reconcile net income to
   cash provided by (used for) operating
   activities                                (33.9)       61.4         (65.5)          20.4          (17.6)
                                            ------      ------       -------         ------         ------
Total operating activities                     3.6        69.5         (53.2)            --           19.9

INVESTING ACTIVITIES:
Capital expenditures                         (12.2)       (1.4)         (6.3)            --          (19.9)
Acquisitions - net of cash received and
   liabilities assumed                       (20.2)         --        (112.8)            --         (133.0)
Other items - net                              0.1        (0.1)          0.1             --            0.1
                                            ------      ------       -------         ------         ------
Total investing activities                   (32.3)       (1.5)       (119.0)            --         (152.8)

FINANCING ACTIVITIES:
Changes in short-term debt - net                --          --          58.7             --           58.7
Dividends paid                               (13.4)         --            --             --          (13.4)
Changes in intercompany activities           (20.5)      (68.1)         88.6             --             --
Proceeds from the exercise of stock
   options                                     1.4          --            --             --            1.4
                                            ------      ------       -------         ------         ------
Total financing activities                   (32.5)      (68.1)        147.3             --           46.7

Effect of exchange rate changes on cash        6.3          --          (0.8)            --            5.5
                                            ------      ------       -------         ------         ------
Net decrease in cash and short-term
   investments                               (54.9)       (0.1)        (25.7)            --          (80.7)
Cash and short-term investments at
   beginning of period                        56.3        (1.0)        203.4             --          258.7
                                            ------      ------       -------         ------         ------
Cash and short-term investments at
   end of period                            $  1.4      $ (1.1)      $ 177.7         $   --         $178.0
                                            ======      ======       =======         ======         ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this quarterly report on Form 10-Q. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The following discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including those described under the section "Cautionary Statements for Safe Harbor Purposes" included elsewhere in this quarterly report on Form 10-Q.

OVERVIEW

We are an innovative specialty chemical company that produces and supplies technologies that improve the quality and performance of our customers' products in the global transportation, industrial and consumer markets. Our business is founded on technological leadership. Innovation provides opportunities for us in growth markets as well as advantages over our competitors. From a base of approximately 2,400 patents, we use our product development and formulation expertise to sustain our leading market positions and fuel our future growth. We create additives, ingredients, resins and compounds that enhance the performance, quality and value of our customers' products, while minimizing their environmental impact. Our products are used in a broad range of applications, and are sold into stable markets such as those for engine oils, specialty driveline lubricants and metalworking fluids, as well as higher-growth markets such as personal care and pharmaceutical products and performance coatings and inks. Our specialty materials products are also used in a variety of industries, including the construction, sporting goods, medical products and automotive industries. We are an industry leader in the majority of our businesses.

We are geographically diverse, with an extensive global manufacturing, supply chain, technical and commercial infrastructure. We operate facilities in 27 countries, comprised of production facilities in 21 countries and laboratories in nine countries, through the efforts of more than 7,700 employees. We sell our products in more than 100 countries and believe that our customers value our ability to provide customized, high-quality, cost-effective performance formulations and solutions worldwide. We also believe that our customers value our global supply chain capabilities.

On June 3, 2004, we completed the acquisition of Noveon International, Inc. (Noveon International), a leading global producer and marketer of technologically advanced specialty materials and chemicals used in the industrial and consumer markets. With the acquisition of Noveon International, we have accelerated our program to attain a substantial presence in the personal care and coatings markets by adding a number of higher-growth, industry-leading products under highly recognizable brand names, including Carbopol(R), to our already strong portfolio of lubricant and fuel additives, and consumer products. Additionally, Noveon International has a number of industry-leading and strong, cash flow-generating specialty materials businesses, including TempRite(R) chlorinated polyvinyl chloride (CPVC) and Estane(R) thermoplastic polyurethane
(TPU).

We acquired Noveon International for cash of $920.2 million (inclusive of certain seller expenses of $32.9 million) plus transaction costs of $11.4 million and less cash acquired of $103.0 million. In addition, we assumed $1,103.1 million of long-term indebtedness from Noveon International.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We initially financed the acquisition and related costs with the proceeds of a $2,450.0 million 364-day bridge credit facility. Shortly after the acquisition, we repaid substantially all of the assumed long-term debt with proceeds of the temporary bridge loan. In addition, we repaid the temporary bridge loan in full in September 2004 when we secured our permanent financing that included the issuance of senior notes, debentures, bank term loans and equity.

Our consolidated balance sheet as of March 31, 2005 reflects the acquisition of Noveon International under the purchase method of accounting. We recorded the various assets acquired and liabilities assumed, primarily working capital accounts, of Noveon International at their estimated fair values determined as of the acquisition date. The allocation of the purchase price has not yet been finalized, but is substantially complete, as of March 31, 2005. While we do not expect any material changes, the purchase price allocation remains subject to revision through the end of the allocation period in the second quarter of 2005. Actuarial valuations were completed for the projected pension and other post-employment benefit obligations and were reflected in the purchase price allocation. We also obtained appraisals of long-lived assets and identifiable intangible assets, including an evaluation of in-process research and development (IPR&D) projects. Although substantially complete, our evaluation of these appraisals is not yet final. We are still evaluating the impact of information obtained during the allocation period from the due diligence procedures performed relating to certain businesses and assets considered for divestiture. In connection with the acquisition of Noveon International, we have targeted non-core businesses with total revenues of approximately $300.0 million to $500.0 million for disposition. This plan was contemplated at the time of acquisition and plan activities have been underway since the fourth quarter of 2004. We are also still in the process of finalizing our reconciliation of the underlying fixed-asset records to the respective valuations. As a result of both of these efforts, in the first quarter 2005, we reduced the amount allocated to property, plant and equipment by $43.9 million. The goodwill associated with the transaction increased accordingly. Depreciation expense for the three months ended March 31, 2005 includes a related adjustment for $1.2 million representing the cumulative impact of the change in the estimated fair values assigned to property, plant and equipment.

The purchase price included the estimated fair value of IPR&D projects totaling $34.0 million that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. As a result, we expensed the full amount allocated to IPR&D in 2004. There have been no changes to the valuation of IPR&D in 2005. The inventory step-up to fair value totaled $24.2 million, of which $9.8 million was expensed in 2004. As the remaining step-up relates to inventories accounted for on the LIFO method of accounting, we do not anticipate that additional amounts of step-up will be expensed in the near term.

In 2005, we have continued to integrate the Noveon International acquisition ahead of schedule. We are projecting to realize savings in 2005 of approximately $35.0 million. We currently expect to reach our target run rate of $40.0 million in annual savings by the end of 2005, which is 18 months ahead of original expectations.

In conjunction with the integration of Noveon International, we have also made progress in our plan to divest non-core businesses. In the first quarter of 2005, we selected investment bankers to assist us with the process. We have distributed offering memoranda for some of the businesses and we are planning to distribute offering materials for the rest of the businesses in the second quarter of 2005. We do not believe the businesses or assets we are evaluating are considered held for sale pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as of March 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In June 2004, we reorganized our business as a result of the Noveon International acquisition into two operating and reporting segments: the Lubricant Additives segment and the Specialty Chemicals segment. The Lubricant Additives segment is comprised of our previous business in fluid technologies for transportation (FTT), advanced fluid systems, emulsified products and the former industrial additives product group of fluid technologies for industry
(FTI). The Specialty Chemicals segment is comprised of the businesses of the acquired Noveon International and the former performance chemicals group of FTI.
Note 7 to the unaudited consolidated financial statements contains our segment reporting disclosure including a further description of the nature of our operations, the product lines within each of the reporting segments and related financial disclosures for the reportable segments. See also "Segment Analysis" for further financial disclosures by reporting segment, including segment profitability.

RESULTS OF OPERATIONS

First quarter 2005 net income increased over the prior-year first quarter as acquisitions, improved price and product mix and favorable currency more than offset higher raw material costs and lower shipment volume. The acquisition of Noveon International in June 2004 contributed $0.05 to earnings per share in the quarter after considering incremental equity issuances and financing costs. The $0.06 per share in restructuring charges primarily related to the phase-out of manufacturing facilities located in Bromborough, United Kingdom; Linden, New Jersey; and Mountaintop, Pennsylvania.

REVENUES

The changes in consolidated revenues are summarized as follows:

                            Three Months                                Excluding
                           Ended March 31,                             Acquisitions
                           ---------------                         -------------------
(in millions of dollars)    2005     2004    $ Change   % Change   $ Change   % Change
                           ------   ------   --------   --------   --------   --------
Net sales                  $970.1   $577.9    $392.2       68%       $36.5        6%
                           ------   ------    ------                 -----
Royalties and other
  revenues                    0.9      0.8       0.1       13%         0.1       10%
                           ------   ------    ------                 -----
Total revenues             $971.0    578.7    $392.3       68%       $36.6        6%
                           ======    =====    ======                 =====

The 2004 acquisitions accounted for the majority of the increase in consolidated revenues. Acquisitions in 2004 included Noveon International and the hyperdispersants business purchased from Avecia. The 2004 acquisitions contributed $355.7 million towards the increase in revenues in the first quarter of 2005 compared with the same period in 2004, respectively.

Excluding acquisitions, revenues increased 6% in the first quarter of 2005 due to a 10% improvement in price resulting from the cumulative affect of a series of price increases over the past year and better product mix and a 2% favorable currency impact, partially offset by a 6% decline in ongoing shipment volume.

Shipment volume patterns vary in different geographic zones. The following table shows our shipment volume by geographic zone in the first quarter of 2005 as well as the changes in shipment volume by geographic zone as compared with the corresponding period in 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                             Excluding
                                                           Acquisitions
                             1st Quarter    1st Quarter    -------------
                                 2005      2005 vs. 2004   2005 vs. 2004
                                Volume        % Change       % Change
                             -----------   -------------   -------------
North America                     51%           42%            (12%)
Europe                            26%           24%              4%
Asia-Pacific / Middle East        18%           16%             (3%)
Latin America                      5%            9%            (15%)
                                 ---
Total                            100%           30%             (6%)

Segment shipment volume variances by geographic zone as well as the factors explaining the changes in segment revenues for the first quarter of 2005 compared with the respective period in 2004 are contained under the "Segment Analysis" section below.

COSTS AND EXPENSES

The changes in consolidated costs and expenses are summarized as follows:

                              Three Months                                Excluding
                             Ended March 31,                             Acquisitions
                             ---------------                         -------------------
(in millions of dollars)      2005     2004    $ Change   % Change   $ Change   % Change
                             ------   ------   --------   --------   --------   --------
Cost of sales                $717.1   $426.3    $290.8       68%      $33.5        8%
Selling and administrative
   expenses                    92.9     51.9      41.0       79%        4.7        9%
Research, testing and
   development expenses        50.5     40.7       9.8       24%       (3.5)      (9%)
Amortization of
   intangible assets            6.6      1.9       4.7        *         0.1        *
Restructuring charges           6.1       --       6.1        *         5.5        *
                             ------   ------    ------                -----
Total costs and expenses     $873.2   $520.8    $352.4       68%      $40.3        8%
                             ======   ======    ======                =====

*Calculation not meaningful

Excluding acquisitions, the increase in cost of sales in the first quarter of 2005 compared with the same period in 2004 primarily was due to higher average raw material cost partially offset by lower manufacturing expenses. Average raw material cost increased 17% in the first quarter of 2005 compared with the same period in 2004, primarily due to higher unit raw material cost along with unfavorable currency effects. We expect higher raw material costs in the second quarter of 2005 as compared to the first quarter of 2005.

Total manufacturing expenses, which are included in cost of sales, decreased 2% in the first quarter of 2005 excluding acquisitions (increased 63% including acquisitions), compared with the same period in 2004, primarily due to a 6% decrease in shipment volume. In addition, there was a $2.0 million environmental cost in the first quarter of 2004 that did not recur in 2005. On a per-unit-sold basis, manufacturing costs increased 2% in the first quarter of 2005 compared to 2004, excluding acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross profit (net sales less cost of sales) increased $101.4 million, or 67% ($3.0 million, or 2%, excluding acquisitions), in the first quarter of 2005 compared with the same period in 2004. Excluding acquisitions, the increase primarily was due to higher average selling price significantly offset by higher average raw material cost and the effects of lower shipment volume. In addition, increased sales from our equipment companies contributed to the higher gross profit for the period. Our gross profit percentage (gross profit divided by net sales) remained relatively flat at 26.1% (25.2% excluding acquisitions) in the first quarter of 2005 compared to 26.2% in the first quarter of 2004. The gross profit percentage decrease excluding acquisitions primarily was due to the impact of increasing unit raw material costs compared to similar increases in per unit sales prices.

The increase in selling and administrative expenses, excluding acquisitions, primarily was due to higher compensation expense. We experienced a $6.5 million increase in compensation related costs due to increases in variable compensation and annual salaries, expenses associated with the consolidation of certain administrative functions from Noveon International into corporate functions and expenses related to our divestiture plans.

The decrease in research, testing and development expenses (technology expenses), excluding acquisitions, in the first quarter of 2005 compared with the same period in 2004 primarily was due to a decrease in testing at outside laboratories of $2.3 million in the first quarter of 2005 compared to the same period in 2004, along with a $0.6 million reduction in salary and benefit expenses as a result of the 2004 reduction in workforce. We anticipate higher testing expenses in the second quarter of 2005 as compared to the first quarter of 2005 as we increase testing for the next North American diesel engine oil upgrade.

The increased amortization expense in the first quarter of 2005 compared with the same period in 2004 entirely was due to the Noveon International and hyperdispersants acquisitions in 2004.

In the first quarter of 2005, we recorded aggregate restructuring charges of $6.1 million, or $0.6 per share, primarily related to the phase out of three manufacturing facilities in both the Lubricant Additives and Specialty Chemicals segments. We made the decision to close these facilities to reduce costs while simultaneously improving our service capabilities to customers. The components of the 2005 restructuring charges are detailed as follows:

                                           Three Months
                                               Ended
(dollars in millions)                     March 31, 2005
                                          --------------
Asset impairments - coatings facilities        $4.4
Employee severance                              1.1
Other plant exit costs                          0.6
                                               ----
Total restructuring charges                    $6.1
                                               ====

In March 2005, we announced the decision to close two Specialty Chemicals coatings additives manufacturing facilities in the United States. The aggregate restructuring charge recorded for these closures was $5.0 million, comprised of $4.4 million in asset impairments, $0.4 million in exit costs and $0.2 million in severance costs. We estimate we will incur cumulative severance costs of approximately $2.1 million relating to these closures. An impairment charge for both plants was recorded in the first quarter of 2005 to reflect the related assets at their estimated fair values. Production for these sites will be transferred to other facilities in the United States. The facility in Mountaintop, Pennsylvania is scheduled to close in the third quarter of 2005. The facility in Linden, New Jersey is scheduled to close in the second quarter of 2006. These closures will result in a workforce reduction of 62 employees by the second quarter of 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In December 2004, we made the decision to close the Lubricant Additives manufacturing facility in Bromborough, United Kingdom. We announced this decision in January 2005. We determined, as of December 31, 2004, that an impairment of certain of the facility's long-lived assets had been triggered by this decision. As a result, a $17.0 million impairment charge was recorded in December 2004 to reflect the related assets at their estimated fair values. There were no significant changes to the impairment calculation in the first quarter of 2005. We recorded an additional charge of $0.8 million in the first quarter of 2005 comprised of $0.6 million in severance costs and $0.2 million in other exit costs. Production phase-out of this site is planned to begin in the third quarter of 2005 and is expected to be completed by late 2006. During this phase-out, United Kingdom production will be transferred to facilities in France and the United States. Approximately 69 employees will be impacted by this closure. We currently anticipate that future pre-tax charges and cash expenditures of approximately $13.5 million to $15.5 million will be incurred in 2005 through 2006 to satisfy severance and retention obligations, plant dismantling, site restoration and other site environmental evaluation costs and lease-related costs.

In addition to the restructuring charges recorded for the above facilities, we also expect to invest approximately $8.8 million relating to the two Specialty Chemicals plants and $20.0 million for Bromborough, respectively, over the next two years for capacity upgrades at alternative manufacturing facilities that will absorb production previously undertaken at these facilities. We expect these facility closures and transfer of production to more efficient manufacturing locations to generate annual pre-tax savings of approximately $3.9 million for Specialty Chemicals and $10.0 million for Bromborough by 2007.

In 2004, we eliminated more than 100 positions, primarily affecting technical and commercial employees located at the Wickliffe, Ohio headquarters. Most of these workforce reductions were related to the restructuring following the acquisition of Noveon International. These reductions were completed by December 31, 2004 and resulted in $4.6 million in pre-tax savings in the first quarter of 2005. We estimate future annual pre-tax savings of approximately $18.3 million.

OTHER ITEMS AND NET INCOME

The changes in other items and net income are summarized as follows:

                            Three Months                               Excluding
                           Ended March 31,                            Acquisitions
                           ---------------                        -------------------
(in millions of dollars)    2005     2004   $ Change   % Change   $ Change   % Change
                           ------   -----   --------   --------   --------   --------
Other income - net         $  0.7   $ 4.3    $ (3.6)       *       $(3.7)        *
Interest expense - net      (24.5)   (5.3)    (19.2)       *        (0.9)        *
Income before income
   taxes                     74.0    56.9      17.1       30%       (6.4)      (11%)
Provision for income
   taxes                     25.5    19.4       6.1       31%       (2.0)      (10%)
Net income                   48.5    37.5      11.0       29%       (4.4)      (12%)

*Calculation not meaningful

The decrease in other income in the first quarter of 2005, compared to the same period in 2004, primarily was due to a decrease in currency translation gains of $5.0 million. Other income for the first quarter of 2004 included a gain of $6.4 million, or $0.08 per share, on a currency forward contract to purchase pound sterling related to the acquisition of the hyperdispersants business. We secured the forward contract in December 2003 and completed the acquisition at the end of January 2004. This gain partially was offset by other currency translation losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The increase in net interest expense for the first quarter of 2005, compared with the same period in 2004, primarily was due to the Noveon International acquisition-related financing costs of $14.3 million.

We had an effective tax rate of 34.4% for operating income before restructuring charges in the first quarter of 2005 compared with 34.0% in the same period in 2004. The restructuring charges were taxed at an effective rate of 34.1%.

Primarily as a result of the above factors, our net income per share was $0.72 for both the first quarter of 2005 and the comparable period of 2004. The Noveon International acquisition, including equity issuances and transaction financing, was accretive to earnings per share by $0.05 per share in the first quarter of 2005. Restructuring charges recorded in the first quarter of 2005 reduced earnings by $0.06 per share. The gain on the foreign currency forward contract increased first quarter 2004 earnings by $0.08 per share.

SEGMENT ANALYSIS

We primarily evaluate performance and allocate resources based on segment operating income, defined as revenues less expenses identifiable to the product lines included within each segment, as well as projected future returns. Segment operating income will reconcile to consolidated income before tax by deducting restructuring charges, net interest expense, corporate expenses and corporate other income that we do not attribute to either operating segment.

During 2004, we reclassified certain unallocated corporate expenses to segment operating income, which previously had been excluded from our previously disclosed segment contribution income. We have restated our segment results for 2004 to reflect the new reporting classifications of products between the two operating and reporting segments and the new definition of segment operating income.

The Lubricant Additives segment represents approximately 54% and 57% of our consolidated revenues and segment operating income, respectively, for the first quarter of 2005. The Specialty Chemicals segment represents approximately 46% and 43% of our consolidated revenues and segment operating income, respectively, for the first quarter of 2005.

The operating results by segment for the three months ended March 31, 2005 and 2004 are as follows:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                        Excluding
                                                                       Acquisitions
                                                                   -------------------
(in millions of dollars)    2005     2004    $ Change   % Change   $ Change   % Change
                           ------   ------   --------   --------   --------   --------
REVENUES
Lubricant Additives        $524.6   $491.8    $ 32.8        7%      $32.8        7%
Specialty Chemicals         446.4     86.9     359.5      414%        3.8        4%
                           ------   ------    ------                -----
   Total                   $971.0   $578.7    $392.3       68%      $36.6        6%
                           ======   ======    ======                =====

GROSS PROFIT
Lubricant Additives        $133.4   $128.8    $  4.6        4%      $ 4.6        4%
Specialty Chemicals         119.6     22.8      96.8      425%       (1.6)      (7%)
                           ------   ------    ------                -----
   Total                   $253.0   $151.6    $101.4       67%      $ 3.0        2%
                           ======   ======    ======                =====

SEGMENT OPERATING INCOME
Lubricant Additives        $ 68.7   $ 62.7    $  6.0       10%        6.0       10%
Specialty Chemicals          51.6      5.0      46.6        *         2.4        *
                           ------   ------    ------                -----
   Total                   $120.3   $ 67.7    $ 52.6       78%      $ 8.4       13%
                           ======   ======    ======                =====

*    calculation not meaningful

LUBRICANT ADDITIVES SEGMENT

Revenues increased 7% in the first quarter of 2005 compared to the same period in 2004, primarily due to a 10% improvement in the combination of price and product mix and 2% favorable currency impact, partially offset by 6% unfavorable volume. In addition, higher revenues from our equipment companies contributed 1% towards the 7% favorable increase in revenues in the first quarter of 2005.

Shipment volume patterns vary in different geographic zones. The following table shows our shipment volume by geographic zone in the first quarter of 2005 as well as the changes in shipment volume by geographic zone as compared with the corresponding period in 2004.

                             1st Quarter    1st Quarter
                                 2005      2005 vs. 2004
                                Volume        % Change
                             -----------   -------------
North America                     39%           (13%)
Europe                            32%             4%
Asia-Pacific / Middle East        23%            (2%)
Latin America                      6%           (17%)
                                 ---
Total                            100%            (6%)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Volume declined 6% in total and 13% in North America in the first quarter of 2005 as compared to the first quarter 2004. However, excluding the lost business of a major international customer that was first disclosed in 2002, volume declined 1% in total and 3% in North America. The remaining decrease in North America in the first quarter of 2005 primarily was due to the higher concentration associated with the new passenger car technical standard of GF-4 versus GF-3. Volumes in the first quarter of 2005 were also affected by 2004 year-end pre-buying in front of announced price increases, slower demand for passenger car motor oil products and the transitional impact of order patterns as our customers convert from the passenger car motor oil technical standard GF-3 to GF-4. Higher shipment volume in Europe primarily was due to increases in our engine additives product line due to market share gains. The shipment volume decrease in Asia-Pacific primarily was due to timing of order patterns, which more than offset 5% higher shipment volumes in China. The decrease in Latin America, our smallest zone, primarily was due to some lost business within our engine additives product line and a shift in finished fluid blending volume from Latin America to North America.

The Lubricant Additives segment implemented a price increase beginning in April 2005 for all products sourced from North America, Asia-Pacific and Latin America. We also recently announced a price increase, which will become effective in mid-May 2005 for products sourced from Europe. These price increases were in response to continuing raw material cost increases since our last price increase in the fourth quarter of 2004.

Segment gross profit includes material cost and all manufacturing expenses. Segment gross profit increased 4% in the first quarter of 2005 compared with the same period in 2004. This increase primarily was due to the cumulative impact of the selling price increases and flat manufacturing costs per metric ton, partially offset by lower shipment volume. As a result, average gross profit per metric ton increased by 8%. In the first quarter of 2005, average material cost increased 20% compared to the first quarter of 2004. In addition, higher gross profit from our equipment companies contributed 1% of the 4% increase in segment gross profit.

The gross profit percentage for the segment was 25.5% in the first quarter of 2005, compared with 26.2% in the prior year first quarter. The decrease primarily was due to raw material costs rising proportionally faster than selling prices.

Selling, technical, administrative and research (STAR) expenses were flat in the first quarter of 2005 compared with the first quarter of 2004. Technical expenses decreased $2.0 million primarily due to savings associated with the June 2004 workforce reduction. Lower technical expenses were offset by higher administrative expenses and marketing expenses.

Other income increased by $1.2 million in the first quarter of 2005 compared with the same prior year period, partially due to a new commercial arrangement for intellectual property.

Segment operating income (revenues less expenses attributable to the product lines aggregated within each segment) increased 10% for the first quarter of 2005 compared with the same period in 2004 due to the factors discussed above.

SPECIALTY CHEMICALS SEGMENT

Revenues for the Specialty Chemicals segment increased 414% in the first quarter of 2005 compared with the same period in the prior year primarily due to the 2004 acquisitions of Noveon International and the hyperdispersants business. Excluding acquisitions, segment revenues increased 4% in the first quarter of 2005 compared with the same period in 2004 due to an 8% improvement in the combination of price and product mix and a 1% favorable currency impact partially offset by a 5% decrease in shipment volume. The higher-priced product mix primarily occurred in our consumer specialties product line and to a lesser extent in our performance coatings product line.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Shipment volume patterns vary in different geographic zones. The following table shows our shipment volume by geographic zone in the first quarter of 2005 as well as the changes in shipment volume by geographic zone as compared with the corresponding period in 2004.

                                                             Excluding
                                                            Acquisitions
                             1st Quarter    1st Quarter    -------------
                                 2005      2005 vs. 2004   2005 vs. 2004
                                Volume        % Change       % Change
                             -----------   -------------   -------------
North America                     72%           226%            (7%)
Europe                            15%           274%             5%
Asia-Pacific / Middle East         9%           630%            (9%)
Latin America                      4%           258%            --
                                 ---
Total                            100%           251%            (5%)
                                 ===

Excluding acquisitions, the shipment volume decrease in North America for the first quarter of 2005 occurred in both our performance coatings and consumer specialties product lines. The decrease in these product lines was due to our exiting activities for certain low margin business and some changes in order patterns as first quarter 2004 shipments were higher than normal. The increase in Europe primarily was due to new business gained in our consumer specialties business. The decrease in Asia-Pacific / Middle East was due to lower shipment volumes across all of our product lines resulting from lower demand and order pattern, as we experienced higher than normal volumes in this region in the first quarter of 2004.

Segment gross profit increased $96.8 million, or 425% (decreased $1.6 million, or 7%, excluding acquisitions), in the first quarter of 2005 compared with the same period in 2004. Excluding acquisitions, the decrease in segment gross profit for the first quarter was due to higher raw material costs and manufacturing expenses, partially offset by higher revenues due to an improvement in the combination of price and product mix. Average raw material cost increased 10% compared with 2004. Manufacturing expenses increased $3.4 million primarily due to higher spending and a transfer of expenses from STAR to manufacturing in our consumer specialties product line.

The gross profit percentage for this segment was 26.8% in the first quarter of 2005 compared with 26.3% in the respective period in 2004. Excluding acquisitions, the gross profit percentage was 23.4% in the first quarter of 2005. The decrease in gross profit percentage was due to higher raw material costs and manufacturing expenses partially offset by an improvement in the combination of price and product mix.

STAR expenses increased $45.3 million, or 265%, for the first quarter of 2005 (decreased $4.4 million, or 26%, excluding acquisitions) compared with the same period in 2004. Excluding acquisitions, the decrease in STAR expenses primarily was due to reduced spending as a result of the integration of general and administrative functions, a reduction in the amount of corporate services expenses that are allocated to the Specialty Chemicals segment and a transfer of expenses from STAR to manufacturing in our consumer specialties product line.

Segment operating income increased $46.6 million in the first quarter of 2005 (increased $2.4 million, excluding acquisitions) compared with the same period in 2004. Excluding acquisitions, the increase in segment operating profit for the first quarter primarily was due to the decrease in STAR expenses, partially offset by the decrease in segment gross profit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PRO FORMA ANALYSIS

The following table presents major components of and information derived from the pro forma consolidated statement of income and pro forma consolidated statement of cash flows for the three months ended March 31, 2004. The major components of the pro forma consolidated statement of income and pro forma consolidated statement of cash flows reflect the effect of the acquisition of Noveon International on June 3, 2004 as if the acquisition occurred as of January 1, 2004. We believe that this data provides the financial statement reader with information that is useful in understanding the impact of the acquisition of Noveon International on our results of operations and cash flows.

The components of and information derived from the pro forma consolidated statement of income and the pro forma consolidated statement of cash flows for the three months ended March 31, 2004 are derived from our unaudited consolidated financial statements for the three months ended March 31, 2004 and the unaudited consolidated financial statements of Noveon International for the three months ended March 31, 2004.

Our consolidated balance sheet as of March 31, 2005 reflects the acquisition of Noveon International under the purchase method of accounting. We recorded various assets acquired and liabilities assumed, primarily working capital accounts, of Noveon International at their estimated fair values as of the acquisition date that we determined based on the information currently available. The allocation of the purchase price has not yet been finalized, but is substantially complete, as of March 31, 2005. While we do not expect any material changes, the purchase price allocation remains subject to revision through the end of the allocation period in the second quarter of 2005, as appraisals of the long-lived assets are still being finalized.

The pro forma data gives effect to actual operating results of Noveon International prior to the acquisition. Adjustments to cost of sales for the inventory step-up charge of $9.8 million, the write-off of acquired IPR&D of $34.0 million, estimated intangible asset amortization, estimated fixed asset depreciation, interest expense and income taxes related to the acquisition are reflected in the pro forma data. The entire inventory step-up charge is attributable to the Specialty Chemicals segment. In addition, we assumed that the bridge loan obtained at the time of transaction closing was not replaced with the permanent long-term financing, until the end of the fourth month in 2004. As a result, there is no impact associated with the permanent long-term financing, consisting of both debt and equity, in the pro forma amounts presented below. This pro forma data is consistent with the pro forma data that is disclosed in Note 3 to the unaudited consolidated financial statements for the three months ended March 31, 2004. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of January 1, 2004 or that may be obtained in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table summarizes the comparative pro forma data:

                                             Three Months Ended
                                                 March 31,
                                          -----------------------
                                                        Pro Forma
(in millions of dollars)                  Actual 2005      2004
                                          -----------   ---------
CONSOLIDATED DATA

   Total revenues                            $971.0       $898.8
                                             ======       ======
   Gross profit                              $253.0       $232.3
                                             ======       ======
   Income before income taxes                $ 74.0       $ 24.2
                                             ======       ======
   Net income                                $ 48.5       $ 15.5
                                             ======       ======
   Depreciation expense                      $ 40.7       $ 41.9
                                             ======       ======
   Amortization of intangible assets         $  6.6       $  6.1
                                             ======       ======
   Capital expenditures                      $ 29.7       $ 31.7
                                             ======       ======

SEGMENT DATA

   Lubricant Additives Segment

      Total revenues                         $524.6       $491.8
                                             ======       ======
      Gross profit                           $133.4       $128.8
                                             ======       ======
      Segment operating income               $ 68.7       $ 62.7
                                             ======       ======
      Depreciation expense                   $ 21.5       $ 21.9
                                             ======       ======
      Amortization of intangible assets      $  0.8       $  0.8
                                             ======       ======
      Capital expenditures                   $ 15.6       $ 18.2
                                             ======       ======

   Specialty Chemicals Segment

      Total revenues                         $446.4       $407.0
                                             ======       ======
      Gross profit                           $119.6       $103.5
                                             ======       ======
      Segment operating income               $ 51.6       $ 33.5
                                             ======       ======
      Depreciation expense                   $ 18.9       $ 19.7
                                             ======       ======
      Amortization of intangible assets      $  5.8       $  5.3
                                             ======       ======
      Capital expenditures                   $ 14.1       $ 13.5
                                             ======       ======

   Unallocated corporate depreciation
      Expense                                $  0.3       $  0.3
                                             ======       ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparative pro forma data (continued):

                                                         Three Months Ended
                                                              March 31,
                                                    ----------------------------
(in millions of dollars)                            Actual 2005   Pro Forma 2004
                                                    -----------   --------------
RECONCILIATION OF SEGMENT OPERATING INCOME TO
   INCOME BEFORE INCOME TAXES
   Segment operating income:

      Lubricant Additives                             $ 68.7          $ 62.7
      Specialty Chemicals                               51.6            33.5
                                                      ------          ------
         Total segment operating income                120.3            96.2

   Corporate expenses                                  (15.0)           (9.3)
   Corporate other (expense) income                     (0.7)            3.8
   Write-off of acquired in-process research
      and development                                     --           (34.0)
   Restructuring charges                                (6.1)           (2.8)
   Interest expense - net                              (24.5)          (29.7)
                                                      ------          ------
   Income before income taxes                         $ 74.0          $ 24.2
                                                      ======          ======

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the major components of cash flow:

                                          Three Months Ended March 31,
                                          ----------------------------
(in millions of dollars)                         2005      2004          $ Change
                                                ------   -------         --------
Cash provided by (used for):
   Operating activities                         $ 27.5   $  19.9          $  7.6
   Investing activities                          (28.1)   (152.8)          124.7
   Financing activities
                                                  11.5      46.7           (35.2)
Effect of exchange-rate changes on cash
                                                  (7.0)      5.5           (12.5)
                                                ------    ------          ------
Net increase (decrease) in cash and
   short-term investments                       $  3.9   $ (80.7)         $ 84.6
                                                ======   =======          ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING ACTIVITIES

The increase in cash provided by operating activities in the first quarter of 2005 compared with the prior year first quarter primarily was due to an increase in earnings after adjusting for non-cash items. The increase in earnings partially was offset by a working capital build-up in inventory, which used cash of $26.7 million, primarily due to increased material costs as well as some build-up of strategic inventory stocks for key finished goods and intermediates. There was a decrease in accounts payable and accrued expenses since December 31, 2004 resulting in a use of cash of $9.6 million as compared to proceeds of $21.3 in the comparable prior-year period, primarily due to timing associated with the payment of cyclical items such as compensation and benefit related accruals, rebates, insurance and taxes.

We manage our levels of inventories and accounts receivable on the basis of average days sales in inventory and average days sales in receivables. Our target for accounts receivable is established taking into consideration the weighted average of our various terms of trade for each segment. Our target for days sales in inventory for each segment is established with the goal of minimizing our investment in inventories while at the same time ensuring adequate supply for our customers. We continue to expect incremental improvement as compared to 2004 by the end of the year.

INVESTING ACTIVITIES

Our capital expenditures in the first quarter of 2005 were $29.7 million, as compared with $19.9 million for the same period in 2004. In 2005, we estimate annual capital expenditures will be approximately $162.0 million, including $12.0 million in additional expenditures related to the phase-out of three manufacturing facilities.

The net decrease in cash used to fund acquisitions in the first quarter of 2005 as compared to the prior year quarter relates to the acquisition of the hyperdispersants business of Avecia.

FINANCING ACTIVITIES

The decrease in cash provided by financing activities of $35.2 million in the first quarter of 2005 primarily was due to the short-term borrowings that financed the hyperdispersants acquisition in the first quarter of 2004.

CAPITALIZATION AND CREDIT FACILITIES

At March 31, 2005, our total debt outstanding of $1,957.9 consisted of 54% fixed-rate debt and 46% variable-rate debt, including $400.0 million of fixed-rate debt that effectively has been swapped to variable-rate debt. Our weighted-average borrowing rate as of March 31, 2005 was approximately 5%.

Our net debt to capitalization ratio at March 31, 2005 was 51%. Net debt is the total of short-term and long-term debt, reduced by cash and short-term investments excluding original issue discounts and unrealized gains and losses on derivative instruments designated as fair-value hedges of fixed-rate debt. Capitalization is shareholders' equity plus net debt. Total debt as a percent of capitalization was 56% at March 31, 2005.

Our ratio of current assets to current liabilities increased from 2.4 at December 31, 2004 to 2.7 at March 31, 2005, primarily due to working capital increases associated with higher sales and timing. The increase in accounts receivable of $34.5 million since December 31, 2004 primarily was driven by higher sales in the first quarter of 2005 as compared to the fourth quarter of 2004. The increase in inventory of $18.7 million primarily was due to increased material costs. The decrease in accounts payable, accrued expenses and other current liabilities of $42.6 million since December 31, 2004 primarily was due to disbursement timing associated with the payment of items such as compensation and benefit related accruals, dividends, rebates, insurance and taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At March 31, 2005, we had a $500.0 million revolving credit facility that matures in August 2009, which allows us to borrow at variable rates based upon the U.S. prime rate or LIBOR plus a specified credit spread. As of March 31, 2005, we had no outstanding borrowings under this agreement.

On March 29, 2005, we amended and restated our five-year unsecured bank credit agreement to reduce the credit spread paid on the outstanding $500.0 million term loans. Based on our current unsecured senior debt ratings from Standard and Poor's and Moody's Investors Services, the credit spread on the term loans was reduced by 50 basis points. No other terms or conditions of the agreement were modified.

CONTRACTUAL CASH OBLIGATIONS

Our contractual cash obligations as of December 31, 2004 are contained on page 21 of our 2004 Annual Report to shareholders. We do not believe there have been any significant changes since December 31, 2004 in that information.

Our debt level will require us to dedicate a significant portion of our cash flow to make interest and principal payments, thereby reducing the availability of our cash flow for acquisitions or other purposes. Nevertheless, we believe our future operating cash flows will be sufficient to cover our debt repayments, capital expenditures, dividends and other obligations and that we have untapped borrowing capacity that can provide us with additional financial resources. We currently have a shelf registration statement filed with the Securities and Exchange Commission (SEC) under which $359.8 million of debt securities, preferred shares or common shares may be issued. In addition, as of March 31, 2005, we maintained cash and short-term investment balances of $339.8 million and had $500.0 million available under our revolving credit facility.

NEW ACCOUNTING STANDARDS

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 47, "Accounting for Conditional Asset-Retirement Obligations." This standard codifies SFAS No. 143, "Asset-Retirement Obligations," and states that companies must recognize a liability for the fair value of a legal obligation to perform asset-retirement obligations that are conditional on a future event if the amount can be reasonably estimated. Specifically, FIN No. 47 provides additional guidance on whether the fair value is reasonably estimable. FIN No. 47 is effective for us starting January 1, 2006. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." This standard will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This standard replaces SFAS No. 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and applies to all awards granted, modified, repurchased or cancelled after July 1, 2005. In April 2005, the SEC amended the compliance date of SFAS No. 123(R) through an amendment of Regulation S-X. The new effective date for us is January 1, 2006. We are currently evaluating the provisions of this standard to determine the impact on our consolidated financial statements. It is, however, expected to reduce consolidated net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets." This standard amended APB Opinion No. 29, "Accounting for Nonmonetary Transactions," to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets. This standard replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has no commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for all nonmonetary asset exchanges we complete starting January 1, 2006. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of "normal capacity" and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting January 1, 2006. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

CAUTIONARY STATEMENTS FOR SAFE HARBOR PURPOSES

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters not historical in nature. Forward-looking statements are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These uncertainties and factors could cause our actual results to differ materially from those matters expressed in or implied by any forward-looking statements, although we believe our expectations reflected in those forward-looking statements are based upon reasonable assumptions. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements.

We believe that the following factors, among others, could affect our future performance and cause our actual results to differ materially from those expressed or implied by forward-looking statements made in this quarterly report:

- the cost, availability and quality of raw materials, including petroleum-based products;

- our ability to increase the prices of our products in a competitive environment;

- the effect of required principal and interest payments on our ability to fund capital expenditures and acquisitions and to meet operating needs;

- the overall global economic environment and the overall demand for our products on a worldwide basis;

-    technology developments that affect longer-term trends for our products;

- the extent to which we are successful in expanding our business in new and existing markets;

- our ability to identify, complete and integrate acquisitions for profitable growth and operating efficiencies, especially our ability to integrate the acquisition of Noveon International;

- our success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer expectations;

- our ability to continue to reduce complexities and conversion costs and modify our cost structure to maintain and enhance our competitiveness;

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

- our success in retaining and growing the business that we have with our largest customers;

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

- the ability to identify, understand and manage risks inherent in new markets in which we choose to expand; and

- our ability to maintain operating continuity for those businesses identified as divestiture candidates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate manufacturing and blending facilities, laboratories and offices around the world and utilize fixed- and variable-rate debt to finance our global operations. As a result, we are subject to business risks inherent in non-U.S. activities, including political and economic uncertainties, import and export limitations, and market risks related to changes in interest rates and foreign currency exchange rates. We believe the political and economic risks related to our foreign operations are mitigated due to the stability of the countries in which our largest foreign operations are located.

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

A quantitative and qualitative discussion regarding our market risk is contained on page 26 of our 2004 Annual Report to shareholders. There have been no material changes in the market risks faced by us since December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

We evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2005. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to Lubrizol and our consolidated subsidiaries required to be included in our periodic SEC filings. There were no significant changes in our internal control over financial reporting that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a) On January 20, 2005, we issued 2,095 common shares in transactions exempt from registration under the Securities Act of 1933 pursuant to Regulation S. We issued the common shares to 19 employees of a wholly owned Canadian subsidiary of the company under an employee benefit plan.

          On February 2, 2005, we issued 287 common shares in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to the surviving spouse of a former director under a deferred compensation plan for directors.

          On February 2, 2005, we issued 2,354 common shares in private placement transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to two officers under a deferred compensation plan for officers.

          On February 4, 2005, we issued 608 common shares in transactions exempt from registration under the Securities Act of 1933 pursuant to Regulation S. We issued the common shares under an employee benefit plan to two employees of a wholly owned UK subsidiary of the company.

          On February 17, 2005, we issued 39 common shares in a transaction exempt from registration under the Securities Act of 1939 pursuant to Regulation S. We issued the common shares under an employee benefit plan to one employee of a wholly owned UK subsidiary of the company.

          On March 21, 2005, we issued 4,030 common shares in private placement transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to six officers under deferred compensation plans for officers.

          On March 23, 2005, we issued 941 common shares in a transaction exempt from registration under the Securities Act of 1939 pursuant to Regulation S. We issued the common shares under an employee benefit plan to one employee of a wholly owned UK subsidiary of the company.

          On March 31, 2005, we issued 1,209 common shares in a transaction exempt from registration under the Securities Act of 1939 pursuant to Regulation S. We issued the common shares under an employee benefit plan to one employee of a wholly owned UK subsidiary of the company.

     (c) The following table provides information regarding the company's purchases of its common shares during the first quarter.

                                                                                                (d) Maximum Number
                                                                        (c) Total Number      (or Approximate Dollar
                                                                       of Shares (or Units)     Value) of Shares (or
                             (a) Total Number of   (b) Average Price   Purchased as Part of    Units) that May Yet be
                              Shares (or Units)      Paid per Share     Publicly Announced      Purchased Under the
Period                           Purchased(1)          (or Unit)         Plans or Programs       Plans or Programs
------                       -------------------   -----------------   --------------------   -----------------------
Month #1
(January 1, 2005 through
January 31, 2005)               17,051 Shares            $35.70                 N/A                     N/A

Month #2
(February  1, 2005 through
February 28, 2005)               5,429 Shares            $40.25                 N/A                     N/A

Month #3
(March 1, 2005 through
March 31, 2005)                 23,660 Shares            $42.16                 N/A                     N/A

Total                           46,140 Shares

           (1) This column represents common shares that were purchased by the company pursuant to:

                (a) our option plan, whereby participants exchange already owned shares to us to pay for the exercise price of an option or whereby we withhold shares upon the exercise of an option to pay the withholding taxes on behalf of the employee.

                (b) our deferred compensation plans, whereby we withhold shares upon a distribution to pay the withholding taxes on behalf of the employee.


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

     3.1 Amended Articles of Incorporation of The Lubrizol Corporation, as adopted September 23, 1991 (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K of The Lubrizol Corporation for the year ended December 31, 2004).

     3.2 Regulations of The Lubrizol Corporation, as amended effective April 27, 1992 (incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K of The Lubrizol Corporation for the year ended December 31, 2004).

     4.1 Amendment to Article Fourth of Amended Articles of Incorporation (incorporated by reference to Exhibit 4.1 of the Annual Report on Form 10-K of The Lubrizol Corporation for the year ended December 31,
          2004).

     4.2 Amended and Restated Rights Agreement between The Lubrizol Corporation and American Stock Transfer & Trust Company dated as of July 26, 1999 (incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-K of The Lubrizol Corporation for the year ended December 31,
          2004).

     10.1* The Lubrizol Corporation Annual Incentive Pay Award Letter
          (incorporated by reference to Exhibit 10.1 of the Form 8-K of The Lubrizol Corporation filed with the SEC on February 23, 2005).

     10.2* The Lubrizol Corporation 2005 Stock Incentive Plan (As Adopted April
          25, 2005) (incorporated by reference to Exhibit 10.1 of the Form 8-K/A of The Lubrizol Corporation filed with the SEC on April 26, 2005).

     10.3* Bonus Awards for Executive Officers (incorporated by reference to
          Form 8-K of The Lubrizol Corporation filed with the SEC on March 8,
          2005).

     10.4* The Lubrizol Corporation 2005 Deferred Compensation Plan for Officers
          (As Amended) (incorporated by reference to Exhibit 10.2 of the Form 8-K/A of The Lubrizol Corporation filed with the SEC on April 26,
          2005).

     10.5 Amended and Restated Credit Agreement dated as of March 29, 2005 among The Lubrizol Corporation, the Initial Lenders named therein, Citicorp North America, Inc., as administrative agent, and Citigroup Global Markets, Inc., as arranger and syndication agent.

     31.1 Rule 13a-14(a) Certification of the Chief Executive Office, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of the Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act.

*    Indicates management contract or compensatory plan or arrangement.

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE LUBRIZOL CORPORATION


                                    /s/ W. Scott Emerick
                                    --------------------------------------------
                                    W. Scott Emerick
                                    Chief Accounting Officer and Duly Authorized
                                    Signatory of The Lubrizol Corporation

Date: May 5, 2005