Form 10-Q
period 2005-06-30
LUBRIZOL CORP
filed 2005-08-04
CIK 60751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑    No ☐
Number of the registrant’s common shares, without par value, outstanding as of July 31, 2005: 67,885,976

THE LUBRIZOL CORPORATION
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE LUBRIZOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions except per share data)	2005	2004	2005	2004

Net sales	$1,066.0	$720.2	$2,036.1	$1,298.1
Royalties and other revenues	0.6	1.3	1.6	2.1

Total revenues	1,066.6	721.5	2,037.7	1,300.2

Cost of sales	795.1	529.5	1,512.2	955.8
Selling and administrative expenses	94.3	70.2	187.3	122.0
Research, testing and development expenses	50.9	45.5	101.4	86.3
Amortization of intangible assets	6.1	4.5	12.7	6.4
Write-off of acquired in-process research and development	—	35.0	—	35.0
Restructuring charges	5.4	8.0	11.5	8.0

Total costs and expenses	951.8	692.7	1,825.1	1,213.5

Other income (expense) – net	0.7	(1.9)	1.4	2.4
Interest income	1.9	1.0	3.7	1.9
Interest expense	(26.8)	(18.1)	(53.1)	(24.3)

Income before income taxes	90.6	9.8	164.6	66.7
Provision for income taxes	30.5	5.9	56.0	25.2

Net income	$60.1	$3.9	$108.6	$41.5

Net income per share, basic	$0.88	$0.08	$1.60	$0.80

Net income per share, diluted	$0.87	$0.08	$1.59	$0.80

Dividends per share	$0.26	$0.26	$0.52	$0.52

Weighted-average common shares outstanding	68.0	51.9	67.7	51.8
Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in millions except per share data)	2005	2004

ASSETS
Cash and short-term investments	$279.0	$335.9
Receivables – net	641.1	582.8
Inventories	559.1	568.7
Other current assets	106.8	110.6

Total current assets	1,586.0	1,598.0

Property and equipment – at cost	2,596.0	2,731.3
Less accumulated depreciation	1,391.9	1,413.4

Property and equipment – net	1,204.1	1,317.9

Goodwill	1,147.9	1,153.8
Intangible assets – net	419.3	437.1
Investments in non-consolidated companies	7.3	7.4
Other assets	48.4	52.1

TOTAL	$4,413.0	$4,566.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$4.3	$8.2
Accounts payable	302.9	339.6
Accrued expenses and other current liabilities	299.9	309.5

Total current liabilities	607.1	657.3

Long-term debt	1,836.5	1,964.1
Postretirement health-care obligations	106.5	106.4
Noncurrent liabilities	185.1	170.7
Deferred income taxes	75.5	90.7

Total liabilities	2,810.7	2,989.2

Minority interest in consolidated companies	52.3	53.6
Contingencies and commitments
Shareholders’ equity:
Preferred stock without par value – authorized and unissued:
Serial preferred stock – 2,000,000 shares	—	—
Serial preference shares – 25,000,000 shares	—	—
Common shares without par value:
Authorized 120,000,000 shares Outstanding - 67,819,761 shares as of June 30, 2005 after deducting 18,376,133 treasury shares, 66,778,865 shares as of December 31, 2004 after deducting 19,417,029 treasury shares	651.6	610.6
Retained earnings	988.4	897.4
Accumulated other comprehensive (loss) income	(90.0)	15.5

Total shareholders’ equity	1,550.0	1,523.5

TOTAL	$4,413.0	$4,566.3

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
	Ended June 30,
(in millions of dollars)	2005	2004

Cash provided by (used for):
Operating activities:
Net income	$108.6	$41.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	91.7	60.9
Write-off of acquired in-process research and development	—	35.0
Deferred income taxes	3.9	1.2
Restructuring charges	5.1	1.6
Change in current assets and liabilities, net of acquisitions:
Receivables	(88.0)	(77.0)
Inventories	(8.4)	(1.8)
Accounts payable, accrued expenses and other current liabilities	(3.5)	19.9
Other current assets	7.4	(2.1)
Other items – net	23.8	17.0

Total operating activities	140.6	96.2
Investing activities:
Capital expenditures	(58.6)	(42.2)
Acquisitions – net of cash received and liabilities assumed	—	(960.7)
Other items – net	3.2	—

Total investing activities	(55.4)	(1,002.9)
Financing activities:
Changes in short-term debt – net	(3.7)	1,800.1
Repayments of long-term debt	(125.0)	(934.9)
Long-term borrowings	—	25.0
Dividends paid	(35.0)	(26.8)
Proceeds from the exercise of stock options	37.4	5.5

Total financing activities	(126.3)	868.9
Effect of exchange rate changes on cash	(15.8)	6.4

Net decrease in cash and short-term investments	(56.9)	(31.4)
Cash and short-term investments at beginning of period	335.9	258.7

Cash and short-term investments at end of period	$279.0	$227.3

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals unless otherwise noted) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
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
2. Significant Accounting Policies
Net Income Per Share
Net income per share is computed by dividing net income by the weighted-average common shares outstanding during the period, including contingently issuable shares. Net income per diluted share includes the dilutive effect resulting from outstanding stock options and stock awards. Per share amounts are computed as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions except per share data)	2005	2004	2005	2004
Numerator:
Net income	$60.1	$3.9	$108.6	$41.5

Denominator:
Weighted-average common shares outstanding	68.0	51.9	67.7	51.8
Dilutive effect of stock options and awards	0.7	0.3	0.8	0.3

Denominator for net income per share, diluted	68.7	52.2	68.5	52.1

Net income per share, basic	$0.88	$0.08	$1.60	$0.80

Net income per share, diluted	$0.87	$0.08	$1.59	$0.80

Weighted-average shares issuable upon the exercise of stock options that were excluded from the diluted earnings per share calculations because they were antidilutive for the three and six months ended June 30, 2004 were 1.7 million and 1.8 million, respectively.
Stock-Based Compensation
The company has elected the intrinsic value method to account for stock-based employee compensation. The following table shows the pro forma effect on net income per share if the company had applied the fair value recognition provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions of dollars except per share data)	2005	2004	2005	2004
Reported net income	$60.1	$3.9	$108.6	$41.5
Plus: stock-based employee compensation (net of tax) included in net income	1.4	0.8	2.8	0.9
Less: stock-based employee compensation (net of tax) using the fair value method	(1.3)	(1.6)	(3.5)	(2.6)

Pro forma net income	$60.2	$3.1	$107.9	$39.8

Reported net income per share, basic	$0.88	$0.08	$1.60	$0.80

Pro forma net income per share, basic	$0.88	$0.06	$1.59	$0.77

Reported net income per share, diluted	$0.87	$0.08	$1.59	$0.80

Pro forma net income per share, diluted	$0.87	$0.06	$1.58	$0.77

New Accounting Standards
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This standard establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Board (APB) Opinion No. 20 and SFAS No. 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. The company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.
In March 2005, the FASB issued Interpretation (FIN) No. 47, “Accounting for Conditional Asset-Retirement Obligations.” This standard codifies SFAS No. 143, “Asset-Retirement Obligations,” and states that companies must recognize a liability for the fair value of a legal obligation to perform asset-retirement obligations that are conditional on a future event if the amount can be reasonably estimated. Specifically, FIN No. 47 provides additional guidance on whether the fair value is reasonably estimable. FIN No. 47 is effective for the company starting January 1, 2006. The company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This standard will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This standard replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and applies to all awards granted, modified, repurchased or cancelled after July 1, 2005. In April 2005, the Securities and Exchange Commission (SEC) amended the compliance date of SFAS No. 123(R) through an amendment of Regulation S-X. The new effective date for the company is January 1, 2006. The company currently is evaluating the provisions of this standard to determine the impact on its consolidated financial statements. It is, however, expected to reduce consolidated net income.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This standard amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair-value measurement for nonmonetary exchanges of similar productive assets. This standard replaces this exception with a general exception from fair-value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for all nonmonetary asset exchanges completed by the company starting January 1, 2006. The company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting January 1, 2006. The company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.
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
3. Acquisitions and Pro Forma Financial Information
On June 3, 2004, the company completed the acquisition of Noveon International, Inc. (Noveon International) for cash of $920.2 million (inclusive of $32.9 million in certain seller expenses) plus transaction costs of $11.4 million and less cash acquired of $103.0 million. In addition, the company assumed $1,103.1 million of long-term indebtedness from Noveon International. With the acquisition of Noveon International, the company has accelerated its program to attain a substantial presence in the personal care and coatings markets by adding a number of higher-growth, industry-leading products under highly recognizable brand names, including Carbopol®, to the company’s portfolio of lubricant and fuel additives and consumer products. Additionally, Noveon International has a number of industry-leading specialty materials businesses, including TempRite® chlorinated polyvinyl chloride and Estane® thermoplastic polyurethane.
The acquisition and related costs were financed initially with the proceeds of a $2,450.0 million 364-day bridge credit facility. Shortly after the acquisition, the company repaid substantially all of the assumed long-term debt of Noveon International with proceeds of the temporary bridge loan. In addition, the temporary bridge loan was repaid in full in September 2004 with the proceeds from the permanent financing obtained by the issuance of senior notes, debentures, bank term loans and equity.
The consolidated balance sheets as of June 30, 2005 and December 31, 2004 reflect the acquisition of Noveon International under the purchase method of accounting. The company recorded the various assets acquired and liabilities assumed, primarily working capital accounts, of Noveon International at their estimated fair values determined as of the acquisition date. Actuarial valuations were completed for the projected pension and other post-employment benefit obligations and were reflected in the purchase price allocation. Appraisals of long-lived assets and identifiable intangible assets, including an evaluation of in-process research and development (IPR&D) projects, were also obtained. Through June 2005, the company was still finalizing certain aspects of the purchase price

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005
allocation primarily surrounding the valuation of the property, plant and equipment and the deferred tax accounts. In connection with the acquisition of Noveon International, the company has targeted non-core businesses with total revenues of approximately $500.0 million for disposition. This plan was contemplated at the time of acquisition and plan activities have been underway since the fourth quarter of 2004. In addition, through June 2005, the company was still in the process of finalizing its reconciliation of the underlying fixed-asset records to the respective appraisals. As a result of both of these efforts, in the six months ended June 30, 2005, the company reduced the amount allocated to property, plant and equipment by $55.2 million since December 31, 2004. Depreciation expense for the three and six months ended June 30, 2005 included a related adjustment of $1.1 million and $2.3 million, respectively, representing the change in depreciation expense associated with the change in the estimated fair values assigned to property, plant and equipment. In addition, the deferred tax accounts were adjusted in June 2005 resulting in a decrease of $17.7 million to the net deferred tax liabilities since December 31, 2004. The goodwill associated with the transaction increased by $33.7 million in the six months ended June 30, 2005 representing the net impact of all adjustments recorded. The allocation of the purchase price was complete as of June 30, 2005 and the related actuarial valuations and appraisals obtained have been finalized.
The purchase price included the estimated fair value of IPR&D projects totaling $34.0 million that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. As a result, the full amount allocated to IPR&D was expensed in 2004. The amount charged to expense in the second quarter of 2004 was $35.0 million. This amount was subsequently adjusted to $34.0 million in the second half of 2004. There have been no changes to the valuation of IPR&D in 2005. The inventory step-up to fair value totaled $24.2 million, of which $4.9 million was expensed in the second quarter of 2004. As the remaining step-up relates to inventories accounted for on the LIFO method of accounting, the company does not anticipate that additional amounts of step-up will be expensed in the near term.
The adjusted fair value of the assets acquired and liabilities assumed in connection with the Noveon International acquisition was as follows as of June 30, 2005:

Fair Value of Net
(in millions of dollars)	Assets Acquired
Receivables	$191.5
Inventories	180.5
Other current assets	47.4
Property and equipment	559.6
Goodwill	863.8
Intangible assets	379.1
Other non-current assets	18.2

Total assets	2,240.1

Accounts payable	129.4
Accrued expenses	107.2
Current and long-term debt	1,103.1
Noncurrent liabilities	71.8

Total liabilities	1,411.5

Increase in net assets from acquisition	$828.6

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005
The company’s operating results for the three and six months ended June 30, 2004 only include revenues and expenses of Noveon International since June 3, 2004, the date of acquisition.
The following unaudited pro forma operating data is presented for the three and six months ended June 30, 2004 as if the Noveon International acquisition had been completed at the beginning of each of the periods presented below in the table. The pro forma data gives effect to actual operating results prior to the acquisition. Adjustments to cost of sales for the inventory step-up charge, fixed asset depreciation, intangible asset amortization, the write-off of acquired IPR&D, interest expense and income taxes related to the acquisition are reflected in the pro forma data. In addition, the company assumed that the bridge loan obtained at the time of the transaction closing was not replaced with the permanent long-term financing consisting of both debt and equity until the end of the fourth month in the period presented. These pro forma amounts do not purport to be indicative of the results that actually would have been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

	Three Months	Six Months
	Ended	Ended
(in millions of dollars except per share data)	June 30, 2004	June 30, 2004
Total revenues	$939.0	$1,837.8

Net income	$15.0	$59.7

Net income per share, basic	$0.29	$1.06

Net income per share, diluted	$0.29	$1.05

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
4. Inventory
The company’s inventory was comprised of the following as of June 30, 2005 and December 31, 2004:

	June 30,	December 31,
(in millions of dollars)	2005	2004
Finished products	$305.9	$311.2
Products in process	86.6	75.9
Raw materials	138.3	153.1
Supplies and engine test parts	28.3	28.5

Total inventory	$559.1	$568.7

5. Goodwill and Intangible Assets
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

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005
The following table shows the components of the company’s identifiable intangible assets as of June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(in millions of dollars)	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists	$153.2	$11.3	$151.9	$6.4
Technology	144.4	30.5	144.4	25.4
Trademarks	24.5	3.3	24.4	2.3
Patents	12.4	2.0	13.2	1.5
Land-use rights	7.1	0.9	7.1	0.8
Non-compete agreements	8.9	4.8	8.9	3.8
Other	5.6	0.6	11.3	0.9

Total amortized intangible assets	356.1	53.4	361.2	41.1

Non-amortized trademarks	116.6	—	117.0	—

Total	$472.7	$53.4	$478.2	$41.1

Annual intangible amortization expense for the next five years will approximate $25.6 million for 2005, $25.4 million in 2006, $23.9 million in 2007, $22.4 million in 2008 and $20.6 million in 2009.
The carrying amount of goodwill by reporting segment as of June 30, 2005 is as follows:

	Lubricant	Specialty
(in millions of dollars)	Additives	Chemicals	Total
Balance, January 1, 2005	$100.9	$1,052.9	$1,153.8
Goodwill adjustments	—	33.7	33.7
Foreign currency translation adjustments	(2.2)	(37.4)	(39.6)

Balance, June 30, 2005	$98.7	$1,049.2	$1,147.9

The adjustment to goodwill recorded in 2005 relates to the Noveon International purchase accounting.
Goodwill is tested for impairment at the reporting unit level annually as of October 1 of each year or if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
6. Comprehensive Income
Total comprehensive income for the three and six months ended June 30, 2005 and 2004 was comprised of the following:

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions of dollars)	2005	2004	2005	2004
Net income	$60.1	$3.9	$108.6	$41.5
Foreign currency translation adjustment	(58.4)	(5.0)	(107.1)	(7.8)
Pension plan minimum liability	—	—	—	0.3
Unrealized gains (losses) - natural gas hedges	(0.5)	—	0.2	0.2
Unrealized gains - interest rate swaps	—	1.7	—	2.1
Amortization of treasury rate locks	0.8	(8.0)	1.4	(8.0)

Total comprehensive income (loss)	$2.0	$(7.4)	$3.1	$28.3

7. Segment Reporting
The company is organized into two operating and reporting segments: Lubricant Additives and Specialty Chemicals. The Lubricant Additives segment, also referred to as Lubrizol Additives, represented 58% and 56% of the company’s consolidated revenues for the three and six months ended June 30, 2005, respectively, and is comprised of the company’s businesses in fluid technologies for transportation, advanced fluid systems, emulsified products and the industrial additives product group. The Specialty Chemicals segment, also referred to as the Noveon segment, represented 42% and 44% of the company’s consolidated revenues for the three and six months ended June 30, 2005, respectively, and is comprised of the businesses of the acquired Noveon International and the former performance chemicals group of the company.
Lubricant Additives consists of three product lines: engine additives; specialty driveline and industrial oil additives; and services and equipment. Engine additives is comprised of additives for lubricating engine oils, such as for gasoline, diesel, marine and stationary gas engines and additive components, and additives for fuel products and refinery and oil field chemicals. In addition, this product line sells additive components and viscosity improvers within its lubricant and fuel additives product areas. Specialty driveline and industrial oil additives is comprised of additives for driveline oils, such as automatic transmission fluids, gear oils and tractor lubricants and industrial oil additives, such as additives for hydraulic, grease and metalworking fluids, as well as compressor lubricants. Services and equipment is comprised of fluid metering devices, particulate emission trap devices, FluiPak® sensor systems and outsourcing strategies for supply chain and knowledge center management. Lubricant Additives product lines are produced generally in company-owned shared manufacturing facilities and sold largely to a common customer base.
The Specialty Chemicals segment consists of consumer specialties, specialty materials and performance coatings product lines. The consumer specialties product line is characterized by global production of acrylic thickeners, specialty monomers, film formers, fixatives, emollients, silicones, surfactants, botanicals, active pharmaceutical ingredients and intermediates, process chemicals, benzoate preservatives, fragrances, defoamers, synthetic food and technical dyes, rubber and lubricant antioxidants and rubber accelerators. The company markets products in the consumer specialties product line to the following primary end-use industries: personal care, pharmaceuticals, textiles, food and beverage, automotive and aerospace. The consumer specialties products are sold to customers worldwide and these customers include major manufacturers of cosmetics, personal care products, water soluble polymers, household products, soft drinks and food products and major manufacturers in the automotive and aerospace industries. The specialty materials product line is characterized by products such as chlorinated polyvinyl chloride (CPVC) resins and compounds and is also a producer of thermoplastic polyurethane (TPU) and cross-linked polyethylene compounds (PEX). The company markets products of specialty materials through the primary product category of specialty plastics. Specialty materials products are sold to a diverse customer base comprised of major

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005
manufacturers in the construction, automotive, telecommunications, electronics and recreation industries. The performance coatings product line includes high-performance polymers for specialty paper, printing and packaging, industrial and architectural specialty coatings and textile applications. The company markets the performance coatings products through the primary product categories of performance polymers and coatings and textile performance chemicals. Performance coatings products serve major companies in the specialty paper, printing and packaging, paint and coatings, and textile industries.
The company primarily evaluates performance and allocates resources based on segment operating income, defined as revenues less expenses identifiable to the product lines included within each segment, as well as projected future returns. Segment operating income will reconcile to consolidated income before tax by deducting corporate expenses and corporate other income (expense) that are not directly attributable to the operating segments, the write-off of acquired IPR&D, restructuring charges and net interest expense.
The following table presents a summary of the results of the company’s reportable segments for the three and six months ended June 30, 2005 and 2004:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions of dollars)	2005	2004	2005	2004
Revenues from external customers:
Lubricant Additives	$619.9	$522.8	$1,144.5	$1,014.7
Specialty Chemicals	446.7	198.7	893.2	285.5

Total revenues	$1,066.6	$721.5	$2,037.7	$1,300.2

Segment operating income:
Lubricant Additives	$85.2	$72.8	$154.0	$135.5
Specialty Chemicals	51.4	11.4	103.0	16.4

Segment operating income	136.6	84.2	257.0	151.9

Corporate expenses	(15.8)	(12.3)	(30.8)	(21.6)
Corporate other income (expense)	0.1	(2.0)	(0.7)	1.8
Write-off of acquired IPR&D	—	(35.0)	—	(35.0)
Restructuring charges	(5.4)	(8.0)	(11.5)	(8.0)
Interest expense – net	(24.9)	(17.1)	(49.4)	(22.4)

Income before income taxes	$90.6	$9.8	$164.6	$66.7

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005
The company’s total assets by segment were as follows:

	June 30,	December 31,
(in millions of dollars)	2005	2004
Segment total assets:
Lubricant Additives	$1,223.8	$1,337.1
Specialty Chemicals	2,749.2	2,733.3

Total segment assets	3,973.0	4,070.4

Corporate assets	440.0	495.9

Total consolidated assets	$4,413.0	$4,566.3

8. Pension and Postretirement Benefits
The components of net periodic pension cost and postretirement benefits costs consist of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions of dollars)	2005	2004	2005	2004
Pension benefits:
Service cost - benefits earned during period	$7.2	$5.2	$14.2	$8.7
Interest cost on projected benefit obligation	8.1	8.1	15.9	12.9
Expected return on plan assets	(6.7)	(7.9)	(13.5)	(13.2)
Amortization of prior service costs	0.6	0.6	1.1	1.0
Amortization of initial net asset obligation	—	(0.2)	0.1	(0.4)
Recognized net actuarial loss	1.5	1.5	2.7	1.8

Net periodic benefit cost	$10.7	$7.3	$20.5	$10.8

Other benefits:
Service cost - benefits earned during period	$0.2	$0.7	$0.9	$1.3
Interest cost on projected benefit obligation	1.1	1.8	2.9	3.5
Amortization of prior service costs	(2.2)	(1.5)	(3.8)	(3.1)
Recognized net actuarial loss	0.4	0.6	1.0	1.3

Net periodic benefit (income) cost	$(0.5)	$1.6	$1.0	$3.0

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005
Expected employer contributions worldwide for pension benefits in 2005 approximate $31.9 million for the qualified plans, of which $11.3 million was paid in the six months ended June 30, 2005. The portion of the 2005 total expected contributions attributable to the U.S. qualified pension plans is $17.7 million, of which $3.1 million was paid in the six months ended June 30, 2005. The non-qualified pension plans and postretirement benefit plans are unfunded. As a result, the 2005 expected contributions to these plans of $2.1 million and $4.7 million, respectively, represent actuarial estimates of future assumed payments based on historic retirement and payment patterns as well as medical trend rates and historical claim information, as appropriate.
As part of the Noveon International integration efforts to provide consistent benefits, the company communicated to employees in May 2005 changes to the benefits structure of certain of its U.S. pension and postretirement benefit plans. This communication triggered a remeasurement of the related benefit obligations and net periodic benefit cost in 2005 for both the legacy Noveon International U.S. pension plans as well as for the U.S. postretirement benefit plan. As a result of the second quarter remeasurement date, the discount rate for the legacy Noveon International U.S. pension plans was reduced by 25 basis points to 5.75%. In addition, the discount rate for the U.S. postretirement benefit plan was reduced by 50 basis points to 5.75%. The net impact of the above changes reduced our aggregate net periodic pension and postretirement benefit cost by $0.9 million in the three and six months ended June 30, 2005. The annual savings projected for 2005 are estimated at approximately $3.5 million and the annualized savings are estimated to be approximately $5.3 million.
9. Restructuring Charges
In the three and six months ended June 30, 2005, the company recorded aggregate restructuring charges of $5.4 million and $11.5 million, respectively, primarily related to the phase-out of manufacturing facilities in both the Lubricant Additives and Specialty Chemicals segments as well as other workforce reductions.
The following table shows the reconciliation of the restructuring liability since December 31, 2004 by major restructuring activity:

	Liability				Liability
	December 31,	Restructuring		Asset	June 30,
(in millions of dollars)	2004	Charges	Cash Paid	Impairments	2005
Performance coatings plant closures and workforce reductions	$—	$7.1	$(1.0)	$(4.4)	$1.7
Bromborough, United Kingdom closure	—	3.4	(0.6)	(0.7)	2.1
Corporate workforce reductions	2.7	0.7	(2.7)	—	0.7
Noveon International restructuring liabilities assumed	6.1	0.3	(4.3)	—	2.1

	$8.8	$11.5	$(8.6)	$(5.1)	$6.6

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005
In May 2005, the company announced the reorganization of the Specialty Chemicals performance coatings product line. This product line includes businesses acquired from Noveon International as well as businesses included in the company’s legacy operations. In connection with the reorganization, management eliminated 14 positions in North America and Europe. These reductions were completed by June 30, 2005 and resulted in a severance-related charge of $1.1 million recorded in the three and six months ended June 30, 2005.
In the first quarter of 2005, management made the decision and announced the future closure of two Specialty Chemicals performance coatings production facilities in the United States. The aggregate restructuring charge recorded for these closures for the three months ended June 30, 2005 was $1.1 million, comprised of $0.5 million in exit costs and $0.6 million in severance costs. The aggregate restructuring charge recorded for these closures for the six months ended June 30, 2005 was $6.0 million, comprised of $4.4 million in asset impairments, $0.9 million in exit costs and $0.7 million in severance costs. The company estimates it will incur cumulative severance costs of approximately $2.1 million relating to these closures. An impairment charge for both plants was recorded in the first quarter of 2005 to reflect the related assets at their estimated fair values. The estimated fair value of the assets primarily was determined from third-party appraisals. Production for these sites will be transferred to other facilities in the United States. The facility in Mountaintop, Pennsylvania is scheduled to close in the third quarter of 2005. The facility in Linden, New Jersey is scheduled to close in the second quarter of 2006. These closures will result in a workforce reduction of 62 employees by the second quarter of 2006.
In December 2004, management made the decision to close the Lubricant Additives manufacturing facility in Bromborough, United Kingdom. The company announced this decision in January 2005. The company determined, as of December 31, 2004, that an impairment of certain of the facility’s long-lived assets had been triggered by this decision in the fourth quarter of 2004. As a result, a $17.0 million impairment charge was recorded in December 2004 to reflect the related assets at their estimated fair values. The estimated fair value of the assets was determined using a discounted cash flow model. Production phase-out of this site is planned to begin in the third quarter of 2005 and is expected to be completed by late 2006. During this phase-out, United Kingdom production will be transferred to facilities in France and the United States. Approximately 69 employees will be impacted by this closure. The aggregate restructuring charge recorded for this closure for the three months ended June 30, 2005 was $2.5 million, comprised of $0.7 million in asset impairments, $0.3 million in exit costs and $1.5 million in severance costs. The aggregate restructuring charge recorded for this closure for the six months ended June 30, 2005 was $3.4 million, comprised of $0.7 million in asset impairments, $0.5 million in exit costs and $2.2 million in severance costs. The company currently anticipates that pre-tax charges for cash expenditures of approximately $13.5 million to $15.5 million will be incurred in 2005 through 2007 to satisfy severance and retention obligations, plant dismantling, site restoration and other site environmental evaluation costs and lease-related costs, including the $2.7 million recorded through June 30, 2005.
In June 2004, the company eliminated more than 100 positions, primarily affecting technical and commercial employees located at the Wickliffe, Ohio headquarters. Most of these workforce reductions were related to the restructuring following the acquisition of Noveon International. These reductions were completed by December 31, 2004. In the three months ended June 30, 2005, the company began a process of identifying further opportunities to increase efficiency and productivity, reduce costs and support the company’s integration strategy of the Noveon International acquisition. As a result, the company reduced headcount in the general and administrative area of its headquarters’ offices in Ohio. Through these restructuring efforts, the company eliminated seven positions resulting in a severance-related charge of $0.7 million. All of the affected employees had left their positions by June 30, 2005 and the remaining personnel-related costs are expected to be paid by 2006. The company continues to evaluate other opportunities to integrate general and administrative functions. As such opportunities are identified in future periods, the company expects further restructuring charges.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005
The company assumed a restructuring liability of $7.2 million in 2004 relating to the legacy operations of Noveon International. This liability was $6.1 million at December 31, 2004 and $2.1 million at June 30, 2005.
The charges for these cost reduction initiatives are reported as a separate line item in the consolidated income statements, entitled “Restructuring charges” and are included in the “Total cost and expenses” subtotal on the consolidated income statements.
10. Debt
On March 29, 2005, the company amended and restated its five-year unsecured bank credit agreement to reduce the credit spread that is paid on the outstanding $500.0 million term loans. Based on the company’s current unsecured senior debt ratings from Standard and Poor’s and Moody’s Investors Services, the credit spread on the term loans was reduced by 50 basis points. No other terms or conditions of the agreement were modified.
In the three months ended June 30, 2005, the company repaid $125.0 million against the bank term loan. The balance outstanding at June 30, 2005 under the term-loan arrangement was $375.0 million. In July 2005, the company repaid an additional $25.0 million against the bank term loan to reduce the remaining outstanding balance to $350.0 million.
11. Shareholders’ Equity
The following table summarizes the changes in shareholders’ equity since December 31, 2004:

		Shareholders’ Equity
				Accumulated
	Number of			Other
	Shares	Common	Retained	Comprehensive
	Outstanding	Shares	Earnings	Income (Loss)	Total
(in millions)
Balance, January 1, 2005	66.8	$610.6	$897.4	$15.5	$1,523.5
Comprehensive income:
Net income			108.6	—	108.6
Other comprehensive loss			—	(105.5)	(105.5)

Comprehensive income					3.1
Dividends declared			(17.6)	—	(17.6)
Deferred stock compensation		4.7	—	—	4.7
Common shares — treasury:
Shares issued upon exercise of stock options and awards	1.0	36.3	—	—	36.3

Balance, June 30, 2005	67.8	$651.6	988.4	$(90.0)	$1,550.0

12. Contingencies
The company has numerous purchase commitments for materials, supplies and energy in the ordinary course of business. The company has numerous sales commitments for product supply contracts in the ordinary course of business.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005
General
On May 13, 2005, the company was named in a suit alleging patent infringement. The suit is pending in federal court in Norfolk, Virginia and pertains to some of the company’s additives for automatic transmission fluids sold by the Lubricant Additives segment. The company is contesting the suit vigorously and neither the company nor its counsel believes that an unfavorable outcome is probable.
In addition, there are pending or threatened claims, lawsuits and administrative proceedings against the company or its subsidiaries, all arising from the ordinary course of business with respect to commercial, product liability and environmental matters, which seek remedies or damages. The company believes that any liability that may finally be determined with respect to commercial and product liability claims should not have a material adverse effect on the company’s consolidated financial position, results of operations or cash flows. From time to time, the company is also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.
Environmental
The company’s environmental engineers and consultants review and monitor environmental issues at operating facilities and, where appropriate, the company initiates corrective and/or preventive environmental projects to ensure environmental compliance and safe and lawful activities at its current operations. The company also conducts compliance and management systems audits.
The company and its subsidiaries are generators of both hazardous and non-hazardous wastes, the treatment, storage, transportation and disposal of which are regulated by various laws and governmental regulations. These laws and regulations generally impose liability for costs to investigate and remediate contamination without regard to fault and, under certain circumstances, liability may be joint and several resulting in one party being held responsible for the entire obligation. Liability may also include damages to natural resources. Although the company believes past operations were in substantial compliance with the then-applicable regulations, either the company or the predecessor of Noveon International, the Performance Materials Segment of Goodrich Corporation (Goodrich), has been designated under a country’s laws and/or regulations as a potentially responsible party (PRP) in connection with several sites including both third party sites and/or current operating facilities.
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
The company’s environmental reserves, measured on an undiscounted basis, totaled $28.5 million at June 30, 2005 and $26.4 million at December 31, 2004. Of these amounts, $4.1 million and $4.5 million were included in accrued expenses and other current liabilities at June 30, 2005 and December 31, 2004, respectively. The company’s June 30, 2005 balance sheet includes liabilities, measured on an undiscounted basis, of $17.8 million to cover future environmental expenditures for Noveon International sites either payable by Noveon International or indemnifiable by Goodrich. Accordingly, the current portion of the Noveon International environmental obligations of $0.7 million is recorded in accrued expenses and other current liabilities and $0.4 million of the recovery due from Goodrich is

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005
recorded in receivables. Non-current Noveon International liabilities include $17.1 million and other assets include $2.6 million reflecting the recovery due from Goodrich.
Goodrich provided Noveon International with an indemnity for various environmental liabilities. The company estimates Goodrich’s share of such currently identified liabilities under the indemnity, which extends through February 2011, to be approximately $3.0 million. There are specific environmental contingencies for company-owned sites for which third parties such as past owners and/or operators are the named PRPs and also for which the company is indemnified by Goodrich. Goodrich is currently indemnifying Noveon International for several environmental remediation projects. Goodrich’s share of all of these liabilities may increase to the extent such third parties fail to honor their obligations through February 2011.
The company believes that its environmental accruals are adequate based on currently available information. The company believes that it is reasonably possible that $3.9 million in additional costs may be incurred at certain locations beyond the amounts accrued as a result of new information, newly discovered conditions, changes in remediation standards or technologies or a change in the law. Additionally, as the indemnification from Goodrich extends through February 2011, changes in assumptions regarding when costs will be incurred may result in additional expenses to the company. Additional costs in excess of $3.9 million cannot currently be estimated.
13. Guarantor and Non-Guarantor Subsidiary Information
The repayment of the unsecured senior notes, debentures and bank term loans is unconditionally guaranteed on a joint and several basis by the company and its direct and indirect, wholly owned, domestic subsidiaries. The following supplemental condensed consolidating financial information presents the company’s statements of income for the three and six months ended June 30, 2005 and 2004, its balance sheets as of June 30, 2005 and December 31, 2004 and its statements of cash flow for the six months ended June 30, 2005 and 2004. The elimination of intercompany profit in inventory as of the respective balance sheet date is reflected in the eliminations columns of the condensed consolidating financial information.

	Condensed Consolidating Statement of Income
	Three Months Ended June 30, 2005
	Parent	Subsidiary	Other		Total
(in millions of dollars)	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$355.8	$329.7	$531.2	$(150.7)	$1,066.0
Royalties and other revenues	0.5	0.1	—	—	0.6

Total revenues	356.3	329.8	531.2	(150.7)	1,066.6

Cost of sales	279.4	254.0	412.4	(150.7)	795.1
Selling and administrative expenses	36.7	33.4	24.2	—	94.3
Research, testing and development expenses	22.8	10.3	17.8	—	50.9
Amortization of intangible assets	0.8	4.1	1.2	—	6.1
Restructuring charges	1.0	1.0	3.4	—	5.4

Total costs and expenses	340.7	302.8	459.0	(150.7)	951.8

Other income (expense) - net	6.6	2.9	(7.4)	(1.4)	0.7
Interest income (expense) - net	(26.0)	(1.5)	2.6	—	(24.9)
Equity in income of subsidiaries	71.8	27.3	—	(99.1)	—

Income before income taxes	68.0	55.7	67.4	(100.5)	90.6
Provision for income taxes	7.9	11.1	11.5	—	30.5

Net income	$60.1	$44.6	$55.9	$(100.5)	$60.1

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005

	Condensed Consolidating Statement of Income
	Six Months Ended June 30, 2005
	Parent	Subsidiary	Other		Total
(in millions of dollars)	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$661.8	$660.1	$1,009.4	$(295.2)	$2,036.1
Royalties and other revenues	1.3	0.2	0.1	—	1.6

Total revenues	663.1	660.3	1,009.5	(295.2)	2,037.7

Cost of sales	522.3	513.1	772.0	(295.2)	1,512.2
Selling and administrative expenses	73.2	59.3	54.8	—	187.3
Research, testing and development expenses	46.1	20.1	35.2	—	101.4
Amortization of intangible assets	1.5	8.1	3.1	—	12.7
Restructuring charges	4.7	2.6	4.2	—	11.5

Total costs and expenses	647.8	603.2	869.3	(295.2)	1,825.1

Other income (expense) – net	14.4	6.8	(18.3)	(1.5)	1.4
Interest income (expense) - net	(52.1)	(0.9)	3.6	—	(49.4)
Equity in income of subsidiaries	131.9	45.2	—	(177.1)	—

Income before income taxes	109.5	108.2	125.5	(178.6)	164.6
Provision for income taxes	0.9	22.7	32.4	—	56.0

Net income	$108.6	$85.5	$93.1	$(178.6)	$108.6

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005

	Condensed Consolidating Statement of Income
	Three Months Ended June 30, 2004
	Parent	Subsidiary	Other		Total
(in millions of dollars)	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$319.0	$135.8	$368.7	$(103.3)	$720.2
Royalties and other revenues	0.9	0.4	—	—	1.3

Total revenues	319.9	136.2	368.7	(103.3)	721.5

Cost of sales	234.9	108.7	289.2	(103.3)	529.5
Selling and administrative expenses	40.2	10.8	19.2	—	70.2
Research, testing and development expenses	27.7	5.6	12.2	—	45.5
Amortization of intangible assets	0.5	3.0	1.0	—	4.5
Write-off of acquired in-process research and development	—	35.0	—	—	35.0
Restructuring charges	5.7	0.6	1.7	—	8.0

Total costs and expenses	309.0	163.7	323.3	(103.3)	692.7

Other income (expense) – net	7.0	3.7	(11.7)	(0.9)	(1.9)
Interest income (expense) – net	(14.0)	(3.3)	0.2	—	(17.1)
Equity in income of subsidiaries	1.4	6.8	—	(8.2)	—

Income (loss) before income taxes	5.3	(20.3)	33.9	(9.1)	9.8
Provision for (benefit from) income taxes	1.5	(3.8)	8.2	—	5.9

Net income (loss)	$3.8	$(16.5)	$25.7	$(9.1)	$3.9

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005

	Condensed Consolidating Statement of Income
	Six Months Ended June 30, 2004
	Parent	Subsidiary	Other		Total
(in millions of dollars)	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$615.8	$198.4	$682.1	$(198.2)	$1,298.1
Royalties and other revenues	1.6	0.4	0.1	—	2.1

Total revenues	617.4	198.8	682.2	(198.2)	1,300.2

Cost of sales	452.4	156.5	545.1	(198.2)	955.8
Selling and administrative expenses	72.8	16.6	32.6	—	122.0
Research, testing and development expenses	55.2	7.1	24.0	—	86.3
Amortization of intangible assets	1.5	3.6	1.3	—	6.4
Write-off of acquired in-process research and development	—	35.0	—	—	35.0
Restructuring charges	5.7	0.6	1.7	—	8.0

Total costs and expenses	587.6	219.4	604.7	(198.2)	1,213.5

Other income (expense) – net	19.9	6.8	(23.0)	(1.3)	2.4
Interest income (expense) – net	(19.6)	(3.3)	0.5	—	(22.4)
Equity in income of subsidiaries	21.4	8.4	—	(29.8)	—

Income (loss) before income taxes	51.5	(8.7)	55.0	(31.1)	66.7
Provision for (benifit from) income taxes	10.0	(0.2)	15.4	—	25.2

Net income (loss)	$41.5	$(8.5)	$39.6	$(31.1)	$41.5

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005

	Condensed Consolidating Balance Sheet
	June 30, 2005
	Parent	Subsidiary	Other		Total
(in millions of dollars)	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and short-term investments	$64.2	$7.8	$207.0	$—	$279.0
Receivables - net	145.0	155.1	341.0	—	641.1
Inventories	88.2	181.2	319.4	(29.7)	559.1
Other current assets	65.8	20.0	10.7	10.3	106.8

Total current assets	363.2	364.1	878.1	(19.4)	1,586.0

Property and equipment - net	391.8	456.1	356.2	—	1,204.1

Goodwill	27.1	677.3	443.5	—	1,147.9
Intangible assets – net	10.7	277.9	130.7	—	419.3
Investments in subsidiaries and intercompany balances	2,966.6	1,772.9	(249.6)	(4,489.9)	—
Investments in non-consolidated companies	5.9	1.4	—	—	7.3
Other assets	29.8	3.1	15.5	—	48.4

TOTAL	$3,795.1	$3,552.8	$1,574.4	$(4,509.3)	$4,413.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$—	$0.1	$4.2	$—	$4.3
Accounts payable	94.4	87.9	120.6	—	302.9
Accrued expenses and other current liabilities	115.1	74.4	110.4	—	299.9

Total current liabilities	209.5	162.4	235.2	—	607.1

Long-term debt	1,830.2	—	6.3	—	1,836.5
Postretirement health-care obligations	96.3	4.1	6.1	—	106.5
Noncurrent liabilities	58.3	44.3	82.5	—	185.1
Deferred income taxes	31.3	16.0	28.2	—	75.5

Total liabilities	2,225.6	226.8	358.3	—	2,810.7

Minority interest in consolidated companies	—	—	—	52.3	52.3

Total shareholders’ equity	1,569.5	3,326.0	1,216.1	(4,561.6)	1,550.0

TOTAL	$3,795.1	$3,552.8	$1,574.4	$(4,509.3)	$4,413.0

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005

	Condensed Consolidating Balance Sheet
	December 31, 2004
	Parent	Subsidiary	Other		Total
(in millions of dollars)	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and short-term investments	$40.3	$(0.1)	$295.7	$—	$335.9
Receivables - net	128.3	158.9	295.6	—	582.8
Inventories	115.7	174.3	309.6	(30.9)	568.7
Other current assets	67.7	20.7	11.6	10.6	110.6

Total current assets	352.0	353.8	912.5	(20.3)	1,598.0

Property and equipment - net	401.0	498.3	418.6	—	1,317.9

Goodwill	27.1	633.1	493.6	—	1,153.8
Intangible assets - net	11.4	286.1	139.6	—	437.1
Investments in subsidiaries and intercompany balances	3,087.0	1,625.9	(238.0)	(4,474.9)	—
Investments in non-consolidated companies	5.7	1.7	—	—	7.4
Other assets	33.6	5.5	13.0	—	52.1

TOTAL	$3,917.8	$3,404.4	$1,739.3	$(4,495.2)	$4,566.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$—	$—	$8.2	$—	$8.2
Accounts payable	118.3	99.4	121.9	—	339.6
Accrued expenses and other current liabilities	145.0	54.8	109.7	—	309.5

Total current liabilities	263.3	154.2	239.8	—	657.3

Long-term debt	1,957.2	—	6.9	—	1,964.1
Postretirement health-care obligations	96.3	3.9	6.2	—	106.4
Noncurrent liabilities	47.5	40.5	82.7	—	170.7
Deferred income taxes	16.0	41.7	33.0	—	90.7

Total liabilities	2,380.3	240.3	368.6	—	2,989.2

Minority interest in consolidated companies	—	—	—	53.6	53.6

Total shareholders’ equity	1,537.5	3,164.1	1,370.7	(4,548.8)	1,523.5

TOTAL	$3,917.8	$3,404.4	$1,739.3	$(4,495.2)	$4,566.3

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2005
	Parent	Subsidiary	Other		Total
(in millions of dollars)	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
Net income	$108.6	$85.5	$93.1	$(178.6)	$108.6
Adjustments to reconcile net income to cash provided by (used for) operating activities	16.5	38.7	(201.8)	178.6	32.0

Total operating activities	125.1	124.2	(108.7)	—	140.6

INVESTING ACTIVITIES:
Capital expenditures	(21.2)	(16.3)	(21.1)	—	(58.6)
Other items – net	(0.4)	3.4	0.2	—	3.2

Total investing activities	(21.6)	(12.9)	(20.9)	—	(55.4)

FINANCING ACTIVITIES:
Changes in short-term debt – net	—	—	(3.7)	—	(3.7)
Repayments of long-term debt	(125.0)	—	—	—	(125.0)
Dividends paid	(35.0)	—	—	—	(35.0)
Changes in intercompany activities	42.9	(100.9)	58.0	—	—
Proceeds from the exercise of stock options	37.4	—	—	—	37.4

Total financing activities	(79.7)	(100.9)	54.3	—	(126.3)

Effect of exchange rate changes on cash	—	(2.4)	(13.4)	—	(15.8)

Net increase (decrease) in cash and short-term investments	23.8	8.0	(88.7)	—	(56.9)
Cash and short-term investments at beginning of period	40.4	(0.2)	295.7	—	335.9

Cash and short-term investments at end of period	$64.2	$7.8	$207.0	$—	$279.0

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2005

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2004
	Parent	Subsidiary	Other		Total
(in millions of dollars)	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
Net income	$41.5	$(8.5)	$39.6	$(31.1)	$41.5
Adjustments to reconcile net income to cash provided by (used for) operating activities	13.2	(26.5)	36.9	31.1	54.7

Total operating activities	54.7	(35.0)	76.5	—	96.2

INVESTING ACTIVITIES:
Capital expenditures	(23.8)	(6.2)	(12.2)	—	(42.2)
Acquisitions - net of cash received and liabilities assumed	(20.3)	(827.7)	(112.7)	—	(960.7)
Other items – net	(0.1)	—	0.1	—	—

Total investing activities	(44.2)	(833.9)	(124.8)	—	(1,002.9)

FINANCING ACTIVITIES:

Changes in short-term debt – net	1,797.0	9.8	(6.7)	—	1,800.1
Repayments of long-term debt	(18.4)	(908.5)	(8.0)	—	(934.9)
Long-term borrowings	25.0	—	—	—	25.0
Dividends paid	(26.8)	—	—	—	(26.8)
Changes in intercompany activities	(1,821.0)	1,774.6	46.4	—	—
Proceeds from the exercise of stock options	5.5	—	—	—	5.5

Total financing activities	(38.7)	875.9	31.7	—	868.9

Effect of exchange rate changes on cash	6.4	0.2	(0.2)	—	6.4

Net (decrease) increase in cash and short-term investments	(21.8)	7.2	(16.8)	—	(31.4)
Cash and short-term investments at beginning of period	56.2	(1.0)	203.5	—	258.7

Cash and short-term investments at end of period	$34.4	$6.2	$186.7	$—	$227.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this quarterly report on Form 10-Q. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The following discussion contains forward-looking statements that involve risk and uncertainties. Our actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including those described under the section “Cautionary Statements for Safe Harbor Purposes” included elsewhere in this quarterly report on Form 10-Q.
OVERVIEW
We are an innovative specialty chemical company that produces and supplies technologies that improve the quality and performance of our customers’ products in the global transportation, industrial and consumer markets. Our business is founded on technological leadership. Innovation provides opportunities for us in growth markets as well as advantages over our competitors. From a base of approximately 2,400 patents, we use our product development and formulation expertise to sustain our leading market positions and fuel our future growth. We create additives, ingredients, resins and compounds that enhance the performance, quality and value of our customers’ products, while minimizing their environmental impact. Our products are used in a broad range of applications, and are sold into stable markets such as those for engine oils, specialty driveline lubricants and metalworking fluids, as well as higher-growth markets such as personal care and pharmaceutical products and performance coatings and inks. Our specialty materials products are also used in a variety of industries, including the construction, sporting goods, medical products and automotive industries. We are an industry leader in the majority of our product lines.
We are geographically diverse, with an extensive global manufacturing, supply chain, technical and commercial infrastructure. We operate facilities in 27 countries, comprised of production facilities in 21 countries and laboratories in 11 countries, through the efforts of more than 7,700 employees. We sell our products in more than 100 countries and believe that our customers value our ability to provide customized, high-quality, cost-effective performance formulations and solutions worldwide. We also believe that our customers value our global supply chain capabilities.
On June 3, 2004, we completed the acquisition of Noveon International, Inc. (Noveon International), a leading global producer and marketer of technologically advanced specialty materials and chemicals used in the industrial and consumer markets. With the acquisition of Noveon International, we have accelerated our program to attain a substantial presence in the personal care and coatings markets by adding a number of higher-growth, industry-leading products under highly recognizable brand names, including Carbopol®, to our already strong portfolio of lubricant and fuel additives, and consumer products. Additionally, Noveon International has a number of industry-leading and strong, cash flow-generating specialty materials businesses, including TempRite® chlorinated polyvinyl chloride (CPVC) and Estane® thermoplastic polyurethane (TPU).
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our consolidated balance sheets as of June 30, 2005 and December 31, 2004 reflect the acquisition of Noveon International under the purchase method of accounting. We recorded the various assets acquired and liabilities assumed, primarily working capital accounts, of Noveon International at their estimated fair values determined as of the acquisition date. Actuarial valuations were completed for the projected pension and other post-employment benefit obligations and were reflected in the purchase price allocation. We also obtained appraisals of long-lived assets and identifiable intangible assets, including an evaluation of in-process research and development (IPR&D) projects. Through June 2005, we were still finalizing certain aspects of the purchase price allocation primarily surrounding the valuation of the property, plant and equipment and the deferred tax accounts. In connection with the acquisition of Noveon International, we have targeted non-core businesses with total revenues of approximately $500.0 million for disposition. This plan was contemplated at the time of acquisition and plan activities have been underway since the fourth quarter of 2004. In addition, through June 2005, we were still in the process of finalizing the reconciliation of the underlying fixed-asset records to the respective appraisals. As a result of both of these efforts, in the six months ended June 30, 2005, we reduced the amount allocated to property, plant and equipment by $55.2 million since December 31, 2004. Depreciation expense for the three and six months ended June 30, 2005 included a related adjustment of $1.1 million and $2.3 million, respectively, representing the change in depreciation expense associated with the change in the estimated fair values assigned to property, plant and equipment. In addition, the deferred tax accounts were adjusted in June 2005 resulting in a decrease of $17.7 million to the net deferred tax liabilities since December 31, 2004. The goodwill associated with the transaction increased by $33.7 million in the six months ended June 30, 2005 representing the net impact of all adjustments recorded. The allocation of the purchase price was complete as of June 30, 2005 and the related actuarial valuations and appraisals obtained have been finalized.
The purchase price included the estimated fair value of IPR&D projects totaling $34.0 million that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. As a result, the full amount allocated to IPR&D was expensed in 2004. The amount charged to expense in the second quarter of 2004 was $35.0 million. This amount subsequently was adjusted to $34.0 million in the second half of 2004. There have been no changes to the valuation of IPR&D in 2005. The inventory step-up to fair value totaled $24.2 million, of which $4.9 million was expensed in the second quarter of 2004. As the remaining step-up relates to inventories accounted for on the LIFO method of accounting, we do not anticipate that additional amounts of step-up will be expensed in the near term.
In 2005, we have continued to integrate the Noveon International acquisition ahead of schedule. We are projecting to realize savings of approximately $40.0 million by the end of 2005, which is two years ahead of schedule. In addition, we believe we are currently saving at an annual run-rate of approximately $45.0 million as compared to our original run-rate target of $40.0 million.
In conjunction with the integration of Noveon International, we have also made progress in our plan to divest non-core businesses. In 2005, we selected investment bankers to assist us with the process. We have distributed offering memoranda for some of the businesses and we are planning to distribute offering materials for the rest of the businesses in the third quarter of 2005. We do not believe the businesses or assets we are evaluating are considered held for sale pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as of June 30, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RESULTS OF OPERATIONS
Our net income for the three months ended June 30, 2005 increased over the prior-year period as improved price and product mix, the Noveon International acquisition, favorable currency, lower STAR (selling, testing, administrative and research) expenses, higher shipment volume and a lower tax rate more than offset higher raw material costs. The increase in net income for the three and six months ended June 30, 2005 as compared to the prior-year periods was due in part to the significant non-recurring charges associated with the Noveon International purchase accounting that included the write-off of IPR&D of $35.0 million and inventory step-up amortization of $4.9 million partially offset by a gain on a foreign currency forward contract of $6.4 million incurred in the six months ended June 30, 2004. Excluding the impact associated with the Noveon International acquisition, the related purchase accounting and the currency forward contract, the increase in net income for the first half of the year primarily was attributed to improved price and product mix, favorable currency, lower STAR expenses and a lower tax rate that more than offset higher raw material costs and lower shipment volumes. The acquisition of Noveon International in June 2004 contributed $0.05 and $0.10 to earnings per share for the three and six months ended June 30, 2005, respectively, after considering incremental equity issuances and financing costs. The company recorded restructuring charges that reduced earnings by $0.06 and $0.12 per share for the three and six months ended June 30, 2005, respectively, primarily related to the phase-out of manufacturing facilities located in Bromborough, United Kingdom; Linden, New Jersey; and Mountaintop, Pennsylvania, as well as other workforce reductions. A restructuring charge of $.10 per share was incurred in the three and six months ended June 30, 2004 primarily related to the restructuring initiated after the acquisition of Noveon International.
Revenues
The changes in consolidated revenues are summarized as follows:

	Periods Ended				Excluding
	June 30,				Acquisitions
(in millions of dollars)	2005	2004	$ Change	% Change	$ Change	% Change
Three Months:
Net sales	$1,066.0	$720.2	$345.8	48%	$110.4	15%
Royalties and other revenues	0.6	1.3	(0.7)	(54%)	(0.7)	(54%)

Total revenues	$1,066.6	$721.5	$345.1	48%	$109.7	15%

Six Months:
Net sales	$2,036.1	$1,298.1	$738.0	57%	$146.9	11%
Royalties and other revenues	1.6	2.1	(0.5)	(24%)	(0.6)	(28%)

Total revenues	$2,037.7	$1,300.2	$737.5	57%	$146.3	11%

The acquisition of Noveon International accounted for a significant portion of the increase in consolidated revenues for both periods presented. The 2004 acquisitions of Noveon International and the hyperdispersants business purchased from Avecia contributed $235.4 million and $591.2 million toward the increase in revenues for the three and six months ended June 30, 2005, respectively, as compared with the same periods in 2004.
Excluding acquisitions, the increase in revenues for both the three and six months ended June 30, 2005 primarily was due to an improvement in price and product mix resulting from the cumulative impact of a series of price increases over the past year, as well as favorable currency.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table shows our shipment volume by geographic zone for the three and six months ended June 30, 2005.

	2nd Quarter	Year-to-Date
	2005	2005
	Volume	Volume
North America	49%	50%
Europe	25%	26%
Asia-Pacific / Middle East	21%	19%
Latin America	5%	5%

Total	100%	100%

The following table shows the changes in our shipment volume by geographic zone as compared with the corresponding periods in 2005.

		Excluding
		Acquisitions
	2005 vs. 2004	2005 vs. 2004
	% Change	% Change
Second Quarter:
North America	23%	(7%)
Europe	14%	4%
Asia-Pacific / Middle East	25%	13%
Latin America	14%	(2%)
Total	20%	—

Year-to-Date:
North America	31%	(9%)
Europe	18%	4%
Asia-Pacific / Middle East	21%	6%
Latin America	11%	(8%)
Total	25%	(3%)
Segment shipment volume variances by geographic zone as well as the factors explaining the changes in segment revenues for both the three and six months ended June 30, 2005 compared with the respective periods in 2004 are contained under the “Segment Analysis” section below.
Costs and Expenses
The changes in consolidated costs and expenses are summarized as follows:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Periods Ended				Excluding
	June 30,				Acquisitions
(in millions of dollars)	2005	2004	$ Change	% Change	$ Change	% Change
Three Months:
Cost of sales	$795.1	$529.5	$265.6	50%	$94.1	18%
Selling and administrative expenses	94.3	70.2	24.1	34%	(0.1)	—
Research, testing and development expenses	50.9	45.5	5.4	12%	(3.5)	(8%)
Amortization of intangible assets	6.1	4.5	1.6	*	(1.0)	*
Write-off of acquired IPR&D	—	35.0	(35.0)	*	(35.0)	*
Restructuring charges	5.4	8.0	(2.6)	*	(3.7)	*

Total costs and expenses	$951.8	$692.7	$259.1	37%	$50.8	7%

Six Months:
Cost of sales	$1,512.2	$955.8	$556.4	58%	$127.6	13%
Selling and administrative expenses	187.3	122.0	65.3	54%	4.6	4%
Research, testing and development expenses	101.4	86.3	15.1	17%	(7.0)	(8%)
Amortization of intangible assets	12.7	6.4	6.3	*	(1.0)	*
Write-off of acquired IPR&D	—	35.0	(35.0)	*	(35.0)	*
Restructuring charges	11.5	8.0	3.5	*	1.7	*

Total costs and expenses	$1,825.1	$1,213.5	$611.6	50%	$90.9	7%

     *Calculation not meaningful
Excluding acquisitions, the increase in cost of sales for the three and six months ended June 30, 2005 compared with the same periods in 2004 primarily was due to higher average raw material cost and higher manufacturing expenses. Excluding acquisitions, average raw material cost increased 19% and 18% in the three and six months ended June 30, 2005 compared with the same periods in 2004, primarily due to higher unit raw material cost along with unfavorable currency effects. In June 2004, we also recorded a purchase accounting adjustment associated with the increased valuation of Noveon International-acquired inventory of $4.9 million. We expect higher raw material costs in the third quarter of 2005 as compared to the second quarter of 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Excluding acquisitions, total manufacturing expenses, which are included in cost of sales, increased 7% and 6% (increased 43% and 55%, respectively, including acquisitions) in the three and six months ended June 30, 2005, respectively, compared with the same periods in 2004. Excluding acquisitions, we estimate that currency accounted for approximately 20% and 44% of the increase for the three and six months ended June 30, 2005, respectively. The remainder of the increase for the three-month period primarily was due to an increase in utilities and an increase due to the timing of maintenance activities. The remainder of the increase for the six-month period primarily was due to an increase in utility costs, an increase in maintenance activities, offset by a $2.0 million environmental charge incurred in the first quarter of 2004 that did not recur in 2005. On a per-unit-sold basis, manufacturing costs increased 8% and 5% in the three and six months ended June 30, 2005, respectively, excluding acquisitions, compared to the prior-year periods.
Gross profit (net sales less cost of sales) increased $80.2 million, or 42% ($16.3 million, or 9%, excluding acquisitions), and $181.6 million, or 53% ($19.3 million, or 6%, excluding acquisitions), in the three and six months ended June 30, 2005, respectively, compared with the same periods in 2004. Excluding acquisitions, the increase primarily was due to higher average selling price partially offset by higher average raw material cost. In addition, increased sales from our equipment companies contributed to the higher gross profit for the periods. Our gross profit percentage (gross profit divided by net sales) decreased to 25.4% in the second quarter of 2005 (24.9% excluding acquisitions) compared to 26.5% in the second quarter of 2004. The gross profit percentage decrease, excluding acquisitions, primarily was due to the impact of increasing unit raw material costs compared to similar increases in per unit sales prices.
The increase in selling and administrative expenses, excluding acquisitions, for the six months ended June 30, 2005 primarily was due to higher compensation expense and unfavorable currency. We experienced an increase in compensation-related costs due to increases in variable compensation and annual salaries. In addition, we estimate that currency accounted for approximately 25% of the total increase.
The decrease in research, testing and development expenses (technology expenses), excluding acquisitions, for both the three and six months ended June 30, 3005 primarily was due to a decrease in testing at outside laboratories of $0.7 million and $3.0 million, respectively, compared to the same periods in 2004. In addition, there was a $1.5 million and $2.1 million reduction in salary and benefit expenses for the three- and six-month comparable periods primarily as a result of the 2004 reduction in workforce. We anticipate higher testing expenses in the second half of 2005 as we increase testing for the next North American diesel engine oil upgrade.
In the three and six months ended June 30, 3004, we recorded a one-time, non-cash charge of $35.0 million, or $0.42 per share, in total costs and expenses to write-off the estimated fair value of IPR&D projects associated with the Noveon International acquisition. Costs to acquire IPR&D projects that have no future alternative use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition. This amount was subsequently adjusted to $34.0 million in the second half of 2004. No further adjustments were made in 2005 to the valuation in connection with the completion of the Noveon International purchase accounting.
In the three and six months ended June 30, 2005, we recorded restructuring charges aggregating $5.4 million, or $0.06 per share, and $11.5 million, or $.12 per share, primarily related to the phase-out of three manufacturing facilities in both the Lubricant Additives and Specialty Chemicals segments, as well as other workforce reductions. The components of the 2005 restructuring charges are detailed as follows:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Periods Ended June 30, 2005
	Asset	Other Plant Exit
(in millions of dollars)	Impairments	Costs	Severance	Total
Three Months:
Coatings plant closures and workforce reductions	$—	$0.5	$1.7	$2.2
Bromborough, United Kingdom closure	0.7	0.3	1.5	2.5
Corporate workforce reductions	—	—	0.7	0.7

	$0.7	$0.8	$3.9	$5.4

Six Months:
Coatings plant closures and workforce reductions	$4.4	$0.9	$1.8	$7.1
Bromborough, United Kingdom closure	0.7	0.5	2.2	3.4
Corporate workforce reductions	—	—	0.7	0.7
Noveon International restructuring liabilities	—	—	0.3	0.3

	$5.1	$1.4	$5.0	$11.5

In May 2005, we announced the reorganization of the Specialty Chemicals performance coatings product line. This product line includes businesses acquired from Noveon International as well as businesses included in our legacy operations. In connection with the reorganization, we eliminated 14 positions in North America and Europe. These reductions were completed by June 30, 2005 and resulted in a severance-related charge of $1.1 million recorded in the three and six months ended June 30, 2005.
In the first quarter of 2005, we made the decision to close two Specialty Chemicals performance coatings production facilities in the United States. The aggregate restructuring charge recorded for these closures for the three months ended June 30, 2005 was $1.1 million, comprised of $0.5 million in exit costs and $0.6 million in severance costs. The aggregate restructuring charge recorded for these closures for the six months ended June 30, 2005 was $6.0 million, comprised of $4.4 million in asset impairments, $0.9 million in exit costs and $0.7 million in severance costs. We estimate we will incur cumulative severance costs of approximately $2.1 million relating to these closures. An impairment charge for both plants was recorded in the first quarter of 2005 to reflect the related assets at their estimated fair values. The estimated fair value of the assets primarily was determined from third-party appraisals. Production for these sites will be transferred to other facilities in the United States. The facility in Mountaintop, Pennsylvania is scheduled to close in the third quarter of 2005. The facility in Linden, New Jersey is scheduled to close in the second quarter of 2006. These closures will result in a workforce reduction of 62 employees by the second quarter of 2006.
In December 2004, we made the decision to close the Lubricant Additives manufacturing facility in Bromborough, United Kingdom. We announced this decision in January 2005. We determined, as of December 31, 2004, that an impairment of certain of the facility’s long-lived assets had been triggered by this decision in the fourth quarter of 2004. As a result, a $17.0 million impairment charge was recorded in December 2004 to reflect the related assets at their estimated fair values. Production phase-out of this site is planned to begin in the third quarter of 2005 and is expected to be completed by late 2006. During this phase-out, United Kingdom production will be transferred to facilities in France and the United States. Approximately 69 employees will be impacted by this closure. The aggregate restructuring charge recorded for this closure for the three months ended June 30, 2005 was $2.5 million, comprised of $0.7 million in asset impairments, $0.3 million in exit costs and $1.5 million in severance costs. The

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
aggregate restructuring charge recorded for this closure for the six months ended June 30, 2005 was $3.4 million, comprised of $0.7 million in asset impairments, $0.5 million in exit costs and $2.2 million in severance costs. We currently anticipate that pre-tax charges for cash expenditures of approximately $13.5 million to $15.5 million will be incurred in 2005 through 2007 to satisfy severance and retention obligations, plant dismantling, site restoration and other site environmental evaluation costs and lease-related costs, including the $2.7 million recorded through June 30, 2005.
In addition to the restructuring charges recorded for the above facilities, we also expect to invest approximately $1.4 million relating to the two Specialty Chemicals plants and $20.0 million for Bromborough over the next two years for capacity upgrades at alternative manufacturing facilities that will absorb production previously undertaken at these facilities. We expect these workforce reductions, facility closures and transfer of production to more efficient manufacturing locations to generate annual pre-tax savings of approximately $3.2 million for Specialty Chemicals and $10.0 million for Bromborough by 2007.
In 2004, we eliminated more than 100 positions, primarily affecting technical and commercial employees located at the Wickliffe, Ohio headquarters. Most of these workforce reductions related to the restructuring following the acquisition of Noveon International and were completed by December 31, 2004. The restructuring charge of $8.0 million, or $0.10 per share, recorded in the three and six months ended June 30, 2004 related to these reductions. These reductions resulted in $4.6 million and $9.1 million in pre-tax savings in the three and six months ended June 30, 2005, respectively. We estimate future annual pre-tax savings will be approximately $18.3 million. In the second quarter of 2005, we began a process of identifying further opportunities to increase efficiency and productivity, reduce costs and support our integration strategy of the Noveon International acquisition. As a result, we reduced headcount in the general and administrative area of our headquarters’ offices in Ohio. Through these restructuring efforts, we eliminated seven positions resulting in a severance-related charge of $0.7 million. All of the affected employees had left their positions by June 30, 2005 and the remaining personnel-related costs are expected to be paid by 2006. We will continue to evaluate other opportunities to integrate general and administrative functions. As such opportunities are identified in future periods, we expect further restructuring charges.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Other Items and Net Income
The changes in other items and net income are summarized as follows:

	Periods Ended				Excluding
	June 30,				Acquisitions
(in millions of dollars)	2005	2004	$ Change	% Change	$ Change	% Change
Three Months:
Other income (expense) - net	$0.7	$(1.9)	$2.6	*	$2.1	*
Interest expense - net	(24.9)	(17.1)	(7.8)	*	(5.7)	*
Income before income taxes	90.6	9.8	80.8	*	66.7	*
Provision for income taxes	30.5	5.9	24.6	*	20.1	*
Net income	60.1	3.9	56.2	*	46.6	*

Six Months:
Other income (expense) - net	$1.4	$2.4	$(1.0)	*	$(1.7)	*
Interest expense - net	(49.4)	(22.4)	(27.0)	*	(6.6)	*
Income before income taxes	164.6	66.7	97.9	147%	60.3	90%
Provision for income taxes	56.0	25.2	30.8	122%	18.0	71%
Net income	108.6	41.5	67.1	162%	42.3	102%
*Calculation not meaningful
The changes in net other income (expense) for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004, primarily were due to fluctuations in net translation gains (losses) of $3.5 million for the three-month period and ($1.5) million for the six-month period. In addition, net other income for the six months ended June 30, 2004 included a gain of $6.4 million, or $0.08 per share, on a currency forward contract to purchase pound sterling related to the acquisition of the hyperdispersants business. We secured the forward contract in December 2003 and completed the acquisition at the end of January 2004.
The increase in net interest expense for both the three and six months ended June 30, 2005 primarily was due to the Noveon International acquisition-related financing costs. These financing costs for the three and six months ended June 30, 2005 were $41.7 million and $21.0 million, respectively, compared to $12.2 million for both the three and six months ended June 30, 2004. The 2004 amount was comprised of bridge loan and Noveon International interest of $6.5 million, amortization of bridge loan fees of $2.8 million and termination of an interest swap of $2.9 million. We obtained permanent transaction financing for the Noveon International acquisition in the third quarter of 2004, of which the debt component had a weighted average interest rate of 5.3% in the first half of 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
We had an effective tax rate of 33.6% and 34.0% for the three and six months ended June 30, 2005, respectively, compared with 59.8% and 37.8% in the same periods in 2004. The effective tax rate for the three months ended June 30, 2005 was much lower than the comparable prior-year period which included certain nonrecurring adjustments related to the acquisition of Noveon International. The tax rate for the six months ended June 30, 2005 was lower than the comparable 2004 rate mainly because of tax impacts discrete to the second quarter of 2005, including the favorable impact of a deferred tax revaluation resulting from changes in Ohio law enacted on June 30, 2005.
Primarily as a result of the above factors, our basic net income per share was $0.88 and $1.60 for the three and six months ended June 30, 2005 as compared to $0.08 and $0.80 for the prior-year periods, respectively. The Noveon International acquisition, including equity issuances and transaction financing, was accretive to earnings per share by $0.05 and $0.10 per share in the three and six months ended June 30, 2005. Restructuring charges recorded in the three and six months ended June 30, 2005 reduced earnings by $0.06 and $0.12 per share, respectively. Earnings in both the three and six months ended June 30, 2004 included a one-time write-off of IPR&D projects from the Noveon International acquisition of $0.42 per share, a purchase adjustment associated with the increased valuation of Noveon International-acquired inventory of $0.06 per share, acquisition-related financing costs of $0.14 per share and a restructuring charge of $0.10 per share. In addition, net other income for the six months ended June 30, 2004 included a gain on a foreign currency forward contract of $0.08 per share.
SEGMENT ANALYSIS
We primarily evaluate performance and allocate resources based on segment operating income, defined as revenues less expenses identifiable to the product lines included within each segment, as well as projected future returns. Segment operating income will reconcile to consolidated income before tax by deducting corporate expenses and corporate other income (expense) that are not directly attributable to the operating segments, the write-off of acquired IPR&D, restructuring charges and net interest expense.
The break-out of consolidated revenues and segment operating income by segment was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues:
Lubricant Additives	58%	72%	56%	78%
Specialty Chemicals	42%	28%	44%	22%

Segment Operating Income:
Lubricant Additives	62%	86%	60%	89%
Specialty Chemicals	38%	14%	40%	11%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The operating results by segment for the three and six months ended June 30, 2005 and 2004 were as follows:

	Periods Ended				Excluding
	June 30,				Acquisitions
(in millions of dollars)	2005	2004	$ Change	% Change	$ Change	% Change
Revenues
Three Months:
Lubricant Additives	$619.9	$522.8	$97.1	19%	$97.1	19%
Specialty Chemicals	446.7	198.7	248.0	125%	12.6	6%

Total	$1,066.6	$721.5	$345.1	48%	$109.7	15%

Six Months:
Lubricant Additives	$1,144.5	$1,014.7	$129.8	13%	$129.8	13%
Specialty Chemicals	893.2	285.5	607.7	213%	16.5	6%

Total	$2,037.7	$1,300.2	$737.5	57%	$146.3	11%

Gross Profit
Three Months:
Lubricant Additives	$152.0	$143.5	$8.5	6%	$8.5	6%
Specialty Chemicals	118.9	47.1	71.8	152%	7.8	17%

Total	$270.9	$190.6	$80.3	42%	$16.3	9%

Six Months:
Lubricant Additives	$285.4	$272.3	$13.1	5%	$13.1	5%
Specialty Chemicals	238.5	69.9	168.6	241%	6.2	9%

Total	$523.9	$342.2	$181.7	53%	$19.3	6%

Segment Operating Income
Three Months:
Lubricant Additives	$85.2	$72.8	$12.4	17%	$12.4	17%
Specialty Chemicals	51.4	11.4	40.0	351%	11.3	99%

Total	$136.6	$84.2	$52.4	62%	$23.7	28%

Six Months:
Lubricant Additives	$154.0	$135.5	$18.5	14%	$18.5	14%
Specialty Chemicals	103.0	16.4	86.6	528%	13.6	83%

Total	$257.0	$151.9	$105.1	69%	$32.1	21%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Lubricant Additives Segment
Revenues increased 19% for the three months ended June 30, 2005 compared to the same period in 2004, primarily due to a 14% improvement in the combination of price and product mix, 2% favorable currency impact and 2% favorable volume. Revenues increased 13% for the six months ended June 30, 2005 compared to the same period in 2004, primarily due to a 12% improvement in the combination of price and product mix and 2% favorable currency impact, partially offset by 2% unfavorable volume. In addition, higher revenues from our equipment companies contributed 1% toward the favorable increase in revenues in both the three and six months ended June 30, 2005 compared to the prior year periods.
Shipment volume patterns vary in different geographic zones. The following table shows our shipment volume by geographic zone for the three and six months ended June 30, 2005.

	2nd Quarter	Year-to-Date
	2005	2005
	Volume	Volume

North America	38%	39%
Europe	30%	31%
Asia-Pacific / Middle East	26%	25%
Latin America	6%	5%

Total	100%	100%

The following table shows the changes in our shipment volume by geographic zone for the three and six months ended June 30, 2005 compared with the corresponding periods in 2004.

	2nd Quarter	Year-to-Date
	2005 vs. 2004	2005 vs. 2004
	% Change	% Change

North America	(4%)	(9%)
Europe	2%	3%
Asia-Pacific / Middle East	14%	6%
Latin America	(2%)	(9%)
Total	2%	(2%)
Although volume increased 2% for the three months ended June 30, 2005 compared to the same period in 2004, the increase was tempered by the final piece of lost business of a major international customer in the second half of 2004 and the impact on shipment volumes of the higher concentration associated with the new passenger car technical standard GF-4 as compared to GF-3. Excluding these items, volume increased 8% in total and 9% in North America for the three months ended June 30, 2005, and increased 4% in total and 4% in North America for the six months ended June 30, 2005 compared to the same periods in 2004. Volume for the three months ended June 30, 2005 also was affected by some customer inventory build-up and the rebound of economic demand for passenger car motor oil products. Higher shipment volume in Europe for both periods primarily was due to increases in our engine additives product line due to market share gains. The shipment volume increase in Asia-Pacific for both periods primarily was

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
due to timing of order patterns. In addition, for the three months ended June 30, 3005, the Asia-Pacific region benefited from some temporary business gains due to one of our competitor’s supply difficulties. The decrease in Latin America for both periods primarily was due to some lost business within our engine additives product line and a shift in finished fluid blending volume from Latin America to North America.
The Lubricant Additives segment implemented a price increase beginning in April 2005 for all products sourced from North America, Asia-Pacific and Latin America and in May 2005 for products sourced from Europe. In addition, we announced a second price increase that was effective in July 2005 for products sourced from North America, and that will be effective in August 2005 for products sourced from Asia-Pacific and Latin America and in September 2005 for shipments made to all customers in Europe and Africa. These price increases were in response to continued raw material cost increases in 2005.
Segment gross profit includes material cost and all manufacturing expenses. Segment gross profit increased 6% for the three months ended June 30, 2005 and 5% for the six months ended June 30, 2005, compared with the same periods in 2004. The increase for both periods primarily was due to the cumulative impact of the selling price increases, partially offset by higher average raw material cost and higher manufacturing costs. In the three and six months ended June 30, 2005, average material cost increased 23% and 22%, respectively, compared to the same periods in 2004. Manufacturing costs increased 14% and 4%, respectively, for the three and six months ended June 30, 2005 compared to the prior periods in 2004, primarily due to unfavorable currency and higher maintenance and utilities expenses. Higher shipment volume in the second quarter of 2005 also contributed to the increase in manufacturing costs flowing through the income statement for the three months ended June 30, 2005 compared to the same period in 2004. In addition, higher gross profit from our equipment companies contributed 1% of the increase in segment gross profit for both the three and six months ended June 30, 2005, compared to the same periods in 2004.
The gross profit percentage for the segment was 24.5% and 25.0% for the three and six months ended June 30, 2005, respectively, compared with 27.5% and 26.9%, in the prior year periods. The decrease primarily was due to raw material costs rising proportionally faster than selling prices along with increased manufacturing costs.
STAR expenses for the three and six months ended June 30, 2005 decreased $4.3 million (6%) and $4.4 million (3%), respectively, compared to the same periods in 2004. The decrease for both periods primarily was due to lower technical expenses of $2.2 million and $4.2 million, respectively, as well as lower variable pay expense in the three-month comparative period. The decrease in technical expenses in both periods primarily was due to savings associated with the June 2004 workforce reduction and lower outside technical expenses. We anticipate testing expenses will accelerate in the second half of 2005 as compared to the first half.
Segment operating income increased 17% and 14% for the three and six months ended June 30, 2005, respectively, compared with the same periods in 2004 due to the factors discussed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Specialty Chemicals Segment
Revenues for the Specialty Chemicals segment increased 125% in the three months ended June 30, 2005 and 213% in the six months ended June 30, 2005 compared with the same periods in the prior year primarily due to the 2004 acquisition of Noveon International for the three-month period and the 2004 acquisitions of Noveon International and the hyperdispersants business for the six-month period. Excluding acquisitions, segment revenues increased 6% in the three months ended June 30, 2005 compared with the same period in the prior year due to a 12% improvement in the combination of price and product mix and a 1% favorable currency impact partially offset by a 7% decrease in shipment volume. Excluding acquisitions, segment revenues increased 6% in the six months ended June 30, 2005 compared with the same period in the prior year due to an 11% improvement in the combination of price and product mix and a 1% favorable currency impact partially offset by a 6% decrease in shipment volume. The higher-priced product mix for both the three- and six-month periods primarily occurred in our consumer specialties product line and to a lesser extent in our performance coatings product line.
Shipment volume patterns vary in different geographic zones. The following table shows our shipment volume by geographic zone for the three and six months ended June 30, 2005.

	2nd Quarter	Year-to-Date
	2005	2005
	Volume	Volume

North America	70%	71%
Europe	16%	16%
Asia-Pacific / Middle East	10%	9%
Latin America	4%	4%

Total	100%	100%

The following table shows the changes in our shipment volume by geographic zone as compared with the corresponding periods in 2004.

		Excluding
		Acquisitions
	2005 vs. 2004	2005 vs. 2004
	% Change	% Change
Second Quarter:
North America	74%	(12%)
Europe	92%	13%
Asia-Pacific / Middle East	150%	3%
Latin America	83%	(2%)
Total	82%	(7%)

Year-to-Date:
North America	128%	(10%)
Europe	152%	11%
Asia-Pacific / Middle East	265%	—
Latin America	138%	(1%)
Total	140%	(6%)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Excluding acquisitions, the shipment volume decrease in North America for the three and six months ended June 30, 2005 occurred in all product lines. The decrease in our consumer specialties and performance coatings product line primarily was due to exiting certain low margin business and some market share loss due to competitive activity in response to our price increases. The decrease in specialty materials, following a very strong first quarter, primarily was due to reduced customer buying in part because of the merger of two large customers. The increase in Europe for both periods primarily was due to new business gained in our consumer specialties business. The increase in Asia-Pacific / Middle East for the three months ended June 30, 2005 was due to higher shipment volumes across all of our product lines resulting from higher demand and order pattern as we rebounded from a slow first quarter in this region.
Segment gross profit increased $71.8 million, or 152% (increased $7.8 million, or 17%, excluding acquisitions), for the three months ended June 30, 2005 compared with the same period in 2004 and increased $168.6 million, or 241% (increased $6.2 million, or 9%, excluding acquisitions) for the six months ended June 30, 2005 compared to the same period in 2004. Excluding acquisitions, the increase in segment gross profit for the three-month and six-month periods primarily was due to higher revenues due to an improvement in the combination of price and product mix partially offset by higher raw material costs and slightly higher manufacturing expenses. Average raw material cost increased 11% for the three-month and six-month periods compared with the same periods in 2004. Second quarter 2004 material cost also includes the impact of $4.9 million of inventory step-up amortization from acquisition accounting. Excluding the impact of the step-up in 2004, average raw material cost increased 17% for the three-month and 15% for the six-month periods ended June 30, 2005 compared to the same periods in 2004. Excluding acquisitions, manufacturing expenses increased 2% and 7% for the three and six months ended June 30, 2005, respectively, primarily due to higher spending partially offset by a favorable depreciation adjustment of $1.1 million in the three-month period related to a purchase accounting adjustment.
The gross profit percentage for this segment was 26.6% and 26.7% for the three and six months ended June 30, 2005, respectively, compared with 23.7% and 24.5% in the prior-year periods. Excluding acquisitions, the gross profit percentage was 26.0% and 25.2% for the three and six months ended June 30, 2005, respectively. Excluding the impact of the inventory step-up amortization, the gross profit percentage for both periods in 2004 was 26.2%. The decrease in the gross profit percentage for both periods compared to the same periods in 2004, excluding the impact of acquisitions and the inventory step-up in 2004, was due to raw material costs rising proportionally faster than selling prices along with increased manufacturing costs.
STAR expenses increased $30.4 million, or 92% (decreased $2.8 million, or 8%, excluding acquisitions), for the three months ended June 30, 2005 compared with the same period in 2004 and increased $75.7 million, or 151% (decreased $7.1 million, or 14% excluding acquisitions) for the six months ended June 30, 2005 compared with the same period in 2004. Excluding acquisitions, the decrease in STAR expenses primarily was due to the consolidation of some segment administrative functions into corporate functions and reduced spending as a result of the integration of general and administrative functions.
Segment operating income increased $40.0 million and $86.6 million in the three and six months ended June 30, 2005 (increased $11.3 million and $13.6 million, excluding acquisitions), respectively, compared with the same periods in 2004. Excluding acquisitions, the increase in segment operating profit primarily was due to the increase in segment gross profit and the decrease in STAR expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
PRO FORMA ANALYSIS
The following table presents major components of and information derived from the pro forma consolidated statements of income and pro forma consolidated statements of cash flows for the three and six months ended June 30, 2004. The major components of the pro forma consolidated statements of income and pro forma consolidated statements of cash flows reflect the effect of the acquisition of Noveon International on June 3, 2004 as if the acquisition occurred as of the beginning of each of the pro forma periods presented below in the table. We believe that this data provides the financial statement reader with information that is useful in understanding the impact of the acquisition of Noveon International on our results of operations and cash flows.
The components of and information derived from the pro forma consolidated statements of income and the pro forma consolidated statements of cash flows for the three and six months ended June 30, 2004 are derived from our unaudited consolidated financial statements for the three and six months ended June 30, 2004 and the unaudited consolidated financial statements of Noveon International for the three and six months ended June 30, 2004.
Our consolidated balance sheet as of June 30, 2005 reflects the acquisition of Noveon International under the purchase method of accounting. The allocation of the purchase price was complete as of June 30, 2005.
The pro forma data gives effect to actual operating results of Noveon International prior to the acquisition. Adjustments to cost of sales for the inventory step-up charge, fixed asset depreciation, intangible asset amortization, the write-off of acquired IPR&D, interest expense and income taxes related to the acquisition are reflected in the pro forma data. The entire inventory step-up charge is attributable to the Specialty Chemicals segment. In addition, we assumed that the bridge loan obtained at the time of the transaction closing was not replaced with the permanent long-term financing of both debt and equity until the end of the fourth month in the period presented. This pro forma data is consistent with the pro forma data that is disclosed in Note 3 to the unaudited consolidated financial statements for the three and six months ended June 30, 2004. These pro forma amounts do not purport to be indicative of the results that actually would have been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table summarizes the comparative pro forma data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions of dollars)	Actual 2005	Pro Forma 2004	Actual 2005	Pro Forma 2004
Consolidated Data
Total revenues	$1,066.6	$939.0	$2,037.7	$1,837.8

Gross profit	$270.9	$253.6	$523.9	$496.0

Income before income taxes	$90.6	$23.4	$164.6	$93.3

Net income	$60.1	$15.0	$108.6	$59.7

Depreciation expense	$38.4	$40.3	$79.0	$81.9

Amortization of intangible assets	$6.1	$6.3	$12.7	$12.3

Capital expenditures	$28.9	$33.6	$58.6	$65.3

Segment Data
Lubricant Additives Segment
Total revenues	$619.9	$522.8	$1,144.5	$1,014.7

Gross profit	$152.0	$143.5	$285.4	$272.3

Segment operating income	$85.2	$72.8	$154.0	$135.5

Depreciation expense	$19.7	$21.0	$41.2	$42.9

Amortization of intangible assets	$0.8	$0.8	$1.5	$1.5

Capital expenditures	$17.4	$17.3	$33.0	$35.6

Specialty Chemicals Segment
Total revenues	$446.7	$416.2	$893.2	$823.1

Gross profit	$118.9	$110.1	$238.5	$223.7

Segment operating income	$51.4	$38.2	$103.0	$81.8

Depreciation expense	$18.5	$19.0	$37.4	$38.4

Amortization of intangible assets	$5.3	$5.5	$11.2	$10.8

Capital expenditures	$11.3	$16.3	$25.4	$29.7

Unallocated corporate depreciation expense	$0.2	$0.3	$0.4	$0.6

Unallocated corporate capital expenditures	$0.2	$—	$0.2	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparative pro forma data (continued):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	Actual 2005	Pro Forma 2004	Actual 2005	Pro Forma 2004
Reconciliation of Segment Operating
Income to Income before Income Taxes

Segment operating income:
Lubricant Additives Segment	$85.2	$72.8	$154.0	$135.5
Specialty Chemicals Segment	51.4	38.2	103.0	81.8

Total segment operating income	136.6	111.0	257.0	217.3

Corporate expenses	(15.8)	(12.3)	(30.8)	(21.6)
Corporate other income (expense)	0.1	(2.0)	(0.7)	1.8
Write-off of acquired IPR&D	—	(34.0)	—	(34.0)
Restructuring charges	(5.4)	(8.5)	(11.5)	(11.3)
Interest expense - net	(24.9)	(30.8)	(49.4)	(58.9)

Income before income taxes	$90.6	$23.4	$164.6	$93.3

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the major components of cash flow:

	Six Months Ended June 30,
(in millions of dollars)	2005	2004	$ Change
Cash provided by (used for):
Operating activities	$140.6	$96.2	$44.4
Investing activities	(55.4)	(1,002.9)	947.5
Financing activities	(126.3)	868.9	(995.2)
Effect of exchange-rate changes on cash	(15.8)	6.4	(22.2)

Net decrease in cash and short-term investments	$(56.9)	$(31.4)	$(25.5)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Operating Activities
The increase in cash provided by operating activities in the six months ended June 30, 2005 compared with the prior year primarily was due to an increase in earnings after adjusting for non-cash items. The increase in earnings partially was offset by an $88.0 million increase in receivables since December 31, 2004. This compares to a $77.0 million increase in the prior-year comparable period. The year-end seasonality in sales and collections for the holidays is a significant contributing factor related to the change in the receivables balance since December 31, 2004.
We manage our levels of inventories and accounts receivable on the basis of average days sales in inventory and average days sales in receivables. Our target for accounts receivable is established taking into consideration the weighted average of our various terms of trade for each segment. Our target for days sales in inventory for each segment is established with the goal of minimizing our investment in inventories while at the same time ensuring adequate supply for our customers. Improvement in both the timing of cash collections and inventory turns helped mitigate the increase in working capital due to higher average selling price and higher inventory costs. We continue to expect incremental improvement in the days sales metrics as compared to 2004 by the end of the year.
Investing Activities
Our capital expenditures for the six months ended June 30, 2005 were $58.6 million, as compared with $42.2 million for the same period in 2004. In 2005, we estimate annual capital expenditures will be approximately $155.0 million, including $5.0 million of capital expenditures related to the transfer of production from the three manufacturing facilities scheduled for closure to other facilities.
The net decrease in cash used to fund acquisitions in the first half of 2005 as compared to the prior year relates to the acquisitions of the hyperdispersants business of Avecia in January 2004 and Noveon International in June 2004.
Financing Activities
The decrease in cash provided by financing activities of $995.2 million in the six months ended June 30, 2005 primarily was due to the $125.0 million in term-loan payments made in the second quarter of 2005 as compared to an increase in borrowings of $1,797.0 million under our then $2,450.0 million 364-day bridge facility in June 2004, the proceeds of which were used to fund the Noveon International acquisition and repay related assumed debt of $1,103.1 million.
Capitalization, Liquidity and Credit Facilities
At June 30, 2005, our total debt outstanding of $1,840.8 million consisted of 58% fixed-rate debt and 42% variable-rate debt, including $400.0 million of fixed-rate debt that effectively has been swapped to variable-rate debt. Our weighted-average borrowing rate as of June 30, 2005 was approximately 5.3%.
Our net debt to capitalization ratio at June 30, 2005 was 50%. Net debt is the total of short-term and long-term debt, reduced by cash and short-term investments excluding original issue discounts and unrealized gains and losses on derivative instruments designated as fair-value hedges of fixed-rate debt. Capitalization is shareholders’ equity plus net debt. Total debt as a percent of capitalization was 54% at June 30, 2005.
Our ratio of current assets to current liabilities increased from 2.4 at December 31, 2004 to 2.6 at June 30, 2005, primarily due to working capital increases associated with higher sales and the timing of collections and disbursements. The increase in accounts receivable of $58.3 million since December 31, 2004 primarily was driven by higher sales in the second quarter of 2005 as compared to the fourth quarter of 2004 as well as seasonality. The decrease in accounts payable, accrued expenses and other current liabilities of $46.3 million since December 31, 2004 primarily was due to

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
disbursement timing associated with the payment of items such as compensation and benefits accruals, dividends, rebates, insurance and taxes.
At June 30, 2005, we had a $500.0 million revolving credit facility that matures in August 2009, which allows us to borrow at variable rates based upon the U.S. prime rate or LIBOR plus a specified credit spread. As of June 30, 2005, we had no outstanding borrowings under this agreement.
On March 29, 2005, we amended and restated our five-year unsecured bank credit agreement to reduce the credit spread paid on the outstanding $500.0 million term loans. Based on our current unsecured senior debt ratings from Standard and Poor’s and Moody’s Investors Services, the credit spread on the term loans was reduced by 50 basis points. No other terms or conditions of the agreement were modified.
In the three months ended June 30, 2005, the company repaid $125.0 million against the bank term loan. The balance outstanding at June 30, 2005 under the term-loan arrangement was $375.0 million. In July 2005, the company repaid an additional $25.0 million against the bank term loan to reduce the remaining outstanding balance to $350.0 million.
Contractual Cash Obligations
Our contractual cash obligations as of December 31, 2004 are contained on page 21 of our 2004 Annual Report to shareholders. We do not believe there have been any significant changes since December 31, 2004 in that information.
Our debt level will require us to dedicate a significant portion of our cash flow to make interest and principal payments, thereby reducing the availability of our cash flow for acquisitions or other purposes. Nevertheless, we believe our future operating cash flows will be sufficient to cover our debt repayments, capital expenditures, dividends and other obligations and that we have untapped borrowing capacity that can provide us with additional financial resources. We currently have a shelf registration statement filed with the Securities and Exchange Commission (SEC) under which $359.8 million of debt securities, preferred shares or common shares may be issued. In addition, as of June 30, 2005, we maintained cash and short-term investment balances of $279.0 million and had $500.0 million available under our revolving credit facility.
NEW ACCOUNTING STANDARDS
In June 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections.” This standard establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Board (APB) Opinion No. 20 and SFAS No. 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.
In March 2005, the FASB issued Interpretation (FIN) No. 47, “Accounting for Conditional Asset-Retirement Obligations.” This standard codifies SFAS No. 143, “Asset-Retirement Obligations,” and states that companies must recognize a liability for the fair value of a legal obligation to perform asset-retirement obligations that are conditional on a future event if the amount can be reasonably estimated. Specifically, FIN No. 47 provides additional guidance on whether the fair value is reasonably estimable. FIN No. 47 is effective for us starting January 1, 2006. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This standard will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This standard replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and applies to all awards granted, modified, repurchased or cancelled after July 1, 2005. In April 2005, the SEC amended the compliance date of SFAS No. 123(R) through an amendment of Regulation S-X. The new effective date for us is January 1, 2006. We are currently evaluating the provisions of this standard to determine the impact on our consolidated financial statements. It is, however, expected to reduce consolidated net income.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This standard amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets. This standard replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for all nonmonetary asset exchanges we complete starting January 1, 2006. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting January 1, 2006. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
CAUTIONARY STATEMENTS FOR SAFE HARBOR PURPOSES
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
We believe that the following factors, among others, could affect our future performance and cause our actual results to differ materially from those expressed or implied by forward-looking statements made in this quarterly report:
•	the cost, availability and quality of raw materials, including petroleum-based products;

•	our ability to increase the prices of our products in a competitive environment;

•	the effect of required principal and interest payments on our ability to fund capital expenditures and acquisitions and to meet operating needs;

•	the overall global economic environment and the overall demand for our products on a worldwide basis;

•	technology developments that affect longer-term trends for our products;

•	the extent to which we are successful in expanding our business in new and existing markets;

•	our ability to identify, complete and integrate acquisitions for profitable growth and operating efficiencies, especially our ability to integrate the acquisition of Noveon International;

•	our success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer expectations;

•	our ability to continue to reduce complexities and conversion costs and modify our cost structure to maintain and enhance our competitiveness;

•	our success in retaining and growing the business that we have with our largest customers;

•	the cost and availability of energy, including natural gas and electricity;

•	the effect of interest rate fluctuations on our interest expense;

•	the effects of fluctuations in currency exchange rates upon our reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

•	the extent to which we achieve market acceptance of our commercial development programs;

•	significant changes in government regulations affecting environmental compliance;

•	the ability to identify, understand and manage risks inherent in new markets in which we choose to expand; and

•	our ability to maintain operating continuity for those businesses identified as divestiture candidates.

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
Our primary interest rate exposures relate to our cash and short-term investments, fixed and variable rate debt and interest rate swaps. The calculation of potential loss in fair value is based on an immediate change in the net present values of our interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flow and income before tax is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% increase in interest rates would have had a favorable impact and a hypothetical 10% decrease in interest rates would have had an unfavorable impact on fair values of $44.5 million in 2005. In addition, a hypothetical 10% increase in interest rates would have had an unfavorable impact and a hypothetical 10% decrease in interest rates would have had a favorable impact on cash flows and income before tax of $2.6 million in 2005 on an annualized basis.
Our primary currency rate exposures are to foreign-denominated debt, intercompany loans, cash and short-term investments and forward foreign currency exchange contracts. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our foreign currency exposures due to a 10% shift in exchange rates. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in foreign currency exchange rates. A hypothetical 10% increase in foreign currency exchange rates would have had a favorable impact and a hypothetical 10% decrease in foreign currency exchange rates would have had an unfavorable impact on fair values of $17.8 million, on annualized cash flows of $31.8 million and on annualized income before tax of $10.4 million in 2005.
Our primary commodity hedge exposures relate to natural gas and electric utility expenses. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our commodity exposures due to a 10% shift in the underlying commodity prices. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in commodity prices. A hypothetical 10% increase in commodity prices would have had a favorable impact and a hypothetical 10% decrease in commodity prices would have had an unfavorable impact on fair value of $0.7 million and on annualized cash flows and income before tax of $0.7 million,

Item 4. Controls and Procedures
We evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2005. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to Lubrizol and our consolidated subsidiaries required to be included in our periodic SEC filings. There were no significant changes in our internal control over financial reporting that occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The company has voluntarily notified the U.S. Departments of Treasury and Commerce that an internal review of certain export transactions within the personal care and pharmaceuticals business of the specialty chemicals segment has indicated that some exports were made that were not in compliance with current U.S. trade sanctions. The company has voluntarily committed to complete a thorough review of all possibly non-complying transactions and to detail its findings in a subsequent report expected to be made to the government in the third quarter of 2005. While the sales involved were not substantial in relation to the company or the specialty chemicals segment, the company considers legal compliance to be very important. At this time, the company cannot determine what penalties or fines, if any, will be assessed against it, but applicable regulations provide that the company’s voluntary self-disclosure will be an important mitigating factor.
On May 13, 2005, the company was named in a suit alleging patent infringement. The suit is pending in federal court in Norfolk, Virginia and pertains to some of the company’s additives for automatic transmission fluids sold by the Lubricant Additives segment. The company is contesting the suit vigorously and neither the company nor its counsel believes that an unfavorable outcome is probable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	On April 8, 2005, we issued 941 common shares in a transaction exempt from registration under the Securities Act of 1933 pursuant to Regulation S. We issued the common shares under an employee benefit plan to one employee of a wholly owned United Kingdom subsidiary of the company.

On April 20, 2005, we issued 1,021 common shares in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to one former officer under a deferred compensation plan for officers.

On April 22, 2005, we issued 1,790 common shares in transactions exempt from registration under the Securities Act of 1933 pursuant to Regulation S. We issued the common shares under an employee benefit plan to three employees of a wholly owned United Kingdom subsidiary of the company.

On May 1, 2005, we issued 119 common shares in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to one former officer under a deferred compensation plan for officers.

On May 1, 2005, we issued 217 common shares in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to one former director under a deferred compensation plan for directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)
On May 4, 2005, we issued 608 common shares in transactions exempt from registration under the Securities Act of 1939 pursuant to Regulation S. We issued the common shares under an employee benefit plan to two employees of a wholly owned United Kingdom subsidiary of the company.

On May 16, 2005, we issued 229 common shares in transactions exempt from registration under the Securities Act of 1933 pursuant to Regulation S. We issued the common shares under an employee benefit plan to two employees of a wholly owned United Kingdom subsidiary of the company.

On May 18, 2005, we issued 45,242 common shares in transactions exempt from registration under the Securities Act of 1933 pursuant to Regulation S. We issued the common shares under an employee benefit plan to 145 employees of a wholly owned United Kingdom subsidiary of the company.

On May 19, 2005, we issued 1,627 common shares in transactions exempt from registration under the Securities Act of 1933 pursuant to Regulation S. We issued the common shares under an employee benefit plan to four employees of a wholly owned United Kingdom subsidiary of the company.

On May 23, 2005, we issued 556 common shares in transactions exempt from registration under the Securities Act of 1933 pursuant to Regulation S. We issued the common shares under an employee benefit plan to four employees of a wholly owned United Kingdom subsidiary of the company.

On June 1, 2005, we issued 280 common shares in private placement transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to two former officers under deferred compensation plans for officers.

On June 22, 2005, we issued 44 common shares in a transaction exempt from registration under the Securities Act of 1939 pursuant to Regulation S. We issued the common shares under an employee benefit plan to one employee of a wholly owned United Kingdom subsidiary of the company.

(c)	The following table provides information regarding the company’s purchases of its common shares during the second quarter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

					(d) Maximum Number
				(c) Total Number	(or Approximate Dollar
				of Shares (or Units)	Value) of Shares (or
	(a) Total Number of		(b) Average Price	Purchased as Part of	Units) that May Yet
	Shares (or Units)		Paid per Share	Publicly Announced	be Purchased Under the
Period	Purchased[1]		(or Unit)	Plans or Programs	Plans or Programs
Month #1 (April 1, 2005 through April 30, 2005)	291	Shares	$40.64	N/A	N/A
Month #2 (May 1, 2005 through May 31, 2005)	30	Shares	$38.77	N/A	N/A
Month #3 (June 1, 2005 through June 30, 2005)	80	Shares	$39.37	N/A	N/A

Total	401	Shares
     1 This column represents common shares that were purchased by the company pursuant to:
(a)	our option plan, whereby participants exchange already owned shares to us to pay for the exercise price of an option or whereby we withhold shares upon the exercise of an option to pay the withholding taxes on behalf of the employee.

(b)	our deferred compensation plans, whereby we withhold shares upon a distribution to pay the withholding taxes on behalf of the employee.
Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Shareholders was held on April 25, 2005. The following matters were voted on by the shareholders:
1.	Election of Directors
a.	Peggy Gordon Miller. The vote was 60,845,190 shares for and 1,832,176 shares to withhold authority.

b.	Dominic J. Pileggi. The vote was 61,580,891shares for and 1,096,475 shares to withhold authority.
2.	A proposal to adopt The Lubrizol Corporation 2005 Stock Incentive Plan. The vote was 45,959,061 shares for; 8,290,650 shares against; and 1,586,655 abstaining.

3.	A proposal to confirm the appointment of Deloitte & Touche LLP as the independent registered public accountant. The vote was 61,722,399 shares for; 840,288 shares against; and 64,678 shares abstaining.

Item 6. Exhibits
31.1	Rule 13a-14(a) Certification of the Chief Executive Office, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE LUBRIZOL CORPORATION
/s/ W. Scott Emerick
W. Scott Emerick
Chief Accounting Officer and Duly Authorized
Signatory of The Lubrizol Corporation
Date: August 4, 2005