Form 10-Q
period 2005-09-30
LUBRIZOL CORP
filed 2005-11-03
CIK 60751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-5263
THE LUBRIZOL CORPORATION
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-0367600 (I.R.S.Employer Identification No.)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of the registrant’s common shares, without par value, outstanding as of October 31, 2005: 68,006,224

THE LUBRIZOL CORPORATION
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE LUBRIZOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions except per share data)	2005	2004	2005	2004

Net sales	$1,013.4	$915.9	$3,035.8	$2,207.8
Royalties and other revenues	0.7	1.2	2.2	3.4

Total revenues	1,014.1	917.1	3,038.0	2,211.2

Cost of sales	765.4	688.5	2,267.6	1,640.1
Selling and administrative expenses	93.1	86.7	278.7	207.2
Research, testing and development expenses	49.9	51.0	151.0	136.9
Amortization of intangible assets	6.3	5.0	18.9	11.4
Write-off of (credit for) acquired in-process research and development	—	(1.5)	—	33.5
Restructuring and impairment charges	7.4	10.5	18.9	17.9

Total costs and expenses	922.1	840.2	2,735.1	2,047.0

Other income (expense) — net	(0.8)	0.2	0.9	2.5
Interest income	2.3	1.2	6.1	3.0
Interest expense	(27.4)	(27.3)	(80.5)	(51.5)

Income from continuing operations before income taxes	66.1	51.0	229.4	118.2
Provision for income taxes	21.3	19.6	77.1	45.1

Income from continuing operations	44.8	31.4	152.3	73.1
Discontinued operations — net of tax	3.8	0.8	4.9	0.5

Net income	$48.6	$32.2	$157.2	$73.6

Basic earnings per share
Continuing operations	$0.66	$0.60	$2.24	$1.41
Discontinued operations	0.05	0.01	0.08	0.01

Net income per share, basic	$0.71	$0.61	$2.32	$1.42

Diluted earnings per share
Continuing operations	$0.65	$0.60	$2.22	$1.40
Discontinued operations	0.05	0.01	0.07	0.01

Net income per share, diluted	$0.70	$0.61	$2.29	$1.41

Dividends per share	$0.26	$0.26	$0.78	$0.78

Weighted average common shares oustanding	68.1	52.5	67.8	52.0

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in millions except share data)	2005	2004

ASSETS
Cash and short-term investments	$252.9	$335.9
Receivables — net	620.3	582.8
Inventories	559.9	568.7
Other current assets	112.8	110.6

Total current assets	1,545.9	1,598.0

Property and equipment — at cost	2,608.0	2,731.3
Less accumulated depreciation	1,422.0	1,413.4

Property and equipment — net	1,186.0	1,317.9

Goodwill	1,144.5	1,153.8
Intangible assets — net	412.0	437.1
Investments in non-consolidated companies	8.0	7.4
Other assets	51.7	52.1

TOTAL	$4,348.1	$4,566.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$3.0	$8.2
Accounts payable	310.1	339.6
Accrued expenses and other current liabilities	346.4	309.5

Total current liabilities	659.5	657.3

Long-term debt	1,689.6	1,964.1
Postretirement health-care obligations	105.9	106.4
Noncurrent liabilities	182.4	170.7
Deferred income taxes	83.3	90.7

Total liabilities	2,720.7	2,989.2

Minority interest in consolidated companies	53.0	53.6
Contingencies and commitments
Shareholders’ equity:
Preferred stock without par value — authorized and unissued:
Serial preferred stock — 2,000,000 shares	—	—
Serial preference shares — 25,000,000 shares	—	—
Common shares without par value:
Authorized 120,000,000 shares
Outstanding — 67,994,273 shares as of September 30, 2005 after deducting 18,201,621 treasury shares, 66,778,865 shares as of December 31, 2004 after deducting 19,417,029 treasury shares	660.3	610.6
Retained earnings	1,001.6	897.4
Accumulated other comprehensive (loss) income	(87.5)	15.5

Total shareholders’ equity	1,574.4	1,523.5

TOTAL	$4,348.1	$4,566.3

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
	Ended September 30,
(in millions of dollars)	2005	2004

Cash provided by (used for):
Operating activities:
Net income	$157.2	$73.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	135.6	108.8
Write-off of acquired in-process research and development	—	33.5
Deferred income taxes	(1.5)	(6.6)
Restructuring and impairment charges	11.1	2.8
Change in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(73.3)	(79.5)
Inventories	(12.1)	(17.8)
Accounts payable, accrued expenses and other current liabilities	22.4	55.1
Other current assets	11.5	9.4
Other items - net	32.9	13.3

Total operating activities	283.8	192.6
Investing activities:
Capital expenditures	(91.5)	(82.4)
Acquisitions — net of cash received and liabilities assumed	—	(958.2)
Net proceeds from divestitures and sales of property and equipment	17.2	1.8
Other items — net	(0.2)	(0.3)

Total investing activities	(74.5)	(1,039.1)
Financing activities:
Changes in short-term debt — net	(4.9)	(69.7)
Repayments of long-term debt	(475.2)	(1,118.0)
Long-term borrowings	213.8	1,743.2
Dividends paid	(52.7)	(40.3)
Proceeds from the sale of common shares	—	427.2
Payment of debt issuance costs	—	(16.8)
Payment of treasury rate lock settlement	—	(73.9)
Proceeds from the exercise of stock options	37.4	12.8

Total financing activities	(281.6)	864.5
Effect of exchange rate changes on cash	(10.7)	7.4

Net (decrease) increase in cash and short-term investments	(83.0)	25.4
Cash and short-term investments at beginning of period	335.9	258.7

Cash and short-term investments at end of period	$252.9	$284.1

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals unless otherwise noted) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
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
2. Significant Accounting Policies
Net Income Per Share
Net income per share is computed by dividing net income by the weighted-average common shares outstanding during the period, including contingently issuable shares. Net income per diluted share includes the dilutive effect resulting from outstanding stock options and stock awards. Per share amounts are computed as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions except per share data)	2005	2004	2005	2004
Numerator:
Income from continuing operations	$44.8	$31.4	$152.3	$73.1

Denominator:
Weighted-average common shares outstanding	68.1	52.5	67.8	52.0
Dilutive effect of stock options and awards	0.9	0.5	0.8	0.4

Denominator for income from continuing operations per share, diluted	69.0	53.0	68.6	52.4

Income from continuing operations per share, basic	$0.66	$0.60	$2.24	$1.41

Income from continuing operations per share, diluted	$0.65	$0.60	$2.22	$1.40

Weighted-average shares issuable upon the exercise of stock options that were excluded from the diluted earnings per share calculations because they were antidilutive for the three and nine months ended September 30, 2004 were 0.3 million and 1.3 million, respectively.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions of dollars except per share data)	2005	2004	2005	2004
Reported net income	$48.6	$32.2	$157.2	$73.6
Plus: stock-based employee compensation (net of tax) included in net income	1.6	0.5	4.4	1.4
Less: stock-based employee compensation (net of tax) using the fair value method	(1.6)	(1.4)	(5.1)	(3.7)

Pro forma net income	$48.6	$31.3	$156.5	$71.3

Reported net income per share, basic	$0.71	$0.61	$2.32	$1.42

Pro forma net income per share, basic	$0.71	$0.59	$2.31	$1.38

Reported net income per share, diluted	$0.70	$0.61	$2.29	$1.41

Pro forma net income per share, diluted	$0.70	$0.59	$2.28	$1.37

New Accounting Standards
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This standard establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Board (APB) Opinion No. 20 and SFAS No. 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. This statement is effective for accounting changes and error corrections completed by the company starting January 1, 2006. The company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.
In March 2005, the FASB issued Interpretation (FIN) No. 47, “Accounting for Conditional Asset-Retirement Obligations.” This standard codifies SFAS No. 143, “Asset-Retirement Obligations,” and states that companies must recognize a liability for the fair value of a legal obligation to perform asset-retirement obligations that are conditional on a future event if the amount can be reasonably estimated. Specifically, FIN No. 47 provides additional guidance on whether the fair value is reasonably estimable. FIN No. 47 is effective for the company starting December 31, 2005. The company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.
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

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005
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
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This standard amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair-value measurement for nonmonetary exchanges of similar productive assets. This standard replaces this exception with a general exception from fair-value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The company’s adoption of this standard did not have a material impact on the financial statements.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation.
3. Acquisitions and Pro Forma Financial Information
On June 3, 2004, the company completed the acquisition of Noveon International, Inc. (Noveon International) for cash of $920.2 million (inclusive of $32.9 million in certain seller expenses) plus transaction costs of $11.4 million and less cash acquired of $103.0 million. In addition, the company assumed $1,103.1 million of long-term indebtedness from Noveon International. With the acquisition of Noveon International, the company has accelerated its program to attain a substantial presence in the personal care and coatings markets by adding a number of higher-growth, industry-leading products under highly recognizable brand names, including Carbopol® , to the company’s portfolio of lubricant and fuel additives and consumer products. Additionally, Noveon International has a number of industry-leading specialty materials businesses, including TempRite® chlorinated polyvinyl chloride and Estane® thermoplastic polyurethane.
The acquisition and related costs were financed initially with the proceeds of a $2,450.0 million 364-day bridge credit facility. Shortly after the acquisition, the company repaid substantially all of the assumed long-term debt of Noveon International with proceeds of the temporary bridge loan. In addition, the temporary bridge loan was repaid in full in

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005
September 2004 with the proceeds from the permanent financing obtained by the issuance of senior notes, debentures, bank term loans and equity.
The consolidated balance sheets as of September 30, 2005 and December 31, 2004 reflect the acquisition of Noveon International under the purchase method of accounting. The company recorded the various assets acquired and liabilities assumed, primarily working capital accounts, of Noveon International at their estimated fair values determined as of the acquisition date. Actuarial valuations were completed for the projected pension and other post-employment benefit obligations and were reflected in the purchase price allocation. Appraisals of long-lived assets and identifiable intangible assets, including an evaluation of in-process research and development (IPR&D) projects, were also obtained. Through June 2005, the company finalized certain aspects of the purchase price allocation primarily surrounding the valuation of the property, plant and equipment and the deferred tax accounts. In connection with the acquisition of Noveon International, the company has targeted non-core businesses with total revenues of approximately $500.0 million for disposition. This plan was contemplated at the time of acquisition and plan activities have been underway since the fourth quarter of 2004. In addition, through June 2005, the company continued the process of finalizing its reconciliation of the underlying fixed-asset records to the respective appraisals. As a result of both of these efforts, in the six months ended June 30, 2005, the company reduced the amount allocated to property, plant and equipment by $55.2 million since December 31, 2004. Depreciation expense for the three and six months ended June 30, 2005 included a related adjustment of $1.1 million and $2.3 million, respectively, representing the change in depreciation expense associated with the change in the estimated fair values assigned to property, plant and equipment. In addition, the deferred tax accounts were adjusted in June 2005 resulting in a decrease of $17.7 million to the net deferred tax liabilities since December 31, 2004. The goodwill associated with the transaction increased by $33.7 million in the six months ended June 30, 2005 representing the net impact of all adjustments recorded. The allocation of the purchase price was complete as of June 30, 2005 and the related actuarial valuations and appraisals obtained have been finalized.
The purchase price included the estimated fair value of IPR&D projects totaling $34.0 million that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. As a result, the full amount allocated to IPR&D was expensed in 2004. The amount charged to expense in the second quarter of 2004 was $35.0 million, of which $1.5 million was reversed in the third quarter of 2004. This amount was subsequently adjusted to $34.0 million in the fourth quarter of 2004. There were no changes to the valuation of IPR&D in 2005. The inventory step-up to fair value totaled $24.2 million, of which $4.9 million was expensed in each of the second and third quarters of 2004. As the remaining step-up relates to inventories accounted for on the LIFO method of accounting, the company does not anticipate that additional amounts of step-up will be expensed in the near term.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005
The adjusted fair value of the assets acquired and liabilities assumed in connection with the Noveon International acquisition was as follows as of June 30, 2005:

Fair Value of
Net Assets
(in millions of dollars)	Acquired
Receivables	$191.5
Inventories	180.5
Other current assets	47.4
Property and equipment	559.6
Goodwill	863.8
Intangible assets	379.1
Other non-current assets	18.2

Total assets	2,240.1

Accounts payable	129.4
Accrued expenses	107.2
Current and long-term debt	1,103.1
Noncurrent liabilities	71.8

Total liabilities	1,411.5

Increase in net assets from acquisition	$828.6

The company’s operating results for the nine months ended September 30, 2004 only include revenues and expenses of Noveon International since June 3, 2004, the date of acquisition.
The following unaudited pro forma operating data is presented for the nine months ended September 30, 2004 as if the Noveon International acquisition had been completed at January 1, 2004. The pro forma data gives effect to actual operating results prior to the acquisition. Adjustments to cost of sales for the inventory step-up charge, fixed asset depreciation, intangible asset amortization, the write-off of (credit for) acquired IPR&D, interest expense and income taxes related to the acquisition are reflected in the pro forma data. In addition, the company assumed that the bridge loan obtained at the time of the transaction closing was not replaced with the permanent long-term financing consisting of both debt and equity until the end of April, the fourth month in the period presented. These pro forma amounts do not purport to be indicative of the results that actually would have been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005

Nine Months
Ended
(in millions of dollars except per share data)	September 30, 2004
Total revenues	$2,748.8

Income from continuing operations	$96.2
Discontinued operations	0.4

Net income	$96.6

Basic earnings per share:
Continuing operations	$1.60
Discontinued operations	0.01

Net income per share, basic	$1.61

Diluted earnings per share:
Continuing operations	$1.59
Discontinued operations	0.01

Net income per share, diluted	$1.60

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
4. Divestitures
In September 2005, the company sold certain assets and liabilities of its U.S. and U.K. Lubrizol Performance Systems (LPS) operations, which were included in the Lubricant Additives segment. The company retained the tax-related assets and liabilities of its LPS operations. The company received cash of $13.5 million for these net assets. The LPS operations meet the definition of a “component of an entity” and have been accounted for as a discontinued operation under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The results of the LPS operations have been classified as discontinued operations in all periods presented.
Revenue from discontinued operations was $6.6 million and $20.3 million for the three and nine months ended September 30, 2005, respectively, compared to $5.4 million and $11.5 million for the corresponding periods in the prior year. Income from discontinued operations was $0.9 million and $2.0 million for the three and nine months ended September 30, 2005, respectively, compared to $0.8 million and $0.5 million for the corresponding periods in the prior year. The three and nine months ended September 30, 2005 included a $4.2 million pre-tax gain ($2.9 million net of tax). Income from discontinued operations are net of tax expenses of $0.5 million and $0.7 million for the three and nine months ended September 30, 2005, respectively, compared to tax expense of $0.1 million for the three months ended September 30, 2004 and tax credits of $0.2 million for the nine months ended September 30, 2004.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005
The company’s consolidated balance sheet as of December 31, 2004 included $16.1 million in current assets, $3.1 million in property, plant and equipment, $1.1 million in other assets, $10.9 million in liabilities and $0.9 million in other comprehensive income — currency translation adjustment pertaining to LPS.
5. Inventory
The company’s inventory was comprised of the following as of September 30, 2005 and December 31, 2004:

	September 30,	December 31,
(in millions of dollars)	2005	2004
Finished products	$320.4	$311.2
Products in process	79.6	75.9
Raw materials	132.0	153.1
Supplies and engine test parts	27.9	28.5

Total inventory	$559.9	$568.7

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

	September 30, 2005		December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(in millions of dollars)	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists	$152.5	$13.5	$157.3	$6.8
Technology	144.4	33.1	144.4	25.4
Trademarks	24.5	3.8	24.4	2.3
Patents	12.1	2.2	13.2	1.5
Land-use rights	7.2	0.9	7.1	0.8
Non-compete agreements	8.9	5.3	8.9	3.8
Other	5.5	0.7	5.9	0.5

Total amortized intangible assets	355.1	59.5	361.2	41.1

Non-amortized trademarks	116.4	—	117.0	—

Total	$471.5	$59.5	$478.2	$41.1

Annual intangible amortization expense for the next five years will approximate $25.6 million for 2005, $25.4 million in 2006, $23.9 million in 2007, $22.4 million in 2008 and $20.6 million in 2009.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005
The carrying amount of goodwill by reporting segment as of September 30, 2005 is as follows:

	Lubricant	Specialty
(in millions of dollars)	Additives	Chemicals	Total
Balance, January 1, 2005	$100.9	$1,052.9	$1,153.8
Goodwill adjustments	—	32.6	32.6
Translation & other adjustments	(2.2)	(39.7)	(41.9)

Balance, September 30, 2005	$98.7	$1,045.8	$1,144.5

The adjustment to goodwill recorded in 2005 relates to the Noveon International purchase accounting.
Goodwill is tested for impairment at the reporting unit level annually as of October 1 of each year or if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
7. Comprehensive Income
Total comprehensive income for the three and nine months ended September 30, 2005 and 2004 was comprised of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions of dollars)	2005	2004	2005	2004
Net income	$48.6	$32.2	$157.2	$73.6
Foreign currency translation adjustment	1.0	8.4	(106.1)	0.7
Pension plan minimum liability	—	—	—	0.3
Unrealized gains - natural gas hedges	0.8	—	1.0	0.2
Unrealized gains - interest rate swaps	—	—	—	2.1
Amortization of treasury rate locks	0.7	(40.0)	2.1	(48.0)

Total comprehensive income	$51.1	$0.6	$54.2	$28.9

8. Segment Reporting
The company is organized into two operating and reporting segments: Lubricant Additives and Specialty Chemicals. The Lubricant Additives segment, also referred to as Lubrizol Additives, represented 57% and 56% of the company’s consolidated revenues for the three and nine months ended September 30, 2005, respectively, and is comprised of the company’s businesses in engine additives, specialty driveline and industrial oil additives and services and equipment. The Specialty Chemicals segment, also referred to as the Noveon segment, represented 43% and 44% of the company’s consolidated revenues for the three and nine months ended September 30, 2005, respectively, and is comprised of the businesses of the acquired Noveon International and the former performance chemicals group of the company.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005
Lubricant Additives consists of three product lines: engine additives; specialty driveline and industrial oil additives; and services and equipment. Engine additives is comprised of additives for lubricating engine oils, such as for gasoline, diesel, marine and stationary gas engines and additive components, and additives for fuel products and refinery and oil field chemicals. In addition, this product line sells additive components and viscosity improvers within its lubricant and fuel additives product areas. Specialty driveline and industrial oil additives is comprised of additives for driveline oils, such as automatic transmission fluids, gear oils and tractor lubricants and industrial oil additives, such as additives for hydraulic, grease and metalworking fluids, as well as compressor lubricants. Services and equipment is comprised of particulate emission trap devices, FluiPak® sensor systems and outsourcing strategies for supply chain and knowledge center management. Lubricant Additives product lines are produced generally in company-owned shared manufacturing facilities and sold largely to a common customer base.
The Specialty Chemicals segment consists of consumer specialties, specialty materials and performance coatings product lines. The consumer specialties product line is characterized by global production of acrylic thickeners, specialty monomers, film formers, fixatives, emollients, silicones, surfactants, botanicals, active pharmaceutical ingredients and intermediates, process chemicals, benzoate preservatives, fragrances, defoamers, synthetic food and technical dyes, rubber and lubricant antioxidants and rubber accelerators. The company markets products in the consumer specialties product line to the following primary end-use industries: personal care, food and beverage, automotive, aerospace and pharmaceuticals. The consumer specialties products are sold to customers worldwide and these customers include major manufacturers of cosmetics, personal care products, water soluble polymers, household products, soft drinks and food products and major manufacturers in the automotive and aerospace industries. The specialty materials product line is characterized by products such as chlorinated polyvinyl chloride (CPVC) resins and compounds and is also a producer of thermoplastic polyurethane (TPU) and cross-linked polyethylene compounds (PEX). The company markets products of specialty materials through the primary product category of specialty plastics. Specialty materials products are sold to a diverse customer base comprised of major manufacturers in the construction, automotive, telecommunications, electronics and recreation industries. The performance coatings product line includes high-performance polymers for specialty paper, printing and packaging, industrial and architectural specialty coatings and textile applications. The company markets the performance coatings products through the primary product categories of performance polymers and coatings and textile performance chemicals. Performance coatings products serve major companies in the specialty paper, printing and packaging, paint and coatings, and textile industries.
The company primarily evaluates performance and allocates resources based on segment operating income, defined as revenues less expenses identifiable to the product lines included within each segment, as well as projected future returns. Segment operating income will reconcile to consolidated income from continuing operations before income taxes by deducting corporate expenses and corporate other income (expense) that are not attributed to the operating segments, the write-off of (credit for) acquired IPR&D, restructuring and impairment charges and net interest expense.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005
The following table presents a summary of the results of the company’s reportable segments for the three and nine months ended September 30, 2005 and 2004:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions of dollars)	2005	2004	2005	2004
Revenues from external customers:
Lubricant Additives	$574.1	$509.3	$1,704.9	$1,517.8
Specialty Chemicals	440.0	407.8	1,333.1	693.4

Total revenues	$1,014.1	$917.1	$3,038.0	$2,211.2

Segment operating income:
Lubricant Additives	$68.6	$66.0	$220.7	$201.6
Specialty Chemicals	47.5	29.6	150.5	46.0

Segment operating income	116.1	95.6	371.2	247.6

Corporate expenses	(16.7)	(10.5)	(47.4)	(32.2)
Corporate other income (expense)	(0.8)	1.0	(1.1)	2.7
Credit for (write-off of) acquired IPR&D	—	1.5	—	(33.5)
Restructuring and impairment charges	(7.4)	(10.5)	(18.9)	(17.9)
Interest expense — net	(25.1)	(26.1)	(74.4)	(48.5)

Income from continuing operations before income taxes	$66.1	$51.0	$229.4	$118.2

The company’s total assets by segment were as follows:

	September 30,	December 31,
(in millions of dollars)	2005	2004
Segment total assets:
Lubricant Additives	$1,322.0	$1,337.1
Specialty Chemicals	2,542.7	2,669.2

Total segment assets	3,864.7	4,006.3

Corporate assets	483.4	560.0

Total consolidated assets	$4,348.1	$4,566.3

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005
9. Pension and Postretirement Benefits
The components of net periodic pension cost and postretirement benefits costs consist of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions of dollars)	2005	2004	2005	2004
Pension benefits:
Service cost — benefits earned during period	$7.0	$7.0	$21.2	$15.7
Interest cost on projected benefit obligation	7.8	7.3	23.8	20.1
Expected return on plan assets	(6.7)	(6.9)	(20.3)	(20.1)
Amortization of prior service costs	0.6	0.5	1.7	1.5
Amortization of initial net asset obligation	—	(0.1)	0.1	(0.5)
Settlements loss	—	5.7	—	5.7
Recognized net actuarial loss	1.3	0.9	3.9	2.6

Net periodic benefit cost	$10.0	$14.4	$30.4	$25.0

Other benefits:
Service cost — benefits earned during period	$0.3	$0.6	$1.4	$1.9
Interest cost on projected benefit obligation	1.3	1.6	4.5	5.1
Amortization of prior service costs	(2.1)	(1.5)	(5.5)	(4.6)
Recognized net actuarial loss	0.5	0.7	1.6	1.9

Net periodic benefit cost	$—	$1.4	$2.0	$4.3

Expected employer contributions worldwide for pension benefits in 2005 approximate $38.1 million for the qualified plans, of which $35.7 million was paid in the nine months ended September 30, 2005. The portion of the 2005 total expected contributions attributable to the U.S. qualified pension plans is $23.6 million, all of which was paid in the nine months ended September 30, 2005. The non-qualified pension plans and postretirement benefit plans are unfunded. As a result, the 2005 expected contributions to these plans of $2.1 million and $4.7 million, respectively, represent actuarial estimates of future assumed payments based on historic retirement and payment patterns as well as medical trend rates and historical claim information, as appropriate.
As part of the Noveon International integration efforts to provide consistent benefits, the company communicated to employees in May 2005 changes to the benefits structure of certain of its U.S. pension and postretirement benefit plans. This communication triggered a remeasurement of the related benefit obligations and net periodic benefit cost in 2005 for both the legacy Noveon International U.S. pension plans as well as for the U.S. postretirement benefit plan. As a result of the second quarter remeasurement, the discount rate for the legacy Noveon International U.S. pension plans was reduced by 25 basis points to 5.75%. In addition, the discount rate for the U.S. postretirement benefit plan was reduced by 50 basis points to 5.75%. The net impact of the benefit and actuarial assumption changes reduced our aggregate net periodic pension and postretirement benefit cost by $1.3 million and $2.2 million in the

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005
three and nine months ended September 30, 2005, respectively. The annual savings resulting from this benefits change projected for 2005 are estimated at approximately $3.5 million and the annualized savings are estimated to be approximately $5.3 million.
10. Restructuring and Impairment Charges
In the three and nine months ended September 30, 2005, the company recorded aggregate restructuring charges of $1.2 million and $12.7 million, respectively. The restructuring charges were related primarily to the phase-out of manufacturing facilities in both the Lubricant Additives and Specialty Chemicals segments as well as other workforce reductions. The company also recorded an impairment charge of $6.2 million in September 2005 at one of our European Specialty Chemicals segment facilities based on the fair value estimates obtained in our divestiture proceedings.
The following table shows the reconciliation of the restructuring liability since December 31, 2004 by major restructuring activity:

	Liability			Restructuring	Liability
	December 31,	Restructuring		Asset	September 30,
(in millions of dollars)	2004	Charges	Cash Paid	Impairments	2005
Coatings plant closures and workforce reductions	$—	$7.6	$(1.7)	$(4.2)	$1.7
Bromborough, United Kingdom closure	—	4.2	(1.8)	(0.7)	1.7
Corporate workforce reductions	2.7	0.7	(3.0)	—	0.4
Noveon International restructuring liabilities assumed	6.1	0.2	(4.6)	—	1.7

	$8.8	$12.7	$(11.1)	$(4.9)	$5.5

In May 2005, the company announced the reorganization of the Specialty Chemicals performance coatings product line. This product line includes businesses acquired from Noveon International as well as businesses included in the company’s legacy operations. In connection with the reorganization, management eliminated 19 positions in North America and Europe. These reductions were completed by September 30, 2005 and resulted in a severance-related charge of $0.1 million and $1.3 million recorded in the three and nine months ended September 30, 2005, respectively.
In the first quarter of 2005, management made the decision and the announcement to close two Specialty Chemicals performance coatings production facilities in the United States. The aggregate restructuring charge recorded for these closures for the three months ended September 30, 2005 was $0.5 million, comprised primarily of severance costs. The aggregate restructuring charge recorded for these closures for the nine months ended September 30, 2005 was $6.3 million, comprised of $4.2 million in asset impairments, $0.9 million in exit costs and $1.2 million in severance costs. The company estimates it will incur cumulative severance costs of approximately $2.1 million relating to these closures. An impairment charge for both plants was recorded in the first quarter of 2005 to reflect the related assets at their estimated fair values. The estimated fair value of the assets was determined primarily from third-party appraisals. Production for these sites will be transferred to other facilities in the United States. The facility in Mountaintop, Pennsylvania was closed in October of 2005, while the facility in Linden, New Jersey is scheduled to close in the second quarter of 2006. These closures will result in a workforce reduction of 62 employees by the second quarter of 2006.
In December 2004, management made the decision to close the Lubricant Additives manufacturing facility in Bromborough, United Kingdom. The company announced this decision in January 2005. The company determined, as of December 31, 2004, that an impairment of certain of the facility’s long-lived assets had been triggered by this decision in the fourth quarter of 2004. As a result, a $17.0 million impairment charge was recorded in December 2004

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005
to reflect the related assets at their estimated fair values. The estimated fair value of the assets was determined using a discounted cash flow model. Production phase-out of this site began in the third quarter of 2005 and is expected to be completed by late 2006. During this phase-out, United Kingdom production will be transferred to facilities in France and the United States. Approximately 69 employees will be impacted by this closure. The aggregate restructuring charge recorded for this closure for the three months ended September 30, 2005 was $0.8 million, comprised primarily of severance costs. The aggregate restructuring charge recorded for this closure for the nine months ended September 30, 2005 was $4.2 million, comprised of $0.7 million in asset impairments, $0.5 million in exit costs and $3.0 million in severance costs. The company currently anticipates that pre-tax charges for cash expenditures of approximately $13.5 million to $15.5 million will be incurred in 2005 through 2007 to satisfy severance and retention obligations, plant dismantling, site restoration and other site environmental evaluation costs and lease-related costs, including the $4.2 million recorded through September 30, 2005.
In 2004, the company eliminated more than 100 positions, primarily affecting technical and commercial employees located at the Wickliffe, Ohio headquarters. Most of these workforce reductions were related to the restructuring following the acquisition of Noveon International. These reductions were completed by December 31, 2004. In the second quarter of 2005, the company began a process of identifying further opportunities to increase efficiency and productivity, reduce costs and support the company’s integration strategy of the Noveon International acquisition. As a result, the company reduced headcount in the general and administrative area of its headquarters’ offices in Ohio. Through these restructuring efforts, the company eliminated seven positions resulting in a severance-related charge of $0.7 million in the nine months ended September 30, 2005. All of the affected employees had left their positions by June 30, 2005 and the remaining personnel-related costs are expected to be paid by 2006. The company continues to evaluate other opportunities to integrate general and administrative functions. As such opportunities are identified in future periods, the company expects further restructuring charges.
The company assumed a restructuring liability of $7.2 million in 2004 relating to the legacy operations of Noveon International. This liability was $6.1 million at December 31, 2004 and $1.7 million at September 30, 2005.
The charges for these cost reduction initiatives and impairments are reported as a separate line item in the consolidated income statements, entitled “Restructuring and impairment charges” and are included in the “Total cost and expenses” subtotal on the consolidated income statements.
11. Debt
On September 14, 2005, certain wholly owned foreign subsidiaries of the company entered into a new five-year unsecured €250.0 million revolving credit agreement. This credit agreement permits these designated foreign subsidiaries to borrow at variable rates based on EURIBOR plus a specified credit spread. The company has guaranteed all obligations of the borrowers under the credit agreement. On September 20, 2005, Europe Chemical Holdings C.V. borrowed €175.0 million under this agreement. During the three and nine months ended September 30, 2005, the company repaid $350.0 million and $475.0 million, respectively against the bank term loan. The balance outstanding at September 30, 2005 under the term-loan arrangement was $25.0 million.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005
12. Shareholders’ Equity
The following table summarizes the changes in shareholders’ equity since January 1, 2005:

		Shareholders’ Equity
				Accumulated
	Number of			Other
	Shares	Common	Retained	Comprehensive
	Outstanding	Shares	Earnings	Income (Loss)	Total
(in millions)
Balance, January 1, 2005	66.8	$610.6	$897.4	$15.5	$1,523.5

Comprehensive income:
Net income			157.2	—	157.2
Other comprehensive loss			—	(103.0)	(103.0)

Comprehensive income					54.2
Dividends declared			(53.0)	—	(53.0)
Deferred stock compensation	0.2	8.0	—	—	8.0
Common shares — treasury:
Shares issued upon exercise of stock options and awards	1.0	41.7	—	—	41.7

Balance, September 30, 2005	68.0	$660.3	$1,001.6	$(87.5)	$1,574.4

13. Contingencies
The company has numerous purchase commitments for materials, supplies and energy in the ordinary course of business. The company has numerous sales commitments for product supply contracts in the ordinary course of business.
General
The patent infringement suit filed against the company by Afton Chemical Company in federal court in Virginia in the second quarter of 2005 was dismissed with finality on October 27, 2005. The company incurred no liability.
In addition, there are pending or threatened claims, lawsuits and administrative proceedings against the company or its subsidiaries, all arising from the ordinary course of business with respect to commercial, product liability and environmental matters, which seek remedies or damages. The company believes that any liability that finally may be determined with respect to commercial and product liability claims should not have a material adverse effect on the company’s consolidated financial position, results of operations or cash flows. From time to time, the company is also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.
Environmental
The company’s environmental engineers and consultants review and monitor environmental issues at operating facilities and, where appropriate, the company initiates corrective and/or preventive environmental projects to ensure

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005
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
The company’s environmental reserves, measured on an undiscounted basis, totaled $27.3 million at September 30, 2005 and $26.4 million at December 31, 2004. Of these amounts, $3.5 million and $4.5 million were included in accrued expenses and other current liabilities at September 30, 2005 and December 31, 2004, respectively. The company’s September 30, 2005 balance sheet includes liabilities, measured on an undiscounted basis, of $17.8 million to cover future environmental expenditures for Noveon International sites either payable by Noveon International or indemnifiable by Goodrich. Accordingly, the current portion of the Noveon International environmental obligations of $0.7 million is recorded in accrued expenses and other current liabilities and $0.4 million of the recovery due from Goodrich is recorded in receivables. Non-current Noveon International liabilities include $17.1 million and other assets include $2.6 million reflecting the recovery due from Goodrich. Goodrich provided Noveon International with an indemnity for various environmental liabilities. The company estimates Goodrich’s share of such currently identified liabilities under the indemnity, which extends through February 2011, to be approximately $3.0 million. There are specific environmental contingencies for company-owned sites for which third parties such as past owners and/or operators are the named PRPs and also for which the company is indemnified by Goodrich. Goodrich is currently indemnifying Noveon International for several environmental remediation projects. Goodrich’s share of all of these liabilities may increase to the extent such third parties fail to honor their obligations through February 2011.
The company believes that its environmental accruals are adequate based on currently available information. The company believes that it is reasonably possible that $4.4 million in additional costs may be incurred at certain locations beyond the amounts accrued as a result of new information, newly discovered conditions, changes in remediation standards or technologies or a change in the law. Additionally, as the indemnification from Goodrich extends through February 2011, changes in assumptions regarding when costs will be incurred may result in additional expenses to the company. Additional costs in excess of $4.4 million cannot currently be estimated.
14. Guarantor and Non-Guarantor Subsidiary Information
The repayment of the unsecured senior notes, debentures and bank term loans is unconditionally guaranteed on a joint and several basis by the company and its direct and indirect, wholly owned, domestic subsidiaries. The following supplemental condensed consolidating financial information presents the company’s statements of income for the three

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005
and nine months ended September 30, 2005 and 2004, its balance sheets as of September 30, 2005 and December 31, 2004 and its statements of cash flow for the nine months ended September 30, 2005 and 2004. The elimination of intercompany profit in inventory as of the respective balance sheet date is reflected in the eliminations columns of the condensed consolidating financial information.

	Condensed Consolidating Statement of Income
	Three Months Ended September 30, 2005
	Parent	Subsidiary	Other		Total
(in millions of dollars)	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$335.5	$328.7	$497.0	$(147.8)	$1,013.4
Royalties and other revenues	0.6	0.1	—	—	0.7

Total revenues	336.1	328.8	497.0	(147.8)	1,014.1

Cost of sales	268.5	256.4	388.3	(147.8)	765.4
Selling and administrative expenses	38.2	29.9	25.0	—	93.1
Research, testing and development expenses	22.4	9.6	17.9	—	49.9
Amortization of intangible assets	0.7	4.0	1.6	—	6.3
Restructuring and impairment charges	—	—	7.4	—	7.4

Total costs and expenses	329.8	299.9	440.2	(147.8)	922.1

Other income (expense) — net	5.7	8.3	(15.0)	0.2	(0.8)
Interest (expense) income — net	(26.0)	—	0.9	—	(25.1)
Equity in income of subsidiaries	60.0	14.7	—	(74.7)	—

Income from continuing operations before income taxes	46.0	51.9	42.7	(74.5)	66.1
Provision (benefit) for income taxes	(2.6)	11.8	12.1	—	21.3

Income from continuing operations	48.6	40.1	30.6	(74.5)	44.8
Discontinued operations — net of tax	—	2.8	1.0	—	3.8

Net income	$48.6	$42.9	$31.6	$(74.5)	$48.6

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005

	Condensed Consolidating Statement of Income
	Nine Months Ended September 30, 2005
	Parent	Subsidiary	Other		Total
(in millions of dollars)	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$997.4	$980.5	$1,500.9	$(443.0)	$3,035.8
Royalties and other revenues	1.9	0.2	0.1	—	2.2

Total revenues	999.3	980.7	1,501.0	(443.0)	3,038.0

Cost of sales	790.9	763.3	1,156.4	(443.0)	2,267.6
Selling and administrative expenses	111.4	88.2	79.1	—	278.7
Research, testing and development expenses	68.4	29.4	53.2	—	151.0
Amortization of intangible assets	2.2	12.1	4.6	—	18.9
Restructuring and impairment charges	4.7	2.6	11.6	—	18.9

Total costs and expenses	977.6	895.6	1,304.9	(443.0)	2,735.1

Other income (expense) — net	20.4	15.1	(33.3)	(1.3)	0.9
Interest (expense) income — net	(78.1)	(1.0)	4.7	—	(74.4)
Equity in income of subsidiaries	191.9	59.9	—	(251.8)	—

Income from continuing operations before income taxes	155.9	159.1	167.5	(253.1)	229.4
Provision (benefit) for income taxes	(1.5)	34.2	44.4	—	77.1

Income from continuing operations	157.4	124.9	123.1	(253.1)	152.3
Discontinued operations — net of tax	(0.2)	3.3	1.8	—	4.9

Net income	$157.2	$128.2	$124.9	$(253.1)	$157.2

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005

	Condensed Consolidating Statement of Income
	Three Months Ended September 30, 2004
	Parent	Subsidiary	Other		Total
(in millions of dollars)	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$308.6	$305.7	$440.8	$(139.2)	$915.9
Royalties and other revenues	0.9	0.3	—	—	1.2

Total revenues	309.5	306.0	440.8	(139.2)	917.1

Cost of sales	236.4	251.7	339.6	(139.2)	688.5
Selling and administrative expenses	36.1	19.9	30.7	—	86.7
Research, testing and development expenses	24.8	13.5	12.7	—	51.0
Amortization of intangible assets	0.7	3.8	0.5	—	5.0
Credit for acquired in-process research and development	—	(1.5)	—	—	(1.5)
Restructuring and impairment charges	8.4	0.2	1.9	—	10.5

Total costs and expenses	306.4	287.6	385.4	(139.2)	840.2

Other income (expense) — net	8.3	3.3	(10.9)	(0.5)	0.2
Interest (expense) income — net	(27.4)	0.8	0.5	—	(26.1)
Equity in income of subsidiaries	45.4	15.3	—	(60.7)	—

Income from continuing operations before income taxes	29.4	37.8	45.0	(61.2)	51.0
Provision (benefit) for income taxes	(2.8)	0.1	22.3	—	19.6

Income from continuing operations	32.2	37.7	22.7	(61.2)	31.4
Discontinued operations — net of tax	—	0.2	0.6	—	0.8

Net income	$32.2	$37.9	$23.3	$(61.2)	$32.2

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005

	Condensed Consolidating Statement of Income
	Nine Months Ended September 30, 2004
	Parent	Subsidiary	Other		Total
(in millions of dollars)	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$924.3	$500.6	$1,119.7	$(336.8)	$2,207.8
Royalties and other revenues	2.6	0.7	0.1	—	3.4

Total revenues	926.9	501.3	1,119.8	(336.8)	2,211.2

Cost of sales	688.8	405.7	882.4	(336.8)	1,640.1
Selling and administrative expenses	108.9	35.6	62.7	—	207.2
Research, testing and development expenses	79.9	20.3	36.7	—	136.9
Amortization of intangible assets	2.2	7.4	1.8	—	11.4
Write-off of acquired in-process research and development	—	33.5	—	—	33.5
Restructuring and impairment charges	14.1	0.2	3.6	—	17.9

Total costs and expenses	893.9	502.7	987.2	(336.8)	2,047.0

Other income (expense) — net	28.1	10.0	(33.8)	(1.8)	2.5
Interest (expense) income — net	(47.0)	(2.5)	1.0	—	(48.5)
Equity in income of subsidiaries	66.8	23.7	—	(90.5)	—

Income from continuing operations before income taxes	80.9	29.8	99.8	(92.3)	118.2
Provision for income taxes	7.3	0.2	37.6	—	45.1

Income from continuing operations	73.6	29.6	62.2	(92.3)	73.1
Discontinued operations — net of tax	—	(0.3)	0.8	—	0.5

Net income	$73.6	$29.3	$63.0	$(92.3)	$73.6

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005

	Condensed Consolidating Balance Sheet
	September 30, 2005
	Parent	Subsidiary	Other		Total
(in millions of dollars)	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and short-term investments	$94.2	$9.2	$149.5	$—	$252.9
Receivables — net	137.7	147.9	334.7	—	620.3
Inventories	99.9	175.4	316.2	(31.6)	559.9
Other current assets	73.5	20.0	8.7	10.6	112.8

Total current assets	405.3	352.5	809.1	(21.0)	1,545.9

Property and equipment — net	385.7	451.6	348.7	—	1,186.0
Goodwill	27.1	676.4	441.0	—	1,144.5
Intangible assets — net	10.2	273.9	127.9	—	412.0
Investments in subsidiaries and intercompany balances	2,645.7	1,849.9	579.5	(5,075.1)	—
Investments in non-consolidated companies	6.6	1.4	—	—	8.0
Other assets	33.7	2.5	15.5	—	51.7

TOTAL	$3,514.3	$3,608.2	$2,321.7	$(5,096.1)	$4,348.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$—	$0.1	$2.9	$—	$3.0
Accounts payable	111.0	88.7	110.4	—	310.1
Accrued expenses and other current liabilities	117.7	105.8	122.9	—	346.4

Total current liabilities	228.7	194.6	236.2	—	659.5

Long-term debt	1,472.8	0.1	216.7	—	1,689.6
Postretirement health-care obligations	95.0	4.4	6.5	—	105.9
Noncurrent liabilities	56.7	44.5	81.2	—	182.4
Deferred income taxes	65.7	(8.9)	26.5	—	83.3

Total liabilities	1,918.9	234.7	567.1	—	2,720.7

Minority interest in consolidated companies	—	—	—	53.0	53.0

Total shareholders’ equity	1,595.4	3,373.5	1,754.6	(5,149.1)	1,574.4

TOTAL	$3,514.3	$3,608.2	$2,321.7	$(5,096.1)	$4,348.1

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005

	Condensed Consolidating Balance Sheet
	December 31, 2004
	Parent	Subsidiary	Other		Total
(in millions of dollars)	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and short-term investments	$40.3	$(0.1)	$295.7	$—	$335.9
Receivables — net	128.3	158.9	295.6	—	582.8
Inventories	115.7	174.3	309.6	(30.9)	568.7
Other current assets	67.7	20.7	11.6	10.6	110.6

Total current assets	352.0	353.8	912.5	(20.3)	1,598.0

Property and equipment — net	401.0	498.3	418.6	—	1,317.9
Goodwill	27.1	633.1	493.6	—	1,153.8
Intangible assets — net	11.4	286.1	139.6	—	437.1
Investments in subsidiaries and intercompany balances	3,087.0	1,625.9	(238.0)	(4,474.9)	—
Investments in non-consolidated companies	5.7	1.7	—	—	7.4
Other assets	33.6	5.5	13.0	—	52.1

TOTAL	$3,917.8	$3,404.4	$1,739.3	$(4,495.2)	$4,566.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$—	$—	$8.2	$—	$8.2
Accounts payable	118.3	99.4	121.9	—	339.6
Accrued expenses and other current liabilities	145.0	54.8	109.7	—	309.5

Total current liabilities	263.3	154.2	239.8	—	657.3

Long-term debt	1,957.2	—	6.9	—	1,964.1
Postretirement health-care obligations	96.3	3.9	6.2	—	106.4
Noncurrent liabilities	47.5	40.5	82.7	—	170.7
Deferred income taxes	16.0	41.7	33.0	—	90.7

Total liabilities	2,380.3	240.3	368.6	—	2,989.2

Minority interest in consolidated companies	—	—	—	53.6	53.6

Total shareholders’ equity	1,537.5	3,164.1	1,370.7	(4,548.8)	1,523.5

TOTAL	$3,917.8	$3,404.4	$1,739.3	$(4,495.2)	$4,566.3

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2005
	Parent	Subsidiary	Other		Total
(in millions of dollars)	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
Net income	$157.2	$128.2	$124.9	$(253.1)	$157.2
Adjustments to reconcile net income to cash provided by (used for) operating activities	102.1	41.9	(270.5)	253.1	126.6

Total operating activities	259.3	170.1	(145.6)	—	283.8

INVESTING ACTIVITIES:
Capital expenditures	(30.2)	(27.1)	(34.2)	—	(91.5)
Net proceeds from divestitures and sales of property and equipment	2.1	10.1	5.0	—	17.2
Other items — net	(0.2)	0.1	(0.1)	—	(0.2)

Total investing activities	(28.3)	(16.9)	(29.3)	—	(74.5)

FINANCING ACTIVITIES:
Changes in short-term debt — net	—	—	(4.9)	—	(4.9)
Repayments of long-term debt	(475.0)	—	(0.2)	—	(475.2)
Long-term borrowings	—	(0.4)	214.2	—	213.8
Dividends paid	(52.7)	—	—	—	(52.7)
Changes in intercompany activities	313.2	(146.1)	(167.1)	—	—
Proceeds from the exercise of stock options	37.4	—	—	—	37.4

Total financing activities	(177.1)	(146.5)	42.0	—	(281.6)

Effect of exchange rate changes on cash	—	2.6	(13.3)	—	(10.7)

Net increase (decrease) in cash and short-term investments	53.9	9.3	(146.2)	—	(83.0)
Cash and short-term investments at beginning of period	40.3	(0.1)	295.7	—	335.9

Cash and short-term investments at end of period	$94.2	$9.2	$149.5	$—	$252.9

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2005

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2004
	Parent	Subsidiary	Other		Total
(in millions of dollars)	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
Net income	$73.6	$29.3	$63.0	$(92.3)	$73.6
Adjustments to reconcile net income to cash provided by (used for) operating activities	(6.4)	(33.3)	66.4	92.3	119.0

Total operating activities	67.2	(4.0)	129.4	—	192.6

INVESTING ACTIVITIES:
Capital expenditures	(39.7)	(19.5)	(23.2)	—	(82.4)
Acquisitions — net of cash received and liabilities assumed	(3.6)	(828.4)	(126.2)	—	(958.2)
Net proceeds from sale of property and equipment	0.6	—	1.3	—	1.9
Other items — net	(0.5)	0.1	—	—	(0.4)

Total investing activities	(43.2)	(847.8)	(148.1)	—	(1,039.1)

FINANCING ACTIVITIES:
Changes in short-term debt — net	—	(78.3)	8.6	—	(69.7)
Repayments of long-term debt	(93.4)	(1,024.6)	—	—	(1,118.0)
Long-term borrowings	1,741.7	—	1.5	—	1,743.2
Dividends paid	(40.3)	—	—	—	(40.3)
Changes in intercompany activities	(2,006.9)	1,966.0	40.9	—	—
Proceeds from sale of common shares	427.2	—	—	—	427.2
Payment of debt issuance costs	(16.8)	—	—	—	(16.8)
Payment of treasury rate lock settlement	(73.9)	—	—	—	(73.9)
Proceeds from the exercise of stock options	12.8	—	—	—	12.8

Total financing activities	(49.6)	863.1	51.0	—	864.5

Effect of exchange rate changes on cash	6.4	(0.8)	1.8	—	7.4

Net (decrease) increase in cash and short-term investments	(19.2)	10.5	34.1	—	25.4
Cash and short-term investments at beginning of period	56.2	(1.0)	203.5	—	258.7

Cash and short-term investments at end of period	$37.0	$9.5	$237.6	$—	$284.1

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
OVERVIEW
We are an innovative specialty chemical company that produces and supplies technologies that improve the quality and performance of our customers’ products in the global transportation, industrial and consumer markets. Our business is founded on technological leadership. Innovation provides opportunities for us in growth markets as well as advantages over our competitors. From a base of approximately 2,100 patents, we use our product development and formulation expertise to sustain our leading market positions and fuel our future growth. We create additives, ingredients, resins and compounds that enhance the performance, quality and value of our customers’ products, while minimizing their environmental impact. Our products are used in a broad range of applications, and are sold into stable markets such as those for engine oils, specialty driveline lubricants and metalworking fluids, as well as higher-growth markets such as personal care and pharmaceutical products and performance coatings and inks. Our specialty materials products are also used in a variety of industries, including the construction, sporting goods, medical products and automotive industries. We are an industry leader in the majority of our product lines.
We are geographically diverse, with an extensive global manufacturing, supply chain, technical and commercial infrastructure. We operate facilities in 27 countries, comprised of production facilities in 21 countries and laboratories in 11 countries, through the efforts of more than 7,600 employees. We sell our products in more than 100 countries and believe that our customers value our ability to provide customized, high-quality, cost-effective performance formulations and solutions worldwide. We also believe that our customers value our global supply chain capabilities.
In September 2005, we sold certain assets and liabilities of our U.S. and U.K. Lubrizol Performance Systems (LPS) operations, which were included in the Lubricant Additives segment. We have reflected the results of the LPS business as a discontinued operation in the consolidated statements of income for all periods presented. Accordingly, historical consolidated statements of income amounts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the discontinued operation. We recorded a gain on sale of discontinued operations of $4.2 million ($2.9 million net of tax), in the third quarter of 2005.
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
Our consolidated balance sheets as of September 30, 2005 and December 31, 2004 reflect the acquisition of Noveon International under the purchase method of accounting. We recorded the various assets acquired and liabilities assumed, primarily working capital accounts, of Noveon International at their estimated fair values determined as of the acquisition date. Actuarial valuations were completed for the projected pension and other post-employment benefit obligations and were reflected in the purchase price allocation. We also obtained appraisals of long-lived assets and identifiable intangible assets, including an evaluation of in-process research and development (IPR&D) projects. Through June 2005, we finalized certain aspects of the purchase price allocation primarily surrounding the valuation of the property, plant and equipment and the deferred tax accounts. In connection with the acquisition of Noveon International, we have targeted non-core businesses with total revenues of approximately $500.0 million for disposition. This plan was contemplated at the time of acquisition and plan activities have been underway since the fourth quarter of 2004. In addition, through June 2005, we continued the process of finalizing the reconciliation of the underlying fixed-asset records to the respective appraisals. As a result of both of these efforts, in the six months ended June 30, 2005, we reduced the amount allocated to property, plant and equipment by $55.2 million since December 31, 2004. Depreciation expense for the three and six months ended June 30, 2005 included a related adjustment of $1.1 million and $2.3 million, respectively, representing the change in depreciation expense associated with the change in the estimated fair values assigned to property, plant and equipment. In addition, the deferred tax accounts were adjusted in June 2005 resulting in a decrease of $17.7 million to the net deferred tax liabilities since December 31, 2004. The goodwill associated with the transaction increased by $33.7 million in the six months ended June 30, 2005 representing the net impact of all adjustments recorded. The allocation of the purchase price was complete as of June 30, 2005 and the related actuarial valuations and appraisals obtained have been finalized.
The purchase price included the estimated fair value of IPR&D projects totaling $34.0 million that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. As a result, the full amount allocated to IPR&D was expensed in 2004. The amount charged to expense in the second quarter of 2004 was $35.0 million, of which $1.5 million was reversed in the third quarter of 2004. This amount was subsequently adjusted to $34.0 million in the fourth quarter of 2004. There were no changes to the valuation of IPR&D in 2005. The inventory step-up to fair value totaled $24.2 million, of which $4.9 million was expensed in each of the second and third quarters of 2004. As the remaining step-up relates to inventories accounted for on the LIFO method of accounting, we do not anticipate that additional amounts of step-up will be expensed in the near term.
In 2005, we have continued to integrate the Noveon International acquisition ahead of schedule. We are projecting to realize savings of approximately $40.0 million by the end of 2005, which is two years ahead of schedule. In addition, we believe we are currently saving at an annual run-rate of approximately $45.0 million as compared to our original run-rate target of $40.0 million.
In conjunction with the integration of Noveon International, we have also made progress in our plan to divest non-core businesses. Negotiations are in progress for three small businesses that are targeted for divestiture. Together, with the already completed sale of LPS, these four businesses have revenues of approximately $100 million. Management presentations have been completed for the largest divestiture, consisting of $400 million in revenues, and the due diligence phase is underway. We do not believe the businesses or assets we are evaluating are considered held for sale pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as of September 30, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RESULTS OF OPERATIONS
Our net income for the three months ended September 30, 2005 primarily increased over the prior-year third quarter as improved price and product mix more than offset higher raw material and energy costs. The increase in net income for the nine months ended September 30, 2005 as compared to the prior-year nine-month period was due in part to the significant non-recurring charges associated with the Noveon International purchase accounting that included the write-off of IPR&D of $33.5 million and inventory step-up amortization of $9.8 million partially offset by a gain on a foreign currency forward contract of $6.4 million. Excluding the impact associated with the Noveon International acquisition, the related purchase accounting and the currency forward contract, the increase in net income for the first nine months of the year primarily was attributed to improved price and product mix, favorable currency, and a lower tax rate that more than offset higher raw material and energy costs and lower shipment volumes. We recorded restructuring charges that reduced earnings by $0.01 and $0.13 per share for the three and nine months ended September 30, 2005, respectively, primarily related to the phase-out of manufacturing facilities located in Bromborough, United Kingdom; Linden, New Jersey; and Mountaintop, Pennsylvania and other workforce reductions. We also recorded an impairment charge that reduced earnings by $0.06 per share for the three and nine months ended September 30, 2005 related to one of our European facilities based on the fair value estimates obtained in our divestiture proceedings. We incurred a restructuring charge of $0.13 and $0.22 per share in the three and nine months ended September 30, 2004, respectively, primarily related to the restructuring initiated after the acquisition of Noveon International.
During the third quarter of 2005, Hurricane Rita bypassed our two Houston-area manufacturing facilities without causing significant damage and repair costs. The plants were shut down briefly in preparation for the storm. As a result, we realized an unfavorable impact of approximately $6.0 million related to the hurricane-related interruptions for the three-month period. This consisted of approximately $3.0 million of gross profit associated with delayed customer shipments and $3.0 million of higher manufacturing costs primarily related to manufacturing variances attributed to the temporary shutdown of the facilities that were appropriately expensed in the period rather than capitalized into inventory. Both facilities returned to normal operations within days of the hurricane. The effects of the hurricanes are continuing to be felt by the industry and overall tightness of supply has led to significant increases in raw material and energy costs. We have responded to these issues with price increases in many of our product lines.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Revenues
The changes in consolidated revenues are summarized as follows:

	Three Months Ended
	September 30,
(in millions of dollars)	2005	2004	$ Change	% Change
Net sales	$1,013.4	$915.9	$97.5	11%
Royalties and other revenues	0.7	1.2	(0.5)	(42%)

Total revenues	$1,014.1	$917.1	$97.0	11%

	Nine Months Ended				Excluding
	September 30,				Acquisitions
(in millions of dollars)	2005	2004	$ Change	% Change	$ Change	% Change
Net sales	$3,035.8	$2,207.8	$828.0	38%	$236.8	11%
Royalties and other revenues	2.2	3.4	(1.2)	(35%)	(1.1)	(32%)

Total revenues	$3,038.0	$2,211.2	$826.8	37%	$235.7	11%

The acquisition of Noveon International accounted for a significant portion of the increase in consolidated revenues for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The 2004 acquisitions of Noveon International and the hyperdispersants business purchased from Avecia contributed $591.2 million toward the increase in revenues for the nine months ended September 30, 2005 as compared with the same period in 2004.
The increase in revenues for both the three and nine months (excluding acquisitions) ended September 30, 2005 primarily was due to an improvement in price and product mix resulting from the cumulative impact of a series of price increases over the past year. We also experienced favorable currency impacts for the nine months ended September 30, 2005. As summarized in the volume tables below, we experienced slight volume declines for the three and nine months (excluding acquisitions) ended September 30, 2005 compared to the respective prior-year periods.
The following table shows our shipment volume by geographic zone for the three and nine months ended September 30, 2005.

	3rd Quarter	Year-to-Date
	2005	2005
	Volume	Volume
North America	49%	50%
Europe	26%	26%
Asia-Pacific / Middle East	20%	19%
Latin America	5%	5%

Total	100%	100%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table shows the changes in our shipment volume by geographic zone as compared with the corresponding periods in 2004.

2005 vs. 2004
% Change
Third Quarter:
North America	(5%)
Europe	(1%)
Asia—Pacific / Middle East	7%
Latin America	(2%)
Total	(1%)

		Excluding
		Acquisitions
	2005 vs. 2004	2005 vs. 2004
	% Change	% Change
Year-to-Date:
North America	17%	(7%)
Europe	11%	2%
Asia—Pacific / Middle East	16%	6%
Latin America	6%	(6%)
Total	15%	(2%)
Segment shipment volume variances by geographic zone as well as the factors explaining the changes in segment revenues for both the three and nine months ended September 30, 2005 compared with the respective periods in 2004 are contained within the “Segment Analysis” section below.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Costs and Expenses
The changes in consolidated costs and expenses are summarized as follows:

	Three Months Ended
	September 30,
(in millions of dollars)	2005	2004	$ Change	% Change
Cost of sales	$765.4	$688.5	$76.9	11%
Selling and administrative expenses	93.1	86.7	6.4	7%
Research, testing and development expenses	49.9	51.0	(1.1)	(2%)
Amortization of intangible assets	6.3	5.0	1.3	*
Credit for acquired IPR&D	—	(1.5)	1.5	*
Restructuring and impairment charges	7.4	10.5	(3.1)	*

Total costs and expenses	$922.1	$840.2	$81.9	10%

	Nine Months Ended				Excluding
	September 30,				Acquisitions
(in millions of dollars)	2005	2004	$ Change	% Change	$ Change	% Change
Cost of sales	$2,267.6	$1,640.1	$627.5	38%	$198.8	12%
Selling and administrative expenses	278.7	207.2	71.5	35%	10.8	5%
Research, testing and development expenses	151.0	136.9	14.1	10%	(8.1)	(6%)
Amortization of intangible assets	18.9	11.4	7.5	*	0.3	*
Write-off of acquired IPR&D	—	33.5	(33.5)	*	(33.5)	*
Restructuring and impairment charges	18.9	17.9	1.0	*	(0.8)	*

Total costs and expenses	$2,735.1	$2,047.0	$688.1	34%	$167.5	8%

*	Calculation not meaningful
The increase in cost of sales for the three and nine months ended September 30, 2005 compared with the same periods in 2004 primarily was due to higher average raw material cost and higher utility expenses, excluding acquisitions for the nine-month period. Average raw material cost increased 16% for the three months ended September 30, 2005 and 18%, excluding acquisitions, for the nine months ended September 30, 2005 compared with the same periods in 2004, primarily due to higher unit raw material cost for both periods along with unfavorable currency effects for the nine months ended September 30, 2004. In the third quarter of 2004, we also recorded a purchase accounting adjustment associated with the increased valuation of Noveon International-acquired inventory of $4.9 million. Year-to-date

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
purchase accounting adjustments associated with the increased valuation of Noveon International-acquired inventory was $9.8 million for the nine months ended September 30, 2004. We expect higher raw material costs in the fourth quarter of 2005 as compared to the third quarter of 2005.
Total manufacturing expenses, which are included in cost of sales, increased 4% for the three months ended September 30, 2005 and 5%, excluding acquisitions, for the nine months ended September 30, 2005 compared to the respective prior year periods. Including acquisitions, total manufacturing expenses increased 34% for the nine months ended September 30, 2005 compared to the same period in 2004. The increase for the three months ended September 30, 2005 primarily was due to increases in utility costs and an increase in maintenance activities, offset by a $1.6 million environmental charge incurred in the three months ended September 30, 2004 that did not recur in 2005. We estimate that currency accounted for approximately 37% of the increase, excluding acquisitions, for the nine months ended September 30, 2005. The remainder of the increase for the nine-month period primarily was due to an increase in utility costs and an increase in maintenance activities, offset by a $3.4 million environmental charge incurred in the first nine months of 2004 that did not recur in 2005. On a per-unit-sold basis, manufacturing costs increased 5% for the three months ended September 30, 2005 and 6%, excluding acquisitions, for the nine months ended September 30, 2005 compared to the respective prior-year periods.
Gross profit (net sales less cost of sales) increased $20.6 million, or 9.0% and $200.4 million, or 35% ($38.1 million, or 7%, excluding acquisitions) in the three and nine months ended September 30, 2005, respectively, compared with the same periods in 2004. The increase primarily was due to higher average selling prices and improved product mix partially offset by higher average raw material cost, manufacturing costs and lower volumes. Our gross profit percentage (gross profit divided by net sales) decreased to 24.5% in the third quarter of 2005 compared to 24.8% in the third quarter of 2004. The gross profit percentage decrease primarily was due to the impact of increasing unit raw material costs compared to similar increases in per unit sales prices.
Selling and administrative expenses increased 7% for the three months ended September 30, 2005 and 5%, excluding acquisitions, for the nine months ended September 30, 2005 primarily due to higher compensation expense. We experienced an increase in compensation-related costs due to increases in variable compensation and annual salaries.
Research, testing and development expenses (technology expenses), decreased $1.1 million for the three months ended September 30, 2005 and $8.1 million, excluding acquisitions, for the nine months ended September 30, 2005 compared to the respective periods in 2004 primarily due to decreases in salary and benefit expenses as a result of the 2004 reduction in workforce. We anticipate higher testing expenses in the fourth quarter of 2005 as we increase testing for the next North American diesel engine oil upgrade.
We included a one-time, non-cash charge of $33.5 million, or $0.40 per share, in total costs and expenses for the first nine months of 2004 to write off the estimated fair value of acquired IPR&D projects associated with the Noveon International acquisition. Approximately $35.0 million was recorded in the second quarter of which $1.5 million, or $0.02 per share, was reversed in the third quarter of 2004. Costs to acquire IPR&D projects that have no future alternative use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition. This amount was subsequently adjusted to $34.0 million in the fourth quarter of 2004. No further adjustments were made in 2005 to the valuation in connection with the completion of the Noveon International purchase accounting.
In the three and nine months ended September 30, 2005, we recorded restructuring charges aggregating $1.2 million, or $0.01 per share, and $12.7 million, or $0.13 per share, respectively, primarily related to the phase-out of three manufacturing facilities in both the Lubricant Additives and Specialty Chemicals segments, as well as other workforce reductions. We also recorded an impairment charge that reduced earnings by $6.2 million, or $0.06 per share, for the three and nine months ended September 30, 2005 related to one of our European facilities based on the fair value estimates obtained in our divestiture proceedings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The components of the 2005 restructuring charges are detailed as follows:

	Periods Ended September 30, 2005
	Asset	Other Plant
(in millions of dollars)	Impairments	Exit Costs	Severance	Total
Three Months:
Coatings plant closures and workforce reductions	$—	$—	$0.6	$0.6
Bromborough, UK closure	—	—	0.8	0.8
Noveon International restructuring liabilities assumed	—	—	(0.2)	(0.2)

	$—	$—	$1.2	$1.2

Nine Months:
Coatings plant closures and workforce reductions	$4.2	$0.9	$2.5	$7.6
Bromborough, UK closure	0.7	0.5	3.0	4.2
Corporate workforce reductions	—	—	0.7	0.7
Noveon International restructuring liabilities assumed	—	—	0.2	0.2

	$4.9	$1.4	$6.4	$12.7

In May 2005, we announced the reorganization of the Specialty Chemicals performance coatings product line. This product line includes businesses acquired from Noveon International as well as businesses included in the company’s legacy operations. In connection with the reorganization, management eliminated 19 positions in North America and Europe. These reductions were completed by September 30, 2005 and resulted in a severance-related charge of $0.1 million and $1.3 million recorded in the three and nine months ended September 30, 2005, respectively.
In the first quarter of 2005, we made the decision and the announcement to close two Specialty Chemicals performance coatings production facilities in the United States. The aggregate restructuring charge recorded for these closures for the three months ended September 30, 2005 was $0.5 million, comprised primarily of severance costs. The aggregate restructuring charge recorded for these closures for the nine months ended September 30, 2005 was $6.3 million, comprised of $4.2 million in asset impairments, $0.9 million in exit costs and $1.2 million in severance costs. We estimate we will incur cumulative severance costs of approximately $2.1 million relating to these closures. We recorded an impairment charge for both plants in the first quarter of 2005 to reflect the related assets at their estimated fair values. The estimated fair value of the assets was determined primarily from third-party appraisals. Production for these sites will be transferred to other facilities in the United States. The facility in Mountaintop, Pennsylvania was closed in October of 2005, while the facility in Linden, New Jersey is scheduled to close in the second quarter of 2006. These closures will result in a workforce reduction of 62 employees by the second quarter of 2006.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Production phase-out of this site began in the third quarter of 2005 and is expected to be completed by late 2006. During this phase-out, United Kingdom production will be transferred to facilities in France and the United States. Approximately 69 employees will be impacted by this closure. The aggregate restructuring charge recorded for this closure for the three months ended September 30, 2005 was $0.8 million, comprised primarily of severance costs. The aggregate restructuring charge recorded for this closure for the nine months ended September 30, 2005 was $4.2 million, comprised of $0.7 million in asset impairments, $0.5 million in exit costs and $3.0 million in severance costs. We currently anticipate that pre-tax charges for cash expenditures of approximately $13.5 million to $15.5 million will be incurred in 2005 through 2007 to satisfy severance and retention obligations, plant dismantling, site restoration and other site environmental evaluation costs and lease-related costs, including the $4.2 million recorded through September 30, 2005.
In addition to the restructuring charges recorded for the above facilities, we also expect to invest approximately $1.4 million relating to the two Specialty Chemicals plants and $20.0 million related to Bromborough through the end of 2006 for capacity upgrades at alternative manufacturing facilities that will absorb production previously undertaken at these facilities. We expect these workforce reductions, facility closures and transfer of production to more efficient manufacturing locations to generate annual pre-tax savings of approximately $3.2 million for Specialty Chemicals and $10.0 million for Lubricant Additives by 2007.
In 2004, we eliminated more than 100 positions, primarily affecting technical and commercial employees located at the Wickliffe, Ohio headquarters. Most of these workforce reductions were related to the restructuring following the acquisition of Noveon International. These reductions were completed by December 31, 2004. In the second quarter of 2005, we began a process of identifying further opportunities to increase efficiency and productivity, reduce costs and support our integration strategy of the Noveon International acquisition. As a result, we reduced headcount in the general and administrative area of our headquarters’ offices in Ohio. Through these restructuring efforts, we eliminated seven positions resulting in a severance-related charge of $0.7 million in the nine months ended September 30, 2005. All of the affected employees had left their positions by June 30, 2005 and the remaining personnel-related costs are expected to be paid by 2006. We continue to evaluate other opportunities to integrate general and administrative functions. As such opportunities are identified in future periods, we expect further restructuring charges.
The charges for these cost reduction initiatives and impairments are reported as a separate line item in the consolidated income statements, entitled “Restructuring and impairment charges” and are included in the “Total cost and expenses” subtotal on the consolidated income statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Other Items and Net Income
The changes in other items and net income are summarized as follows:

	Three Months Ended
	September 30,
(in millions of dollars)	2005	2004	$ Change	% Change
Other income (expense) — net	$(0.8)	$0.2	$(1.0)	*
Interest expense—net	(25.1)	(26.1)	1.0	(4%)
Income from continuing operations before income taxes	66.1	51.0	15.1	30%
Provision for income taxes	21.3	19.6	1.7	9%
Income from continuing operations	44.8	31.4	13.4	43%
Discontinued operations	3.8	0.8	3.0	*
Net income	48.6	32.2	16.4	51%

	Nine Months Ended				Excluding
	September 30,				Acquisitions
(in millions of dollars)	2005	2004	$ Change	% Change	$ Change	% Change
Other income (expense) — net	$0.9	$2.5	$(1.6)	*	$(2.3)	*
Interest expense—net	(74.4)	(48.5)	(25.9)	*	7.6	*
Income from continuing operations before income taxes	229.4	118.2	111.2	94%	73.5	62%
Provision for income taxes	77.1	45.1	32.0	71%	19.1	42%
Income from continuing operations	152.3	73.1	79.2	108%	54.4	74%
Discontinued operations	4.9	0.5	4.4	*	4.4	*
Net income	157.2	73.6	83.6	114%	58.8	80%

*	Calculation not meaningful
The changes in net other income (expense) for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004, primarily were due to fluctuations in net translation gains (losses) of $0.7 million for the three-month period and ($2.2) million for the nine-month period. In addition, net other income for the nine months ended September 30, 2004 included a gain of $6.4 million, or $0.08 per share, on a currency forward contract to purchase pound sterling related to the acquisition of the hyperdispersants business. We secured the forward

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
contract in December 2003 and completed the acquisition at the end of January 2004.
The increase in net interest expense for the nine months ended September 30, 2005 primarily was due to the Noveon International acquisition-related financing costs. These financing costs for the three and nine months ended September 30, 2005 were $21.0 million and $62.7 million, respectively, compared to $21.7 million and $33.9 million for the corresponding periods in the prior year. The 2004 costs were comprised of the interest incurred on the bridge loan and assumed Noveon International debt not repaid at the time of acquisition of $13.3 million and $19.8 million and the amortization of bridge loan fees of $8.4 million and $11.2 million for the three and nine months ended September 30, 2004, respectively. In addition, interest cost for the nine months ended September 30, 2004 includes $2.9 million for the termination of an interest rate swap. We obtained permanent transaction financing for the Noveon International acquisition in the third quarter of 2004, of which the debt component had a weighted average interest rate of 5.4% in the first nine months of 2005.
Our effective tax rates of 32.2% and 33.6% for the three and nine months ended September 30, 2005, respectively, compared with 38.4% and 38.2% in the same periods in 2004. The effective tax rate for the three and nine months ended September 30, 2005 was lower than the comparable prior-year periods mainly because of reductions in tax liabilities related to prior years.
Revenue from discontinued operations was $6.6 million and $20.3 million for the three and nine months ended September 30, 2005, respectively, compared to $5.4 million and $11.5 million for the corresponding periods in the prior year. Income from discontinued operations was $0.9 million and $2.0 million for the three and nine months ended September 30, 2005, respectively, compared to $0.8 million and $0.5 million for the corresponding periods in the prior year. The three and nine months ended September 30, 2005 included a $4.2 million pre-tax gain ($2.9 million net of tax). Income from discontinued operations are net of tax expenses of $0.5 million and $0.7 million for the three and nine months ended September 30, 2005, respectively, compared to tax expense of $0.1 million for the three months ended September 30, 2004 and tax credits of $0.2 million for the nine months ended September 30, 2004.
Primarily as a result of the above factors, our basic net income per share from continuing operations was $0.66 and $2.24 for the three and nine months ended September 30, 2005 as compared to $0.60 and $1.41 for the comparable prior-year periods, respectively. Basic net income per share from discontinued operations was $0.05 and $0.08 for the three and nine months ended September 30, 2005 as compared to $0.01 and $0.01 for the comparable prior-year periods, respectively. The per share amounts from discontinued operations in 2005 consisted of $0.04 per share gain on the sale of LPS for the three and nine months ended September 30, 2005 and $0.01 and $0.04 per share of LPS operating income, respectively. Restructuring and impairment charges recorded in the three and nine months ended September 30, 2005 reduced earnings by $0.07 and $0.19 per share, respectively. Earnings in the third quarter of 2004 included a purchase adjustment associated with the increased valuation of Noveon International-acquired inventory of $0.06 per share and a restructuring charge for $0.13 per share and an IPR&D credit of $0.02 per share. Earnings in the first nine months of 2004 included a one-time write-off for IPR&D projects from the Noveon International acquisition of $0.40 per share, a purchase adjustment associated with the increased valuation of Noveon International-acquired inventory of $0.12 per share, a restructuring charge of $0.22 per share, and a gain on a foreign currency forward contract of $0.08 per share.
SEGMENT ANALYSIS
We primarily evaluate performance and allocate resources based on segment operating income, defined as revenues less expenses identifiable to the product lines included within each segment, as well as projected future returns. Segment operating income will reconcile to consolidated income from continuing operations before income taxes by deducting corporate expenses and corporate other income (expense) that are not attributed to the operating segments, the write-off of or (credit for) acquired IPR&D, restructuring and impairment charges and net interest expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues:
Lubricant Additives	57%	56%	56%	69%
Specialty Chemicals	43%	44%	44%	31%

Segment Operating Income:
Lubricant Additives	59%	69%	59%	81%
Specialty Chemicals	41%	31%	41%	19%
The operating results by segment for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended
	September 30,
(in millions of dollars)	2005	2004	$ Change	% Change
Revenues:
Lubricant Additives	$574.1	$509.3	$64.8	13%
Specialty Chemicals	440.0	407.8	32.2	8%

Total	$1,014.1	$917.1	$97.0	11%

	Nine Months Ended				Excluding
	September 30,				Acquisitions
(in millions of dollars)	2005	2004	$ Change	% Change	$ Change	% Change
Revenues:
Lubricant Additives	$1,704.9	$1,517.8	$187.1	12%	$187.1	12%
Specialty Chemicals	1,333.1	693.4	639.7	92%	48.6	7%

Total	$3,038.0	$2,211.2	$826.8	37%	$235.7	11%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The operating results by segment for the three and nine months ended September 30, 2005 and 2004 were as follows (continued from previous page):

	Three Months Ended
	September 30,
(in millions of dollars)	2005	2004	$ Change	% Change
Gross Profit:
Lubricant Additives	$134.7	$131.0	$3.7	3%
Specialty Chemicals	113.3	96.4	16.9	18%

Total	$248.0	$227.4	$20.6	9%

	Nine Months Ended				Excluding
	September 30,				Acquisitions
(in millions of dollars)	2005	2004	$ Change	% Change	$ Change	% Change
Gross Profit:
Lubricant Additives	$416.3	$401.5	$14.8	4%	$14.8	4%
Specialty Chemicals	351.9	166.2	185.7	112%	23.3	14%

Total	$768.2	$567.7	$200.5	35%	$38.1	7%

	Three Months Ended
	September 30,
(in millions of dollars)	2005	2004	$ Change	% Change
Segment
Operating Income:
Lubricant Additives	$68.6	$66.0	$2.6	4%
Specialty Chemicals	47.5	29.6	17.9	60%

Total	$116.1	$95.6	$20.5	21%

	Nine Months Ended				Excluding
	September 30,				Acquisitions
(in millions of dollars)	2005	2004	$ Change	% Change	$ Change	% Change
Segment
Operating Income:
Lubricant Additives	$220.7	$201.6	$19.1	9%	$19.1	9%
Specialty Chemicals	150.5	46.0	104.5	227%	31.5	68%

Total	$371.2	$247.6	$123.6	50%	$50.6	20%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Lubricant Additives Segment
Revenues increased 13% and 12% for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004, primarily due to a 12% improvement in the combination of price and product mix in both periods.
Shipment volume patterns vary in different geographic zones. The following table shows our shipment volume by geographic zone for the three and nine months ended September 30, 2005.

	3rd Quarter	Year-to-Date
	2005	2005
	Volume	Volume
North America	37%	38%
Europe	32%	31%
Asia-Pacific / Middle East	25%	25%
Latin America	6%	6%

Total	100%	100%

The following table shows the changes in our shipment volume by geographic zone for the three and nine months ended September 30, 2005 compared with the corresponding periods in 2004.

	3rd Quarter	Year-to-Date
	2005 vs. 2004	2005 vs. 2004
	% Change	% Change
North America	(4%)	(7%)
Europe	2%	3%
Asia-Pacific / Middle East	8%	7%
Latin America	1%	(6%)
Total	1%	(1%)
Although volume decreased 1% for the nine months ended September 30, 2005 compared to the same period in 2004, this decrease included the final piece of lost business of a major international customer in the second half of 2004 and the impact on shipment volumes of the higher concentration associated with the new passenger car technical standard GF-4 as compared to GF-3. Excluding these items, volume increased 4% in total and 2% in North America for the nine months ended September 30, 2005. These same factors did not significantly impact the third quarter volume comparison. However, we estimate that Hurricane Rita negatively impacted our third quarter volumes by approximately 1% due to delayed shipments, of which more than half were attributed to North America. Volume for the three months ended September 30, 2005 also was negatively affected by some customer inventory build-up in the second quarter of 2005. Higher shipment volume in Europe for both periods primarily was due to increases in our engine additives product line due to market share gains. The shipment volume increase in Asia-Pacific for both periods primarily was due to market growth as well as some temporary business gains due to one of our competitor’s supply difficulties. The decrease in Latin America for the nine-month period primarily was due to some lost business within our engine additives product line and a shift in finished fluid blending volume from Latin America to North America.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Lubricant Additives segment has implemented a series of price increases in 2005 in response to continued raw material cost increases as well as higher prices for natural gas and electricity used in our plants. We implemented a price increase in April 2005 for all products sourced from North America, Asia-Pacific and Latin America and in May 2005 for products sourced from Europe. We implemented a second round of price increases that became effective in July 2005 for products sourced from North America, in August 2005 for products sourced from Asia-Pacific and Latin America and in September 2005 for shipments made to all customers in Europe and Africa. We implemented a third round of price increases that became effective in September 2005 for products sourced from North America and in October 2005 for products sourced from Asia-Pacific and Latin America and will become effective in November 2005 for shipments made to all customers in Europe and Africa. In addition, we have announced another round of price increases to become effective in November 2005 for products sourced from North America and in December 2005 for products sourced from Asia-Pacific and Latin America. We anticipate raw material and utility costs will continue to increase in the fourth quarter of 2005 as compared to the third quarter of 2005.
Segment gross profit includes material cost and all manufacturing expenses. Segment gross profit increased 3% and 4% for the three and nine months ended September 30, 2005, respectively, compared with the same periods in 2004. The increase for both periods primarily was due to the cumulative impact of the selling price increases, partially offset by higher average raw material cost and to a lesser extent, higher manufacturing costs as well as an increase in volume for the three-month comparative period. Currency was a positive factor in the year-to-date comparison and a neutral factor in the quarterly comparison. In the three and nine months ended September 30, 2005, average material cost increased 21% and 22%, respectively, compared to the same periods in 2004. On a per unit sold basis, manufacturing expenses remained relatively flat for the three-month comparative periods but increased 4% for the nine months ended September 30, 2005 as compared to the prior year. For both the three- and nine-month comparative periods, higher utilities and maintenance costs were incurred in 2005. We incurred environmental expenses of $1.6 million and $3.4 million, respectively, for the three and nine months ended September 30, 2004 that did not recur in 2005. In addition, higher gross profit from our equipment company contributed 23% and 11% of the increase in segment gross profit for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004.
The gross profit percentage for the segment was 23.5% and 24.4% for the three and nine months ended September 30, 2005, respectively, compared with 25.7% and 26.5%, in the prior-year periods. The decrease primarily was due to the time lag between the effective date of selling price increases in the wake of raw material increases and raw material costs rising proportionally faster than selling prices.
STAR expenses were relatively flat for the three months ended September 30, 2005 and decreased $4.3 million (2%) for the nine months ended September 30, 2005 compared to the same periods in 2004. The decrease for the nine-month period primarily was due to lower technical expenses of $5.1 million. The decrease in technical expenses primarily was due to lower outside technical expenses. We anticipate testing expenses will accelerate in the fourth quarter of 2005 as compared to the first nine months of 2005.
Segment operating income increased 4% and 9% for the three and nine months ended September 30, 2005, respectively, compared with the same periods in 2004 due to the factors discussed above.
Specialty Chemicals Segment
Revenues for the Specialty Chemicals segment increased 8% for the three months ended September 30, 2005 and 92% for the nine months ended September 30, 2005 compared with the same periods in the prior year. The increase for the three-month period was due to a 13% improvement in the combination of price and product mix partially offset by a 5% decrease in shipment volume. The increase for the nine-month period primarily was due to the 2004 acquisitions of Noveon International and the hyperdispersants business. Excluding acquisitions, segment revenues increased 7% for the nine months ended September 30, 2005 compared with the same period in the prior year due to a 12% improvement

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
in the combination of price and product mix and a 1% favorable currency impact partially offset by a 6% decrease in shipment volume. The higher-priced product mix for both the three- and nine-month periods occurred relatively evenly across all three of our product lines as we have implemented price increases to offset rising raw material costs.
Shipment volume patterns vary in different geographic zones. The following table shows our shipment volume by geographic zone for the three and nine months ended September 30, 2005.

	3rd Quarter	Year-to-Date
	2005	2005
	Volume	Volume
North America	71%	71%
Europe	14%	15%
Asia-Pacific / Middle East	11%	10%
Latin America	4%	4%

Total	100%	100%

The following table shows the changes in our shipment volume by geographic zone as compared with the corresponding periods in 2004.

2005 vs. 2004
% Change
Third Quarter:
North America	(5%)
Europe	(11%)
Asia-Pacific / Middle East	1%
Latin America	(7%)
Total	(5%)

		Excluding
		Acquisitions
	2005 vs. 2004	2005 vs. 2004
	% Change	% Change
Year-to-Date:
North America	56%	(7%)
Europe	60%	(2%)
Asia-Pacific / Middle East	88%	—
Latin America	56%	(5%)
Total	59%	(6%)
Excluding acquisitions, the shipment volume decrease in North America for the three months ended September 30, 2005 was due to decreases in our consumer specialties and performance coatings product lines. The decrease for the nine months ended September 30, 2005 occurred in all product lines. The decrease in our consumer specialties and performance coatings product lines for both periods primarily was due to exiting certain low margin business and some

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
market share loss due to competitive activity in response to our price increases. The decrease for the nine months in specialty materials primarily was due to reduced customer buying in part because of the merger of two large customers and reduced business in military applications. The decrease in Europe for the three- and nine-month periods primarily was in our consumer specialties product line because of market share loss due to competitive activity in response to our price increases.
Segment gross profit increased $16.9 million, or 18%, for the three months ended September 30, 2005 compared with the same period in 2004 and increased $185.7 million, or 112%, (increased $23.3 million, or 14%, excluding acquisitions) for the nine months ended September 30, 2005 compared to the same period in 2004. The increase in segment gross profit for the three-month and nine-month (excluding acquisitions) periods primarily was due to higher revenues due to an improvement in the combination of price and product mix partially offset by higher raw material costs and manufacturing expenses. Material cost for the three and nine months ended September 30, 2004 includes the impact of $4.9 million and $9.8 million respectively, of inventory step-up amortization from acquisition accounting. Excluding the impact of the step-up in 2004, average raw material cost increased 13% for the three-month and 14% for the nine-month periods ended September 30, 2005 compared to the same periods in 2004. Manufacturing expenses increased 5% for the three months ended September 30, 2005 and 6%, excluding acquisitions, for the nine months ended September 30, 2005, primarily due to higher spending related to utilities partially offset by a favorable depreciation adjustment of $2.3 million in the nine months ended September 30, 2005 related to a purchase accounting adjustment.
The gross profit percentage for this segment was 25.8% and 26.4% for the three and nine months ended September 30, 2005, respectively, compared with 23.6% and 24.0% in the prior-year periods. Excluding acquisitions, the gross profit percentage was 25.5% for the nine months ended September 30, 2005. Excluding the impact of the inventory step-up amortization, the gross profit percentage for the three and nine months ended September 30, 2004 was 24.8% and 25.4%, respectively. The increase in the gross profit percentage for the three-month and, to a lesser extent, the nine-month periods of 2005 compared to the same periods in 2004, excluding the impact of the inventory step-up in 2004, primarily was due to the run-up in material costs that we began to see in the second half of 2004 that unfavorably impacted 2004 being offset by the price increases that we began implementing in the fourth quarter of 2004.
STAR expenses decreased $1.0 million, or 2%, for the three months ended September 30, 2005 compared with the same period in 2004 and increased $74.7 million, or 67%, (decreased $8.2 million, or 7%, excluding acquisitions) for the nine months ended September 30, 2005 compared with the same period in 2004. Excluding acquisitions, the decrease in STAR expenses primarily was due to the consolidation of some segment administrative functions into corporate functions, reduced spending as a result of the integration of general and administrative functions and savings from a restructuring in our Performance Coatings product line.
Segment operating income increased $17.9 million for the three months ended September 30, 2005 compared with the same period in 2004 and increased $104.5 million for the nine months ended September 30, 2005 (increased $31.5 million excluding acquisitions), compared with the same period in 2004. Excluding acquisitions for the nine-month period, the increase in segment operating income for both periods primarily was due to the increase in segment gross profit and the decrease in STAR expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
PRO FORMA ANALYSIS
The following table presents major components of and information derived from the pro forma consolidated statements of income and pro forma consolidated statements of cash flows for the nine months ended September 30, 2004. The major components of the pro forma consolidated statements of income and pro forma consolidated statements of cash flows reflect the effect of the acquisition of Noveon International on June 3, 2004 as if the acquisition occurred as of January 1, 2004. We believe that this data provides the financial statement reader with information that is useful in understanding the impact of the acquisition of Noveon International on our results of operations and cash flows.
The components of and information derived from the pro forma consolidated statements of income and the pro forma consolidated statements of cash flows for the nine months ended September 30, 2004 are derived from our unaudited consolidated financial statements for the nine months ended September 30, 2004 and the unaudited consolidated financial statements of Noveon International for the period from January 1, 2004 to the acquisition date.
Our consolidated balance sheet as of September 30, 2005 reflects the acquisition of Noveon International under the purchase method of accounting. The allocation of the purchase price was complete as of June 30, 2005.
The pro forma data gives effect to actual operating results of Noveon International prior to the acquisition. Adjustments to cost of sales for the inventory step-up charge, fixed asset depreciation, intangible asset amortization, the write-off of acquired IPR&D, interest expense and income taxes related to the acquisition are reflected in the pro forma data. The entire inventory step-up charge is attributable to the Specialty Chemicals segment. In addition, we assumed that the bridge loan obtained at the time of the transaction closing was not replaced with the permanent long-term financing of both debt and equity until the end of April, the fourth month in the period presented. These pro forma amounts do not purport to be indicative of the results that actually would have been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table summarizes the pro forma data for 2004 compared to actual data for 2005:

	Nine Months Ended
	September 30,
		Pro Forma
(in millions of dollars)	Actual 2005	2004
Consolidated Data
Total revenues	$3,038.0	$2,748.8

Gross profit	$768.2	$729.1

Income before income taxes	$229.4	$150.3

Income from continuing operations	$152.3	$96.2

Net income	$157.2	$96.6

Depreciation expense	$116.7	$122.0

Amortization of intangible assets	$18.9	$18.7

Capital expenditures	$91.5	$105.5

Segment Data
Lubricant Additives Segment
Total revenues	$1,704.9	$1,517.8

Gross profit	$416.3	$401.5

Segment operating income	$220.7	$201.6

Depreciation expense	$60.0	$64.2

Amortization of intangible assets	$2.3	$2.3

Capital expenditures	$50.1	$58.4

Specialty Chemicals Segment
Total revenues	$1,333.1	$1,231.0

Gross profit	$351.9	$327.6

Segment operating income	$150.5	$117.7

Depreciation expense	$56.1	$56.9

Amortization of intangible assets	$16.6	$16.4

Capital expenditures	$41.1	$46.5

Unallocated corporate depreciation expense	$0.6	$0.9

Unallocated corporate capital expenditures	$0.3	$0.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparative pro forma data (continued):

	Nine Months Ended
	September 30,
(in millions of dollars)	Actual 2005	Pro Forma 2004
Reconciliation of Segment Operating Income to Income from Continuing Operations before Income Taxes

Segment operating income:
Lubricant Additives Segment	$220.7	$201.6
Specialty Chemicals Segment	150.5	117.7

Total segment operating income	371.2	319.3

Corporate expenses	(47.4)	(32.3)
Corporate other income (expenses)	(1.1)	2.8
Write-off of acquired IPR&D	—	(34.0)
Restructuring and impairment charges	(18.9)	(21.2)
Interest expense — net	(74.4)	(84.3)

Income from continuing operations before income taxes	$229.4	$150.3

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the major components of cash flow:

	Nine Months Ended
	September 30,
(in millions of dollars)	2005	2004	$ Change
Cash provided by (used for):
Operating activities	$283.8	$192.6	$91.2
Investing activities	(74.5)	(1,039.1)	964.6
Financing activities	(281.6)	864.5	(1,146.1)
Effect of exchange rate changes on cash	(10.7)	7.4	(18.1)

Net increase (decrease) in cash and short-term investments	$(83.0)	$25.4	$(108.4)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Operating Activities
The increase in cash provided by operating activities in the nine months ended September 30, 2005 compared with the prior year primarily was due to an increase in earnings after adjusting for non-cash items. The increase in earnings partially was offset by a $73.3 million increase in receivables since December 31, 2004. This compares to a $79.5 million increase in receivables in the prior-year comparable period. The year-end seasonality in sales and collections for the holidays is a significant contributing factor related to the change in the receivables balance since December 31, 2004.
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
Investing Activities
Our capital expenditures for the nine months ended September 30, 2005 were $91.5 million, as compared with $82.4 million for the same period in 2004. In 2005, we estimate annual capital expenditures will be approximately $140.0 to $145.0 million, including $6.0 million of capital expenditures related to the transfer of production from the three manufacturing facilities scheduled for closure to other facilities.
The net decrease in cash used to fund acquisitions in the first nine months of 2005 as compared to the prior year relates to the acquisitions of the hyperdispersants business of Avecia in January 2004 and Noveon International in June 2004. The increase in net proceeds from divestitures and sale of property relates primarily to net cash received from the sale of the LPS business of $13.5 million in September 2005.
Financing Activities
The decrease in cash provided by financing activities of $281.6 million in the nine months ended September 30, 2005 primarily was due to the $475.0 million in term-loan principal payments made during 2005, offset by borrowings of €175.0 million against the euro revolving credit agreement in September 2005 as compared to an increase in borrowings of $1,797.0 million under our then $2,450.0 million 364-day bridge facility in June 2004, the proceeds of which were used to fund the Noveon International acquisition and repay related assumed debt of $1,103.1 million.
Capitalization, Liquidity and Credit Facilities
On September 14, 2005, three of our wholly owned foreign subsidiaries entered into a new five-year unsecured €250.0 million revolving credit agreement. This credit agreement permits these foreign subsidiaries to borrow at variable rates based on EURIBOR plus a specified credit spread. We have guaranteed all obligations of the borrowers under the credit agreement. On September 20, 2005, Europe Chemical Holdings C.V. borrowed €175.0 million under this agreement. In the three and nine months ended September 30, 2005, we repaid $350.0 million and $475.0 million, respectively, against the bank term loan. The balance outstanding at September 30, 2005 under the term loan was $25.0 million.
At September 30, 2005, our total debt outstanding of $1,692.6 million consisted of 62% fixed-rate debt and 38% variable-rate debt, including $400.0 million of fixed-rate debt that effectively has been swapped to variable-rate debt. Our weighted-average borrowing rate as of September 30, 2005 was approximately 5.4%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
A major activity this year has been to repatriate overseas cash. By the end of the third quarter, we had repatriated $233.6 million of foreign subsidiary cash towards our current year goal of $250.0 million. We expect to bring back the remainder in the fourth quarter. In addition, we have repatriated another $213.8 million through the euro bank facility entered into in September 2005.
Our net debt to capitalization ratio at September 30, 2005 was 48%. Net debt is the total of short-term and long-term debt, reduced by cash and short-term investments excluding original issue discounts and unrealized gains and losses on derivative instruments designated as fair-value hedges of fixed-rate debt. Capitalization is shareholders’ equity plus net debt. Total debt as a percent of capitalization was 52% at September 30, 2005.
Our ratio of current assets to current liabilities decreased from 2.4 at December 31, 2004 to 2.3 at September 30, 2005, primarily due to decreases in cash and short term investments due to the repayment of $350.0 million against the bank term loan in the quarter, offset by borrowings of €175.0 million from the euro revolving credit facility, working capital increases associated with higher sales and the timing of collections and disbursements. The increase in accounts receivable of $37.5 million since December 31, 2004 primarily was driven by higher sales in the third quarter of 2005 as compared to the fourth quarter of 2004 as well as seasonality.
At September 30, 2005, we had a $500.0 million revolving credit facility that matures in August 2009, which allows us to borrow at variable rates based upon the U.S. prime rate or LIBOR plus a specified credit spread. As of September 30, 2005, we had no outstanding borrowings under this agreement.
On March 29, 2005, we amended and restated our five-year unsecured bank credit agreement to reduce the credit spread paid on the outstanding $500.0 million term loan. Based on our current unsecured senior debt ratings from Standard and Poor’s and Moody’s Investors Services, the credit spread on the term loan was reduced by 50 basis points. No other terms or conditions of the agreement were modified.
Contractual Cash Obligations
Our contractual cash obligations as of December 31, 2004 are contained on page 21 of our 2004 Annual Report to shareholders. During the first nine months of 2005, we made $475.0 million in term-loan payments and borrowed €175.0 million against the euro revolving credit agreement. Other than this net decrease in total debt of over $250.0 million, we do not believe there have been any other significant changes since December 31, 2004 in that information.
Our debt level will require us to dedicate a significant portion of our cash flow to make interest and principal payments, thereby reducing the availability of our cash flow for acquisitions or other purposes. Nevertheless, we believe our future operating cash flows will be sufficient to cover our debt repayments, capital expenditures, dividends and other obligations and that we have untapped borrowing capacity that can provide us with additional financial resources. We currently have a shelf registration statement filed with the Securities and Exchange Commission (SEC) under which $359.8 million of debt securities, preferred shares or common shares may be issued. In addition, as of September 30, 2005, we maintained cash and short-term investment balances of $252.9 million and had $500.0 million available under our revolving U.S. credit facility and another €75.0 million available under our revolving European facility.
NEW ACCOUNTING STANDARDS
In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections.” This standard establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Board (APB) Opinion No. 20 and SFAS No. 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. This statement is effective for accounting changes and corrections of errors completed by the company starting January 1, 2006. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.
In March 2005, the FASB issued Interpretation (FIN) No. 47, “Accounting for Conditional Asset-Retirement Obligations.” This standard codifies SFAS No. 143, “Asset-Retirement Obligations,” and states that companies must recognize a liability for the fair value of a legal obligation to perform asset-retirement obligations that are conditional on a future event if the amount can be reasonably estimated. Specifically, FIN No. 47 provides additional guidance on whether the fair value is reasonably estimable. FIN No. 47 is effective for the company starting December 31, 2005. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.
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
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This standard amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets. This standard replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Our adoption of this standard did not have a material impact on the financial statements.
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
Our primary interest rate exposures relate to our cash and short-term investments, fixed and variable rate debt and interest rate swaps. The calculation of potential loss in fair value is based on an immediate change in the net present values of our interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flow and income before tax is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% increase in interest rates would have had a favorable impact and a hypothetical 10% decrease in interest rates would have had an unfavorable impact on fair values of $43.7 million in 2005. In addition, a hypothetical 10% increase in interest rates would have had an unfavorable impact and a hypothetical 10% decrease in interest rates would have had a favorable impact on cash flows and income before tax of $2.1 million in 2005 on an annualized basis.
Our primary currency rate exposures are to foreign-denominated debt, intercompany loans, cash and short-term investments and forward foreign currency exchange contracts. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our foreign currency exposures due to a 10% shift in exchange rates. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in foreign currency exchange rates. A hypothetical 10% increase in foreign currency exchange rates would have had a favorable impact and a hypothetical 10% decrease in foreign currency exchange rates would have had an unfavorable impact on fair values of $9.1 million, on annualized cash flows of $22.9 million and on annualized income before tax of $8.5 million in 2005.
Our primary commodity hedge exposures relate to natural gas and electric utility expenses. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our commodity exposures due to a 10% shift in the underlying commodity prices. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in commodity prices. A hypothetical 10% increase in commodity prices would have had a favorable impact and a hypothetical 10% decrease in commodity prices would have had an unfavorable impact on fair values of $0.9 million and on annualized cash flows and income before tax of $0.9 million.

Item 4. Controls and Procedures
We evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2005. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to Lubrizol and our consolidated subsidiaries required to be included in our periodic SEC filings. There were no significant changes in our internal control over financial reporting that occurred during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the third quarter of 2005, we were notified by the Seattle office of the U.S. Environmental Protection Agency (EPA) that it is proposing a penalty against the company in connection with a small release of ammonia that occurred at our Specialty Chemicals’ Kalama, Washington plant in May 2005. The EPA’s Seattle office has proposed a penalty of approximately $0.7 million, which we believe is excessive under the circumstances. We currently are discussing those circumstances with the regulators. No enforcement proceeding has been commenced at this time.
The patent infringement suit filed against the company by Afton Chemical Company in federal court in Virginia in the second quarter of 2005 was dismissed with finality on October 27, 2005. We incurred no liability.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	On July 18, 2005, we issued 62 common shares in transactions exempt from registration under the Securities Act of 1939 pursuant to Regulation S. We issued the common shares under an employee benefit plan to two employees of a wholly owned Canadian subsidiary of the company.

On August 1, 2005, we issued 5,120 common shares in private placement transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to two former officers under deferred compensation plans for officers.

On September 1, 2005, we issued 282 common shares in private placement transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to two former officers under a deferred compensation plan for officers.

(c)	The following table provides information regarding the company’s purchases of its common shares during the third quarter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
			of Shares (or Units)	Value) of Shares (or
	(a) Total Number of	(b) Average Price	Purchased as Part of	Units) that May Yet
	Shares (or Units)	Paid per Share	Publicly Announced	be Purchased Under the
Period	Purchased[1]	(or Unit)	Plans or Programs	Plans or Programs
Month #1
(July 1, 2005 through July 31, 2005)	17,941 Shares	$43.93	N/A	N/A
Month #2
(August 1, 2005 through August 31, 2005)	8,002 Shares	$42.54	N/A	N/A
Month #3
(September 1, 2005 through September 30, 2005)	10,942 Shares	$41.29	N/A	N/A

Total	36,885 Shares

[1]	This column represents common shares that were purchased by the company pursuant to:

(a)	our option plan, whereby participants exchange already owned shares to us to pay for the exercise price of an option or whereby we withhold shares upon the exercise of an option to pay the withholding taxes on behalf of the employee.

(b)	our deferred compensation plans, whereby we withhold shares upon a distribution to pay the withholding taxes on behalf of the employee.
Item 6. Exhibits
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LUBRIZOL CORPORATION
/s/ W. Scott Emerick
W. Scott Emerick
Chief Accounting Officer and Duly Authorized Signatory of The Lubrizol Corporation

Date: November 3, 2005