Form 10-K
period 2005-12-31
LUBRIZOL CORP
filed 2006-03-01
CIK 60751

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from ______ to ______
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☑           NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐           NO  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value (on basis of closing sale price) of voting stock held by nonaffiliates as of June 30, 2005: $2,843,562,588.
Number of the registrant’s Common Shares, without par value, outstanding as of February 15, 2006: 68,212,054.
Documents Incorporated by Reference
Portions of the registrant’s 2005 Annual Report to its shareholders (Incorporated into Part I and II of this Form 10-K)
Portions of the proxy statement for the 2006 Annual Meeting of Shareholders (Incorporated into Part III of this Form 10-K)

PART I
ITEM 1. BUSINESS
References to “Lubrizol”, the “company”, “we”, “us” or “our” refer to The Lubrizol Corporation and its subsidiaries, except where the context makes clear that the reference is only to The Lubrizol Corporation itself and not its subsidiaries.
Overview
     We are an innovative specialty chemical company that produces and supplies technologies that improve the quality and performance of our customers’ products in the global transportation, industrial and consumer markets. Our business is founded on technological leadership. Innovation provides opportunities for us in growth markets as well as advantages over our competitors. From a base of approximately 1,900 patents, we use our product development and formulation expertise to sustain our leading market positions and fuel our future growth. We create additives, ingredients, resins and compounds that enhance the performance, quality and value of our customers’ products, while minimizing their environmental impact. Our products are used in a broad range of applications, and are sold into stable markets such as those for engine oils, specialty driveline lubricants and metalworking fluids, as well as higher growth markets such as personal care and over-the-counter pharmaceutical products and performance coatings and inks. Our specialty materials products are also used in a variety of industries, including the construction, sporting goods, medical products and automotive industries.
     We are an industry leader in many of the markets in which our product lines compete. We also produce products with well-recognized brand names, such as Anglamol® (gear oil additives), Carbopol® (acrylic thickeners for personal care products), Estane® (thermoplastic polyurethane) and TempRite® (engineered polymers resins and compounds used in plumbing, industrial and fire sprinkler systems).
     We are geographically diverse, with an extensive global manufacturing, supply chain, technical and commercial infrastructure. We operate facilities in 27 countries, including production facilities in 20 countries and laboratories in 11 countries, in key regions around the world through the efforts of approximately 7,500 employees. We derived approximately 49% of our consolidated total revenues from North America, 27% from Europe, 18% from the Asia/Pacific and the Middle East region and 6% from Latin America. We sell our products in more than 100 countries and believe that our customers recognize and value our ability to provide customized, high quality, cost-effective performance formulations and solutions worldwide. We also believe our customers value highly our global supply chain capabilities.
     Our consolidated results for the year ended December 31, 2005 included total revenues of $4,042.7 million and net income of $189.3 million. We have generated consistently strong cash flows from our diverse product lines, leading market positions, disciplined capital expenditure programs and working capital management. We believe our strong cash flow will enable us to maintain our leading market positions and to invest in targeted growth strategies while continuing to reduce indebtedness.
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
     We also increased our efforts to make larger, profitable acquisitions. Among the areas targeted for growth through acquisitions were personal care ingredients and coating additives. These areas fit our strength in surface-active chemistry and product innovation. We also introduced new tools and training to improve our ability to complete acquisitions successfully, including refinements to our due diligence and integration processes. Prior to the acquisition of Noveon International, Inc. (Noveon International) in June 2004, we had made eight other acquisitions since 2000, with aggregate annual revenues of approximately $200.0 million.
     By early 2004, we believe we had established the basis for acquiring Noveon International. We had developed significant experience evaluating and integrating acquired businesses and had expanded our presence in the personal care and coatings markets that offered potential for synergies with Noveon International.
The Noveon International Acquisition
     On June 3, 2004, we acquired Noveon International, a leading global producer and marketer of technologically advanced specialty materials and chemicals used in the industrial and consumer markets. With the acquisition of Noveon International, we have accelerated our program to attain a substantial presence in the personal care and coatings markets by adding a number of higher-growth, industry-leading products under highly recognizable brand names, including Carbopol, to our already strong portfolio of lubricant and fuel additive products and consumer product ingredients. Additionally, Noveon International has a number of industry-leading specialty materials businesses, including TempRite and Estane engineered polymers, that each generates strong cash flows. We believe that the Noveon International acquisition meets the core tenets of our stated strategy to:
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
     During 2005, we continued to integrate the Noveon International acquisition ahead of schedule. We originally established a target of $40.0 million in annual cost savings from the integration of Noveon International that we expected to achieve by reducing costs of raw materials and outside services through purchasing synergies, rationalizing manufacturing operations and consolidating corporate functions, and repositioning our commercial development activities. We realized pre-tax savings of approximately $40.0 million in 2005, which is two years ahead of schedule. In addition, we believe we currently are saving at an annual run-rate of approximately $45.0 million as compared to our original run-rate target of $40.0 million. Longer term, we seek to grow revenues and profits by pursuing cross-marketing opportunities, leveraging our geographical infrastructure, enhancing product development capabilities and further streamlining operations. For example, Lubrizol’s stronger position in the European coatings market has been combined with Noveon International’s greater share of the North American coatings market to increase the cross-marketing opportunities for our products.

Divestitures
     In conjunction with the integration of Noveon International, we have also made progress in our plan to divest non-core businesses. In December 2005, we sold certain assets, liabilities and stock of our Engine Control Systems (ECS) business, with facilities located in Canada, the United States and Sweden. In September 2005, we sold certain assets and liabilities of our U.S. and U.K. Lubrizol Performance Systems (LPS) operations. Both of these businesses had been included in the Lubricant Additives segment.
     In November 2005, we signed a definitive sale agreement for the sale of certain assets and liabilities related to our Telene® resins business, which was part of the Specialty Chemicals segment. We completed this sale on February 3, 2006.
Business Segments
     We are organized into two operating and reporting segments: Lubricant Additives and Specialty Chemicals. The Lubricant Additives segment, also referred to as Lubrizol Additives, represents 56% of our 2005 consolidated revenues and is comprised of our businesses in engine additives, specialty driveline and industrial oil additives and services. The Specialty Chemicals segment, also referred to as the Noveon segment, represents 44% of our 2005 consolidated revenues and is comprised of the businesses of the acquired Noveon International and our former performance chemicals product group.
     The following chart summarizes the product groupings within each of our key product lines.

Lubricant Additives Segment
     The Lubricant Additives segment is the leading global supplier of additives for transportation and industrial lubricants. We pioneered the development of lubricant additives over 75 years ago and continue to maintain leadership in the approximately $7.0 billion industry today. Our customers rely on our products to improve the performance and lifespan of critical components, such as engines, transmissions and gear drives for cars, trucks, buses, off-highway equipment, marine engines and industrial applications.
     For the year ended December 31, 2005, the Lubricant Additives segment generated revenues of $2,280.1 million and segment operating income of $266.6 million.
     Our products serve to increase cost-effectiveness by reducing friction and heat, resisting oxidation, minimizing deposit formation, and preventing corrosion and wear. Through our in-house research, development and testing programs, we have the capability to invent and develop a broad range of proprietary chemical components, including antioxidants, anti-wear agents, corrosion inhibitors, detergents, dispersants, friction modifiers and viscosity modifiers. We formulate proprietary additive packages by combining these different components to create unique products targeting specific customer problems. We are recognized by our customers for innovative technology, the broadest product line and high-quality products. Our key components of our additive packages include:
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
     During 2005, we had three primary product lines within our Lubricant Additives segment: engine additives, specialty driveline and industrial oil additives, and services.
     Engine Additives. Our engine additives products hold a leading global position for a wide range of additives for passenger car, heavy-duty diesel, marine diesel, stationary gas and small engines. We also produce fuel additives and refinery and oilfield products. Our customers, who include major global and regional oil companies, refineries and specialized lubricant producers and marketers, blend our additive products with their base oil and distribute the finished lubricant to end users via retail, commercial or vehicle original equipment manufacturer (OEM) channels. Passenger car motor oils and diesel engine oils are more than 80% of our engine additive sales. In 2005, our engine additives products generated total revenues of $1,404.4 million.
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
     Specialty Driveline and Industrial Oil Additives. We are a global supplier of specialty driveline and industrial oil additive products for use in driveline and industrial applications. In 2005, our specialty driveline and industrial oil additives products generated total revenues of $835.2 million.
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
     Industrial Oil Additives
     Our industrial oil additives products include additives for hydraulic lubricants, metalworking fluids, industrial gear oils and grease, as well as compressor lubricants. We sell our products to major global and regional oil companies, specialized lubricant producers and marketers. Our customers use our products to blend with their fluid products and distribute the finished lubricant to end users via retail, commercial or OEM channels. Because our products are sold to industrial end-markets, our industrial oil additives products are exposed to economic cycles more than other products within the Lubricant Additives segment.
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
     Services. This product line includes custom blending of finished lubricants and training services for oil company customers. In 2005, services generated total revenues of $40.5 million. The custom blending and training services support this segment’s other two product lines.
Specialty Chemicals Segment
     The Specialty Chemicals segment represents a diverse portfolio of performance chemicals used in consumer and industrial applications, such as ingredients for personal care and pharmaceutical products, food and beverage products, emulsions and additives for coatings and inks, and specialty plastics and materials.
     For the year ended December 31, 2005, the Specialty Chemicals segment generated revenues of $1,762.6 million and segment operating income of $193.6 million.
     We have three primary product lines within our Specialty Chemicals segment: consumer specialties, performance coatings and specialty materials.
     Consumer Specialties. We are a global producer of specialty chemicals targeting the personal care, pharmaceutical and food and beverage industries and a leading provider of engineered adhesives, polymer additives and specialty emulsifiers. Key products include Carbopol acrylic thickeners, film formers, fixatives, emollients, silicones, botanicals, over-the-counter pharmaceutical ingredients and intermediates, process chemicals, benzoate preservatives, fragrances, defoamers, synthetic food and technical dyes, rubber and lubricant antioxidants and rubber accelerators. In 2005, our consumer specialties products generated total revenues of $738.2 million.
     Personal Care and Pharmaceuticals
     We are a global producer of specialty chemicals targeting the personal care and pharmaceutical industries. Our products impart physical and sensory properties, such as texture, stability and thickness to products, including lotions, shampoos, hair gels, cosmetics and personal and oral hygiene products. Key products in this area include selected functional specialties and formulation additives such as specialty surfactants, methyl glucoside and lanolin derivatives, and Carbopol acrylic thickeners, film formers and fixatives. Our products are an important component of the functionality and aesthetics of the end product, but typically represent a small portion of the customer’s total product costs. Key product families include:

•	Carbopol acrylic thickener, which is a global leader in synthetic thickeners due to its efficient stabilizing properties and superior thickening capabilities. Primary end-uses in the personal care industry include hair care, skin care and personal and oral hygiene products. Pharmaceutical primary end-uses include topical and controlled-release applications.

•	Methyl glucoside and lanolin derivatives that enhance the functional and aesthetic properties of personal care products by delivering characteristics such as emulsification, thickening and moisturizing, as well as imparting the elegant feel to lotions and creams.

•	AMPS® specialty monomers that are used in the manufacture of polymers for a variety of applications such as dishwashing detergents to reduce spotting, skin creams to improve lubricity and feel, medical gels for defibrillator pads to enhance conductivity, and coatings and adhesives to improve adhesion.

•	Specialty surfactants and additives that enhance the functional and aesthetic properties of personal care products and household and industrial cleaners by improving characteristics such as foaming, cleansing, conditioning and mildness. Surfactants primarily are used in hair care products, such as shampoos and body washes.
     Recent acquisitions have extended our product breadth in personal care. In September 2003, we purchased personal care ingredients product lines from Amerchol Corporation, a subsidiary of The Dow Chemical Company. In October 2003, Noveon International purchased a controlling interest in SNP, a Thailand-based manufacturer and marketer of botanical extracts used in personal care product formulations. In January 2004, Noveon International purchased Scher Chemicals, Inc., a manufacturer of emollient and surfactant specialty chemicals used in cosmetic and other personal care formulations.
     The following is a list of representative uses for and a description of our personal care and pharmaceuticals products:

Category	Product/Brand	Description

Personal Care and Pharmaceuticals	Carbopol®	Acrylic thickener, which imparts stability and improves aesthetics. Often used as a controlled release agent.

	Pemulen®	Polymeric emulsifier reducing formulation irritancy and providing unique sensory properties.

	Avalure®	Polymers for color cosmetics and skin care.

	Specialty silicones	Polymers affecting slip-and-feel.

	Fixate™	Resin for hair styling.

	Emollients	Improve skin feel and appearance.

	Colorants	Impart color in personal care products.

	Botanical extracts	Specialty additives for cosmetic and skin care formulations.

	Methyl glucoside derivatives, including Glucamate®	Natural thickeners, emulsifiers and moisturizers for shampoos, liquid cleansers, face and body creams and lotions.

	Lanolin derivatives	Natural emollients, emulsifiers and conditioners for creams, lotions and color cosmetics.

	AMPS® monomers	Specialty monomer for high performance polymers.

	Specialty surfactants, including Sulfochem®	Enhance cleansing, foaming and moisturizing of shampoos, body washes and industrial and household cleaners.

Category	Product/Brand	Description

	Polycarbophil	Active agent for bulk laxatives.

	Amino acid-based actives	Over-the-counter ingredients for pharmaceuticals.

	Advanced intermediates	Used in the production of over-the-counter pharmaceutical ingredients.

	Cassia gum	Gelling agents for human food (Japan) and pet food.
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
     The following is a list of representative uses for and a description of our food and beverage products:

Category	Product/Brand	Description

Food and Beverage	Colors

	Food, drug and cosmetic dyes, lakes, natural colors and pigments	Colorants for beverages, confectionary goods, cosmetics, dry mixes/snacks, processed foods and pet food and colorants for inks, paints and paper dyes.

Benzoates

	Sodium benzoate and potassium benzoate	Improves shelf life for certain consumable goods. Preservative for manufacturers of soft drinks, bottled beverages, fruit-based products and prepared salads.

Flavors and Fragrances

	Benzaldehyde-based chemicals	Food, personal care and soap products.

Category	Product/Brand	Description

Intermediates

	Phenol, benzaldehyde, benzyl alcohol and benzoic acid	Pharmaceuticals, coatings, agrochemical products, plasticizers, adhesives, sealant products and alkyd resins.

Foam Control Agents

	Silicone and other chemistries	Reduce foam in processing of food, grain, fermentation and a wide range of industrial products.
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
     Our antioxidant products are used in rubber, plastics and lubricants and are marketed under the Good-Rite® name, a leading industry brand. Antioxidants prevent oxidative degradation and primarily are utilized by rubber manufacturers and, to a lesser extent, plastic manufacturers, to impart durability and prevent the loss of functional attributes such as flexibility. In motor oil and other lubricants, antioxidants prevent thermal breakdown and extend product life. We also manufacture a line of accelerators marketed under our brand Cure-Rite®, which are utilized by rubber manufacturers to reduce the vulcanization/curing time, and thereby improve manufacturing productivity.
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
     Performance Coatings. We are a leading supplier of specialty resins and additives for the coatings and ink markets worldwide. We offer a wide range of products for formulating paints, coatings and inks. In 2005, our performance coatings products generated total revenues of $583.9 million.
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
     Coating Additives
     Our additives for coatings and inks are used to enhance the appearance and durability of coatings in architectural and industrial uses, as well as to improve their processing and application characteristics. Additives such as pigment dispersants enhance the processing and performance of printing ink, while also maximizing color strength and stability in coatings and plastics. We expanded this product line by purchasing the additives business of Avecia in January 2004. We are a leading global supplier of surface modifiers that improve the abrasion resistance properties and film characteristics of printing ink and coatings. Our products include:
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
     Specialty Materials. We are a leading global supplier of engineered polymers (EP) resins and compounds sold under the trademark TempRite. We are also a leading producer of cross-linked polyethylene compounds (PEX) sold under the trademark TempRite. Applications for TempRite resins and compounds include piping for residential and commercial plumbing and fire sprinkler systems. In addition to TempRite, we are also a leading producer of thermoplastic polyurethane (TPU) sold under the trademark Estane. Applications for Estane TPU include plastic film and sheet for various coatings processes. In 2005, the specialty materials product line generated total revenues of $440.5 million.
     Engineered Polymers
     TempRite EP is a technologically advanced heat, fire and chemical resistant polymer that we developed to serve technically demanding applications not well served by traditional PVC and other commodity plastics. Our TempRite EP are sold to customers who produce plastic piping for residential and commercial plumbing, fire sprinkler systems and industrial piping applications. TempRite EP piping has inherent advantages over copper and other metals due to its heat and corrosion resistance, increased insulation properties, mold resistance, ease of installation and lower installed cost. We market our branded TempRite EP products for specific applications: FlowGuard® and FlowGuard Gold® for residential and commercial plumbing, BlazeMaster® for fire sprinkler systems and Corzan® for industrial piping. We believe we have built strong end-user awareness of our brands by using a sales force that markets directly to builders, contractors, plumbers, architects, engineers and building owners.

     In 2001, Noveon International purchased select assets and technology to manufacture PEX compounds, further used to produce PEX pipe. TempRite PEX enables us to add a flexible piping compound to our rigid piping product offering. TempRite PEX is a small but growing product for applications that demand flexible piping systems.
     The following is a list of representative uses for and a description of our EP and PEX products:

Category	Product/Brand	Description

EP	TempRite®	Residential plumbing

	FlowGuard®	Residential and commercial plumbing

	FlowGuard Gold®	Residential and commercial plumbing

	Corzan®	Industrial and commercial piping

	BlazeMaster®	Fire sprinkler piping

PEX	TempRite®	Flexible piping systems
     Thermoplastic Polyurethane
     Estane TPU, an engineered, highly versatile thermoplastic, provides a high performance alternative to rigid plastics and flexible rubber. Performance attributes of Estane TPU include abrasion, heat and chemical resistance, minimal fatigue from bending, ease of processing and good paintability. These performance characteristics make Estane TPU attractive for use in a broad range of end-uses, including film and sheet for various coating processes, wire and cable insulation, athletic equipment (such as footwear), medical applications, pneumatic tubing and automotive molded parts. Noveon International recently introduced several new product families that extend the uses for Estane TPU. This includes products that can be melt spun into elastic spandex fibers and materials that offer enhanced breathability for garments. We believe that Estane TPU is one of the industry’s leading brand names. We also market Stat-Rite® thermoplastics, which are static dissipative materials used in packaging for the electronics industry. In addition, we market fiber-reinforced TPU under the Estaloc® brand. Estaloc reinforced engineering thermoplastics offer the functional properties of traditional TPU, yet are reinforced for higher stiffness to provide the strength, dimensional stability and impact resistance required to withstand a variety of tough applications and harsh environments. Applications include sporting goods, agricultural equipment and other mechanical components.
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

Competition
     Our Lubricant Additives business is highly competitive in terms of price, technology development, product performance and customer service. Our principal competitors, both in the United States and overseas, are: Infineum, a joint venture involving Shell Oil Company and Exxon Mobil Corporation; Chevron Oronite Company, a subsidiary of ChevronTexaco Corporation; and Afton Chemical Corporation, a subsidiary of NewMarket Corporation (formerly Ethyl Corporation). Petroleum companies also produce, either directly or indirectly, lubricants and fuel additives for their own use and also sell additives to others. These petroleum companies also are our customers, and some of them sell raw materials to us. We believe, based on volume sold, that we are a leading supplier of performance additives for lubricants to the petroleum industry.
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
Sales and Marketing
     We primarily market our lubricant and fuel additives products worldwide through our own direct sales organization. In addition, we use sales agents and distributors where necessary. Our additive customers primarily consist of oil refiners and independent oil blenders and are located in more than 100 countries. Our 10 largest customers, most of which are international oil companies and a number of which are groups of affiliated entities, accounted for approximately 35% of our consolidated net sales in 2005.
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
     Finally, many of our sales and marketing resources are dedicated to stimulating end-use demand for our products. For example, in the case of our TempRite plumbing, fire sprinkler and industrial piping applications, our resources are focused on marketing to building contractors, plumbers, distributors and construction code officials to convince them to specify our products in their projects or building codes.
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
     We maintain offices in Southfield, Michigan; Hazelwood, United Kingdom; Paris, France; Hamburg, Germany; Shanghai, China; Mumbai, India; Tokyo, Japan; and Seoul, South Korea to maintain close contact with the principal automotive OEMs of the world and to keep us abreast of the performance requirements for our products. These liaison activities also serve as contacts for cooperative development and evaluation of products for future applications.
     Specialty Chemicals. Our Specialty Chemicals segment has had a long history as an industry innovator, creating proprietary, high-performance materials for our customers, including ingredients for personal care products, the invention of Carbopol acrylic thickener, additives for coatings and the commercial development of TempRite engineered polymers. We have leveraged our core surface activity chemistry into new specialty chemicals and materials markets through acquisitions and application technology expertise. Our specialty chemical and materials products are derived from a broad range of technology platforms developed either internally or externally through licensing, acquisition or joint technological alliances with global suppliers and customers.
     Our primary research facility for our Specialty Chemicals segment is located in Brecksville, Ohio, where we develop new technologies and products and conduct applications development and technical service for our customers. We maintain other smaller technical facilities in various locations in the United States, Europe and Asia.
     Patents. We own approximately 1,900 patents worldwide relating to our products and manufacturing processes. Although these domestic and foreign patents expire from time to time, we continue to apply for and obtain patent protection for new products on an ongoing basis. We believe that, in the aggregate, our patents constitute an important asset. However, we do not regard our business as being materially dependent upon any single patent or any group of related patents. We use patents in both of our reporting segments.
     Research, Testing and Development Expenditures. Our consolidated research and development expenditures were $133.8 million in 2005, $107.4 million in 2004, and $93.3 million in 2003. These amounts were equivalent to 3.3%, 3.4% and 4.6% of the respective consolidated total revenues for those years. These amounts include expenditures for the performance evaluation of additive developments in engines and other types of mechanical equipment as well as expenditures for the development of specialty chemicals for industrial applications. In addition, we spent $71.0 million, $81.5 million, and $72.0 million in 2005, 2004 and 2003, respectively, for technical service (testing) activities, principally for evaluation in mechanical equipment of specific lubricant formulations designed for the needs of petroleum industry customers throughout the world.
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
     Lubricant base oil is our single largest purchased raw material, representing about one-third of our purchases, by weight, for the Lubricant Additives segment. Other major categories of raw materials for the Lubricant Additives segment include olefins and esters (approximately 22% of purchases); inorganic acids, bases and oxides (approximately 11%); and alcohols and glycols (approximately 6%). We believe that raw materials derived from petrochemicals are approximately 80% of our purchases for the Lubricant Additives segment. For our Specialty Chemicals segment, no single raw material represents more than 7% of purchases. The top eight raw materials total about one-third of our purchases for the Specialty Chemicals segment. Principal raw materials for the Specialty Chemicals segment include acrylates for personal care and coatings, styrene for coatings, toluene for food and beverages, and PVC, PTMEG and MDI for specialty materials.
Environmental Matters
     We are subject to foreign, federal, state and local laws and regulations designed to protect the environment and limit manufacturing wastes and emissions. We believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the consequent financial liability to us. Compliance with environmental laws and regulations requires continuing management effort and expenditures. We have incurred, and will continue to incur, costs and capital expenditures to comply with these laws and regulations and to obtain and maintain all necessary permits. We believe that the cost of complying with environmental laws and regulations will not have a material affect on our earnings, liquidity or competitive position, although we cannot provide you assurance in that regard.
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
     Noveon International is the beneficiary of agreements with Goodrich Corporation (Goodrich) that require Goodrich to indemnify Noveon International for, among other things, certain environmental liabilities and costs relating to facilities of the former Performance Materials Segment of Goodrich. However, we cannot assure you that Goodrich or other third party indemnitors will, in the future, honor their indemnification obligations to us.
Employees
     At December 31, 2005, we had approximately 7,500 employees of which approximately 56% were in the United States. We believe that our relationship with our employees is good. Seven of our U.S. sites, and approximately 11% of our domestic employees, are organized by labor unions with collective bargaining agreements that are subject to periodic renegotiation. The durations of these collective bargaining agreements vary from three to five years, with one agreement expiring in 2006 and five agreements covering two plants expiring in 2007. We expect to enter into new agreements with these unions as the current agreements expire.
Manufacturing and Properties
     We possess global manufacturing, laboratory and sales and technical service facilities enabling us to provide customers with worldwide service and a reliable supply of products. Our corporate headquarters are located in Wickliffe, Ohio. We have manufacturing facilities and laboratories, which we own or lease, at 30 sites in the United States and approximately 41 sites in 19 other countries. We also have entered into long-term contracts for the exclusive use of major marine terminal facilities at various ports and leases for storage facilities. We maintain a capital expenditure program to support our operations and believe our facilities are adequate for our present operations and for the foreseeable future.
Geographic Area Information
     Financial information with respect to our domestic and foreign operations is contained in Note 15 to our consolidated financial statements, which is included in our 2005 Annual Report to shareholders, and is incorporated herein by reference.
     We supply our customers abroad through exports from the United States and from overseas manufacturing plants. We believe the political and economic risks related to our foreign operations are mitigated due to the stability of the countries in which our largest foreign operations are located.
ITEM 1A. RISK FACTORS
     If any of the events contemplated by the following discussion of risks should occur, our business, results of operations and financial condition could suffer significantly. The risks described below are not the only risks that we face. Additional risks not currently known to us or that we currently deem immaterial may also impair our business.
Financial Risks
The limits imposed on us by the restrictive covenants contained in our credit facilities could prevent us from making acquisitions or capital improvements or cause us to lose access to these facilities.
     Our existing credit facilities contain restrictive covenants that limit our ability to, among other things:
•	borrow money or guarantee the debts of others;

•	use assets as security in other transactions;

•	make investments or other restricted payments or distributions;

•	change our business or enter into new lines of business; and

•	sell or acquire assets or merge with or into other companies.
     In addition, our credit facilities require us to meet financial ratios, including debt to consolidated EBITDA (as defined in the credit facility) and consolidated EBITDA (as defined in the credit facility) to interest expense. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities.
     Our ability to comply with the covenants and other terms of our credit facilities will depend on our future operating performance. If we fail to comply with such covenants and terms, we will be in default and the maturity of the related debt could be accelerated and become immediately due and payable. We may be required to obtain waivers from our lenders in order to maintain compliance under our credit facilities, including waivers with respect to our compliance with certain financial covenants. If we are unable to obtain any necessary waivers and the debt under our credit facilities is accelerated, our financial condition would be adversely affected.
We may not have access to capital in the future.
     We may need new or additional financing in the future to expand our business or refinance existing indebtedness. If we are unable to access capital on satisfactory terms and conditions, we may not be able to expand our business or meet our payment requirements under our existing credit facilities. Our ability to obtain new or additional financing will depend on a variety of factors, many of which are beyond our control. We may not be able to obtain new or additional financing because we have substantial debt or because we may not have sufficient cash flow to service or repay our existing or future debt. In addition, depending on market conditions and our financial performance, equity financing may not be available on satisfactory terms or at all.
We could be adversely affected if our debt is downgraded.
     Our ability to complete offerings of debt securities on satisfactory terms in the future will depend on the status of our credit rating. The current rating of our senior unsecured long-term indebtedness is BBB- by Standard & Poor’s Ratings Group (“S&P”) and Baa3 by Moody’s Investors Service, Inc. (“Moody’s”). Either S&P or Moody’s or both may downgrade our credit rating at any time, which would make it more difficult to complete offerings of debt securities on satisfactory terms and generally would result in increased future borrowing costs and adversely affect our access to capital.
Risks Relating to our Business
Increases in raw material prices could reduce our profitability and reductions in the availability of raw material supplies could disrupt our operations.
     Some of the raw materials that we use are derived from petrochemical-based feedstocks, such as crude oil and natural gas, which have been subject to historical periods of rapid and significant movements in price. These fluctuations in price could be aggravated by political instability, terrorist attacks or other hostilities in oil-producing countries or elsewhere in the world, and supply and demand factors, including OPEC production quotas and increased global demand for petroleum-based products. We also use natural gas as fuel at our facilities, and increases in the price of natural gas may reduce our profitability. Any significant variations in the cost and availability of our specialty and commodity materials or energy may negatively affect our business, financial condition or results of operations. We typically do not enter into hedging arrangements with respect to raw materials or energy, other than for natural gas and electricity. We selectively pass changes in the prices of raw materials to our customers from time to time. However, we cannot always do so, and any limitation on our ability to pass through any price increases could affect our financial performance.
     We use significant quantities of a variety of specialty and commodity chemicals in our manufacturing processes, such as lubricant base oils (a derivative of crude oil); C4 feedstreams; acrylates; toluene; PVC; inorganic acids, bases and oxides; alcohols, glycols and polyols; olefins and esters; sulfonates; phenates; alkylates; sulfonic acids; and amines. These raw materials generally are available from numerous independent suppliers. However, some of our raw material needs are met by a sole supplier or only a few suppliers. If any supplier that we rely on for raw materials ceases or limits production, we may incur significant additional costs, including capital costs, in order to find alternate, reliable raw material suppliers. We may also experience significant production delays while locating new supply sources.
     We face competition from other chemical companies, which could adversely affect our revenue and financial condition.
     We actively compete with companies producing the same or similar products and, in some instances, with companies producing different products designed for the same uses. We encounter competition in price, delivery, service, performance, product innovation and product recognition and quality, depending on the product involved. For some of our products, our competitors are larger and have greater financial resources and less debt than we do. As a result, these competitors may be better able to withstand a change in conditions within the industries in which we operate, a change in the prices of raw materials or a change in the economy as a whole.

     Our competitors can be expected to continue to develop and introduce new and enhanced products, which could cause a decline in market acceptance of our products. Current and future consolidation among our competitors and customers also may cause a loss of market share as well as put downward pressure on pricing. Additionally, a number of our niche product applications are customized or sold for highly specialized uses. Our competitors could cause a reduction in the prices for some of our products as a result of intensified price competition. Competitive pressures can also result in the loss of major customers. If we cannot compete successfully, our business, financial condition and consolidated results of operations could be adversely affected.
Failure to make continued improvements in our technology and productivity could hurt our competitive position.
     We believe that we must continue to enhance our existing products and to develop and manufacture new products with improved capabilities in order to continue to be a market leader. We also believe that we must continue to make improvements in our productivity in order to maintain our competitive position. When we invest in new technologies, processes or production facilities, we face risks related to construction delays, cost over-runs and unanticipated technical difficulties. Our inability to anticipate, respond to or utilize changing technologies could have a material adverse effect on our business and our consolidated results of operations.
Our and our suppliers’ production facilities are subject to operating risks that may adversely affect our operations.
     We are dependent upon the continued safe operation of our and our suppliers’ production facilities. These production facilities are subject to hazards associated with the manufacture, handling, storage and transportation of chemical materials and products, including leaks and ruptures, explosions, fires, inclement weather and natural disasters, unscheduled downtime and environmental hazards. Incidents at our or our suppliers’ production facilities could temporarily shut down or otherwise disrupt our manufacturing operations, causing production delays and, with respect to our facilities, resulting in liability for workplace injuries and fatalities. In addition, some of our and our suppliers’ production facilities are highly specialized, which limits our ability to shift production to other facilities in the event of an incident at a particular facility. If a production facility, or a critical portion of a production facility, were temporarily shut down, we likely would incur higher costs for alternate sources of supply for our products. Some of our products involve the manufacture and/or handling of a variety of reactive, explosive and flammable materials. Use of these products by our customers also could result in liability if an explosion, fire, spill or other accident were to occur. We cannot assure you that we will not experience these types of incidents in the future or that these incidents will not result in production delays or otherwise have a material adverse effect on our business, financial condition or results of operations.
Some of our businesses are cyclical and demand by our customers for our products weakens during economic downturns.
     A portion of our product sales is attributable to industries and markets, such as the construction and metalworking industries, that historically have been cyclical and sensitive to relative changes in supply and demand and general economic conditions. The demand for our products depends, in part, on the general economic conditions of the industries or national economies of our customers. Downward economic cycles in our customers’ industries or countries may reduce sales of some of our products. It is not possible to predict accurately the factors that will affect demand for our products in the future. Any significant downturn in the health of the general economy, either globally or regionally, or the markets in which we sell products could have an adverse effect on our revenues and financial performance.
We face numerous risks relating to our foreign operations, including foreign currency exchange rate fluctuations, exchange controls and currency devaluations, that may adversely affect our results of operations.
     Approximately 31.4% of our consolidated revenues in 2005 was generated in currencies other than the U.S. dollar, which is our reporting currency. We recognize foreign currency transaction gains and losses arising from our operations in the period incurred. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses, which historically have been material and could continue to be material. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. We take actions to manage our foreign currency exposure such as entering into hedging transactions, where available, but we cannot assure you that our strategies will adequately protect our consolidated operating results from the effects of exchange rate fluctuations.
     We also face risks arising from the imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing controls. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation and, if they occur or continue for significant periods, could adversely affect our earnings or cash flow.
International social, political and economic conditions may adversely affect our operating performance.
     Our international operations are also subject to the risk of labor unrest, regional economic uncertainty, political instability, terrorism, expropriation of property, restrictions on the transfer of funds into or out of a country, trade restrictions, export duties, taxes and quotas, domestic and foreign customs and tariffs, and current and changing regulatory environments. Any of these events could have an adverse effect on our international operations in the future by reducing the demand for our products, increasing the prices at which we can sell our products or otherwise having an adverse effect on our operating performance.
Our production facilities are of the type that may attract terrorist attacks, and any attack may disrupt our operations and cause us to incur significant costs and liabilities.
     Uncertainty surrounding the possibility and scope of terrorist attacks may affect our operations in unpredictable ways, including the possibility that our chemical production facilities may become direct targets, or indirect casualties, of terrorist attacks. Although our production facilities are under a heightened level of security, this level of security may be insufficient to prevent a terrorist attack. The resulting damage may be severe and could include loss of life and property damage. In addition, some of our production and other facilities are located at sites near to other chemical plants that may be potential targets of terrorist attacks. The resulting collateral damage may be significant and substantial. Available insurance coverage may not be sufficient to cover all of the damage incurred or may be prohibitively expensive.
Certain of our employees are covered by collective bargaining agreements, and the failure to renew these agreements could result in labor disruptions and increased labor costs.
     Employees at seven of our U.S. sites, who constitute approximately 11% of our domestic employees, are organized by labor unions that have collective bargaining agreements with us that are subject to renegotiation. One agreement expires in 2006 and five agreements covering two plants expire in 2007. Although we believe that our present labor relations are satisfactory, our failure to renew these agreements on reasonable terms as the current agreements expire could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.
The applicability of numerous environmental laws to our manufacturing facilities could cause us to incur material costs and liabilities.
     We are subject to extensive federal, state, local and foreign environmental, safety and health laws and regulations concerning, among other things, emissions to the air, discharges to land and water and the generation, handling, treatment and disposal of hazardous waste and other materials. Under certain environmental laws, we can be held strictly liable for hazardous substance contamination of any real property we have ever owned, operated or used as a disposal site or for natural resource damages associated with such contamination. We are also required to maintain various environmental permits and licenses, many of which require periodic modification and renewal. Our operations entail the risk of violations of those laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. We cannot assure you that we have been or will be at all times in compliance with all of these requirements.
     In addition, these requirements and their enforcement may become more stringent in the future. Although we cannot predict the ultimate cost of compliance with any such requirements, the costs could be material. Non-compliance could subject us to material liabilities, such as government fines, third-party lawsuits or the suspension of non-compliant operations. We also may be required to make significant site or operational modifications at substantial cost. Future developments also could restrict or eliminate the use of or require us to make modifications to our products, which could have a significant negative impact on our results of operations and cash flows.
     At any given time, we are involved in claims, litigation, administrative proceedings and investigations of various types in a number of jurisdictions involving potential environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, property damage and personal injury. We cannot assure you that the resolution of these environmental matters will not have a material adverse effect on our results of operations or cash flows.
     The ultimate costs and timing of environmental liabilities are difficult to predict. Liability under environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. One liable party could be held responsible for all costs at a site, regardless of fault, percentage of contribution to the site or the legality of the original disposal. We may also face liability with respect to acquired businesses for violations under environmental laws occurring prior to the date of our acquisition, and some or all of these liabilities may not be covered by indemnification from the sellers from which we acquired these businesses. We could incur significant costs, including cleanup costs, natural resources damages, civil or criminal fines and sanctions and third-party claims, as a result of past or future violations of, or liabilities under, environmental laws.
If we are unable to protect our intellectual property rights, our product sales and financial performance could be adversely affected.
     We rely on a combination of patent, trade secret, copyright and trademark law, nondisclosure agreements and technical security measures to protect our intellectual property rights in our various lines of business. Our performance may depend in part on our ability to establish, protect and enforce intellectual property rights with respect to our patented technologies and proprietary rights and to defend against any claims of infringement, which involves complex legal, scientific and factual questions and uncertainties.
     In the future, we may have to rely on litigation to enforce our intellectual property rights and contractual rights. In addition, we may face claims of infringement that could interfere with our ability to use technology or other intellectual property rights that are material to our business operations. If litigation that we initiate is unsuccessful, we may not be able to protect the value of some of our intellectual property. In the event a claim of infringement against us is successful, we may be required to pay royalties or license fees to continue to use technology or other intellectual property rights that we have been using or we may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time. If we are unable to obtain licenses on reasonable terms, we may be forced to cease selling or using any of our products that incorporate the challenged intellectual property, or to redesign or, in the case of trademark claims, rename our products to avoid infringing the intellectual property rights of third parties, which may not be possible and may be time-consuming if possible. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs to us and diversions of some of our resources. Our intellectual property rights may not have the value we believe them to have, which could result in a competitive disadvantage or adversely affect our business and financial performance.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     We have no unresolved Securities and Exchange Commission staff comments at this time.

ITEM 2. PROPERTIES
     Our corporate headquarters are located in Wickliffe, Ohio. Our commercial centers for Lubricant Additives and Specialty Chemicals are located in Wickliffe, Ohio and Brecksville, Ohio, respectively. We have other offices and facilities around the world. The locations of our manufacturing and laboratory facilities are indicated below in the following chart.

			Size
		Laboratory	(approx.)	Reporting Segments
	Owned/	(R&D/Testing) or	in square	Lubricant	Specialty
Location	Leased	Manufacturing	feet	Additives	Chemicals
Sydney, Australia	Owned	Manufacturing	45,000	x	x
Antwerp, Belgium	Owned	Laboratory, Manufacturing	81,000		x
Oevel, Belgium	Owned	Manufacturing	215,000		x
Vilvoorde, Belgium	Owned	Manufacturing	27,000		x
Rio de Janeiro, Brazil	Owned	Manufacturing	270,000	x	x
Niagara Falls, Ontario, Canada	Owned	Manufacturing	175,000	x
Lanzhou, China(1)	Plant is owned; land is leased	Manufacturing	35,500	x
Hong Kong, China	Leased	Laboratory	1,300		x
Qingpu, China	Leased	Laboratory, Manufacturing	45,000		x
Shanghai, China	Leased	Laboratory	5,000		x
Songjiang, China	Leased	Manufacturing	54,000		x
Tianjin, China (1)	Leased	Manufacturing	320,000	x
Wenzhou, China(1)	Leased	Manufacturing	53,000		x
Zhejiang, China(1)	Owned	Manufacturing	13,700		x
Le Havre, France	Owned	Manufacturing	960,000	x
Lyon, France(2)	Leased	Laboratory, Manufacturing	13,500		x
Mourenx, France	Owned	Manufacturing	40,000	x
Rouen, France	Owned	Manufacturing	760,000	x
Hamburg, Germany	Leased	Laboratory, Manufacturing	65,000	x
Raubling, Germany	Leased/Owned	Laboratory, Manufacturing	134,500		x
Ritterhude, Germany	Owned	Laboratory, Manufacturing	85,000		x
Chennai, India	Leased	Manufacturing	114,000		x
Mumbai, India(1)	Plant is owned; land is leased	Manufacturing	230,000	x
Vadadora, India	Owned	Manufacturing	294,000		x
Kinuura, Japan	Owned	Laboratory, Manufacturing	710,400	x	x
Seremban, Malaysia	Owned	Manufacturing	38,000		x
Apodaca, Mexico(1)	Owned	Manufacturing	135,000	x
Delfzijl, The Netherlands	Leased	Manufacturing	50,000		x
Yanbu, Saudi Arabia(1)	Owned	Laboratory, Manufacturing	4,900	x
Singapore	Plant is owned; land is leased	Manufacturing	500,000	x
Singapore	Leased	Laboratory	1,300		x
Durban, South Africa	Owned	Manufacturing	75,000	x	x
Pohang, South Korea	Leased/Owned	Manufacturing	49,000		x
Barcelona, Spain	Leased/Owned	Laboratory, Manufacturing	76,000		x
Muang, Thailand	Jointly Owned	Laboratory, Manufacturing	15,000		x
Barnsley, United Kingdom	Owned	Laboratory, Manufacturing	50,000		x
Blackley, Manchester, United Kingdom	Leased	Laboratory	13,000		x
Bromborough, United Kingdom (3)	Owned	Manufacturing	140,000	x	x

			Size
		Laboratory	(approx.)	Reporting Segments
	Owned/	(R&D/Testing) or	in square	Lubricant	Specialty
Location	Leased	Manufacturing	feet	Additives	Chemicals
Hazelwood, United Kingdom	Owned	Laboratory	77,000	x
Huddersfield, United Kingdom	Plant is owned; land is leased	Laboratory, Manufacturing	37,000		x
Grangemouth, Scotland, United Kingdom	Leased	Laboratory	900		x
Paso Robles, CA	Plant is owned; land is leased	Laboratory, Manufacturing	26,000		x
Peachtree City, GA	Owned	Manufacturing	42,500		x
Countryside, IL	Owned	Laboratory, Manufacturing	60,000		x
Henry, IL	Owned	Manufacturing	100,000		x
McCook, IL	Leased	Laboratory, Manufacturing	68,000		x
Calvert City, KY	Owned	Manufacturing	75,000		x
Louisville, KY	Owned	Manufacturing	232,000		x
Lawrence, MA	Owned	Laboratory, Manufacturing	160,000		x
Wilmington, MA	Leased	Manufacturing	83,600		x
Midland, MI	Owned	Laboratory, Manufacturing	68,700	x
Linden, NJ(4)	Owned	Laboratory, Manufacturing	9,500		x
Pedricktown, NJ	Owned	Manufacturing	40,000		x
Charlotte, NC	Leased	Laboratory	2,000		x
Charlotte, NC	Owned	Manufacturing	270,000		x
Gastonia, NC	Owned	Laboratory, Manufacturing	116,000		x
Akron, OH	Owned	Manufacturing	236,000		x
Avon Lake, OH	Owned	Manufacturing	240,000		x
Bowling Green, OH	Owned	Laboratory, Manufacturing	75,000		x
Brecksville, OH	Owned	Laboratory	142,000		x
Chagrin Falls, OH	Owned	Manufacturing	49,000		x
Cincinnati, OH	Leased	Laboratory, Manufacturing	450,000		x
Painesville, OH	Owned	Manufacturing	450,000	x	x
Wickliffe, OH	Owned	Laboratory	233,000	x
Spartanburg, SC	Leased	Laboratory	22,300	x
Spartanburg, SC	Owned	Laboratory, Manufacturing	71,000	x	x
Bayport, TX	Owned	Manufacturing	810,000	x	x
Deer Park, TX	Owned	Manufacturing	1,570,000	x	x
Houston, TX	Owned	Manufacturing	39,000		x
Kalama, WA	Owned	Laboratory, Manufacturing	550,000		x
Cheyenne, WY	Owned	Laboratory, Manufacturing	32,000		x

(1)	These manufacturing plants are owned and operated by joint venture companies licensed by Lubrizol.

(2)	Operations are expected to cease by the end of the first quarter of 2006.

(3)	Operations are expected to cease by the end of 2006.

(4)	Operations are expected to cease by the end of the second quarter of 2006.
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

     In the first quarter of 2005, we announced our plans to close two Specialty Chemicals performance coatings production facilities in the United States. Production from these sites will be transferred to other facilities in the United States. The facility in Mountaintop, Pennsylvania was closed in October 2005 and sold in January 2006, while the facility in Linden, New Jersey is scheduled to close in the second quarter of 2006. These closures will result in a workforce reduction of 62 employees by the second quarter of 2006. The aggregate restructuring charge recorded for these closures for the year ended December 31, 2005 was $6.6 million, comprised of $4.2 million in asset impairments, $0.9 million in exit costs and $1.5 million in severance costs. We estimate that we will incur cumulative severance costs of approximately $2.1 million relating to these closures. We recorded an impairment charge for both plants in the first quarter of 2005 to reflect the related assets at their estimated fair values. We also recorded a small Specialty Chemicals European restructuring during the fourth quarter amounting to a $0.4 million in severance costs and $0.1 million in other exit costs.
     In January 2005, we announced that we are closing our Lubricant Additives manufacturing plant in Bromborough, United Kingdom. Production phase-out of this site began in the third quarter of 2005 and is expected to be completed by the third quarter of 2006. During this phase-out, United Kingdom production will be transferred to facilities in France and the United States. Approximately 69 employees will be impacted by this closure. A $17.0 million impairment charge was recorded in December 2004 to reflect the related assets at their estimated fair values. The aggregate restructuring charge recorded for this closure during 2005 was $6.1 million, comprised of $0.7 million in asset impairment, $1.7 million in exit costs and $3.7 million in severance costs. We currently anticipate that pre-tax charges of approximately $16.0 million will be incurred through 2007 to satisfy severance and retention obligations, plant dismantling, site restoration and other site environmental evaluation costs and lease-related costs, including the $5.4 million recorded through December 31, 2005.
     In addition, we expect to invest approximately $20.0 million in capital related to the plant closures, primarily Bromborough, through the first quarter of 2007, for capacity upgrades at alternative manufacturing facilities. Of the total projected capital expenditures, $3.4 million was incurred through December 31, 2005.
     We maintain a capital expenditure program to support our operations and believe our facilities are adequate for our present operations and for the foreseeable future.
ITEM 3. LEGAL PROCEEDINGS
     In the third quarter of 2005, we were notified by the U.S. Environmental Protection Agency (EPA) Region 6 that it was proposing a penalty against the company in connection with a small release of ammonia that occurred at our Specialty Chemicals’ Kalama, Washington plant in May 2005. The most recent proposal by the EPA is a penalty of approximately $140,000-$175,000. We currently are discussing those circumstances with the EPA. No enforcement proceeding has been commenced at this time.
     Also in the third quarter of 2005, we voluntarily notified the U.S. Departments of Treasury and Commerce that an internal review of certain export transactions within the personal care and pharmaceuticals business of the Specialty Chemicals segment has indicated that some exports were made that were not in compliance with current U.S. trade sanctions. We have voluntarily completed a thorough review of all possibly non-complying transactions and detailed our findings in a subsequent report that was made to the government in the third quarter of 2005. While the sales involved were not substantial in relation to the company or the Specialty Chemicals segment, we consider legal compliance to be very important. At this time, we cannot determine what the penalties, or fines, if any, will be assessed against us, but applicable regulations provide that the company’s voluntary self-disclosure will be an important mitigating factor.
     The patent infringement suit filed against the company by Afton Chemical Company in federal court in Virginia in the second quarter of 2005 was dismissed with finality on October 27, 2005. We incurred no liability.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to the vote of the security holders during the three months ended December 31, 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT
     The following sets forth the name, age, recent business experience and certain other information relative to each person who was an executive officer as of February 28, 2006.

Name	Age	Position
James L. Hambrick	51	Chairman of the Board, President and Chief Executive Officer
Joseph W. Bauer	52	Vice President and General Counsel
Donald W. Bogus	58	Senior Vice President and President — Specialty Chemicals
Charles P. Cooley	50	Senior Vice President and Chief Financial Officer
W. Scott Emerick	41	Corporate Controller
Stephen F. Kirk	56	Senior Vice President and President — Lubricant Additives
Annora C. Marcus	43	Director — Foreign Audits / Transfer Pricing
Mark W. Meister	51	Vice President and Chief Ethics Officer
Rosanne S. Potter	46	Treasurer
Leslie M. Reynolds	45	Corporate Secretary
Patrick Saunier	50	Vice President, Information Systems
Jeffrey A. Vavruska	45	Chief Tax Officer
Joanne Wanstreet	54	Vice President, Investor Relations
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
Donald W. Bogus became a senior vice president of The Lubrizol Corporation in July 2004 and president of the Specialty Chemicals segment in April 2004. He joined Lubrizol in 2000 as vice president responsible for the Fluid Technologies for Industry segment. He also led Lubrizol’s mergers and acquisitions committee.
Charles P. Cooley is a senior vice president and the chief financial officer of The Lubrizol Corporation. He joined Lubrizol in 1998 as its chief financial officer and vice president. He was also treasurer from April 1998 to September 2001. Mr. Cooley became a senior vice president in July 2004.
W. Scott Emerick joined The Lubrizol Corporation as corporate controller in June 2004. Prior to that, Mr. Emerick was at Noveon International, where he held the positions of director of finance - TempRite products from September 2003 to June 2004 and director of accounting and external financial reporting from April 2001 to September 2003. Prior to joining Noveon International, Mr. Emerick served as director of finance for Flexalloy-Textron, a subsidiary of Textron, Inc., where he held several management positions since 1997.
Stephen F. Kirk became a senior vice president of The Lubrizol Corporation in July 2004 and the president of the Lubricant Additives segment in June 2004. Previously, he was vice president of sales and marketing for Lubrizol since January 1999.
Annora C. Marcus was the assistant secretary of The Lubrizol Corporation from April 2003 to December 2005. In addition, she has been the director — foreign audits/transfer pricing since September 2004. Previously, she had held various tax positions with Lubrizol from October 1997 until September 2004.
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
Patrick H. Saunier became the vice president for information systems and business processes for The Lubrizol Corporation in July 2004. From 1999 to 2004, Mr. Saunier led the European shared services organization.
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
     Our common shares are listed on the New York Stock Exchange under the symbol LZ. The number of shareholders of record of common shares was 3,468 as of February 15, 2006.
     Information relating to the recent price and dividend history of our common shares follows:

	Common Share Price History				Dividends
	2005		2004		Per Common Share
	High	Low	High	Low	2005	2004
1st quarter	$43.57	$35.25	$33.55	$29.44	$.26	$.26
2nd quarter	44.51	36.74	36.81	30.67	.26	.26
3rd quarter	44.50	39.12	37.37	33.00	.26	.26
4th quarter	44.16	39.83	37.33	32.12	.26	.26

					$1.04	$1.04

     We have no restrictions on the payment of dividends on Lubrizol common shares.
     On October 1, 2005, 288 common shares were issued in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to a former officer under a deferred compensation plan for officers.
     On November 1, 2005, 90 common shares were issued in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to a former officer under the deferred compensation plan for officers.
     On December 1, 2005, 203 common shares were issued in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to two former officers under a deferred compensation plan for officers.
     The following table provides information regarding our purchases of Lubrizol common shares during the quarter.

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
			of Shares (or Units)	Value) of Shares (or
	(a) Total Number of	(b) Average Price	Purchased as Part of	Units) that May Yet
	Shares (or Units)	Paid per Share	Publicly Announced	be Purchased Under the
Period	Purchased[1]	(or Unit)	Plans or Programs	Plans or Programs

Month #1 (Oct. 1, 2005 through Oct. 31, 2005)	5,076 Shares	$43.33	N/A	N/A
Month #2 (Nov. 1, 2005 through Nov. 30, 2005)	31 Shares	$41.59	N/A	N/A
Month #3 (Dec. 1, 2005 through Dec. 31, 2005)	81 Shares	$42.21	N/A	N/A

Total	5,188 Shares

[1]	This column represents common shares that we purchased pursuant to:

(a) our option plan, whereby participants exchange already owned shares to us to pay for the exercise price of an option or whereby we withhold shares upon the exercise of an option to pay the withholding taxes on behalf of the employee.
(b) our deferred compensation plans, whereby we withhold shares upon a distribution to pay the withholding taxes on behalf of the employee.
ITEM 6. SELECTED FINANCIAL DATA
     The summary of selected financial data for each of the last five years included in the Historical Summary contained on pages 58 and 59 of our 2005 Annual Report to shareholders is incorporated herein by reference.
     Total debt reported in the Historical Summary includes the following amounts classified as long-term at December 31: $1,662.9 million in 2005, $1,964.1 million in 2004, $386.7 million in 2003, $384.8 million in 2002, and $388.1 million in 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The Management’s Discussion and Analysis of Financial Condition and Results of Operations, including the information appearing under the heading “Cautionary Statements for Safe Harbor Purposes,” contained on pages 9 through 26, inclusive, of our 2005 Annual Report to shareholders is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information appearing under the heading “Quantitative and Qualitative Disclosures about Market Risk” contained on page 26 of our 2005 Annual Report to shareholders is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our consolidated financial statements, together with the report of the independent registered public accounting firm relating thereto, contained on pages 28 through 57, inclusive, of our 2005 Annual Report to shareholders, and the Quarterly Financial Data (Unaudited) contained on page 57 of the 2005 Annual Report to shareholders, are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
     We evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2005. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to Lubrizol and our consolidated subsidiaries required to be included in our periodic SEC filings. There were no significant changes in our internal control over financial reporting that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Management’s report on internal control over financial reporting and the report of the independent registered public accounting firm relating thereto are contained on pages 27 and 28, inclusive, of our 2005 Annual Report to shareholders and are incorporated herein by reference.
ITEM 9B. OTHER INFORMATION
     Not applicable.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information contained under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our proxy statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference. Information relative to executive officers is contained under “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. Information regarding the identification of a financial expert on the Audit Committee contained under the heading “Audit Committee” in our proxy statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.
     We have a code of ethics, entitled the Ethical and Legal Conduct Guidelines, that applies to our directors and all employees, including our chief executive officer, chief financial officer and controller. The Ethical and Legal Conduct Guidelines are posted at the company overview area of our website, www.lubrizol.com.
ITEM 11. EXECUTIVE COMPENSATION
     The information relating to executive compensation contained under the headings “Director Compensation,” “Executive Compensation — Summary Compensation Table,” “Executive Compensation - Stock Incentive Plans,” “Executive Compensation — Long-Term Incentive Plans,” “Employee and Executive Officer Benefit Plans — Pension Plans,” “Employee and Executive Officer Benefit Plans — Supplemental Retirement Plan” and “Employee and Executive Officer Benefit Plans — Executive Agreements” in our proxy statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The information relating to security ownership set forth under the heading “Share Ownership of Directors, Executive Officers and Large Beneficial Owners” in our proxy statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.
     The following table gives information about our common shares that may be issued under the company’s equity compensation plans as of December 31, 2005.

(a)
	Number of		(c)
	Securities to	(b)	Number of Securities
	be Issued upon	Weighted-Average	Remaining Available
	Exercise	Exercise	for Future Issuance under
	of Outstanding	Price of Outstanding	Equity Compensation Plans
	Options,	Options, Warrants	(excluding Securities
Plan Category	Warrants and Rights	and Rights	reflected in Column (a))
Equity compensation plans approved by security holders	4,283,917	$32.35	3,055,540 (1)
Equity compensation plans not approved by security holders	(2)	N/A	(2)

Total	4,283,917	$32.35	3,055,540 (1)

(1)	The 1991 Stock Incentive Plan was terminated with respect to future grants effective November 15, 2004. The shares shown are with respect to the 2005 Stock Incentive Plan. In addition to the shares shown, effective January 1, 2003, pursuant to grants under the 1991 Stock Incentive Plan, Donald W. Bogus, Charles P. Cooley and Stephen F. Kirk each will be issued 15,000 shares if the officer remains an employee until January 1, 2008. There are no voting or dividend rights associated with these common shares unless and until they are issued.

(2)	Under a deferred compensation plan, certain executive officers may defer any amount of their variable pay under the performance pay plan. Deferred amounts are converted into share units based on the current market price of

Lubrizol’s common shares. There is a 25% company match. Additional share units are credited for quarterly dividends paid on Lubrizol common shares. At the end of the deferral period, which is at least three years, common shares are issued equal to the number of share units in the participant’s account. Amounts attributable to the company match credited after January 1, 2004 will be paid in cash. As of December 31, 2005, there were 86,482 share units outstanding that are payable in shares.
Prior to January 1, 2004, under a deferred stock compensation plan for outside directors, each director who was not a Lubrizol employee received 500 share units on each October 1st and was credited with additional share units for quarterly dividends paid on Lubrizol common shares. When a person is no longer a director, Lubrizol common shares are issued equal to the number of share units in the person’s account. As of December 31, 2005, there were 41,744 share units outstanding that are payable in shares. No additional share units other than those credited for quarterly dividends have been or will be granted after January 1, 2004.

Under a deferred compensation plan for directors, each director who is not a Lubrizol employee may defer all or any portion of his or her yearly fee and meeting attendance fees and have these amounts credited to various cash investment accounts and/or a share unit account. The number of share units credited to the share unit account is based on the price of Lubrizol common shares on the day the share units are credited to the account and includes share units credited for quarterly dividends paid on Lubrizol common shares. When a person is no longer a director, Lubrizol shares are issued equal to the number of share units in the person’s share unit account. As of December 31, 2005, there were 49,596 share units outstanding.

Under a deferred compensation plan for officers, each executive officer may defer all or any portion of his or her total annual pay and have these amounts credited to various cash investment accounts and/or a share unit account. The number of share units credited to the share unit account is based on the price of Lubrizol common shares on the day the share units are credited to the account and includes share units credited for quarterly dividends paid on Lubrizol common shares. Upon the distribution date, Lubrizol common shares are issued equal to the number of share units in the person’s share unit account. As of December 31, 2005, there were 62,735 share units outstanding.

Under a supplemental retirement plan for Donald W. Bogus, 500 share units are credited each anniversary date of the officer’s employment to an officer’s account and includes shares units credited for quarterly dividends paid on Lubrizol common shares. Upon retirement, Mr. Bogus may elect to receive cash or Lubrizol shares equal to the number of share units in the account. As of December 31, 2005, there were 2,281 share units outstanding that could be paid in shares. For units credited after January 1, 2004, the payment will be made in cash only.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     There are no relationships or related transactions involving our executive officers or directors to disclose pursuant to Item 404 of Regulation S-K.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information included under the heading entitled “Independent Registered Public Accountant Fees” in our proxy statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this Annual Report:
1.	The following consolidated financial statements of The Lubrizol Corporation and its subsidiaries, together with the report of the independent registered public accounting firm relating thereto, contained on pages 27 through 57, inclusive, of our 2005 Annual Report to shareholders, and incorporated herein by reference:

Management’s Report on Internal Controls over Financial Reporting

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003.

Consolidated Balance Sheets at December 31, 2005 and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements.

2.	Schedule
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF THE LUBRIZOL CORPORATION
We have audited the consolidated financial statements of The Lubrizol Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated February 28, 2006; such consolidated financial statements and reports are included in the 2005 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
February 28, 2006

SCHEDULE II — Valuation and Qualifying Accounts
For the years ended December 31, 2005, 2004 and 2003
(in millions of dollars)

	Balance at				Balance at
	Beginning	Charged/(Credited)	Charged/(Credited) to		End of
Description	of Year	to Expenses	Other Accounts*	Deductions	Year
Year ended December 31, 2005
Allowance for uncollectible accounts	$11.0	$1.9	$(0.9)	$1.9	$10.1
Inventory reserves	$19.1	$12.4	$(4.3)	$9.0	$18.2
Deferred tax asset valuation allowance	$18.8	$4.0	$(4.7)	—	$18.1
Year ended December 31, 2004
Allowance for uncollectible accounts	$4.2	$0.4	$7.7	$1.3	$11.0
Inventory reserves	$9.0	$5.9	$8.0	$3.8	$19.1
Deferred tax asset valuation allowance	$1.9	$2.4	$14.5	—	$18.8
Year ended December 31, 2003
Allowance for uncollectible accounts	$4.4	—	—	$0.2	$4.2
Inventory reserves	$9.2	$(0.1)	—	$0.1	$9.0
Deferred tax asset valuation allowance	$3.6	$(1.7)	—	—	$1.9

*	Valuation and qualifying accounts associated with acquired and discontinued operation companies.
All other schedules have been omitted because they are not applicable.
3.	Exhibits
3.1	Amended Articles of Incorporation of The Lubrizol Corporation, as adopted September 23, 1991 (incorporated by reference to Exhibit 3.1 to The Lubrizol Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004).

3.2	Regulations of The Lubrizol Corporation, as amended effective April 27, 1992 ((incorporated by reference to Exhibit 3.2 to The Lubrizol Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004).

4.1	Amendment to Article Fourth of Amended Articles of Incorporation (incorporated by reference to Exhibit 4.1 to The Lubrizol Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004).

4.2	Amended and Restated Rights Agreement between The Lubrizol Corporation and American Stock Transfer & Trust Company dated as of July 26, 1999 (incorporated by reference to Exhibit 4.2 to The Lubrizol Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004).

4.3	Amended and Restated Indenture dated September 28, 2004 (originally dated June 1, 1995) by and among The Lubrizol Corporation, all of The Lubrizol Corporation’s wholly owned direct and indirect domestic subsidiaries, as guarantors, and J.P. Morgan Trust Company, National Association, as successor trustee (incorporated by reference to Exhibit 99.1 of the Form 8-K of The Lubrizol Corporation filed with the SEC on September 29, 2004).

4.4	Amended and Restated Indenture dated September 28, 2004 (originally dated November 25, 1998), by and among The Lubrizol Corporation, all of The Lubrizol Corporation’s wholly owned direct and indirect domestic subsidiaries, as guarantors, and J.P. Morgan Trust Company, National Association, as successor trustee (incorporated by reference to Exhibit 99.2 of the Form 8-K of The Lubrizol Corporation filed with the SEC on September 29, 2004).

4.5	Form of Indenture for Debt Securities of The Lubrizol Corporation (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3 of The Lubrizol Corporation filed with the SEC on August 24, 2004).

10.1*	The Lubrizol Corporation 1991 Stock Incentive Plan, as amended (incorporated by reference to Exhibit (10)(h) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2004).

10.2*	The Lubrizol Corporation 2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s Current Report on Form 8-K/A filed with the SEC on March 2, 2005).

10.3*	The Lubrizol Corporation Amended Deferred Compensation Plan for Directors (incorporated by reference to Exhibit (10)(b) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2004).

10.4*	The Lubrizol Corporation Deferred Stock Compensation Plan for Outside Directors, as amended (incorporated by reference to Exhibit (10)(i) to The Lubrizol Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.5*	The Lubrizol Corporation Deferred Compensation Plan for Officers, as amended (incorporated by reference to Exhibit (10)(k) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2004).

10.6*	The Lubrizol Corporation Executive Council Deferred Compensation Plan, as amended (incorporated by reference to Exhibit (10)(l) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2004).

10.7*	The Lubrizol Corporation 2005 Deferred Compensation Plan for Directors (incorporated by reference to Exhibit (10)(v) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2004).

10.8*	The Lubrizol Corporation Senior Management Deferred Compensation Plan (fna The Lubrizol Corporation 2005 Deferred Compensation Plan for Officers) (incorporated by reference to Exhibit 10.8 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.9*	The Lubrizol Corporation 2005 Executive Council Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.10*	The Lubrizol Corporation Excess Defined Benefit Plan, as amended (incorporated by reference to Exhibit (10)(d) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 15, 2004).

10.11*	The Lubrizol Corporation Excess Defined Contribution Plan, as amended (incorporated by reference to Exhibit (10)(e) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 15, 2004).

10.12*	The Lubrizol Corporation Officers’ Supplemental Retirement Plan, as amended (incorporated by reference to Exhibit (10)(j) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 15, 2004).

10.13*	The Lubrizol Corporation 2005 Excess Defined Benefit Plan (incorporated by reference to Exhibit 10.4 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.14*	The Lubrizol Corporation 2005 Excess Defined Contribution Plan (incorporated by reference to Exhibit 10.3 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.15*	The Lubrizol Corporation 2005 Officers’ Supplemental Retirement Plan (incorporated by reference to Exhibit 10.5 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.16*	Supplemental Retirement for Donald W. Bogus (incorporated by reference to Exhibit 10.6 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.17*	The Lubrizol Corporation Executive Death Benefit Plan, as amended (incorporated by reference to Exhibit 10.11 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.18*	The Lubrizol Corporation Executive Officer Long Term Incentive Plan (incorporated by reference to Exhibit (10)(n) to The Lubrizol Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.19*	Form of Employment Agreement between The Lubrizol Corporation and certain of its senior executive officers.

10.20*	Employment Agreement effective January 1, 2003, between The Lubrizol Corporation and Charles P. Cooley (incorporated by reference to Exhibit (10)(o) to The Lubrizol Corporation’s Quarterly Report on Form 10-Q for the period ended on March 31, 2003).

10.21*	Employment Agreement effective January 1, 2003, between The Lubrizol Corporation and Stephen F. Kirk (incorporated by reference to Exhibit (10)(p) to The Lubrizol Corporation’s Quarterly Report on Form 10-Q for the period ended on March 31, 2003).

10.22*	Employment Agreement effective January 1, 2003, between The Lubrizol Corporation and Donald W. Bogus (incorporated by reference to Exhibit (10)(r) to The Lubrizol Corporation’s Quarterly Report on Form 10-Q for the period ended on March 31, 2003).

10.23*	The Lubrizol Corporation Annual Incentive Pay Plan (incorporated by reference to Exhibit 10.10 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.24*	The Lubrizol Corporation Annual Incentive Pay Plan Award Letter, as amended (incorporated by reference to Exhibit 10.2 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.25*	The Lubrizol Corporation 2005 Stock Incentive Plan Performance Shares Award, as amended for the 2005-2007 grant (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s Current Report on Form 8-K/A filed with the SEC on March 11, 2005).

10.26*	Named Executive Officer Salary Increases during 2005 (incorporated by reference to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on September 30, 2005).

10.27*	Named Executive Officer Annual Incentive Pay Plan payments for incentive pay earned during 2004 (incorporated by reference to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on March 8, 2005).

10.28*	The Lubrizol Corporation 2005 Stock Incentive Plan Performance Shares Award, as amended for the 2006-2008 grant (incorporated by reference to The Lubrizol Corporation’s Current Report on Form 8K filed with the SEC on December 13, 2005).

10.29*	The Lubrizol Corporation Long-Term Incentive Pay Plan Award Letter for the 2004-2006 period.

10.30	Credit Agreement dated as of August 24, 2004 among The Lubrizol Corporation, the Initial Lenders named therein, Citigroup Global Markets Inc. and KeyBanc Capital Markets, as co-lead arrangers and co-bookrunners, KeyBank National Association and ABN Amro Bank N.V., as co-syndication agents, Wachovia Bank, National Association, as documentation agent, and Citicorp North America, Inc., as agent (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on August 30, 2004).

10.31	Amended and Restated Credit Agreement dated as of March 29, 2005 among The Lubrizol Corporation, the Initial Lenders named therein, Citicorp North America, Inc., as administrative agent, and Citigroup Global Markets, Inc., as arranger and syndication agent (incorporated by reference to Exhibit 10.5 to The Lubrizol Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).
10.32	Five Year Credit Agreement dated as of September 14, 2005 among Europe Chemical Holdings C.V., Noveon Holdings France S.A.S. and Noveon Europe BVBA, The Lubrizol Corporation, the Initial Lenders named therein, ABN AMRO Bank N.V. as administrative agent, and ABN AMRO Bank N.V., Calyon, Citigroup Global Markets Inc., and Fortis Capital Corp as mandated lead arrangers and bookrunners (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on September 16, 2005).

12.1	Computation of Ratio of Earnings to Fixed Charges.

13.1	The following portions of The Lubrizol Corporation 2005 Annual Report to its shareholders (the 2005 Annual Report is available on our website at www.lubrizol.com as a separate pdf file):
Pages 9-26 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Page 27 Management’s Report on Internal Control Over Financial Reporting.

Page 27 NYSE Certification.

Page 28 Reports of Independent Registered Public Accounting Firm.

Page 29 Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003.

Page 30 Consolidated Balance Sheets at December 31, 2005 and 2004.

Page 31 Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

Page 32 Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003.

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

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on February 28, 2006, on its behalf by the undersigned, thereunto duly authorized.

THE LUBRIZOL CORPORATION

BY	/s/ James L. Hambrick

James L. Hambrick, President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 20, 2006, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ James L. Hambrick	Chairman of the Board, President and Chief Executive Officer

James L. Hambrick	(Principal Executive Officer)

/s/ Charles P. Cooley	Sr. Vice President and Chief Financial Officer

Charles P. Cooley	(Principal Financial Officer)

/s/ W. Scott Emerick	Corporate Controller

W. Scott Emerick	(Chief Accounting Officer)

/s/ Robert E. Abernathy	Director

Robert E. Abernathy

/s/ Jerald A. Blumberg	Director

Jerald A. Blumberg

/s/ Forest J. Farmer, Sr.	Director

Forest J. Farmer, Sr.

/s/ Gordon D. Harnett	Director

Gordon D. Harnett

/s/ Victoria F. Haynes	Director

Victoria F. Haynes

/s/ William P. Madar	Director

William P. Madar

/s/ Peggy Gordon Miller	Director

Peggy Gordon Miller

/s/ Ronald A. Mitsch	Director

Ronald A. Mitsch

/s/ Dominic J. Pileggi	Director

Dominic J. Pileggi

/s/ Daniel E. Somers	Director

Daniel E. Somers