Form 10-K/A
period 2005-12-31
LUBRIZOL CORP
filed 2006-03-02
CIK 60751

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
     This Amendment No. 1 to the Annual Report on Form 10-K/A is hereby filed to include Exhibit 23.1 Consent of Independent Registered Public Accounting Firm that was inadvertently omitted from the original filing. Except as described above, no other changes have been made to the originally filed Form 10-K.

All other schedules have been omitted because they are not applicable.
3.	Exhibits
3.1	Amended Articles of Incorporation of The Lubrizol Corporation, as adopted September 23, 1991 (incorporated by reference to Exhibit 3.1 to The Lubrizol Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004).

3.2	Regulations of The Lubrizol Corporation, as amended effective April 27, 1992 ((incorporated by reference to Exhibit 3.2 to The Lubrizol Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004).

4.1	Amendment to Article Fourth of Amended Articles of Incorporation (incorporated by reference to Exhibit 4.1 to The Lubrizol Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004).

4.2	Amended and Restated Rights Agreement between The Lubrizol Corporation and American Stock Transfer & Trust Company dated as of July 26, 1999 (incorporated by reference to Exhibit 4.2 to The Lubrizol Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004).

4.3	Amended and Restated Indenture dated September 28, 2004 (originally dated June 1, 1995) by and among The Lubrizol Corporation, all of The Lubrizol Corporation’s wholly owned direct and indirect domestic subsidiaries, as guarantors, and J.P. Morgan Trust Company, National Association, as successor trustee (incorporated by reference to Exhibit 99.1 of the Form 8-K of The Lubrizol Corporation filed with the SEC on September 29, 2004).

4.4	Amended and Restated Indenture dated September 28, 2004 (originally dated November 25, 1998), by and among The Lubrizol Corporation, all of The Lubrizol Corporation’s wholly owned direct and indirect domestic subsidiaries, as guarantors, and J.P. Morgan Trust Company, National Association, as successor trustee (incorporated by reference to Exhibit 99.2 of the Form 8-K of The Lubrizol Corporation filed with the SEC on September 29, 2004).

4.5	Form of Indenture for Debt Securities of The Lubrizol Corporation (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3 of The Lubrizol Corporation filed with the SEC on August 24, 2004).

10.1*	The Lubrizol Corporation 1991 Stock Incentive Plan, as amended (incorporated by reference to Exhibit (10)(h) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2004).

10.2*	The Lubrizol Corporation 2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s Current Report on Form 8-K/A filed with the SEC on March 2, 2005).

10.3*	The Lubrizol Corporation Amended Deferred Compensation Plan for Directors (incorporated by reference to Exhibit (10)(b) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2004).

10.4*	The Lubrizol Corporation Deferred Stock Compensation Plan for Outside Directors, as amended (incorporated by reference to Exhibit (10)(i) to The Lubrizol Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.5*	The Lubrizol Corporation Deferred Compensation Plan for Officers, as amended (incorporated by reference to Exhibit (10)(k) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2004).

10.6*	The Lubrizol Corporation Executive Council Deferred Compensation Plan, as amended (incorporated by reference to Exhibit (10)(l) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2004).

10.7*	The Lubrizol Corporation 2005 Deferred Compensation Plan for Directors (incorporated by reference to Exhibit (10)(v) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2004).

10.8*	The Lubrizol Corporation Senior Management Deferred Compensation Plan (fna The Lubrizol Corporation 2005 Deferred Compensation Plan for Officers) (incorporated by reference to Exhibit 10.8 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.9*	The Lubrizol Corporation 2005 Executive Council Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.10*	The Lubrizol Corporation Excess Defined Benefit Plan, as amended (incorporated by reference to Exhibit (10)(d) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 15, 2004).

10.11*	The Lubrizol Corporation Excess Defined Contribution Plan, as amended (incorporated by reference to Exhibit (10)(e) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 15, 2004).

10.12*	The Lubrizol Corporation Officers’ Supplemental Retirement Plan, as amended (incorporated by reference to Exhibit (10)(j) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 15, 2004).

10.13*	The Lubrizol Corporation 2005 Excess Defined Benefit Plan (incorporated by reference to Exhibit 10.4 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.14*	The Lubrizol Corporation 2005 Excess Defined Contribution Plan (incorporated by reference to Exhibit 10.3 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.15*	The Lubrizol Corporation 2005 Officers’ Supplemental Retirement Plan (incorporated by reference to Exhibit 10.5 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.16*	Supplemental Retirement for Donald W. Bogus (incorporated by reference to Exhibit 10.6 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.17*	The Lubrizol Corporation Executive Death Benefit Plan, as amended (incorporated by reference to Exhibit 10.11 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.18*	The Lubrizol Corporation Executive Officer Long Term Incentive Plan (incorporated by reference to Exhibit (10)(n) to The Lubrizol Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.19*	Form of Employment Agreement between The Lubrizol Corporation and certain of its senior executive officers (incorporated by reference to Exhibit 10.19 to The Lubrizol Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.20*	Employment Agreement effective January 1, 2003, between The Lubrizol Corporation and Charles P. Cooley (incorporated by reference to Exhibit (10)(o) to The Lubrizol Corporation’s Quarterly Report on Form 10-Q for the period ended on March 31, 2003).

10.21*	Employment Agreement effective January 1, 2003, between The Lubrizol Corporation and Stephen F. Kirk (incorporated by reference to Exhibit (10)(p) to The Lubrizol Corporation’s Quarterly Report on Form 10-Q for the period ended on March 31, 2003).

10.22*	Employment Agreement effective January 1, 2003, between The Lubrizol Corporation and Donald W. Bogus (incorporated by reference to Exhibit (10)(r) to The Lubrizol Corporation’s Quarterly Report on Form 10-Q for the period ended on March 31, 2003).

10.23*	The Lubrizol Corporation Annual Incentive Pay Plan (incorporated by reference to Exhibit 10.10 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.24*	The Lubrizol Corporation Annual Incentive Pay Plan Award Letter, as amended (incorporated by reference to Exhibit 10.2 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.25*	The Lubrizol Corporation 2005 Stock Incentive Plan Performance Shares Award, as amended for the 2005-2007 grant (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s Current Report on Form 8-K/A filed with the SEC on March 11, 2005).

10.26*	Named Executive Officer Salary Increases during 2005 (incorporated by reference to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on September 30, 2005).

10.27*	Named Executive Officer Annual Incentive Pay Plan payments for incentive pay earned during 2004 (incorporated by reference to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on March 8, 2005).

10.28*	The Lubrizol Corporation 2005 Stock Incentive Plan Performance Shares Award, as amended for the 2006-2008 grant (incorporated by reference to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.29*	The Lubrizol Corporation Long-Term Incentive Pay Plan Award Letter for the 2004-2006 period (incorporated by reference to Exhibit 10.29 to The Lubrizol Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.30	Credit Agreement dated as of August 24, 2004 among The Lubrizol Corporation, the Initial Lenders named therein, Citigroup Global Markets Inc. and KeyBanc Capital Markets, as co-lead arrangers and co-bookrunners, KeyBank National Association and ABN Amro Bank N.V., as co-syndication agents, Wachovia Bank, National Association, as documentation agent, and Citicorp North America, Inc., as agent (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on August 30, 2004).

10.31	Amended and Restated Credit Agreement dated as of March 29, 2005 among The Lubrizol Corporation, the Initial Lenders named therein, Citicorp North America, Inc., as administrative agent, and Citigroup Global Markets, Inc., as arranger and syndication agent (incorporated by reference to Exhibit 10.5 to The Lubrizol Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).
10.32	Five Year Credit Agreement dated as of September 14, 2005 among Europe Chemical Holdings C.V., Noveon Holdings France S.A.S. and Noveon Europe BVBA, The Lubrizol Corporation, the Initial Lenders named therein, ABN AMRO Bank N.V. as administrative agent, and ABN AMRO Bank N.V., Calyon, Citigroup Global Markets Inc., and Fortis Capital Corp as mandated lead arrangers and bookrunners (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on September 16, 2005).

12.1	Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12.1 to The Lubrizol Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005).

13.1	The following portions of The Lubrizol Corporation 2005 Annual Report to its shareholders (the 2005 Annual Report is available on our website at www.lubrizol.com as a separate pdf file) (incorporated by reference to Exhibit 13.1 to The Lubrizol Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005):
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

Page 28 Reports of Independent Registered Public Accounting Firm.

Page 29 Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003.

Page 30 Consolidated Balance Sheets at December 31, 2005 and 2004.

Page 31 Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

Page 32 Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003.

Pages 33-57 Notes to Consolidated Financial Statements.

Pages 58-59 Historical Summary.
21.1	List of Subsidiaries of The Lubrizol Corporation (incorporated by reference to Exhibit 21.1 to The Lubrizol Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to The Lubrizol Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005).

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to The Lubrizol Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005).

32.1	Certification of Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to The Lubrizol Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005).

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K/A to be signed on March 2, 2006, on its behalf by the undersigned, thereunto duly authorized.

THE LUBRIZOL CORPORATION

BY	/s/ W. Scott Emerick

W. Scott Emerick Corporate Controller (Chief Accounting Officer)