Form 10-Q
period 2006-03-31
LUBRIZOL CORP
filed 2006-05-08
CIK 60751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
Yes ☑           No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of the registrant’s common shares, without par value, outstanding as of April 30, 2006: 68,374,897

THE LUBRIZOL CORPORATION
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE LUBRIZOL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
	Ended March 31,
(In Millions of Dollars Except Per Share Data)	2006	2005

Net sales	$983.5	$847.9
Royalties and other revenues	0.6	0.9

Total revenues	984.1	848.8

Cost of sales	738.4	618.2
Selling and administrative expenses	93.3	85.6
Research, testing and development expenses	49.6	48.5
Amortization of intangible assets	5.8	5.9
Restructuring and impairment charges	1.8	6.1

Total costs and expenses	888.9	764.3

Other (expense) income - net	(1.5)	0.6
Interest income	2.2	1.8
Interest expense	(25.3)	(26.3)

Income from continuing operations before income taxes	70.6	60.6
Provision for income taxes	24.7	20.5

Income from continuing operations	45.9	40.1
Discontinued operations - net of tax	(60.7)	8.4

Net (loss) income	$(14.8)	$48.5

Basic earnings (loss) per share:

Continuing operations	$0.67	$0.59

Discontinued operations	(0.89)	0.13

Net (loss) income per share, basic	$(0.22)	$0.72

Diluted earnings (loss) per share:

Continuing operations	$0.66	$0.59

Discontinued operations	(0.88)	0.12

Net (loss) income per share, diluted	$(0.22)	$0.71

Dividends per share	$0.26	$0.26

Amounts shown are unaudited.

See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In Millions of Dollars)	2006	2005

ASSETS
Cash and short-term investments	$233.3	$262.4
Receivables - net	566.8	585.6
Inventories	531.5	586.0
Other current assets	127.3	138.3
Assets held for sale	286.0	–

Total current assets	1,744.9	1,572.3

Property and equipment - at cost	2,496.4	2,621.5
Less accumulated depreciation	1,431.8	1,437.1

Property and equipment - net	1,064.6	1,184.4

Goodwill	1,055.6	1,138.8
Intangible assets - net	379.1	404.6
Investments in non-consolidated companies	7.8	7.6
Other assets	55.2	58.6

TOTAL	$4,307.2	$4,366.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$8.2	$7.9
Accounts payable	341.2	372.2
Accrued expenses and other current liabilities	273.2	284.8
Liabilities held for sale	17.0	–

Total current liabilities	639.6	664.9

Long-term debt	1,637.0	1,662.9
Postretirement health-care obligations	101.6	102.6
Noncurrent liabilities	196.8	204.0
Deferred income taxes	114.3	113.7

Total liabilities	2,689.3	2,748.1

Minority interest in consolidated companies	48.5	51.0
Contingencies and commitments
Shareholders’ equity:
Preferred stock without par value - authorized and unissued:
Serial preferred stock - 2,000,000 shares	–	–
Serial preference shares - 25,000,000 shares	–	–
Common shares without par value:
Authorized 120,000,000 shares
Outstanding - 68,343,245 shares as of March 31, 2006 after deducting 17,852,649 treasury shares, 68,043,241 shares as of December 31, 2005 after deducting 18,152,653 treasury shares	674.7	663.7
Retained earnings	1,001.2	1,016.0
Accumulated other comprehensive loss	(106.5)	(112.5)

Total shareholders’ equity	1,569.4	1,567.2

TOTAL	$4,307.2	$4,366.3

Amounts shown are unaudited.

See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	Ended March 31,
(In Millions of Dollars)	2006	2005

CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net (loss) income	$(14.8)	$48.5
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	42.9	47.3
Deferred income taxes	8.1	3.1
Restructuring and impairment charges	61.0	4.4
Change in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(38.1)	(49.4)
Inventories	(13.2)	(26.7)
Accounts payable, accrued expenses and other current liabilities	(32.0)	(9.6)
Other current assets	0.9	0.2

	(82.4)	(85.5)
Change in noncurrent liabilities	4.1	14.7
Other items - net	6.8	(2.9)

Total operating activities	25.7	29.6

INVESTING ACTIVITIES
Capital expenditures	(30.3)	(29.7)
Net proceeds from divestitures and sales of property and equipment	8.5	1.6

Total investing activities	(21.8)	(28.1)

FINANCING ACTIVITIES
Changes in short-term debt, net	0.3	(4.0)
Repayments of long-term debt	(23.7)	(0.1)
Dividends paid	(17.7)	(17.4)
Proceeds from the exercise of stock options	7.3	30.9

Total financing activities	(33.8)	9.4

Effect of exchange rate changes on cash	0.8	(7.0)

Net (decrease) increase in cash and short-term investments	(29.1)	3.9

Cash and short-term investments at the beginning of period	262.4	335.9

Cash and short-term investments at the end of period	$233.3	$339.8

Amounts shown are unaudited.

See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals unless otherwise noted) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
2. Significant Accounting Policies
Net Income Per Share
Net income per share is computed by dividing net income by the weighted-average common shares outstanding during the period, including contingently issuable shares. Net income per diluted share includes the dilutive effect resulting from outstanding stock options and other stock awards. Per share amounts from continuing operations are computed as follows:

	Three Months
	Ended March 31,
(in millions except per share data)	2006	2005
Numerator:
Income from continuing operations	$45.9	$40.1

Denominator:
Weighted-average common shares outstanding	68.4	67.4
Dilutive effect of stock options and awards	0.7	0.8

Denominator for income from continuing operations per share, diluted	69.1	68.2

Income from continuing operations per share, basic	$0.67	$0.59

Income from continuing operations per share, diluted	$0.66	$0.59

Weighted-average shares issuable upon the exercise of stock options that were excluded from the diluted earnings per share calculations because they were antidilutive for the three months ended March 31, 2006 were 0.1 million.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006
New Accounting Standards
In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections.” This statement established new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Board (APB) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. This statement is effective for accounting changes and corrections of errors starting January 1, 2006. The company’s adoption of this standard did not have a material impact on its financial position, results of operations or cash flows.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting January 1, 2006. The company’s adoption of this standard did not have a material impact on its financial position, results of operations or cash flows.
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
3. Stock-Based Compensation
Effective January 1, 2006, the company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The company recognizes these compensation costs, net of a forfeiture rate, on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three years with the options becoming exercisable 50% one year after grant, 75% after two years and 100% after three years. The company estimated the forfeiture rate for the first quarter of 2006 based on its historical experience during the preceding 10 years.
The company utilizes the Long-Term Incentive Plan and the 2005 Stock Incentive Plan (2005 Plan) to reward key employees. Additionally, the company had outstanding stock options under its 1991 Stock Incentive Plan (1991 Plan), although the 1991 Plan terminated on November 15, 2004. Prior to January 1, 2006, the company accounted

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006
for its 2005 Plan and 1991 Plan using the intrinsic value method under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees” and related Interpretations and applied SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” for disclosure purposes only. SFAS No. 123 disclosures included pro forma net income and earnings per share as if the fair value-based method of accounting had been used. Under the provisions of APB No. 25, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.
The impact of adopting SFAS No. 123R for the company’s first quarter of 2006 was an increase in compensation expense of $0.8 million ($0.5 million after tax), a reduction of $0.01 for both basic and diluted earnings per share. As of March 31, 2006, there was $17.5 million of total before-tax unrecognized compensation cost related to nonvested stock-based awards. That cost is expected to be recognized over a weighted-average period of 2.2 years. The company is using previously purchased treasury shares for all net shares issued for option exercises, long-term incentive plans and restricted stock awards.
The pro forma table below reflects net earnings and basic and diluted net earnings per share for the first quarter of 2005 had the company applied the fair value recognition provisions of SFAS No. 123, as follows:

Three Months Ended
(in millions of dollars except per share data)	March 31, 2005
Reported net income	$48.5
Plus: stock-based employee compensation (net of tax) included in net income	1.4
Less: stock-based employee compensation (net of tax) using the fair value method	(2.2)

Pro forma net income	$47.7

Reported net income per share, basic	$0.72

Pro forma net income per share, basic	$0.71

Reported net income per share, diluted	$0.71

Pro forma net income per share, diluted	$0.70

Stock Incentive Plans
The 2005 Plan was approved by the company’s shareholders on April 25, 2005. The 2005 Plan provides for the granting of restricted and unrestricted shares and options to buy common shares up to an amount equal to 4,000,000 common shares, of which no more than 2,000,000 can be settled as full-value awards. After the 2,000,000 limit has been reached, full-value awards are counted in a 3-to-1 ratio against the 4,000,000 limit. Options are intended either to qualify as “incentive stock options” under the Internal Revenue Code of 1986, as amended (IRC), or to be “non-statutory stock options” not intended to so qualify. Under the 2005 Plan, options generally become exercisable 50% one year after grant, 75% after two years, 100% after three years and expire up to 10 years after grant. The 2005 Plan generally supersedes the 1991 Plan, although options outstanding under the 1991 Plan remain exercisable until their expiration dates. The option price for stock options under the 2005 Plan is not less than the fair market value of the shares on the date of grant. The 2005 Plan permits the granting of stock appreciation rights in connection with the grant of options. In addition, the 2005 Plan provides to each outside director of the company an automatic annual

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006
grant of the number of restricted stock units that are worth $0.1 million, based on the fair market value of the company’s common shares on the date of the Annual Meeting of Shareholders. The restricted stock units generally vest one year after the grant date.
The 1991 Plan provided for the granting of restricted and unrestricted shares and options to buy common shares up to an amount equal to 1% of the outstanding common shares at the beginning of any year, plus any unused amount from prior years. Options were intended either to qualify as “incentive stock options” under the IRC or to be “non-statutory stock options” not intended to so qualify. Under the 1991 Plan, options generally became exercisable 50% one year after grant, 75% after two years, 100% after three years and expire up to 10 years after grant. The option price for stock options under the 1991 Plan was not less than the fair market value of the shares on the date of grant. The 1991 Plan provided to each outside director of the company an automatic annual grant of an option to purchase 2,500 common shares, with terms generally comparable to employee stock options.
The 1991 Plan was terminated by the board of directors with respect to future grants effective November 15, 2004. Outstanding grants under the 1991 Plan remain effective subject to their terms.
Under the 1991 Plan, the company had granted performance share stock awards to certain executive officers. Common shares equal to the number of performance share stock awards granted were to be issued if the market price of the company’s common stock reached $45.00 per common share for 10 consecutive trading days or, on March 24, 2003, whichever occurred first. Under certain conditions such as retirement, a grantee of performance share stock awards could have been issued a pro-rata number of common shares. The company recognized compensation expense related to performance share stock awards ratably over the estimated period of vesting. On March 24, 2003, 3,500 shares were issued and 57,250 shares were deferred to the deferred compensation plan for officers. The company allocated 340 and 344 share units under this plan in the first quarter of 2006 and 2005, respectively, which represent quarterly dividends paid on the company’s shares. As of March 31, 2006, 42,981 share units were outstanding.
Under a supplemental retirement plan, an account for the participant is credited with 500 share units each year and is credited with additional share units for quarterly dividends paid on the company’s shares. When the participant retires, the company will issue shares equal to the number of share units in the participant’s account or the cash equivalent. The company has allocated 13 share units under this plan for each of the three months ended March 31, 2006 and 2005. As of March 31, 2006, 2,295 share units were outstanding. Compensation costs recognized for this plan were less than $0.1 million for the three months ended March 31, 2006 and 2005. For share units attributable to grants credited after January 1, 2004, the payment will be in cash.
Under the deferred stock compensation plan for outside directors, each nonemployee director received 500 share units on each October 1 and is credited with additional share units for quarterly dividends paid on the company’s shares. When a participant ceases to be a director, the company issues shares equal to the number of share units in the director’s account. The company has allocated to nonemployee directors 254 and 250 share units under this plan for the three months ended March 31, 2006 and 2005, respectively. Director fee expense recognized for share units was less than $0.1 million for the three months ended March 31, 2006 and 2005. As of March 31, 2006, 41,999 share units for nonemployee directors were outstanding. No new grants will be made under this plan after January 1, 2004.
In addition, under a separate deferred compensation plan for outside directors, the company has allocated to nonemployee directors 115 and 113 share units under this plan for the three months ended March 31, 2006 and 2005, respectively. These share units continue to accrue quarterly dividends paid on the company’s shares. When a participant ceases to be a director, the company issues shares equal to the number of share units in the director’s account. As of March 31, 2006, 18,959 share units for nonemployee directors were outstanding. Director fee expense

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006
recognized for share units for this plan was less than $0.1 million for the three months ended March 31, 2006 and 2005.
Under the deferred compensation plan for executive officers, participants may elect to defer any amount of their variable pay. Deferred amounts are converted into share units based on the current market price of the company’s shares. There is a 25% company match. Additional share units are credited for quarterly dividends paid on the company’s shares. At the end of the deferral period, which is at least three years, the company issues shares equal to the number of share units in the participant’s account. The company has allocated to executive officers 30,041 and 18,243 share units under this plan for the three months ended March 31, 2006 and 2005, respectively. Compensation costs recognized for share units were approximately $1.3 million and $0.8 million for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, 90,903 share units for executive officers were outstanding. For share units attributable to the company match credited after January 1, 2004, distributions will be made in cash.
Under the 1991 Plan, effective January 1, 2003, the company granted 15,000 restricted shares to each of three executive officers. The shares will be issued only if the executive remains an employee until January 1, 2008. Also, effective January 1, 2003, the company granted 5,000 restricted shares to one executive officer, which would be issued only if the executive remained with the company until January 1, 2008. On July 26, 2004, this grant was amended to issue the shares if the executive remained employed until July 29, 2004. The shares were issued on July 29, 2005. There are no voting or dividend rights on the restricted shares described in this paragraph unless and until they are issued. The restricted shares stock awards had a fair value of $25.83 at the date of grant. The company recognizes compensation expense related to restricted shares ratably over the estimated period of vesting. Compensation costs recognized for restricted share stock awards were approximately $0.1 million and $0.3 million for the three months ended March 31, 2006 and 2005, respectively.
For the first quarter of 2006, the combined 2005 Plan and 1991 Plan expense was $0.9 million. The fair value of prior share-based payment awards were estimated using the Black-Scholes option pricing model. No options were granted in the three months ended March 31, 2006 or 2005.
Option activity under the 2005 Plan and 1991 Plan as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

			Weighted-Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Term (in years)	(in millions)
Outstanding at December 31, 2005	4,283,917	$32.35	6.0	$47.5
Granted	–
Exercised	262,143	30.40
Forfeited	1,600	30.06

Outstanding at March 31, 2006	4,020,174	$32.48	6.0	$45.1

Exercisable at March 31, 2006	3,282,537	$30.93	5.3	$39.1

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the company’s closing stock price on the last trading day of the first quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006
option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of the company’s stock. Total intrinsic value of options exercised for the three months ended March 31, 2006 was $3.5 million. Total fair value of options vested and expensed was $0.5 million, net of tax, for the three months ended March 31, 2006.
As of March 31, 2006, $5.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.3 years.
Cash received from option exercises and purchases under the 2005 Plan and 1991 Plan for the three months ended March 31, 2006 was $7.3 million. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment awards totaled $1.3 million for the three months ended March 31, 2006.
Nonvested restricted stock awards as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

Weighted-
Average
	Share	Grant Date
	Units	Fair Value
Nonvested at December 31, 2005	58,689	$33.03
Granted	–
Exercised	–
Forfeited	–

Nonvested at March 31, 2006	58,689	$33.03

Long-Term Incentive Plan
Under the Long-Term Incentive Plan, dollar-based target awards were determined by the organization and compensation committee of the board of directors in December 2002, December 2003, February 2005 and December 2005 for the three-year performance periods of 2003-2005, 2004-2006, 2005-2007 and 2006-2008, respectively. A portion of each of the awards was converted into a number of share units based on the price of the company common stock on the date of the award. There are no voting or dividend rights associated with the share units until the end of the performance period and a distribution of shares, if any, is made. The target awards correspond to a pre-determined three-year earnings before interest, taxes, depreciation and amortization (EBITDA) and/or earnings per share growth rate targets. Based on the awards granted for 2004-2006, 2005-2007 and 2006-2008 performance periods, the company recognized compensation expense of $1.7 million and $1.8 million for the three months ended March 31, 2006 and March 31, 2005, respectively. In accordance with SFAS No. 123R, compensation expense for these performance awards, except for the 2004-2006 award, was calculated based on the grant-date stock price. The terms of the 2004-2006 award state that payment will be in cash and as such liability accounting was used for this award and compensation expense was calculated based on the end of quarter closing price on March 31, 2006. Compensation expense for the 2004-2006 award amounted to $0.5 million and is included in the $1.7 million mentioned above.
Prior to the adoption of SFAS No. 123R, compensation expense for these awards was based on variable accounting and was calculated using the closing stock price at period end. The other portion of the 2002, 2003, February 2005 and December 2005 award grants is a cash award, which is also determined for the same three-year performance periods. Based on awards granted for these performance periods, the company recognized compensation expense for the cash awards of $1.1 million and $1.6 million for the three months ended March 31, 2006 and March 31, 2005, respectively.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006
The following table identifies the number of shares expected to be issued based on current performance measures and the stock price on the date of grant for the performance shares granted:

	Expected
	Number of
	Shares to be	Stock Price on
Award	Issued	Date of Grant
2004 – 2006 (a)	–	$30.65
2005 – 2007	176,400	$40.36
2006 – 2008	154,060	$43.05

(a)	Per the terms of the agreement, payment of 165,152 units will be in cash, unless changed to shares at the discretion of the organization and compensation committee of the board of directors.

Performance based stock awards as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

		Weighted-
		Average Grant
	Share	Date Fair
	Units	Value
Nonvested at December 31, 2005	176,400	$40.36
Granted	154,060	$43.05
Exercised	–
Forfeited	–

Nonvested at March 31, 2006	330,460	$41.61

4. Divestitures
In February 2006, the company sold certain assets and liabilities of Noveon International, Inc.’s Telene® resins business, which was included in the Specialty Chemicals segment. The company received net cash proceeds of $6.2 million for the sale of this business and recorded a $1.0 million after-tax loss on the sale. The Telene resins business meets the definition of a “component of an entity” and has been accounted for as a discontinued operation for all periods presented under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
In addition, definitive sales agreements were signed on March 16, 2006 for the sale of the food ingredients and industrial specialties businesses (FIIS) and on March 31, 2006 for the active pharmaceutical ingredient and intermediate compounds business (A&I). Both of these businesses previously reported into the Specialty Chemicals segment. A&I and most of the FIIS divestiture reported into the consumer specialties product line, while a small portion of the FIIS divestiture reported into the performance coatings product line. At March 31, 2006, these businesses are classified as held for sale pursuant to the provisions of SFAS No. 144 and are included in discontinued operations for all periods presented. The net assets and liabilities held for sale for both of these businesses at March 31, 2006 consisted of the following:

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006

March 31,
(in millions of dollars)	2006
Accounts receivable	$57.8
Inventory	68.0
Property and equipment – net	115.0
Goodwill	24.1
Intangible assets – net	19.9
Other assets	1.2

Total assets held for sale	$286.0

Accounts payable	$1.4
Other current liabilities	6.1
Other long-term liabilities (including environmental liabilities of $6.4 million)	9.5

Total liabilities held for sale	$17.0

The sale of the FIIS business closed on May 1, 2006. Cash proceeds of the transaction were approximately $269.7 million, before working capital adjustments. The A&I sale is expected to close in the second quarter of 2006.
In connection with the classification as held for sale at March 31, 2006, the company performed an impairment test on the FIIS business. The company estimated fair value as the expected proceeds to be received, less transaction costs. The carrying value of the FIIS business exceeded fair market value and therefore the company recorded a $60.6 million after-tax impairment charge against goodwill in the first quarter of 2006. As part of the SFAS No. 144 impairment analysis performed at December 31, 2005, the company determined that the estimated fair value of the FIIS businesses exceeded their carrying value. The company calculated the fair value using a probability weighted assessment based on selling the businesses versus continuing operations of the businesses. Based on the results of this impairment analysis an impairment charge was not warranted. Upon closing the sale of the FIIS business in the second quarter of 2006, the company expects to recognize approximately $9.5 million in tax expense related primarily to the book and tax basis differences in goodwill.
In December 2005, the company sold certain assets, liabilities and stock of its Engine Control Systems (ECS) business and, in September 2005, the company sold certain assets and liabilities of its U.S. and U.K. Lubrizol Performance Systems (LPS) operations, which were both included in the Lubricant Additives segment. The company has reflected the results of these businesses as discontinued operations in the consolidated statement of operations for the three months ended March 31, 2005.
Total revenues from discontinued operations were $107.1 million for the three months ended March 31, 2006 compared to $122.2 million for the same period in 2005. Loss from discontinued operations, net of tax and loss on sale, was $60.7 million for the three months ended March 31, 2006 and related primarily to the $60.6 million after-tax impairment charge. Income from discontinued operations, net of tax, for the corresponding period in 2005 was $8.4 million. Income from discontinued operations is net of income tax expenses of $1.6 million and $5.0 million for the three months ended March 31, 2006 and 2005, respectively. The company realized a $0.1 million pre-tax loss ($1.0 million after-tax loss) for the three months ended March 31, 2006 relating to the Telene resins disposition.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006
The company’s consolidated balance sheet at December 31, 2005 included $132.1 million in current assets, $115.6 million in net property and equipment, $85.1 million in goodwill, $20.4 million in net intangible assets, $0.6 million in other current assets, $8.5 million in current liabilities and $6.4 million in long-term liabilities pertaining to businesses reflected as discontinued operations.
5. Inventories
The company’s inventories were comprised of the following as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
(in millions of dollars)	2006	2005
Finished products	$285.1	$319.6
Products in process	95.4	86.9
Raw materials	125.8	151.2
Supplies and engine test parts	25.2	28.3

Total inventory	$531.5	$586.0

6. Goodwill and Intangible Assets
The major components of the company’s identifiable intangible assets are customer lists, technology, trademarks, patents, land-use rights and non-compete agreements. Excluding the non-amortized trademarks, which are indefinite-lived and will not be amortized, the intangible assets are amortized over the lives of the respective agreements or other periods of value, which range between three and forty years. The company assesses the indefinite-lived trademarks for impairment separately from goodwill.

	March 31, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(in millions of dollars)	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists	$139.4	$16.6	$151.5	$15.8
Technology	139.8	37.5	144.4	35.6
Trademarks	19.0	4.0	24.5	4.2
Patents	12.5	2.8	11.8	2.5
Land-use rights	7.3	1.0	7.3	1.0
Non-compete agreements	8.2	5.8	9.1	5.9
Other	5.3	0.7	5.4	0.7

Total amortized intangible assets	331.5	68.4	354.0	65.7

Non-amortized trademarks	116.0	–	116.3	–

Total	$447.5	$68.4	$470.3	$65.7

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006
Annual intangible amortization expense from continuing operations for the next five years will approximate $23.7 million for 2006, $22.2 million in 2007, $20.7 million in 2008, $19.1 million in 2009 and $19.1 million in 2010.
The carrying amount of goodwill by reporting segment as of March 31, 2006 was as follows:

	Lubricant	Specialty
(in millions of dollars)	Additives	Chemicals	Total
Balance, January 1, 2006	$95.8	$1,043.0	$1,138.8
Goodwill impairment – discontinued operations	–	(61.0)	(61.0)
Goodwill held for sale	–	(24.1)	(24.1)
Translation & other adjustments	0.3	1.6	1.9

Balance, March 31, 2006	$96.1	$959.5	$1,055.6

Goodwill is tested for impairment at the reporting unit level annually as of October 1st or if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
7. Comprehensive (Loss) Income
Total comprehensive (loss) income for the three months ended March 31, 2006 and 2005 was comprised of the following:

	Three Months
	Ended March 31,
(in millions of dollars)	2006	2005
Net (loss) income	$(14.8)	$48.5
Foreign currency translation adjustment	6.9	(48.7)
Pension plan minimum liability	(0.8)	–
Unrealized (losses) gains - natural gas hedges	(0.8)	0.7
Unrealized gains - interest rate swaps	0.7	–
Amortization of treasury rate locks	–	0.6

Total comprehensive (loss) income	$(8.8)	$1.1

8. Segment Reporting
The company is organized into two operating and reporting segments: Lubricant Additives and Specialty Chemicals. The Lubricant Additives segment, also referred to as Lubrizol Additives, represented 64% of the company’s consolidated revenues for the three months ended March 31, 2006 and is comprised of the company’s businesses in engine additives and specialty driveline and industrial oil additives. The Specialty Chemicals segment, also referred to as the Noveon segment, represented 36% of the company’s consolidated revenues for the three months ended

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006
March 31, 2006 and is comprised of the company’s businesses in consumer specialties, specialty materials and performance coatings.
Lubricant Additives consists of two product lines: engine additives and specialty driveline and industrial oil additives. Engine additives is comprised of additives for lubricating engine oils, such as for gasoline, diesel, marine and stationary gas engines and additive components, additives for fuel products and refinery and oil field chemicals, as well as outsourcing strategies for supply chain and knowledge center management. In addition, this product line sells additive components and viscosity improvers within its lubricant and fuel additives product areas. Specialty driveline and industrial oil additives is comprised of additives for driveline oils, such as automatic transmission fluids, gear oils and tractor lubricants and industrial oil additives, such as additives for hydraulic, grease and metalworking fluids, as well as compressor lubricants. Lubricant Additives product lines are produced generally in company-owned shared manufacturing facilities and sold largely to a common customer base. During 2005, the company sold the equipment companies, ECS and LPS, and recorded the results of operations of these businesses in discontinued operations in 2005 (see Note 4).
The Specialty Chemicals segment consists of consumer specialties, specialty materials and performance coatings product lines. The consumer specialties product line is characterized by global production of acrylic thickeners, specialty monomers, film formers, fixatives, emollients, silicones, surfactants, botanicals, over-the-counter pharmaceutical ingredients and intermediates and process chemicals. The company markets products in the consumer specialties product line to the following primary end-use industries: personal care and pharmaceuticals. The consumer specialties products are sold to customers worldwide and these customers include major manufacturers of cosmetics, personal care products, water soluble polymers and household products. The specialty materials product line is characterized by products such as TempRite® and Estane® engineered polymers. The company markets products of specialty materials through the primary product category of specialty plastics. Specialty materials products are sold to a diverse customer base comprised of major manufacturers in the construction, automotive, telecommunications, electronics and recreation industries. The performance coatings product line includes high-performance polymers for specialty paper, printing and packaging, industrial and architectural specialty coatings and textile applications. The company markets the performance coatings products through the primary product categories of performance polymers and coatings and textile performance chemicals. Performance coatings products serve major companies in the specialty paper, printing and packaging, paint and coatings, and textile industries. During the first quarter of 2006, the company completed the sale of the Telene resins business and entered into sale agreements to divest the FIIS and A&I businesses. The company recorded the results of operations of these businesses in discontinued operations in all periods presented (see Note 4).
The company primarily evaluates performance and allocates resources based on segment operating income, defined as revenues less expenses identifiable to the product lines included within each segment, as well as projected future returns. Segment operating income will reconcile to consolidated income from continuing operations before income taxes by deducting corporate expenses and corporate other (expense) income that are not attributed to the operating segments, restructuring and impairment charges and net interest expense.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006
The following table presents a summary of the results of the company’s reportable segments for the three months ended March 31, 2006 and 2005:

	Three Months
	Ended March 31,
(in millions of dollars)	2006	2005
Revenues from external customers:
Lubricant Additives	$627.5	$513.5
Specialty Chemicals	356.6	335.3

Total revenues	$984.1	$848.8

Segment operating income:
Lubricant Additives	$74.4	$67.7
Specialty Chemicals	44.6	38.9

Segment operating income	119.0	106.6

Corporate expenses	(21.3)	(14.7)
Corporate other expense	(2.2)	(0.7)
Restructuring and impairment charges	(1.8)	(6.1)
Interest expense – net	(23.1)	(24.5)

Income from continuing operations before income taxes	$70.6	$60.6

The company’s total assets by segment were as follows:

	March 31,	December 31,
(in millions of dollars)	2006	2005
Segment total assets:
Lubricant Additives	$1,370.0	$1,319.1
Specialty Chemicals	2,197.7	2,536.8

Total segment assets	3,567.7	3,855.9

Corporate assets	453.5	510.4
Assets held for sale	286.0	–

Total consolidated assets	$4,307.2	$4,366.3

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006
9. Pension and Postretirement Benefits
The components of net periodic pension cost and postretirement benefits cost consisted of the following:

	Three Months
	Ended March 31,
(in millions of dollars)	2006	2005
Pension benefits:
Service cost - benefits earned during period	$7.9	$7.1
Interest cost on projected benefit obligation	8.3	7.9
Expected return on plan assets	(7.1)	(6.8)
Amortization of prior service costs	0.5	0.5
Settlement / curtailment loss	3.3	–
Recognized net actuarial loss	2.1	1.1

Net periodic benefit cost	$15.0	$9.8

Other benefits:
Service cost - benefits earned during period	$0.4	$0.7
Interest cost on projected benefit obligation	1.3	1.9
Amortization of prior service costs	(2.1)	(1.5)
Recognized net actuarial loss	0.4	0.6

Net periodic benefit cost	$–	$1.7

Expected employer contributions worldwide for pension benefits in 2006 approximate $15.3 million for the qualified plans, of which $2.8 million was paid in the three months ended March 31, 2006. The portion of the 2006 total expected contributions attributable to the U.S. qualified pension plans is $4.6 million, none of which was paid in the first quarter of 2006. The non-qualified pension plans and postretirement benefit plans are unfunded. As a result, the 2006 expected contributions to these plans of $6.9 million and $4.4 million, respectively, represent actuarial estimates of future assumed payments based on historic retirement and payment patterns as well as medical trend rates and historical claim information, as appropriate. The settlement loss was triggered by a distribution from a non-qualified pension plan.
As part of the Noveon International integration efforts to provide consistent benefits, the company communicated to employees in May 2005 changes to the benefits structure of certain of its U.S. pension and postretirement benefit plans. This communication triggered a remeasurement of the related benefit obligations and net periodic benefit cost in 2005 for both the legacy Noveon International U.S. pension plans as well as for the U.S. postretirement benefit plan. The net impact of the benefit and actuarial assumption changes reduced the company’s aggregate net periodic pension and postretirement benefit cost by $3.5 million during 2005. The annualized savings resulting from this benefits change is estimated to be approximately $5.3 million.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006
10. Restructuring and Impairment Charges
For the three months ended March 31, 2006 and 2005, the company recorded aggregate restructuring and impairment charges of $1.8 million and $6.1 million, respectively. The restructuring charges were related primarily to the phase-out of manufacturing facilities in both the Lubricant Additives and Specialty Chemicals segments.
The following table shows the reconciliation of the restructuring liability since January 1, 2006 by major restructuring activity:

	Liability			Liability
	January 1,	Restructuring		March 31,
(in millions of dollars)	2006	Charges	Cash Paid	2006
Specialty Chemicals plant closures and workforce reductions	$2.5	$0.4	$(0.5)	$2.4
Bromborough, United Kingdom closure	2.3	1.5	(0.8)	3.0
Corporate / other workforce reductions	0.3	–	(0.2)	0.1
Noveon International restructuring liabilities assumed	1.3	(0.1)	(0.2)	1.0

	$6.4	$1.8	$(1.7)	$6.5

In the first quarter of 2005, the company made the decision to close two Specialty Chemicals performance coatings production facilities in the United States. The facility in Mountaintop, Pennsylvania was closed in October 2005 and sold in January 2006. An additional $0.4 million in severance obligations was recorded in the first quarter of 2006 relating to the Linden, New Jersey facility, which is scheduled to close in the third quarter of 2006.
Management is in the process of phasing out production for the previously announced closure of the Lubricant Additives manufacturing facility in Bromborough, United Kingdom. Production phase-out of this site is expected to be completed in the third quarter of 2006. The dismantling and decommissioning process is scheduled to be completed in 2007. United Kingdom-production is being transferred to facilities in France and the United States. Approximately 69 employees have already or will be impacted by this closure.
The charges for these cost reduction initiatives are reported as a separate line item in the consolidated statements of operations entitled “Restructuring and impairment charges” and are included in the “Total cost and expenses” subtotal on the consolidated statements of operations.
11. Debt
During the three months ended March 31, 2006, the company repaid €20.0 million against the €250.0 million revolving credit agreement. The remaining balance outstanding as of March 31, 2006 under this arrangement was €162.0 million.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006
12. Shareholders’ Equity
The following table summarizes the changes in shareholders’ equity since January 1, 2006:

		Shareholders’ Equity
				Accumulated
	Number of			Other
	Shares	Common	Retained	Comprehensive
(in millions)	Outstanding	Shares	Earnings	(Loss) Income	Total
Balance, January 1, 2006	68.0	$663.7	$1,016.0	$(112.5)	$1,567.2

Comprehensive loss:
Net loss		–	(14.8)	–	(14.8)
Other comprehensive loss		–	–	6.0	6.0

Comprehensive loss		–	–	–	(8.8)
Dividends declared					–
Deferred stock compensation		0.9	–	–	0.9
Common shares – treasury:
Shares issued upon exercise of stock options and awards	0.3	10.1	–	–	10.1

Balance, March 31, 2006	68.3	$674.7	$1,001.2	$(106.5)	$1,569.4

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

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006
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
The company’s environmental reserves, measured on an undiscounted basis and excluding environmental liabilities included in liabilities held for sale, totaled $16.7 million at March 31, 2006 and $23.2 million at December 31, 2005. Of these amounts, $3.1 million and $3.4 million were included in accrued expenses and other current liabilities at March 31, 2006 and December 31, 2005, respectively. Goodrich provided Noveon International with an indemnity for various environmental liabilities. The company estimates Goodrich’s share of such currently identified liabilities under the indemnity, which extends through February 2011, to be approximately $2.1 million of which $0.6 million of the recovery is included in receivables and $1.5 million is included in other assets. There are specific environmental contingencies for company-owned sites for which third parties such as past owners and/or operators are the named PRPs and also for which the company is indemnified by Goodrich. Goodrich is currently indemnifying Noveon International for several environmental remediation projects. Goodrich’s share of all of these liabilities may increase to the extent such third parties fail to honor their obligations through February 2011.
The company believes that its environmental accruals are adequate based on currently available information. The company believes that it is reasonably possible that $13.0 million in additional costs may be incurred at certain locations beyond the amounts accrued as a result of new information, newly discovered conditions, changes in remediation standards or technologies or a change in the law. Additionally, as the indemnification from Goodrich extends through February 2011, changes in assumptions regarding when costs will be incurred may result in additional expenses to the company. Additional costs in excess of $13.0 million cannot currently be estimated.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006
14. Guarantor and Non-Guarantor Subsidiary Information
The repayment of the unsecured senior notes, debentures and bank term loans is unconditionally guaranteed on a joint and several basis by the company and its direct and indirect, wholly owned, domestic subsidiaries. The following supplemental condensed consolidating financial information presents the company’s statements of operations and cash flows for the three months ended March 31, 2006 and 2005 and its balance sheets as of March 31, 2006 and December 31, 2005. The elimination of intercompany profit in inventory as of the respective balance sheet date is reflected in the eliminations columns of the condensed consolidating financial information.

	Condensed Consolidating Statement of Operations
	For Three Months Ended March 31, 2006
	Parent	Subsidiary	Other		Total
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$379.0	$182.2	$532.5	$(110.2)	$983.5
Royalties and other revenues	0.6	–	–	–	0.6

Total revenues	379.6	182.2	532.5	(110.2)	984.1

Cost of sales	303.6	122.8	422.2	(110.2)	738.4
Selling and administrative expenses	42.0	25.8	25.5	–	93.3
Research, testing and development expenses	23.1	9.4	17.1	–	49.6
Amortization of intangible assets	0.6	3.6	1.6	–	5.8
Restructuring and impairment charges	0.3	–	1.5	–	1.8

Total costs and expenses	369.6	161.6	467.9	(110.2)	888.9

Other (expense) income – net	5.0	6.2	(12.1)	(0.6)	(1.5)
Interest expense – net	(22.5)	–	(0.6)	–	(23.1)
Equity in income of subsidiaries	3.3	39.2	–	(42.5)	–

Income (loss) from continuing operations before income taxes	(4.2)	66.0	51.9	(43.1)	70.6
Provision for income taxes	8.4	6.8	9.5	–	24.7

Income (loss) from continuing operations	(12.6)	59.2	42.4	(43.1)	45.9
Discontinued operations – net of tax	(2.2)	(56.2)	(2.3)	–	(60.7)

Net (loss) income	$(14.8)	$3.0	$40.1	$(43.1)	$(14.8)

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006

	Condensed Consolidating Statement of Operations
	For Three Months Ended March 31, 2005
	Parent	Subsidiary	Other		Total
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$306.1	$146.2	$460.6	$(65.0)	$847.9
Royalties and other revenues	0.9	–	–	–	0.9

Total revenues	307.0	146.2	460.6	(65.0)	848.8

Cost of sales	243.1	92.2	347.9	(65.0)	618.2
Selling and administrative expenses	36.5	21.3	27.8	–	85.6
Research, testing and development expenses	23.4	8.6	16.5	–	48.5
Amortization of intangible assets	0.7	3.6	1.6	–	5.9
Restructuring and impairment charges	3.7	1.6	0.8	–	6.1

Total costs and expenses	307.4	127.3	394.6	(65.0)	764.3

Other (expense) income – net	7.7	4.1	(11.1)	(0.1)	0.6
Interest (expense) income – net	(26.0)	0.6	0.9	–	(24.5)
Equity in income of subsidiaries	58.1	17.8	–	(75.9)	–

Income from continuing operations before income taxes	39.4	41.4	55.8	(76.0)	60.6
Provision (benefit) for income taxes	(9.1)	15.3	14.3	–	20.5

Income from continuing operations	48.5	26.1	41.5	(76.0)	40.1
Discontinued operations – net of tax	–	6.9	1.5	–	8.4

Net income	$48.5	$33.0	$43.0	$(76.0)	$48.5

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006

	Condensed Consolidating Balance Sheet
	March 31, 2006
	Parent	Subsidiary	Other		Total
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and short-term investments	$88.9	$2.3	$142.1	$–	$233.3
Receivables	148.6	93.7	324.5	–	566.8
Inventories	124.4	103.9	329.3	(26.1)	531.5
Other current assets	74.8	299.4	28.2	10.9	413.3

Total current assets	436.7	499.3	824.1	(15.2)	1,744.9
Property and equipment – net	381.7	338.6	344.3	–	1,064.6
Goodwill	27.1	579.0	449.5	–	1,055.6
Intangible assets – net	9.4	238.9	130.8	–	379.1
Investments in subsidiaries and intercompany balances	2,560.2	3,435.3	3,262.4	(9,257.9)	–
Investments in non-consolidated companies	6.4	1.4	–	–	7.8
Other assets	33.2	2.0	20.0	–	55.2

Total	$3,454.7	$5,094.5	$5,031.1	$(9,273.1)	$4,307.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$–	$–	$8.2	$–	$8.2
Accounts payable	113.3	100.6	127.3	–	341.2
Accrued expenses and other current liabilities	48.2	145.2	96.8	–	290.2

Total current liabilities	161.5	245.8	232.3	–	639.6
Long-term debt	1,440.1	–	196.9	–	1,637.0
Postretirement health care obligations	90.1	5.0	6.5	–	101.6
Noncurrent liabilities	90.9	4.6	101.3	–	196.8
Deferred income taxes	87.5	0.7	26.1	–	114.3

Total liabilities	1,870.1	256.1	563.1	–	2,689.3

Minority interest in consolidated companies	–	–	(0.7)	49.2	48.5
Total shareholders’ equity	1,584.6	4,838.4	4,468.7	(9,322.3)	1,569.4

Total	$3,454.7	$5,094.5	$5,031.1	$(9,273.1)	$4,307.2

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006

	Condensed Consolidating Balance Sheet
	December 31, 2005
	Parent	Subsidiary	Other		Total
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and short-term investments	$83.2	$3.6	$175.6	$–	$262.4
Receivables	143.8	137.0	304.8	–	585.6
Inventories	122.4	175.1	316.4	(27.9)	586.0
Other current assets	91.5	25.9	11.2	9.7	138.3

Total current assets	440.9	341.6	808.0	(18.2)	1,572.3
Property and equipment – net	383.4	458.2	342.8	–	1,184.4
Goodwill	27.1	664.1	447.6	–	1,138.8
Intangible assets – net	9.8	262.8	132.0	–	404.6
Investments in subsidiaries and intercompany balances	2,554.3	2,508.2	1,354.0	(6,416.5)	–
Investments in non-consolidated companies	6.2	1.4	–	–	7.6
Other assets	33.9	3.4	21.3	–	58.6

Total	$3,455.6	$4,239.7	$3,105.7	$(6,434.7)	$4,366.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$–	$0.1	$7.8	$–	$7.9
Accounts payable	143.5	142.8	85.9	–	372.2
Accrued expenses and other current liabilities	38.9	113.6	132.3	–	284.8

Total current liabilities	182.4	256.5	226.0	–	664.9
Long-term debt	1,445.2	–	217.7	–	1,662.9
Postretirement health care obligations	91.4	4.8	6.4	–	102.6
Noncurrent liabilities	63.5	41.3	99.2	–	204.0
Deferred income taxes	87.6	1.4	24.7	–	113.7

Total liabilities	1,870.1	304.0	574.0	–	2,748.1

Minority interest in consolidated companies	–	–	–	51.0	51.0
Total shareholders’ equity	1,585.5	3,935.7	2,531.7	(6,485.7)	1,567.2

Total	$3,455.6	$4,239.7	$3,105.7	$(6,434.7)	$4,366.3

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2006
	Parent	Subsidiary	Other		Total
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net (loss) income	$(14.8)	$3.0	$40.1	$(43.1)	$(14.8)
Adjustments to reconcile net (loss) income to cash provided by (used for) operating activities	44.7	(35.9)	(11.4)	43.1	40.5

Total operating activities	29.9	(32.9)	28.7	–	25.7

INVESTING ACTIVITIES
Capital expenditures	(11.7)	(9.4)	(9.2)	–	(30.3)
Proceeds from divestitures and sales of property and equipment	0.8	7.6	0.1	–	8.5

Total investing activities	(10.9)	(1.8)	(9.1)	–	(21.8)

FINANCING ACTIVITIES
Changes in short-term debt, net	–	–	0.3	–	0.3
Repayments of long-term debt	–	–	(23.7)	–	(23.7)
Dividends paid	(17.7)			–	(17.7)
Changes in intercompany activities	(2.9)	33.1	(30.2)	–	–
Proceeds from the exercise of stock options	7.3	–	–	–	7.3

Total financing activities	(13.3)	33.1	(53.6)	–	(33.8)

Effect of exchange rate changes on cash	–	0.3	0.5	–	0.8

Net (decrease) increase in cash and short-term investments	5.7	(1.3)	(33.5)	–	(29.1)
Cash and short-term investments at the beginning of period	83.2	3.6	175.6	–	262.4

Cash and short-term investments at the end of period	$88.9	$2.3	$142.1	$–	$233.3

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2006

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2005
	Parent	Subsidiary	Other		Total
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income	$48.5	$33.0	$43.0	$(76.0)	$48.5
Adjustments to reconcile net income to cash provided by (used for) operating activities	(50.5)	43.2	(87.6)	76.0	(18.9)

Total operating activities	(2.0)	76.2	(44.6)	–	29.6

INVESTING ACTIVITIES
Capital expenditures	(10.1)	(9.0)	(10.6)	–	(29.7)
Proceeds from divestitures and sales of property and equipment	3.4	1.3	(3.1)	–	1.6

Total investing activities	(6.7)	(7.7)	(13.7)	–	(28.1)

FINANCING ACTIVITIES
Changes in short-term debt, net	–	–	(4.0)	–	(4.0)
Repayments of long-term debt	–	(0.1)	–	–	(0.1)
Dividends paid	(17.4)	–	–	–	(17.4)
Changes in intercompany activities	10.3	(58.9)	48.6	–	–
Proceeds from the exercise of stock options	30.9	–	–	–	30.9

Total financing activities	23.8	(59.0)	44.6	–	9.4

Effect of exchange rate changes on cash	–	0.2	(7.2)	–	(7.0)

Net increase (decrease) in cash and short-term investments	15.1	9.7	(20.9)	–	3.9
Cash and short-term investments at the beginning of period	40.3	(0.1)	295.7	–	335.9

Cash and short-term investments at the end of period	$55.4	$9.6	$274.8	$–	$339.8

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
OVERVIEW
We are an innovative specialty chemical company that produces and supplies technologies that improve the quality and performance of our customers’ products in the global transportation, industrial and consumer markets. Our business is founded on technological leadership. Innovation provides opportunities for us in growth markets as well as advantages over our competitors. From a base of approximately 1,800 patents, we use our product development and formulation expertise to sustain our leading market positions and fuel our future growth. We create additives, ingredients, resins and compounds that enhance the performance, quality and value of our customers’ products, while minimizing their environmental impact. Our products are used in a broad range of applications, and are sold into stable markets such as those for engine oils, specialty driveline lubricants and metalworking fluids, as well as higher-growth markets such as personal care and over-the-counter pharmaceutical products and performance coatings and inks. Our specialty materials products are also used in a variety of industries, including the construction, sporting goods, medical products and automotive industries. We are an industry leader in the majority of our product lines.
We are geographically diverse, with an extensive global manufacturing, supply chain, technical and commercial infrastructure. We operate facilities in 27 countries, including production facilities in 20 countries and laboratories in 11 countries, through the efforts of more than 6,900 employees. We sell our products in more than 100 countries and believe that our customers value our ability to provide customized, high-quality, cost-effective performance formulations and solutions worldwide. We also believe that our customers value our global supply chain capabilities.
In February 2006, we sold certain assets and liabilities of Noveon International, Inc.’s Telene® resins business (Telene), which was included in the Specialty Chemicals segment. We have reflected the results of this business as discontinued operations in the consolidated statements of income for all periods presented. We recorded an after-tax loss on sale of discontinued operations of $1.0 million in the first quarter of 2006.
In addition, definitive sales agreements were signed on March 16, 2006 for the sale of the food ingredients and industrial specialties businesses (FIIS) and on March 31, 2006 for the active pharmaceutical ingredient and intermediate compounds business (A&I). These businesses previously reported into the Specialty Chemicals segment. A&I and most of the FIIS divestiture reported into the consumer specialties product line, while a small portion of the FIIS divestiture reported into the performance coatings product line. At March 31, 2006, these businesses were classified as held for sale pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and were included in discontinued operations for all periods presented. In connection with the held for sale classification, we performed an impairment test noting that the carrying value of the FIIS business exceeded fair market value. As a result, we recorded a $60.6 million after-tax impairment charge in the first quarter of 2006. The sale of FIIS closed on May 1, 2006.
In December 2005, we sold certain assets, liabilities and stock of our Engine Control Systems (ECS) business and, in September 2005, we sold certain assets and liabilities of our U.S. and U.K. Lubrizol Performance Systems (LPS) operations, which were both included in the Lubricant Additives segment. We have reflected the results of these businesses as discontinued operations in the consolidated statement of operations for the quarter ended March 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The historical consolidated statement of operations amounts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the discontinued operations of ECS, LPS, Telene, FIIS and A&I.
RESULTS OF OPERATIONS
Our net loss for the three months ended March 31, 2006 of $14.8 million primarily was due to the $60.6 million after-tax impairment charge recorded for the write-down to fair value of the FIIS business. Earnings from continuing operations, excluding the impact of the impairment charge and discontinued operations, increased $5.8 million to $45.9 million for the three months ended March 31, 2006 compared to $40.1 million for the three months ended March 31, 2005. The increase in earnings primarily was attributed to higher shipment volume and improvements in the combination of price and product mix that more than offset higher raw material and utility costs, higher selling, technology, administrative and research (STAR) expenses and unfavorable currency. We recorded restructuring charges that reduced earnings by $0.02 per share for the three months ended March 31, 2006 primarily related to the phase-out of a manufacturing facility located in Bromborough, United Kingdom. We incurred restructuring and impairment charges of $0.06 per share in the three months ended March 31, 2005, primarily related to the phase-out of manufacturing facilities located in Bromborough, United Kingdom; Linden, New Jersey; and Mountaintop, Pennsylvania.
Revenues
The changes in consolidated revenues are summarized as follows:

	Three Months Ended
	March 31,
(in millions of dollars)	2006	2005	$ Change	% Change
Net sales	$983.5	$847.9	$135.6	16%
Royalties and other revenues	0.6	0.9	(0.3)	(33%)

Total revenues	$984.1	$848.8	$135.3	16%

The increase in revenues for the three months ended March 31, 2006 primarily was due to increased volumes and an improvement in the combination of price and product mix. As summarized in the volume tables below, we experienced volume gains in all geographic zones for the three months ended March 31, 2006 compared to the prior-year period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table shows our shipment volume by geographic zone for the three months ended March 31, 2006 as well as the changes compared with the corresponding period in 2005:

	1st Quarter
	2006	2006 vs. 2005
	Volume	% Change
North America	46%	4%
Europe	27%	5%
Asia-Pacific / Middle East	22%	24%
Latin America	5%	15%

Total	100%	8%

Segment shipment volume variances by geographic zone as well as the factors explaining the changes in segment revenues for the three months ended March 31, 2006 compared with the respective period in 2005 are contained within the “Segment Analysis” section below.
Costs and Expenses
The changes in consolidated costs and expenses are summarized as follows:

	Three Months Ended
	March 31,
(in millions of dollars)	2006	2005	$ Change	% Change
Cost of sales	$738.4	$618.2	$120.2	19%
Selling and administrative expenses	93.3	85.6	7.7	9%
Research, testing and development expenses	49.6	48.5	1.1	2%
Amortization of intangible assets	5.8	5.9	(0.1)	(2%)
Restructuring and impairment charges	1.8	6.1	(4.3)	*

Total costs and expenses	$888.9	$764.3	$124.6	16%

* Calculation not meaningful

The increase in cost of sales for the first quarter of 2006 compared with the same period in 2005 primarily was due to higher average raw material cost and higher utility expenses. Average raw material cost increased 15% in the first quarter of 2006 compared with the same period in 2005, primarily due to higher unit raw material cost.
Total manufacturing expenses, which are included in cost of sales, increased 7% in the first quarter of 2006 compared with the same period in 2005, primarily due to an 8% increase in shipment volume and higher utility costs. On a per-unit-sold basis, manufacturing costs decreased 1% in the first quarter of 2006 compared to 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Gross profit (net sales less cost of sales) increased $15.4 million, or 7%, in the first quarter of 2006 compared with the same period in 2005. The increase primarily was due to higher volumes, higher selling prices and improved product mix partially offset by higher average unit raw material cost and utility costs and unfavorable currency. Our gross profit percentage (gross profit divided by net sales) decreased to 24.9% in the first quarter of 2006 compared to 27.1% in the first quarter of 2005. The gross profit percentage decrease primarily was due to higher raw material costs outpacing our ability to raise selling prices sufficiently to sustain gross profit percentages.
Selling and administrative expenses increased 9% in the first quarter of 2006 compared with the same period in 2005 primarily due to a $2.8 million pension settlement charge for a non-qualified pension plan distribution, stock option expense of $0.8 million associated with the adoption of SFAS No. 123R, acquisition integration costs of $1.0 million and M&A due diligence costs of $0.8 million.
Research, testing and development expenses (technology expenses) increased $1.1 million in the first quarter of 2006 compared with the same period in 2005 primarily due to increased testing activity associated primarily with our Engine Additives product line within our Lubricant Additives segment.
For the three months ended March 31, 2006 and 2005, we recorded restructuring and impairment charges aggregating $1.8 million, or $0.02 per share, and $6.1 million, or $0.06 per share, respectively, primarily related to the decision to close three manufacturing facilities, two of which were in the Specialty Chemicals segment and one of which was in the Lubricant Additives segment. The components of the 2006 and 2005 restructuring charges are detailed as follows:

	March 31, 2006
	Asset	Other Plant
(in millions of dollars)	Impairments	Exit Costs	Severance	Total
Specialty Chemicals plant closures and workforce reductions	$–	$–	$0.4	$0.4
Bromborough, United Kingdom closure	–	0.9	0.6	1.5
Noveon International restructuring liabilities assumed	–	–	(0.1)	(0.1)

	$–	$0.9	$0.9	$1.8

	March 31, 2005
	Asset	Other Plant
	Impairments	Exit Costs	Severance	Total
Specialty Chemicals plant closures and workforce reductions	$4.4	$0.4	$0.2	$5.0
Bromborough, United Kingdom closure	–	0.2	0.6	0.8
Noveon International restructuring liabilities assumed	–	–	0.3	0.3

	$4.4	$0.6	$1.1	$6.1

In the first quarter of 2005, we made the decision to close two Specialty Chemicals performance coatings production facilities in the United States. The facility in Mountaintop, Pennsylvania was closed in October 2005 and sold in January 2006. We recorded an additional $0.4 million in severance obligations in the first quarter of 2006 relating to the Linden, New Jersey facility, which is scheduled to close in the third quarter of 2006. We anticipate that total pre-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
tax charges of approximately $1.0 million will be incurred in 2006, including the $0.4 million recorded in the first quarter of 2006.
We are in the process of phasing-out production for the previously announced closure of the Lubricant Additives manufacturing facility in Bromborough, United Kingdom. Production phase-out of this site is expected to be completed in the third quarter of 2006. The dismantling and decommissioning process is scheduled to be completed in 2007. United Kingdom-production is being transferred to facilities in France and the United States. Approximately 69 employees have already or will be impacted by this closure. We anticipate that total pre-tax charges of approximately $12.0 million will be incurred in 2006 through 2007 to satisfy severance and retention obligations, plant dismantling, site restoration and other site environmental evaluation costs and lease-related costs, including the $1.5 million recorded in the first quarter of 2006. However, we are pursuing the possibility of selling the facility to a third party and, if successful, will minimize the dismantling and decommissioning work that was otherwise planned.
In addition, we expect to invest approximately $20.0 million in capital related to plant closures, primarily Bromborough, through the first quarter of 2007 for capacity upgrades at alternative manufacturing facilities. Of the total projected capital expenditures, $4.4 million was incurred through March 31, 2006.
We expect these workforce reductions, facility closures and transfer of production to more efficient manufacturing locations to generate annual pre-tax savings of approximately $3.2 million for the Specialty Chemicals segment and $12.0 million for the Lubricant Additives segment by 2007.
The charges for these cost reduction initiatives and impairments are reported as a separate line item in the consolidated statements of operations, entitled “Restructuring and impairment charges” and are included in the “Total cost and expenses” subtotal on the consolidated statements of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Other Items and Net (Loss) Income
The changes in other items and net (loss) income are summarized as follows:

	Three Months Ended
	March 31,
(in millions of dollars)	2006	2005	$ Change	% Change
Other (expense) income - net	$(1.5)	$0.6	$(2.1)	*
Interest expense - net	(23.1)	(24.5)	1.4	6%
Income from continuing operations before income taxes	70.6	60.6	10.0	17%
Provision for income taxes	24.7	20.5	4.2	(20%)
Income from continuing operations	45.9	40.1	5.8	14%
Discontinued operations	(60.7)	8.4	(69.1)	*
Net (loss) income	(14.8)	48.5	(63.3)	(131%)

* Calculation not meaningful

The change in net other (expense) income in the first quarter of 2006, compared to the same period in 2005, primarily was due to a decrease in minority interest income of $0.8 million, an increase in the loss on disposal of assets of $0.6 million and an increase in currency translation losses of $0.4 million.
The decrease in net interest expense for the first quarter of 2006 compared with the same period in 2005 primarily was due to the repayment of the remaining $500.0 million bank term loan in 2005, partially offset by borrowings under our €250.0 million revolving credit agreement entered into in September 2005.
We had an effective tax rate of 35.0% in the first quarter of 2006 compared with 33.8% in the same period in 2005. The increase primarily was due to the U.S. research credit that expired on December 31, 2005.
Total revenues from discontinued operations were $107.1 million for the three months ended March 31, 2006 compared to $122.2 million for the same period in 2005. Loss from discontinued operations, net of tax and loss on sale, was $60.7 million for the three months ended March 31, 2006 and primarily related to the $60.6 million after-tax impairment charge on the FIIS business. Income from discontinued operations, net of tax, for the corresponding period in 2005 was $8.4 million. Loss (income) from discontinued operations was net of income tax expenses of $1.6 million and $5.0 million for the three months ended March 31, 2006 and 2005, respectively. We realized a $0.1 million pre-tax loss ($1.0 million after-tax loss) for the three months ended March 31, 2006 relating to the Telene resins disposition.
Primarily as a result of the above factors, our diluted income per share from continuing operations was $0.66 for the first quarter of 2006 as compared to $0.59 for the comparable period in 2005. Diluted loss per share from discontinued operations was $0.88 for the first quarter of 2006 compared to diluted income per share from discontinued operations of $0.12 for the first quarter of 2005. The per share amounts from discontinued operations in

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
2006 consisted of $0.01 per share of operating income, excluding an $0.88 per share impairment charge, and a $0.01 per share loss on the sale of the Telene resins business. Restructuring and impairment charges reduced earnings per share by $0.02 and $0.06 for the three months ended March 31, 2006 and 2005, respectively.
SEGMENT ANALYSIS
We primarily evaluate performance and allocate resources based on segment operating income, defined as revenues less expenses identifiable to the product lines included within each segment, as well as projected future returns. Segment operating income will reconcile to consolidated income from continuing operations before income taxes by deducting corporate expenses and corporate other (expense) income that are not attributable to the operating segments, restructuring and impairment charges and net interest expense.
The Lubricant Additives segment represents approximately 64% and 63% of our consolidated revenues and segment operating income, respectively, for the three months ended March 31, 2006. The Specialty Chemicals segment represents approximately 36% and 37% of our consolidated revenues and segment operating income, respectively, for the three months ended March 31, 2006.
The operating results by segment for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended
	March 31,
(in millions of dollars)	2006	2005	$ Change	% Change
Revenues:
Lubricant Additives	$627.5	$513.5	$114.0	22%
Specialty Chemicals	356.6	335.3	21.3	6%

Total	$984.1	$848.8	$135.3	16%

Gross Profit:
Lubricant Additives	$141.0	$130.3	$10.7	8%
Specialty Chemicals	104.1	99.4	4.7	5%

Total	$245.1	$229.7	$15.4	7%

Segment Operating Income:
Lubricant Additives	$74.4	$67.7	$6.7	10%
Specialty Chemicals	44.6	38.9	5.7	15%

Total	$119.0	$106.6	$12.4	12%

Lubricant Additives Segment
Revenues increased 22% for the three months ended March 31, 2006 compared to the same period in 2005, primarily due to a 10% increase in volume and a 15% improvement in the combination of price and product mix partially offset by a 3% decrease related to unfavorable currency effects.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Shipment volume patterns vary in different geographic zones. The following table shows our shipment volume by geographic zone for the three months ended March 31, 2006 as well as the changes compared with the corresponding period in 2005:

	1st Quarter	1st Quarter
	2006	2006 vs. 2005
	Volume	% Change
North America	37%	6%
Europe	31%	5%
Asia-Pacific / Middle East	26%	24%
Latin America	6%	14%

Total	100%	10%

The 10% increase in volume for the first quarter of 2006 was spread across all of our geographic zones and predominantly occurred in our engine additives product line. The volume increase over the prior-year quarter was significantly influenced by inventory replenishment of finished lubricants following the industry supply disruption experienced in the fourth quarter of 2005 in the aftermath of the hurricanes that hit the Gulf Coast of the United States. We expect the underlying industry demand to remain strong for the remainder of 2006. The Asia-Pacific / Middle East region benefited from overall expanded growth in that market, particularly China, as well as the timing of customer order patterns. In addition, the 2006 volume levels are in comparison to a relatively weak first quarter of 2005, which was impacted by 2004 year-end pre-buying in advance of announced price increases, slower demand for passenger car motor oil products and customer order patterns.
The Lubricant Additives segment implemented a series of price increases in 2005 as well as one in the first quarter of 2006 in response to continued raw material cost increases as well as higher prices for natural gas and electricity used in our plants. The effective dates of the price increases varied by geographic shipment zone. We have received further raw material cost increases since March 31, 2006 that will result in higher raw material costs in the second quarter of 2006 as compared to the first quarter. As a result, we have announced further price increases to become effective during the second quarter to address these higher costs.
Segment gross profit increased 8% for the three months ended March 31, 2006 compared with the prior-year quarter. The increase primarily was due to the increase in volume partially offset by a negative currency impact. Average material cost increased 20% in the first quarter of 2006 compared to the prior-year quarter. Manufacturing costs increased 11% primarily due to the 10% increase in volume. However, on a per-unit sold-basis, manufacturing expenses remained relatively flat for the three-month comparative period despite significantly higher utility costs due to the increased volume leverage, lower depreciation expense, favorable currency and lower salary and benefit expenses.
The gross profit percentage for the segment was 22.5% for the three months ended March 31, 2006 as compared with 25.4% in the prior-year quarter. The decrease primarily was due to the negative impact of foreign currency as well as raw material costs rising proportionally faster than selling prices.
STAR expenses increased 5% in the first quarter of 2006 compared to the first quarter of 2005, due in part to an increase in technical expenses of $0.9 million as well as the impact of reclassifying certain expenses that previously were classified as manufacturing to segment overhead due to a change in organization structure in our European operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Segment operating income increased 10% for the three months ended March 31, 2006 compared with the same period in 2005 due to the factors discussed above.
Specialty Chemicals Segment
Revenues for the Specialty Chemicals segment increased 6% in the first quarter of 2006 compared with the same period in the prior year primarily due to 5% improvement in the combination of price and product mix and a 4% increase in shipment volume partially offset by a 3% unfavorable currency impact. The higher-priced product mix primarily occurred in our consumer specialties product line and to a lesser extent in our specialty materials product line.
Shipment volume patterns vary in different geographic zones. The following table shows our shipment volume by geographic zone in the first quarter of 2006 as well as the changes in shipment volume by geographic zone compared with the corresponding period in 2005.

	1st Quarter	1st Quarter
	2006	2006 vs. 2005
	Volume	% Change
North America	67%	–
Europe	19%	4%
Asia-Pacific / Middle East	11%	27%
Latin America	3%	16%

Total	100%	4%

Shipment volumes in the first quarter of 2006 in North America were flat compared to the first quarter of 2005 as increases in our performance coatings product line (coatings) and our Estane® thermoplastic polyurethane business (Estane) were offset by decreases in our TempRite® engineered polymers business (TempRite) and consumer specialties product line. The increases in coatings and Estane primarily were due to increased customer demand and some market share gains especially in our textiles business in coatings. The decrease in TempRite primarily was due to order pattern as the fourth quarter of 2005 was a record quarter for TempRite and the first quarter of 2005 benefited from some pre-buying ahead of price increases implemented during the quarter. The decrease in personal care was due to exiting certain low margin business. The increases in Europe primarily were due to increasing customer demand as the economic situation in Europe improves and some market share gains in Estane and textiles business in coatings. The increase in Asia-Pacific / Middle East primarily was due to growth at existing customers and market share gains in Estane and market growth and share gains against competitive metals in TempRite.
Segment gross profit increased $4.6 million, or 5%, in the first quarter of 2006 compared with the same period in 2005. The increase in segment gross profit for the first quarter resulted from higher revenues due to improved price and product mix and the increase in shipment volumes, partially offset by higher raw material costs. Average raw material cost increased 6% compared with the first quarter of 2005. Manufacturing expenses were flat as higher utility costs and the impact of reclassifying certain expenses that were previously classified as segment overhead in STAR expenses to manufacturing costs due to a change in organization structure in our European operations were offset by a favorable currency impact.
The gross profit percentage for this segment was 29.2% in the first quarter of 2006 compared with 29.6% in the respective period in 2005. The decrease in gross profit percentage was due to higher raw material costs that only partially were offset by an improvement in the combination of price and product mix.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
STAR expenses decreased $1.0 million, or 2%, for the first quarter of 2006 compared with the same period in 2005. The decrease in STAR expenses primarily was due to the impact of favorable currency and reclassifying certain expenses that were previously classified as segment overhead in STAR expenses to manufacturing costs as a result of a change in organization structure in our European operations, partially offset by higher employee benefit expenses.
Segment operating income increased $5.7 million in the first quarter of 2006 compared with the same period in 2005. The increase in segment operating income for the first quarter primarily was due to the increase in segment gross profit and the decrease in STAR expenses.
WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the major components of cash flow:
SUMMARY OF CASH FLOWS

	Three Months Ended March 31,
(in millions of dollars)	2006	2005	$ Change
Cash provided by (used for):
Operating activities	$25.7	$29.6	$(3.9)
Investing activities	(21.8)	(28.1)	6.3
Financing activities	(33.8)	9.4	(43.2)
Effect of exchange-rate changes on cash	0.8	(7.0)	7.8

Net (decrease) increase in cash and short-term investments	$(29.1)	$3.9	$(33.0)

Operating Activities
Cash provided by operating activities in the first quarter of 2006 is comparable to the prior-year first quarter.
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
Investing Activities
Our capital expenditures in the first quarter of 2006 were $30.3 million, as compared with $29.7 million for the same period in 2005. We expect our rate of spending on capital expenditures will be greater in the remaining part of the year as compared to the first quarter rate as we complete the construction of a new manufacturing unit in France to replace some of the manufacturing capability lost with the closure of the Bromborough, United Kingdom plant. In 2006, we estimate annual capital expenditures will be approximately $160.0 million to $165.0 million, including approximately $4.5 million in discontinued operations spending.
The sale of FIIS was completed on May 1, 2006 for cash proceeds of $269.7 million, before any working capital adjustments. While no final decision has been made, the cash proceeds from the sale of FIIS will most likely be used

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
to pay down debt and pursue acquisition opportunities. The FIIS sale results in a taxable gain of approximately $75.0 million, which will be offset by our remaining net operating loss carryforwards.
Financing Activities
The decrease in cash provided by financing activities of $43.2 million primarily was due to repayments of long-term debt in 2006 of $23.7 million compared to $0.1 million in the prior year, and a decrease in proceeds from exercising of stock options of $23.6 million compared to the prior-year period.
Capitalization, Liquidity and Credit Facilities
At March 31, 2006, our total debt outstanding of $1,645.2 million consisted of 64% fixed-rate debt and 36% variable-rate debt, including $400.0 million of fixed-rate debt that has been effectively swapped to a variable rate. Our weighted-average interest rate as of March 31, 2006 was approximately 5.6%.
Our net debt to capitalization ratio at March 31, 2006 was 47%. Net debt is the total of short-term and long-term debt, reduced by cash and short-term investments excluding original issue discounts and unrealized gains and losses on derivative instruments designated as fair-value hedges of fixed-rate debt. Capitalization is shareholders’ equity plus net debt. Total debt as a percent of capitalization was 51% at March 31, 2006.
Our ratio of current assets to current liabilities was 2.7 at March 31, 2006.
At March 31, 2006, we had a $500.0 million revolving credit facility that matures in August 2009, which allows us to borrow at variable rates based upon the U.S. prime rate or LIBOR plus a specified credit spread. As of March 31, 2006, we had no outstanding borrowings under this agreement.
In addition, at March 31, 2006, two of our wholly owned foreign subsidiaries had a €250.0 million revolving credit facility that matures in September 2010. This credit agreement permits these foreign subsidiaries to borrow at variable rates based on EURIBOR plus a specified credit spread. We have guaranteed all obligations of the borrowers under the credit agreement. As of March 31, 2006, we had outstanding borrowings of €162.0 million under this agreement.
Contractual Cash Obligations
Our contractual cash obligations as of December 31, 2005 are contained on page 21 of our 2005 Annual Report to shareholders. During the three months ended March 31, 2006, we saw an increase of approximately $38.6 million in our non-cancelable purchase commitments to $192.3 million. The increase was primarily due to increases in raw material costs and new purchase commitments entered into during the first three months of the year. Other than the non-cancelable purchase commitments increase, we do not believe there have been any significant changes since December 31, 2005 in our contractual cash obligations information. The non-cancelable purchase commitments by period at March 31, 2006 are $59.5 million, $92.7 million, $35.2 million and $4.9 million for the 2006, 2007-2008, 2009-2010 and 2011 and after periods, respectively.
Our debt level will require us to dedicate a significant portion of our cash flow to make interest and principal payments, thereby reducing the availability of our cash flow for acquisitions or other purposes. Nevertheless, we believe our future operating cash flows will be sufficient to cover our debt repayments, capital expenditures, dividends and other obligations and that we have untapped borrowing capacity that can provide us with additional financial resources. We currently have a shelf registration statement filed with the Securities and Exchange Commission (SEC) under which $359.8 million of debt securities, preferred shares or common shares may be issued. In addition, as of March 31, 2006, we maintained cash and short-term investment balances of $233.3 million and had $500.0 million available under our revolving U.S. credit facility and another €88.0 million available under our revolving European facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
NEW ACCOUNTING STANDARDS
In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections.” This standard establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Board (APB) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. This statement is effective for accounting changes and corrections of errors completed by the company starting January 1, 2006. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and applies to all awards granted, modified, repurchased or cancelled after July 1, 2005. In April 2005, the SEC amended the compliance date of SFAS No. 123R through an amendment of Regulation S-X. We adopted SFAS No. 123R on January 1, 2006. We expect the adoption of SFAS No. 123R to incrementally increase before tax compensation expense by approximately $3.4 million during 2006.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting January 1, 2006. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

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
We believe that the following factors, among others, could affect our future performance and cause our actual results to differ materially from those expressed or implied by forward-looking statements made in this quarterly report:
•	the cost, availability and quality of raw materials, including petroleum-based products;

•	our ability to increase the prices of our products in a competitive environment;

•	the effect of required principal and interest payments on our ability to fund capital expenditures and acquisitions and to meet operating needs;

•	the overall global economic environment and the overall demand for our products on a worldwide basis;

•	technology developments that affect longer-term trends for our products;

•	the extent to which we are successful in expanding our business in new and existing markets;

•	our ability to identify, complete and integrate acquisitions for profitable growth and operating efficiencies;

•	our success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer expectations;

•	our ability to continue to reduce complexities and conversion costs and modify our cost structure to maintain and enhance our competitiveness;

•	our success in retaining and growing the business that we have with our largest customers;

•	the cost and availability of energy, including natural gas and electricity;

•	the effect of interest rate fluctuations on our interest expense;

•	the effects of fluctuations in currency exchange rates upon our reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;

•	the extent to which we achieve market acceptance of our commercial development programs;

•	significant changes in government regulations affecting environmental compliance;

•	the ability to identify, understand and manage risks inherent in new markets in which we choose to expand; and

•	our ability to maintain operating continuity for those businesses identified as divestiture candidates.

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
Our primary interest rate exposures relate to our cash and short-term investments, fixed- and variable-rate debt and interest rate swaps. The calculation of potential loss in fair value is based on an immediate change in the net present values of our interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flow and income before tax is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% increase in interest rates would have had a favorable impact and a hypothetical 10% decrease in interest rates would have had an unfavorable impact on fair values of $43.7 million and $47.1 million at March 31, 2006 and 2005, respectively. In addition, a hypothetical 10% increase in interest rates would have had an unfavorable impact and a hypothetical 10% decrease in interest rates would have had a favorable impact on cash flows and income before tax of $2.1 million and $3.0 million in 2006 and 2005 on an annualized basis.
Our primary currency exchange rate exposures are to foreign currency-denominated debt, intercompany debt, cash and short-term investments and forward foreign currency exchange contracts. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our currency exposures due to a 10% shift in exchange rates. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% increase in currency exchange rates would have had a favorable impact and a hypothetical 10% decrease in currency exchange rates would have had an unfavorable impact on fair values of $8.4 million at March 31, 2006. A hypothetical 10% increase in currency exchange rates would have had an unfavorable impact and a hypothetical 10% decrease in currency exchange rates would have had a favorable impact on fair values of $24.3 million at March 31, 2005. In addition, a hypothetical 10% increase in currency exchange rates would have had an unfavorable impact and a hypothetical 10% decrease in currency exchange rates would have had a favorable impact on annualized cash flows of $17.3 million and $41.4 million and on annualized income before tax of $3.7 million and $13.1 million in 2006 and 2005, respectively.
Our primary commodity hedge exposures relate to natural gas and electric utility expenses. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our commodity exposures due to a 10% shift in the underlying commodity prices. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in commodity prices. A hypothetical 10% increase in commodity prices would have had a favorable impact and a hypothetical 10% decrease in commodity prices would have had an unfavorable impact on fair values, and on annualized cash flows and income before tax of $1.0 million in 2006.

Item 4. Controls and Procedures
We evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2006. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective in timely alerting them to material information relating to Lubrizol and our consolidated subsidiaries required to be included in our periodic SEC filings. There were no significant changes in our internal control over financial reporting that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the third quarter of 2005, we were notified by the U.S. Environmental Protection Agency (EPA) Region 6 that it is proposing a penalty against the company in connection with a small release of ammonia that occurred at our Specialty Chemicals’ Kalama, Washington plant in May 2005. The EPA has verbally agreed on a penalty in the amount of approximately $0.2 million. No enforcement proceeding has been commenced at this time.
Item 1A. Risk Factors
There are no material changes from risk factors as disclosed previously in our Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	On January 20, 2006, we issued 2,017 common shares in transactions exempt from registration under the Securities Act of 1933 pursuant to Regulation S. We issued the common shares to 19 employees of a wholly owned Canadian subsidiary of the company under an employee benefit plan.

On February 1, 2006, we issued 17,244 common shares in private placement transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to three former officers under a deferred compensation plan for officers.

On March 1, 2006, we issued 194 common shares in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to one former officer under a deferred compensation plan for officers.

On March 14, 2006, we issued 11,137 common shares in private placement transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to two current and two former officers under a deferred compensation plan for officers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)
(c)	The following table provides information regarding the company’s purchases of its common shares during the first quarter.

				Maximum Number
			Total Number	(or Approximate Dollar
			of Shares (or Units)	Value) of Shares (or
	Total Number of	Average Price	Purchased as Part of	Units) that May Yet be
	Shares (or Units)	Paid per Share	Publicly Announced	Purchased Under the
Period	Purchased[1]	(or Unit)	Plans or Programs	Plans or Programs
Month #1 (January 1, 2006 through January 31, 2006)	297 Shares	$44.43	N/A	N/A
Month #2 (February 1, 2006 through February 28, 2006)	29,833 Shares	$44.59	N/A	N/A
Month #3 (March 1, 2006 through March 31, 2006)	22,839 Shares	$43.46	N/A	N/A

Total	52,969 Shares

[1]	This column represents common shares that were purchased by the company pursuant to:
(a)	our option plan, whereby participants exchange already owned shares to us to pay for the exercise price of an option or whereby we withhold shares upon the exercise of an option to pay the withholding taxes on behalf of the employee.

(b)	our deferred compensation plans, whereby we withhold shares upon a distribution to pay the withholding taxes on behalf of the employee.
Item 6. Exhibits
10.1	Asset Purchase Agreement, dated March 16, 2006, by and among Noveon, Inc., Noveon Hilton Davis, Inc., Noveon Kalama, Inc., Noveon Textile Chemicals, Inc., Lubrizol Foam Control Additives, Inc, Lubrizol do Brasil Aditivos Ltda., and SPM Group Holdings, LLC (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on May 5, 2006).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LUBRIZOL CORPORATION

/s/ W. Scott Emerick
W. Scott Emerick
Chief Accounting Officer and Duly Authorized
Signatory of The Lubrizol Corporation
Date: May 8, 2006