Form 10-Q
period 2006-06-30
LUBRIZOL CORP
filed 2006-08-04
CIK 60751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☑      Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
Number of the registrant’s common shares, without par value, outstanding as of July 31, 2006: 68,455,204

THE LUBRIZOL CORPORATION
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE LUBRIZOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In Millions of Dollars Except Per Share Data)	2006	2005	2006	2005

Net sales	$1,039.9	$941.6	$2,023.4	$1,789.6
Royalties and other revenues	1.2	0.7	1.9	1.5

Total revenues	1,041.1	942.3	2,025.3	1,791.1

Cost of sales	774.5	694.9	1,513.0	1,313.1
Selling and administrative expenses	85.7	86.5	178.9	172.1
Research, testing and development expenses	52.6	49.2	102.3	97.7
Amortization of intangible assets	5.9	5.9	11.7	11.8
Restructuring and impairment charges	1.8	5.4	3.6	11.5

Total costs and expenses	920.5	841.9	1,809.5	1,606.2

Other (expense) income - net	(0.3)	0.6	(1.8)	1.2
Interest income	3.7	1.9	5.9	3.7
Interest expense	(24.7)	(26.8)	(50.0)	(53.1)

Income from continuing operations before income taxes	99.3	76.1	169.9	136.7
Provision for income taxes	35.8	25.9	60.6	46.4

Income from continuing operations	63.5	50.2	109.3	90.3
Discontinued operations - net of tax	(12.4)	9.9	(73.1)	18.3

Net income	$51.1	$60.1	$36.2	$108.6

Basic earnings (loss) per share:
Continuing operations	$0.92	$0.74	$1.60	$1.33
Discontinued operations	(0.18)	0.14	(1.07)	0.27

Net income per share, basic	$0.74	$0.88	$0.53	$1.60

Diluted earnings (loss) per share:
Continuing operations	$0.92	$0.73	$1.58	$1.32
Discontinued operations	(0.18)	0.14	(1.06)	0.27

Net income per share, diluted	$0.74	$0.87	$0.52	$1.59

Dividends per share	$0.26	$0.26	$0.26	$0.26

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In Millions of Dollars)	2006	2005

ASSETS
Cash and short-term investments	$491.5	$262.4
Receivables - net	614.6	585.6
Inventories	544.8	586.0
Other current assets	91.2	138.3

Total current assets	1,742.1	1,572.3

Property and equipment - at cost	2,555.0	2,621.5
Less accumulated depreciation	1,482.6	1,437.1

Property and equipment - net	1,072.4	1,184.4

Goodwill	1,062.8	1,138.8
Intangible assets - net	378.4	404.6
Investments in non-consolidated companies	7.5	7.6
Other assets	54.1	58.6

TOTAL	$4,317.3	$4,366.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$14.9	$7.9
Accounts payable	349.4	372.2
Accrued expenses and other current liabilities	264.0	284.8

Total current liabilities	628.3	664.9

Long-term debt	1,608.7	1,662.9
Postretirement health-care obligations	101.3	102.6
Noncurrent liabilities	218.3	204.0
Deferred income taxes	89.1	113.7

Total liabilities	2,645.7	2,748.1

Minority interest in consolidated companies	48.8	51.0
Contingencies and commitments
Shareholders’ equity:
Preferred stock without par value - authorized and unissued:
Serial preferred stock - 2,000,000 shares	–	–
Serial preference shares - 25,000,000 shares	–	–
Common shares without par value:
Authorized 120,000,000 shares	–	–
Outstanding - 68,439,410 shares as of June 30, 2006 after deducting 17,756,484 treasury shares, 68,043,241 shares as of December 31, 2005 after deducting 18,152,653 treasury shares	680.0	663.7
Retained earnings	1,016.7	1,016.0
Accumulated other comprehensive loss	(73.9)	(112.5)

Total shareholders’ equity	1,622.8	1,567.2

TOTAL	$4,317.3	$4,366.3

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
	Ended June 30,
(In Millions of Dollars)	2006	2005

CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income	$36.2	$108.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	82.4	91.7
Deferred income taxes	14.3	3.9
Restructuring and impairment charges	61.0	5.1
Change in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(67.9)	(88.0)
Inventories	(21.0)	(8.4)
Accounts payable, accrued expenses and other current liabilities	(62.8)	(3.5)
Other current assets	4.2	7.4

	(147.5)	(92.5
Change in noncurrent liabilities	14.4	18.8
Other items – net	28.8	10.1

Total operating activities	89.6	145.7

INVESTING ACTIVITIES
Capital expenditures	(62.2)	(58.6)
Net proceeds from divestitures and sales of property and equipment	275.4	3.5
Other items – net	(0.7)	(0.3)

Total investing activities	212.5	(55.4)

FINANCING ACTIVITIES
Changes in short-term debt, net	6.9	(3.7)
Repayments of long-term debt	(57.7)	(125.0)
Dividends paid	(35.5)	(35.0)
Proceeds from the exercise of stock options	10.3	32.3

Total financing activities	(76.0)	(131.4)

Effect of exchange rate changes on cash	3.0	(15.8)

Net increase (decrease) in cash and short-term investments	229.1	(56.9)

Cash and short-term investments at the beginning of period	262.4	335.9

Cash and short-term investments at the end of period	$491.5	$279.0

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals unless otherwise noted) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
2. Significant Accounting Policies
Net Income Per Share
Net income per share is computed by dividing net income by the weighted-average common shares outstanding during the period, including contingently issuable shares. Net income per diluted share includes the dilutive effect resulting from outstanding stock options and other stock awards. Per share amounts from continuing operations are computed as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions except per share data)	2006	2005	2006	2005
Numerator:
Income from continuing operations	$63.5	$50.2	$109.3	$90.3

Denominator:
Weighted-average common shares outstanding	68.6	68.0	68.5	67.7
Dilutive effect of stock options and awards	0.6	0.7	0.6	0.8

Denominator for income from continuing operations per share, diluted	69.2	68.7	69.1	68.5

Income from continuing operations per share, basic	$0.92	$0.74	$1.60	$1.33

Income from continuing operations per share, diluted	$0.92	$0.73	$1.58	$1.32

Weighted-average shares issuable upon the exercise of stock options that were excluded from the diluted earnings per share calculations because they were antidilutive for the six months ended June 30, 2006 were less than 0.1 million.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006
New Accounting Standards
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) that prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, a contingent tax asset only will be recognized if it is more likely than not that a tax position ultimately will be sustained upon audit. After this threshold is met, management’s best estimate of the associated benefit will be recorded. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The company currently is evaluating the impact of this recently issued Interpretation on its consolidated financial position and results of operations.
In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting January 1, 2006. The company’s adoption of this standard did not have a material impact on its financial position, results of operations or cash flows.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.
3. Stock-Based Compensation
Effective January 1, 2006, the company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The company recognizes these compensation costs, net of a forfeiture rate, on a straight-line basis over the requisite service period of the award, which generally is the option vesting term of three years with the options becoming exercisable 50% one year after date of grant, 75% after two years and 100% after three years. The company estimates the forfeiture rate based on its historical experience during the preceding 10 years.
The company utilizes the Long-Term Incentive Plan and the 2005 Stock Incentive Plan (2005 Plan) to reward key employees. Additionally, the company had outstanding stock options under its 1991 Stock Incentive Plan (1991 Plan), although the 1991 Plan terminated on November 15, 2004. Prior to January 1, 2006, the company accounted for its 2005 Plan and 1991 Plan using the intrinsic value method under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees” and related Interpretations and applied SFAS

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006
No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” for disclosure purposes only. SFAS No. 123 disclosures included pro forma net income and earnings per share as if the fair value-based method of accounting had been used. Under the provisions of APB No. 25, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.
The impact of adopting SFAS No. 123R for the three and six months ended June 30, 2006 was an increase in compensation expense of $1.0 million ($0.7 million after tax) and $1.8 million ($1.2 million after tax), respectively, and a reduction of $0.01 and $0.02, respectively, for both basic and diluted earnings per share. As of June 30, 2006, there was $15.9 million of total before-tax unrecognized compensation cost related to nonvested stock-based awards. That cost is expected to be recognized over a weighted-average period of 1.9 years. The company is using previously purchased treasury shares for all net shares issued for option exercises, long-term incentive plans and restricted stock awards.
The pro forma table below reflects net earnings and basic and diluted net earnings per share for the three and six months ended June 30, 2005 had the company applied the fair value recognition provisions of SFAS No. 123, as follows:

	Three Months Ended	Six Months Ended
(in millions of dollars except per share data)	June 30, 2005	June 30, 2005
Reported net income	$60.1	$108.6
Plus: stock-based employee compensation (net of tax) included in net income	1.4	2.8
Less: stock-based employee compensation (net of tax) using the fair value method	(1.3)	(3.5)

Pro forma net income	$60.2	$107.9

Reported net income per share, basic	$0.88	$1.60

Pro forma net income per share, basic	$0.88	$1.59

Reported net income per share, diluted	$0.87	$1.59

Pro forma net income per share, diluted	$0.87	$1.58

Stock Incentive Plans
The 2005 Plan was approved by the company’s shareholders on April 25, 2005. The 2005 Plan provides for the granting of restricted and unrestricted shares and options to buy common shares up to an amount equal to 4,000,000 common shares, of which no more than 2,000,000 can be settled as full-value awards. After the 2,000,000 limit has been reached, full-value awards are counted in a 3-to-1 ratio against the 4,000,000 limit. Options are intended either to qualify as “incentive stock options” under the Internal Revenue Code of 1986, as amended (IRC), or to be “non-statutory stock options” not intended to so qualify. Under the 2005 Plan, options generally become exercisable 50% one year after date of grant, 75% after two years, 100% after three years and expire up to 10 years after grant. The 2005 Plan generally supersedes the 1991 Plan, although options outstanding under the 1991 Plan remain exercisable until their expiration dates. The option price for stock options under the 2005 Plan is not less than the fair market value of the shares on the date of grant. The 2005 Plan permits the granting of stock appreciation rights in connection with the grant of options. In addition, the 2005 Plan provides to each outside director of the company an automatic annual grant of the number of restricted stock units that are worth $0.1 million, based on the fair market value of the company’s common shares on the date of the Annual Meeting of Shareholders. The restricted stock units generally vest one year after the grant date.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006
The 1991 Plan provided for the granting of restricted and unrestricted shares and options to buy common shares up to an amount equal to 1% of the outstanding common shares at the beginning of any year, plus any unused amount from prior years. Options were intended either to qualify as “incentive stock options” under the IRC or to be “non-statutory stock options” not intended to so qualify. Under the 1991 Plan, options generally became exercisable 50% one year after date of grant, 75% after two years, 100% after three years and expire up to 10 years after grant. The option price for stock options under the 1991 Plan was not less than the fair market value of the shares on the date of grant. The 1991 Plan provided to each outside director of the company an automatic annual grant of an option to purchase 2,500 common shares, with terms generally comparable to employee stock options.
The 1991 Plan was terminated by the board of directors with respect to future grants effective November 15, 2004. Outstanding grants under the 1991 Plan remain effective subject to their terms.
Under the 1991 Plan, the company had granted performance share stock awards to certain executive officers. Common shares equal to the number of performance share stock awards granted were to be issued if the market price of the company’s common stock reached $45.00 per common share for 10 consecutive trading days or on March 24, 2003, whichever occurred first. Under certain conditions such as retirement, a grantee of performance share stock awards could have been issued a pro-rata number of common shares. The company recognized compensation expense related to performance share stock awards ratably over the estimated period of vesting. On March 24, 2003, 3,500 shares were issued and 57,250 shares were deferred into share units under the deferred compensation plan for officers. The company allocated 513 and 718 share units under this plan in the six months ended June 30, 2006 and 2005, respectively, which represent quarterly dividends paid on the company’s shares. As of June 30, 2006, 38,259 share units were outstanding.
Under a supplemental retirement plan, an account for the participant is credited with 500 share units each year and is credited with additional share units for quarterly dividends paid on the company’s shares. When the participant retires, the company will issue shares equal to the number of share units in the participant’s account or the cash equivalent. The company has allocated 29 and 28 share units under this plan for each of the six months ended June 30, 2006 and 2005, respectively, which represent quarterly dividends paid on the company’s shares. As of June 30, 2006, 2,310 share units were outstanding. Compensation costs recognized for this plan were less than $0.1 million for the six months ended June 30, 2006 and 2005. For share units attributable to grants credited after January 1, 2004, the payment will be in cash.
Under the deferred stock compensation plan for outside directors, each nonemployee director received 500 share units on each October 1 and is credited with additional share units for quarterly dividends paid on the company’s shares. When a participant ceases to be a director, the company issues shares equal to the number of share units in the director’s account. The company has allocated to nonemployee directors 484 and 520 share units under this plan for the six months ended June 30, 2006 and 2005, respectively, which represent quarterly dividends paid on the company’s shares. Director fee expense recognized for share units was less than $0.1 million for the six months ended June 30, 2006 and 2005. As of June 30, 2006, 35,169 share units for nonemployee directors were outstanding. No new grants will be made under this plan after January 1, 2004.
In addition, under a separate deferred compensation plan for outside directors, the company has allocated to nonemployee directors 239 and 237 share units under this plan for the six months ended June 30, 2006 and 2005, respectively. These share units continue to accrue quarterly dividends paid on the company’s shares. When a participant ceases to be a director, the company issues shares equal to the number of share units in the director’s account. As of June 30, 2006, 19,083 share units for nonemployee directors were outstanding. Director fee expense recognized for share units for this plan was less than $0.1 million for the six months ended June 30, 2006 and 2005.
Under the deferred compensation plan for executive officers, participants may elect to defer any amount of their variable pay. Deferred amounts are converted into share units based on the current market price of the company’s

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006
shares. There is a 25% company match. Additional share units are credited for quarterly dividends paid on the company’s shares. At the end of the deferral period, which is at least three years, the company issues shares equal to the number of share units in the participant’s account. The company has allocated to executive officers 30,638 and 18,798 share units under this plan for the six months ended June 30, 2006 and 2005, respectively. Compensation costs recognized for share units were approximately $1.3 million and $0.8 million for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, 91,499 share units for executive officers were outstanding. For share units attributable to the company match credited after January 1, 2004, distributions will be made in cash.
Under the 1991 Plan, effective January 1, 2003, the company granted 15,000 restricted shares to each of three executive officers. The shares will be issued only if the executive remains an employee until January 1, 2008. Also, effective January 1, 2003, the company granted 5,000 restricted shares to one executive officer, which would be issued only if the executive remained with the company until January 1, 2008. On July 26, 2004, this grant was amended to issue the shares if the executive remained employed until July 29, 2004. The shares were issued on July 29, 2005. There are no voting or dividend rights on the restricted shares described in this paragraph unless and until they are issued. The restricted shares stock awards had a fair value of $25.83 at the date of grant. The company recognizes compensation expense related to restricted shares ratably over the estimated period of vesting. Compensation costs recognized for restricted share stock awards were approximately $0.1 million and $0.4 million for the six months ended June 30, 2006 and 2005, respectively.
For the six months ended June 30, 2006, the combined 2005 Plan and 1991 Plan expense was $1.7 million. The fair value of prior share-based payment awards were estimated using the Black-Scholes option pricing model. No options were granted in the six months ended June 30, 2006.
Option activity under the 2005 Plan and 1991 Plan as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

		Weighted-	Weighted-Average	Aggregate
	Shares	Average	Remaining Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (in years)	(in millions)
Outstanding at December 31, 2005	4,283,917	$32.35	6.0	$47.5
Granted	–
Exercised	346,024	30.54
Forfeited	2,700	30.11

Outstanding at June 30, 2006	3,935,193	$32.51	5.7	$39.7

Exercisable at June 30, 2006	3,368,865	$31.33	6.4	$38.2

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the second quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of the company’s stock. Total intrinsic value of options exercised for the six months ended June 30, 2006 was $4.5 million. Total fair value of options vested and expensed was $0.6 million and $1.1 million, net of tax, for the three and six months ended June 30, 2006, respectively.
As of June 30, 2006, $4.3 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.1 years.
Cash received from option exercises and purchases under the 2005 Plan and 1991 Plan for the six months ended June 30, 2006 was $10.3 million. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment awards totaled $1.6 million for the six months ended June 30, 2006.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006
Nonvested restricted stock awards as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

		Weighted-
		Average
	Share	Grant Date
	Units	Fair Value
Nonvested at December 31, 2005	58,689	$33.03
Granted	12,777	42.27
Vested	13,689	39.45
Forfeited	–

Nonvested at June 30, 2006	57,777	$33.10

Long-Term Incentive Plan
Under the Long-Term Incentive Plan, dollar-based target awards were determined by the organization and compensation committee of the board of directors in December 2002, December 2003, February 2005 and December 2005 for the three-year performance periods of 2003-2005, 2004-2006, 2005-2007 and 2006-2008, respectively. A portion of each of the awards was converted into a number of share units based on the price of the company common stock on the date of the award. There are no voting or dividend rights associated with the share units until the end of the performance period and a distribution of shares, if any, is made. The target awards correspond to a pre-determined three-year earnings before interest, taxes, depreciation and amortization (EBITDA) and/or earnings per share growth rate targets. Based on the awards granted for 2004-2006, 2005-2007 and 2006-2008 performance periods, the company recognized compensation expense of $3.1 million and $3.6 million for the six months ended June 30, 2006 and 2005, respectively. In accordance with SFAS No. 123R, compensation expense for these performance awards, except for the 2004-2006 award, was calculated based on the grant-date stock price. The terms of the 2004-2006 award state that payment will be in cash and as such liability accounting was used for this award and compensation expense was calculated based on the end of quarter closing price on June 30, 2006. Compensation expense for the 2004-2006 award amounted to $0.7 million and is included in the $3.1 million mentioned above.
Prior to the adoption of SFAS No. 123R, compensation expense for these awards was based on variable accounting and was calculated using the closing stock price at period end. The other portion of the 2002, 2003, February 2005 and December 2005 award grants is a cash award, which also is determined for the same three-year performance periods. Based on awards granted for these performance periods, the company recognized compensation expense for the cash awards of $2.3 million and $3.4 million for the six months ended June 30, 2006 and 2005, respectively.
The following table identifies the number of shares expected to be issued based on current performance measures and the stock price on the date of grant for the performance shares granted:

	Expected
	Number of Units	Stock Price on
Award	to be Issued	Date of Grant
2004 - 2006 (a)	–	$30.65
2005 - 2007	198,595	$40.36
2006 - 2008	154,060	$43.05

(a)	Per the terms of the agreement, payment of 165,124 units will be in cash, unless changed to shares at the discretion of the organization and compensation committee of the board of directors.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006
Performance based stock awards as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

		Weighted-
		Average
	Share	Grant Date
	Units	Fair Value
Nonvested at December 31, 2005	176,400	$40.36
Granted	154,060	$43.05
Performance increase	22,195	$40.36
Vested	–
Forfeited	–

Nonvested at June 30, 2006	352,655	$41.54

4. Divestitures
The sales of the food ingredients and industrial specialties business (FIIS) and the active pharmaceutical ingredients and intermediate compounds business (A&I) were completed on May 1, 2006 and May 23, 2006, respectively. In consideration for FIIS, the company received gross cash proceeds of approximately $269.7 million before an adjustment of $8.9 million for the reduction in working capital at closing and $4.9 million of transaction fees and expenses. The company received approximately $11.2 million (€9.0 million) in consideration for the sale of A&I before transaction costs of approximately $0.7 million. During the second quarter, the company recorded a $4.7 million pre-tax loss ($12.5 million after-tax loss) on the sale of FIIS and A&I. The tax charge of $7.8 million primarily related to the difference in book and tax bases in goodwill. Both of these businesses previously reported into the Specialty Chemicals segment. A&I and most of the FIIS divestiture reported into the consumer specialties product line, while a small portion of the FIIS divestiture reported into the performance coatings product line.
During the first quarter of 2006, the company performed an impairment test on the FIIS business in connection with its classification as held for sale. The company estimated fair value as the expected proceeds to be received, less transaction costs. The carrying value of the FIIS business exceeded its fair market value and therefore the company recorded a $60.6 million after-tax impairment charge against goodwill in the first quarter of 2006. As part of the SFAS No. 144 impairment analysis performed at December 31, 2005, the company determined that the estimated fair value of the FIIS business exceeded its carrying value. The company calculated the fair value using a probability weighted assessment based on selling the businesses versus continuing operations of the businesses. Based on the results of this impairment analysis an impairment charge was not warranted.
In February 2006, the company sold certain assets and liabilities of Noveon International, Inc.’s Telene® resins business (Telene), which was included in the Specialty Chemicals segment. The company received net cash proceeds of $6.2 million for the sale of this business and recorded a $1.0 million after-tax loss on the sale.
FIIS, A&I and the Telene businesses all meet the definition of a “component of an entity” and have been accounted for as discontinued operations for all periods presented under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
In December 2005, the company sold certain assets, liabilities and stock of its Engine Control Systems (ECS) business and, in September 2005, the company sold certain assets and liabilities of its U.S. and U.K. Lubrizol Performance Systems (LPS) operations, both of which were included in the Lubricant Additives segment. The

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006
company has reflected the results of these businesses as discontinued operations in the consolidated statement of income for the three and six months ended June 30, 2005.
Total revenues from discontinued operations were $36.7 million and $143.8 million for the three and six months ended June 30, 2006, respectively, compared to $124.3 million and $246.6 million for the same periods in 2005. Loss from discontinued operations, net of tax and loss on sale, was $12.4 million and $73.1 million for the three and six months ended June 30, 2006, respectively, and primarily related to the $12.5 million after-tax loss on the sale of the FIIS and A&I businesses recorded in the second quarter of 2006 and the $60.6 million after-tax impairment charge on the FIIS business recorded in the first quarter of 2006. Income from discontinued operations, net of tax, for the corresponding periods in 2005 was $9.9 million and $18.3 million. Loss from discontinued operations is net of income tax expenses of $10.2 million and $11.8 million for the three and six months ended June 30, 2006, respectively, compared to tax expense of $4.6 million and $9.5 million for the corresponding periods in 2005.
The company’s consolidated balance sheet at December 31, 2005 included $132.1 million in current assets, $115.6 million in net property and equipment, $85.1 million in goodwill, $20.4 million in net intangible assets, $0.6 million in other current assets, $8.5 million in current liabilities and $6.4 million in long-term liabilities pertaining to businesses reflected as discontinued operations.
5. Inventories
The company’s inventories were comprised of the following as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
(in millions of dollars)	2006	2005
Finished products	$288.1	$319.6
Products in process	97.5	86.9
Raw materials	133.2	151.2
Supplies and engine test parts	26.0	28.3

Total inventory	$544.8	$586.0

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

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006

	June 30, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(in millions of dollars)	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists	$141.8	$19.1	$151.5	$15.8
Technology	139.8	39.9	144.4	35.6
Trademarks	19.8	4.5	24.5	4.2
Patents	13.1	3.3	11.8	2.5
Land-use rights	7.3	1.1	7.3	1.0
Non-compete agreements	8.2	6.3	9.1	5.9
Other	5.5	0.7	5.4	0.7

Total amortized intangible assets	335.5	74.9	354.0	65.7

Non-amortized trademarks	117.8	–	116.3	–

Total	$453.3	$74.9	$470.3	$65.7

Annual intangible amortization expense from continuing operations for the next five years will approximate $23.7 million for 2006, $22.2 million in 2007, $20.7 million in 2008, $19.0 million in 2009 and $19.0 million in 2010.
The carrying amount of goodwill by reporting segment as of June 30, 2006 was as follows:

	Lubricant	Specialty
(in millions o f dollars)	Additives	Chemicals	Total
Balance, January 1, 2006	$95.8	$1,043.0	$1,138.8
Goodwill impairment – discontinued operations	–	(61.0)	(61.0)
Goodwill of divestitures	–	(26.6)	(26.6)
Translation and other adjustments	1.1	10.5	11.6

Balance, June 30, 2006	$96.9	$965.9	$1,062.8

Goodwill is tested for impairment at the reporting unit level annually as of October 1st or if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006
7. Comprehensive Income
Total comprehensive income for the three and six months ended June 30, 2006 and 2005 was comprised of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions of dollars)	2006	2005	2006	2005
Net income	$51.1	$60.1	$36.2	$108.6
Foreign currency translation adjustment	31.7	(58.4)	38.6	(107.1)
Pension plan minimum liability	–	–	(0.8)	–
Unrealized (losses) gains – natural gas hedges	–	(0.5)	(0.8)	0.2
Amortization of treasury rate locks	0.9	0.8	1.6	1.4

Total comprehensive income	$83.7	$2.0	$74.8	$3.1

8. Segment Reporting
The company is organized into two operating and reporting segments: Lubricant Additives and Specialty Chemicals. The Lubricant Additives segment represented 65% and 64% of the company’s consolidated revenues for the three and six months ended June 30, 2006, respectively, and is comprised of the company’s businesses in engine additives and specialty driveline and industrial oil additives. The Specialty Chemicals segment represented 35% and 36% of the company’s consolidated revenues for the three and six months ended June 30, 2006, respectively, and is comprised of the company’s businesses in consumer specialties, specialty materials and performance coatings.
Lubricant Additives consists of two product lines: engine additives and specialty driveline and industrial oil additives. Engine additives is comprised of additives for lubricating engine oils, such as for gasoline, diesel, marine and stationary gas engines and additive components, additives for fuel products and refinery and oil field chemicals, as well as outsourcing strategies for supply chain and knowledge center management. In addition, this product line sells additive components and viscosity improvers within its lubricant and fuel additives product areas. Specialty driveline and industrial oil additives is comprised of additives for driveline oils, such as automatic transmission fluids, gear oils and tractor lubricants and industrial oil additives, such as additives for hydraulic, grease and metalworking fluids, as well as compressor lubricants. Lubricant Additives product lines generally are produced in company-owned shared manufacturing facilities and largely sold to a common customer base. During 2005, the company sold the equipment companies, ECS and LPS, and recorded the results of operations of these businesses in discontinued operations in 2005 (see Note 4).
The Specialty Chemicals segment consists of consumer specialties, specialty materials and performance coatings product lines. The consumer specialties product line is characterized by global production of acrylic thickeners, specialty monomers, film formers, fixatives, emollients, silicones, surfactants, botanicals, over-the-counter pharmaceutical ingredients and intermediates and process chemicals. The company markets products in the consumer specialties product line to the personal care and pharmaceutical primary end-use industries. The consumer specialties products are sold to customers worldwide and these customers include major manufacturers of cosmetics, personal care products, water soluble polymers and household products. The specialty materials product line is characterized by products such as TempRite® engineered polymers and Estane® thermoplastic polyurethane. Specialty materials products are sold to a diverse customer base comprised of major manufacturers in the construction, automotive, telecommunications, electronics and recreation industries. The performance coatings product line includes high-performance polymers for specialty paper, printing and packaging, industrial and architectural specialty coatings and textile applications. Performance coatings products serve major companies in the specialty paper, printing and packaging, paint and coatings, and textile industries. During the second quarter of 2006, the company completed the

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006
sale of the FIIS and A&I businesses, while the sale of the Telene business was completed during the first quarter of 2006. The company recorded the results of operations of these businesses in discontinued operations in all periods presented (see Note 4).
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
The following table presents a summary of the results of the company’s reportable segments for the three and six months ended June 30, 2006 and 2005:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions of dollars)	2006	2005	2006	2005
Revenues from external customers:
Lubricant Additives	$678.4	$605.3	$1,306.0	$1,118.8
Specialty Chemicals	362.7	337.0	719.3	672.3

Total revenues	$1,041.1	$942.3	$2,025.3	$1,791.1

Segment operating income:
Lubricant Additives	$89.8	$83.2	$164.4	$151.0
Specialty Chemicals	48.4	37.7	92.9	76.6

Segment operating income	138.2	120.9	257.3	227.6

Corporate expenses	(12.6)	(14.7)	(34.0)	(29.4)
Corporate other (expense) income – net	(3.5)	0.2	(5.7)	(0.6)
Restructuring and impairment charges	(1.8)	(5.4)	(3.6)	(11.5)
Interest expense – net	(21.0)	(24.9)	(44.1)	(49.4)

Income from continuing operations before income taxes	$99.3	$76.1	$169.9	$136.7

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006
The company’s total assets by segment were as follows:

	June 30,	December 31,
(in millions of dollars)	2006	2005
Segment total assets:
Lubricant Additives	$1,411.6	$1,319.1
Specialty Chemicals	2,222.0	2,536.8

Total segment assets	3,633.6	3,855.9

Corporate assets	683.7	510.4

Total consolidated assets	$4,317.3	$4,366.3

9. Pension and Postretirement Benefits
The components of net periodic pension cost and postretirement benefits cost consisted of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in millions of dollars)	2006	2005	2006	2005
Pension benefits:
Service cost – benefits earned during period	$8.0	$7.2	$16.0	$14.2
Interest cost on projected benefit obligation	8.3	8.1	16.6	15.9
Expected return on plan assets	(7.2)	(6.7)	(14.3)	(13.5)
Amortization of prior service costs	0.5	0.6	0.9	1.1
Amortization of initial net asset obligation	–	–	0.1	0.1
Settlement / curtailment loss	–	–	3.3	–
Recognized net actuarial loss	2.1	1.5	4.2	2.7

Net periodic benefit cost	$11.7	$10.7	$26.8	$20.5

Other benefits:
Service cost – benefits earned during period	$0.4	$0.4	$0.7	$1.1
Interest cost on projected benefit obligation	1.3	1.4	2.5	3.2
Amortization of prior service costs	(2.1)	(1.9)	(4.1)	(3.4)
Recognized net actuarial loss	0.4	0.5	0.9	1.1

Net periodic benefit cost	$–	$0.4	$–	$2.0

Expected employer contributions worldwide for pension benefits in 2006 approximate $16.2 million for the qualified plans, of which $6.1 million was paid in the six months ended June 30, 2006. The portion of the 2006 total expected contributions attributable to the U.S. qualified pension plans is $4.6 million, none of which was paid in the first six

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006
months of 2006. The non-qualified pension plans and postretirement benefit plans are unfunded. As a result, the 2006 expected contributions to these plans of $7.1 million and $4.4 million, respectively, represent actuarial estimates of future assumed payments based on historic retirement and payment patterns as well as medical trend rates and historical claim information, as appropriate. The settlement / curtailment loss primarily was triggered by a distribution from a non-qualified pension plan.
As part of the Noveon International, Inc. (Noveon International) integration efforts to provide consistent benefits, the company communicated to employees in May 2005 changes to the benefits structure of certain of its U.S. pension and postretirement benefit plans. This communication triggered a remeasurement of the related benefit obligations and net periodic benefit cost in 2005 for both the legacy Noveon International U.S. pension plans as well as for the U.S. postretirement benefit plan. The net impact of the benefit and actuarial assumption changes reduced the company’s aggregate net periodic pension and postretirement benefit cost by $3.5 million during 2005. The annualized savings resulting from this benefits change is estimated to be approximately $5.3 million.
10. Restructuring and Impairment Charges
For the three and six months ended June 30, 2006, the company recorded aggregate restructuring and impairment charges of $1.8 million and $3.6 million, respectively. The restructuring charges primarily were related to the phase-out of manufacturing facilities in both the Lubricant Additives and Specialty Chemicals segments.
The following table shows the reconciliation of the restructuring liability since January 1, 2006 by major restructuring activity:

	Liability			Liability
	January 1,	Restructuring		June 30,
(in millions of dollars)	2006	Charges	Cash Paid	2006
Specialty Chemicals plant closures and workforce reductions	$2.5	$0.5	$(0.6)	$2.4
Bromborough, United Kingdom closure	2.3	3.2	(1.8)	3.7
Corporate / other workforce reductions	0.3	–	(0.1)	0.2
Noveon International restructuring liabilities assumed	1.3	(0.1)	(0.3)	0.9

	$6.4	$3.6	$(2.8)	$7.2

In the first quarter of 2005, the company made the decision to close two Specialty Chemicals performance coatings production facilities in the United States. The facility in Mountaintop, Pennsylvania was closed in October 2005 and sold in January 2006. An additional $0.4 million in severance obligations was recorded in the six months ended June 30, 2006 relating to the Linden, New Jersey facility, which is scheduled to close in the third quarter of 2006.
As of July 31, 2006, management substantially has completed the phase-out of production for the previously announced closure of the Lubricant Additives manufacturing facility in Bromborough, United Kingdom. The dismantling and decommissioning process has begun and is scheduled to be completed in 2007. United Kingdom-production has or will soon be transferred to facilities in France and the United States. Approximately 69 employees have already been, or will be, impacted by this closure.
The charges for these cost reduction initiatives are reported as a separate line item in the consolidated statements of income entitled “Restructuring and impairment charges” and are included in the “Total cost and expenses” subtotal on the consolidated statements of income.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006
11. Debt
During the three and six months ended June 30, 2006, the company repaid €27.0 million and €47.0 million, respectively, against the €250.0 million revolving credit agreement. The remaining balance outstanding as of June 30, 2006 under this arrangement was €135.0 million.
12. Shareholders’ Equity
The following table summarizes the changes in shareholders’ equity since January 1, 2006:

		Shareholders’ Equity
				Accumulated
	Number of			Other
	Shares	Common	Retained	Comprehensive
(in millions)	Outstanding	Shares	Earnings	(Loss) Income	Total
Balance, January 1, 2006	68.0	$663.7	$1,016.0	$(112.5)	$1,567.2

Comprehensive income:
Net income		–	36.2	–	36.2
Other comprehensive income		–	–	38.6	38.6

Comprehensive income					74.8
Dividends declared		–	(35.5)	–	(35.5)
Deferred stock compensation		1.3	–	–	1.3
Common shares – treasury:
Shares issued upon exercise of stock options and awards	0.4	15.0	–	–	15.0

Balance, June 30, 2006	68.4	$680.0	$1,016.7	$(73.9)	$1,622.8

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
June 30, 2006
ENVIRONMENTAL
The company’s environmental engineers and consultants review and monitor environmental issues at operating facilities and, where appropriate, the company initiates corrective and/or preventive environmental projects to ensure environmental compliance and safe and lawful activities at its current operations. The company also conducts compliance and management systems audits.
The company and its subsidiaries are generators of both hazardous and non-hazardous wastes, the treatment, storage, transportation and disposal of which are regulated by various laws and governmental regulations. These laws and regulations generally impose liability for costs to investigate and remediate contamination without regard to fault and, under certain circumstances, liability may be joint and several resulting in one party being held responsible for the entire obligation. Liability also may include damages to natural resources. Although the company believes past operations were in substantial compliance with the then-applicable regulations, either the company or the predecessor of Noveon International, the Performance Materials Segment of Goodrich Corporation (Goodrich), has been designated under a country’s laws and/or regulations as a potentially responsible party (PRP) in connection with several sites including both third party sites and/or current operating facilities.
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
The company’s environmental reserves, measured on an undiscounted basis, totaled $16.4 million at June 30, 2006 and $23.2 million at December 31, 2005. Of these amounts, $3.6 million and $3.4 million were included in accrued expenses and other current liabilities at June 30, 2006 and December 31, 2005, respectively. As part of the FIIS divestiture, approximately $6.2 million in environmental liabilities were transferred to the buyer during the second quarter of 2006. Goodrich provided Noveon International with an indemnity for various environmental liabilities. The company estimates Goodrich’s share of such currently identified liabilities under the indemnity, which extends through February 2011, to be approximately $2.1 million of which $0.6 million of the recovery is included in receivables and $1.5 million is included in other assets. There are specific environmental contingencies for company-owned sites for which third parties such as past owners and/or operators are the named PRPs and also for which the company is indemnified by Goodrich. Goodrich is currently indemnifying Noveon International for several environmental remediation projects. Goodrich’s share of all of these liabilities may increase to the extent such third parties fail to honor their obligations through February 2011.
The company believes that its environmental accruals are adequate based on currently available information. The company believes that it is reasonably possible that $13.3 million in additional costs may be incurred at certain locations beyond the amounts accrued as a result of new information, newly discovered conditions, changes in remediation standards or technologies or a change in the law. Additionally, as the indemnification from Goodrich extends through February 2011, changes in assumptions regarding when costs will be incurred may result in additional expenses to the company. Additional costs in excess of $13.3 million cannot currently be estimated.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006
GUARANTEES
On May 1, 2006, the company sold the FIIS business to SPM Group Holdings, LLC, now known as Emerald Performance Materials, LLC (Emerald). As a result of the sale, Emerald became responsible for contracts relating to FIIS, including a Toluene Sale and Purchase Agreement between SK Corporation (SK) and Noveon Kalama, Inc. dated December 6, 2005 (the Toluene Agreement). Although Emerald has assumed the obligations under the Toluene Agreement, Noveon, Inc. has guaranteed to SK the timely performance of Emerald’s payment obligations under the Toluene Agreement for purchases thereunder. The term of the Toluene Agreement extends to January 31, 2008.
If Emerald does not satisfy its obligations under the Toluene Agreement, SK shall notify Noveon, Inc. and use commercially reasonable efforts to collect what is due from Emerald. If SK is unable to collect from Emerald, then SK may make a demand on Noveon, Inc. for payment of the outstanding obligations. The guarantee is revocable by Noveon, Inc. upon 60 days’ prior written notice.
Because of the guarantee’s existing revocation clause, Noveon, Inc. estimates that the maximum liability under the guarantee would be approximately $19.2 million, representing the estimated liability for two shipments to Emerald. However, the company believes that it is highly unlikely that an event would occur requiring Noveon, Inc. to pay any monies pursuant to the guarantee. Accordingly, no liability has been reflected in the accompanying consolidated balance sheets related to this item.
INDEMNIFICATIONS
In connection with the sale of the FIIS business, the company has provided indemnifications to Emerald with respect to the business sold. These indemnifications have been associated with the price and quantity of raw material purchases, permit costs, costs incurred due to the inability to obtain permits and environmental matters. In each of these circumstances, payment by the company is dependent on Emerald filing a claim. In addition, the company’s obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under certain of these agreements due to the conditional nature of the company’s obligations and the unique facts and circumstances involved in each particular agreement. The company believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on the company’s business, financial condition or results of operations. For those indemnification agreements where a payment by the company is probable and estimable, a liability has been recorded as of June 30, 2006.
14. Guarantor and Non-Guarantor Subsidiary Information
The repayment of the unsecured senior notes, debentures and bank term loans is unconditionally guaranteed on a joint and several basis by the company and its direct and indirect, wholly owned, domestic subsidiaries. The following supplemental condensed consolidating financial information presents the company’s statements of operations for the three and six months ended June 30, 2006 and 2005, its balance sheets as of June 30, 2006 and December 31, 2005 and its statements of cash flows for the six months ended June 30, 2006 and 2005. The elimination of intercompany profit in inventory as of the respective balance sheet date is reflected in the eliminations columns of the condensed consolidating financial information.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006

	Condensed Consolidating Statement of Operations
	For Three Months Ended June 30, 2006
	Parent	Subsidiary	Other		Total
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$396.0	$208.5	$557.1	$(121.7)	$1,039.9
Royalties and other revenues	0.6	0.5	0.1	–	1.2

Total revenues	396.6	209.0	557.2	(121.7)	1,041.1

Cost of sales	310.5	145.4	440.3	(121.7)	774.5
Selling and administrative expenses	32.7	26.0	27.0	–	85.7
Research, testing and development expenses	24.3	9.3	19.0	–	52.6
Amortization of intangible assets	0.8	3.7	1.4	–	5.9
Restructuring and impairment charges	0.2	(0.1)	1.7	–	1.8

Total costs and expenses	368.5	184.3	489.4	(121.7)	920.5

Other (expense) income – net	8.7	7.9	(15.1)	(1.8)	(0.3)
Interest expense – net	(20.3)	–	(0.7)	–	(21.0)
Equity in income of subsidiaries	27.0	22.0	–	(49.0)	–

Income from continuing operations before income taxes	43.5	54.6	52.0	(50.8)	99.3
Provision (benefit) for income taxes	(4.4)	15.9	24.3	–	35.8

Income from continuing operations	47.9	38.7	27.7	(50.8)	63.5
Discontinued operations – net of tax	3.2	(11.7)	(3.9)	–	(12.4)

Net income	$51.1	$27.0	$23.8	$(50.8)	$51.1

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006

	Condensed Consolidating Statement of Operations
	For Six Months Ended June 30, 2006
	Parent	Subsidiary	Other		Total
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$775.0	$390.7	$1,089.6	$(231.9)	$2,023.4
Royalties and other revenues	1.3	0.5	0.1	–	1.9

Total revenues	776.3	391.2	1,089.7	(231.9)	2,025.3

Cost of sales	614.2	268.2	862.5	(231.9)	1,513.0
Selling and administrative expenses	74.6	51.8	52.5	–	178.9
Research, testing and development expenses	47.5	18.7	36.1	–	102.3
Amortization of intangible assets	1.4	7.3	3.0	–	11.7
Restructuring and impairment charges	0.5	(0.1)	3.2	–	3.6

Total costs and expenses	738.2	345.9	957.3	(231.9)	1,809.5

Other (expense) income – net	13.7	14.1	(27.2)	(2.4)	(1.8)
Interest expense – net	(42.8)	–	(1.3)	–	(44.1)
Equity in income of subsidiaries	30.3	61.2	–	(91.5)	–

Income from continuing operations before income taxes	39.3	120.6	103.9	(93.9)	169.9
Provision for income taxes	4.1	22.7	33.8	–	60.6

Income from continuing operations	35.2	97.9	70.1	(93.9)	109.3
Discontinued operations – net of tax	1.0	(67.9)	(6.2)	–	(73.1)

Net income	$36.2	$30.0	$63.9	$(93.9)	$36.2

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006

	Condensed Consolidating Statement of Operations
	For Three Months Ended June 30, 2005
	Parent	Subsidiary	Other		Total
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$355.8	$154.2	$512.4	$(80.8)	$941.6
Royalties and other revenues	0.4	0.2	0.1	–	0.7

Total revenues	356.2	154.4	512.5	(80.8)	942.3

Cost of sales	279.3	97.2	399.2	(80.8)	694.9
Selling and administrative expenses	36.7	28.5	21.3	–	86.5
Research, testing and development expenses	22.7	9.2	17.3	–	49.2
Amortization of intangible assets	0.8	3.6	1.5	–	5.9
Restructuring and impairment charges	1.0	1.0	3.4	–	5.4

Total costs and expenses	340.5	139.5	442.7	(80.8)	841.9

Other (expense) income – net	7.0	2.5	(7.6)	(1.3)	0.6
Interest (expense) income – net	(26.0)	(1.6)	2.7	–	(24.9)
Equity in income of subsidiaries	73.8	47.8	–	(121.6)	–

Income from continuing operations before income taxes	70.5	63.6	64.9	(122.9)	76.1
Provision (benefit) for income taxes	10.2	(1.4)	17.1	–	25.9

Income from continuing operations	60.3	65.0	47.8	(122.9)	50.2
Discontinued operations – net of tax	(0.2)	7.8	2.3	–	9.9

Net income	$60.1	$72.8	$50.1	$(122.9)	$60.1

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006

	Condensed Consolidating Statement of Operations
	For Six Months Ended June 30, 2005
	Parent	Subsidiary	Other		Total
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$661.9	$300.5	$973.0	$(145.8)	$1,789.6
Royalties and other revenues	1.3	0.1	0.1	–	1.5

Total revenues	663.2	300.6	973.1	(145.8)	1,791.1

Cost of sales	522.4	189.4	747.1	(145.8)	1,313.1
Selling and administrative expenses	73.2	49.8	49.1	–	172.1
Research, testing and development expenses	46.1	17.8	33.8	–	97.7
Amortization of intangible assets	1.5	7.2	3.1	–	11.8
Restructuring and impairment charges	4.7	2.6	4.2	–	11.5

Total costs and expenses	647.9	266.8	837.3	(145.8)	1,606.2

Other (expense) income – net	14.7	6.6	(18.7)	(1.4)	1.2
Interest (expense) income – net	(52.0)	(1.0)	3.6	–	(49.4)
Equity in income of subsidiaries	131.9	89.8	–	(221.7)	–

Income from continuing operations before income taxes	109.9	129.2	120.7	(223.1)	136.7
Provision for income taxes	1.1	13.9	31.4	–	46.4

Income from continuing operations	108.8	115.3	89.3	(223.1)	90.3
Discontinued operations – net of tax	(0.2)	14.7	3.8	–	18.3

Net income	$108.6	$130.0	$93.1	$(223.1)	$108.6

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006

	Condensed Consolidating Balance Sheet
	June 30, 2006
	Parent	Subsidiary	Other		Total
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and short-term investments	$335.0	$1.5	$155.0	$–	$491.5
Receivables – net	152.9	105.1	356.6	–	614.6
Inventories	121.9	114.9	339.6	(31.6)	544.8
Other current assets	41.3	25.5	13.5	10.9	91.2

Total current assets	651.1	247.0	864.7	(20.7)	1,742.1
Property and equipment – net	383.0	336.0	353.4	–	1,072.4
Goodwill	27.1	572.7	463.0	–	1,062.8
Intangible assets – net	9.1	239.8	129.5	–	378.4
Investments in subsidiaries and intercompany balances	2,390.1	2,657.2	(243.1)	(4,804.2)	–
Investments in non-consolidated companies	6.0	1.4	0.1	–	7.5
Other assets	31.1	2.0	21.0	–	54.1

Total	$3,497.5	$4,056.1	$1,588.6	$(4,824.9)	$4,317.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$–	$–	$14.9	$–	$14.9
Accounts payable	134.6	77.6	137.2	–	349.4
Accrued expenses and other current liabilities	4.4	165.4	94.2	–	264.0

Total current liabilities	139.0	243.0	246.3	–	628.3
Long-term debt	1,436.6	–	172.1	–	1,608.7
Postretirement health care obligations	94.5	–	6.8	–	101.3
Noncurrent liabilities	104.5	2.8	111.0	–	218.3
Deferred income taxes	79.4	(17.4)	27.1	–	89.1

Total liabilities	1,854.0	228.4	563.3	–	2,645.7

Minority interest in consolidated companies	–	–	(0.7)	49.5	48.8
Total shareholders’ equity	1,643.5	3,827.7	1,026.0	(4,874.4)	1,622.8

Total	$3,497.5	$4,056.1	$1,588.6	$(4,824.9)	$4,317.3

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006

	Condensed Consolidating Balance Sheet
	December 31, 2005
	Parent	Subsidiary	Other		Total
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and short-term investments	$83.2	$3.6	$175.6	$–	$262.4
Receivables – net	143.8	137.0	304.8	–	585.6
Inventories	122.4	175.1	316.4	(27.9)	586.0
Other current assets	91.5	25.9	11.3	9.6	138.3

Total current assets	440.9	341.6	808.1	(18.3)	1,572.3
Property and equipment – net	383.4	458.2	342.8	–	1,184.4
Goodwill	27.1	664.1	447.6	–	1,138.8
Intangible assets – net	9.8	262.8	132.0	–	404.6
Investments in subsidiaries and intercompany balances	2,554.3	2,506.6	(247.9)	(4,813.0)	–
Investments in non-consolidated companies	6.2	1.4	–	–	7.6
Other assets	33.9	3.4	21.3	–	58.6

Total	$3,455.6	$4,238.1	$1,503.9	$(4,831.3)	$4,366.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$–	$0.1	$7.8	$–	$7.9
Accounts payable	143.5	142.8	85.9	–	372.2
Accrued expenses and other current liabilities	38.9	113.6	132.3	–	284.8

Total current liabilities	182.4	256.5	226.0	–	664.9
Long-term debt	1,445.2	–	217.7	–	1,662.9
Postretirement health care obligations	91.4	4.8	6.4	–	102.6
Noncurrent liabilities	63.5	41.3	99.2	–	204.0
Deferred income taxes	87.6	1.4	24.7	–	113.7

Total liabilities	1,870.1	304.0	574.0	–	2,748.1

Minority interest in consolidated companies	–	–	–	51.0	51.0
Total shareholders’ equity	1,585.5	3,934.1	929.9	(4,882.3)	1,567.2

Total	$3,455.6	$4,238.1	$1,503.9	$(4,831.3)	$4,366.3

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2006
	Parent	Subsidiary	Other		Total
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income	$36.2	$30.0	$63.9	$(93.9)	$36.2
Adjustments to reconcile net income to cash provided by (used for) operating activities	35.2	(126.6)	50.9	93.9	53.4

Total operating activities	71.4	(96.6)	114.8	–	89.6

INVESTING ACTIVITIES
Capital expenditures	(25.6)	(17.4)	(19.2)	–	(62.2)
Proceeds from divestitures and sales of property and equipment	0.8	261.5	13.1	–	275.4
Other items – net	–	–	(0.7)	–	(0.7)

Total investing activities	(24.8)	244.1	(6.8)	–	212.5

FINANCING ACTIVITIES
Changes in short-term debt, net	–	–	6.9	–	6.9
Repayments of long-term debt	–	–	(57.7)	–	(57.7)
Dividends paid	(35.5)	–	–	–	(35.5)
Changes in intercompany activities	230.4	(149.5)	(80.9)	–	–
Proceeds from the exercise of stock options	10.3	–	–	–	10.3

Total financing activities	205.2	(149.5)	(131.7)	–	(76.0)

Effect of exchange rate changes on cash	–	(0.1)	3.1	–	3.0

Net increase (decrease) in cash and short-term investments	251.8	(2.1)	(20.6)	–	229.1
Cash and short-term investments at the beginning of period	83.2	3.6	175.6	–	262.4

Cash and short-term investments at the end of period	$335.0	$1.5	$155.0	$–	$491.5

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2006

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2005
	Parent	Subsidiary	Other		Total
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income	$108.6	$130.0	$93.1	$(223.1)	$108.6
Adjustments to reconcile net income to cash provided by (used for) operating activities	21.6	(5.8)	(201.8)	223.1	37.1

Total operating activities	130.2	124.2	(108.7)	–	145.7

INVESTING ACTIVITIES
Capital expenditures	(21.2)	(16.3)	(21.1)	–	(58.6)
Net proceeds from divestitures and sales of property and equipment	–	3.3	0.2	–	3.5
Other items – net	(0.4)	0.1	–	–	(0.3)

Total investing activities	(21.6)	(12.9)	(20.9)	–	(55.4)

FINANCING ACTIVITIES
Changes in short-term debt, net	–	–	(3.7)	–	(3.7)
Repayments of long-term debt	(125.0)	–	–	–	(125.0)
Dividends paid	(35.0)	–	–	–	(35.0)
Changes in intercompany activities	42.9	(100.9)	58.0	–	–
Proceeds from the exercise of stock options	32.3	–	–	–	32.3

Total financing activities	(84.8)	(100.9)	54.3	–	(131.4)

Effect of exchange rate changes on cash	–	(2.4)	(13.4)	–	(15.8)

Net increase (decrease) in cash and short-term investments	23.8	8.0	(88.7)	–	(56.9)
Cash and short-term investments at the beginning of period	40.4	(0.2)	295.7	–	335.9

Cash and short-term investments at the end of period	$64.2	$7.8	$207.0	$–	$279.0

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
OVERVIEW
We are an innovative specialty chemical company that produces and supplies technologies that improve the quality and performance of our customers’ products in the global transportation, industrial and consumer markets. Our business is founded on technological leadership. Innovation provides opportunities for us in growth markets as well as advantages over our competitors. From a base of approximately 1,700 patents, we use our product development and formulation expertise to sustain our leading market positions and fuel our future growth. We create additives, ingredients, resins and compounds that enhance the performance, quality and value of our customers’ products, while minimizing their environmental impact. Our products are used in a broad range of applications, and are sold into stable markets such as those for engine oils, specialty driveline lubricants and metalworking fluids, as well as higher-growth markets such as personal care and over-the-counter pharmaceutical products and performance coatings and inks. Our specialty materials products are also used in a variety of industries, including the construction, sporting goods, medical products and automotive industries. We are an industry leader in the majority of our product lines.
We are geographically diverse, with an extensive global manufacturing, supply chain, technical and commercial infrastructure. We operate facilities in 27 countries, including production facilities in 20 countries and laboratories in 10 countries, through the efforts of more than 6,700 employees. We sell our products in more than 100 countries and believe that our customers value our ability to provide customized, high-quality, cost-effective performance formulations and solutions worldwide. We also believe that our customers value our global supply chain capabilities.
In May 2006, we sold the food ingredients and industrial specialties business (FIIS) and the active pharmaceutical ingredients and intermediate compounds business (A&I), both of which were included in the Specialty Chemicals segment. A&I and most of the FIIS divestiture reported into the consumer specialties product line, while a small portion of the FIIS divestiture reported into the performance coatings product line. We have reflected the results of these businesses as discontinued operations in the consolidated statements of operations for all periods presented. We recorded a $12.5 million after-tax loss on the sale of the FIIS and A&I businesses. During the first quarter of 2006 and in connection with the held for sale classification, we performed an impairment test noting that the carrying value of the FIIS business exceeded its fair market value. As a result, we recorded a $60.6 million after-tax impairment charge in the first quarter of 2006.
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
In December 2005, we sold certain assets, liabilities and stock of our Engine Control Systems (ECS) business and, in September 2005, we sold certain assets and liabilities of our U.S. and U.K. Lubrizol Performance Systems (LPS) operations, both of which were included in the Lubricant Additives segment. We have reflected the results of these businesses as discontinued operations in the consolidated statements of income for the three and six months ended June 30, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The historical consolidated statements of income amounts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the discontinued operations of ECS, LPS, Telene, FIIS and A&I.
RESULTS OF OPERATIONS
Earnings from continuing operations increased $13.3 million to $63.5 million for the three months ended June 30, 2006 and increased $19.0 million to $109.3 million for the six months ended June 30, 2006 compared to $50.2 million and $90.3 million for the three and six months ended June 30, 2005, respectively. The increase for both the three-month and six-month periods primarily was attributable to improvements in the combination of price and product mix and higher volume that more than offset higher raw material and utility costs, higher selling, technology, administrative and research (STAR) expenses, higher taxes and unfavorable currency.
We recorded restructuring charges that reduced earnings by $0.02 and $0.04 per share for the three and six months ended June 30, 2006, respectively, primarily related to the phase-out of a manufacturing facility located in Bromborough, United Kingdom. We incurred restructuring and impairment charges of $0.05 and $0.11 per share for the three and six months ended June 30, 2005, respectively, primarily related to the phase-out of manufacturing facilities located in Bromborough, United Kingdom; Linden, New Jersey; and Mountaintop, Pennsylvania, as well as other workforce reductions.
Our net income for the three months ended June 30, 2006 decreased over the prior-year period primarily due to the $12.5 million after-tax loss on sale from the divestiture of the FIIS and A&I businesses and a decrease in operating results from discontinued operations. Net income for the six months ended June 30, 2006 decreased over the prior-year period primarily due to the previously mentioned loss on sale and decrease in operating results from discontinued operations and a $60.6 million after-tax impairment charge recorded in the first quarter of 2006 for the write-down to fair value of the FIIS business.
Revenues
The changes in consolidated revenues are summarized as follows:

	Periods Ended
	June 30,
(in millions of dollars)	2006	2005	$ Change	% Change
Three Months:
Net sales	$1,039.9	$941.6	$98.3	10%
Royalties and other revenues	1.2	0.7	0.5	71%

Total revenues	$1,041.1	$942.3	$98.8	10%

Six Months:
Net sales	$2,023.4	$1,789.6	$233.8	13%
Royalties and other revenues	1.9	1.5	0.4	27%

Total revenues	$2,025.3	$1,791.1	$234.2	13%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The increase in revenues for both the three and six months ended June 30, 2006 primarily was due to an improvement in the combination of price and product mix and increased volume. As summarized in the volume tables below, we experienced volume gains in all geographic zones, except Europe, for the three and six months ended June 30, 2006, compared to the prior-year periods.
The following table shows our volume by geographic zone for the three and six months ended June 30, 2006:

	2nd Quarter	Year-to-Date
	2006	2006
	Volume	Volume
North America	46%	46%
Europe	26%	27%
Asia-Pacific / Middle East	23%	22%
Latin America	5%	5%

Total	100%	100%

The following table shows the changes in our volume by geographic zone as compared with the corresponding periods in 2005:

	2nd Quarter	Year-to-Date
	2006 vs. 2005	2006 vs. 2005
	% Change	% Change
North America	2%	3%
Europe	(4%)	–
Asia-Pacific / Middle East	6%	14%
Latin America	1%	7%
Total	1%	5%
Segment volume variances by geographic zone as well as the factors explaining the changes in segment revenues for the three and six months ended June 30, 2006 compared with the respective period in 2005 are contained within the “Segment Analysis” section below.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Costs and Expenses
The changes in consolidated costs and expenses are summarized as follows:

	Periods Ended
	June 30,
(in millions of dollars)	2006	2005	$ Change	% Change
Three Months:
Cost of sales	$774.5	$694.9	$79.6	11%
Selling and administrative expenses	85.7	86.5	(0.8)	(1%)
Research, testing and development expenses	52.6	49.2	3.4	7%
Amortization of intangible assets	5.9	5.9	–	0%
Restructuring and impairment charges	1.8	5.4	(3.6)	*

Total costs and expenses	$920.5	$841.9	$78.6	9%

Six Months:
Cost of sales	$1,513.0	$1,313.1	$199.9	15%
Selling and administrative expenses	178.9	172.1	6.8	4%
Research, testing and development expenses	102.3	97.7	4.6	5%
Amortization of intangible assets	11.7	11.8	(0.1)	(1%)
Restructuring and impairment charges	3.6	11.5	(7.9)	*

Total costs and expenses	$1,809.5	$1,606.2	$203.3	13%

* Calculation not meaningful
The increase in cost of sales for the three and six months ended June 30, 2006 compared with the same periods in 2005 primarily was due to higher average raw material cost, increased volume and higher utility expenses. Average raw material cost increased 13% and 14% in the three and six months ended June 30, 2006, respectively, compared with the same periods in 2005, primarily due to higher petrochemical raw material cost.
Total manufacturing expenses, which are included in cost of sales, increased 2% and 4% in the three and six months ended June 30, 2006, respectively, compared with the same periods in 2005, primarily due to increases in volume and higher utility costs in both periods. On a per-unit-sold basis, manufacturing costs increased 1% for the three months ended June 30, 2006 and were flat for the six months ended June 30, 2006 compared to the same periods in 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Gross profit (net sales less cost of sales) increased $18.6 million, or 8%, and $33.9 million, or 7%, in the three and six months ended June 30, 2006, respectively, compared with the same periods in 2005. The increase primarily was due to improvement in the combination of price and product mix and higher volume partially offset by higher average unit raw material costs, higher utility costs and unfavorable currency. Our gross profit percentage (gross profit divided by net sales) decreased to 25.5% in the second quarter of 2006 compared to 26.2% in the second quarter of 2005. The gross profit percentage decrease primarily was due to higher raw material costs outpacing our ability to raise selling prices sufficiently to sustain gross profit percentages.
Selling and administrative expenses decreased 1% and increased 4% in the three and six months ended June 30, 2006, respectively, compared with the same periods in 2005. The year-to-date increase primarily was due to a $2.8 million pension settlement charge for a non-qualified pension plan distribution, stock option expense of $1.8 million associated with the adoption of SFAS No. 123R, acquisition integration costs of $1.0 million and merger and acquisition due diligence costs of $0.8 million.
Research, testing and development expenses (technology expenses) increased $3.4 million and $4.5 million in the three and six months ended June 30, 2006, respectively, compared with the same periods in 2005 primarily due to the timing of our engine additives business testing programs within our Lubricant Additives segment.
In the three and six months ended June 30, 2006, we recorded restructuring and impairment charges aggregating $1.8 million, or $0.02 per share, and $3.6 million, or $0.04 per share, respectively, primarily related to the phase-out of a manufacturing facility located in Bromborough, United Kingdom. We incurred restructuring and impairment charges of $0.05 and $0.11 per share for the three and six months ended June 30, 2005, respectively, primarily related to the phase-out of manufacturing facilities located in Bromborough, United Kingdom; Linden, New Jersey; and Mountaintop, Pennsylvania, as well as other workforce reductions. The components of the 2006 and 2005 restructuring charges are detailed as follows:

	Periods Ended June 30, 2006
	Asset	Other Plant
(in millions of dollars)	Impairments	Exit Costs	Severance	Total
Three Months:
Specialty Chemicals plant closures and workforce reductions	$–	$–	$0.1	$0.1
Bromborough, UK closure	–	1.1	0.6	1.7

	$–	$1.1	$0.7	$1.8

Six Months:
Specialty Chemicals plant closures and workforce reductions	$–	$–	$0.5	$0.5
Bromborough, UK closure	–	2.0	1.2	3.2
Noveon International restructuring liabilities assumed	–	–	(0.1)	(0.1)

	$–	$2.0	$1.6	$3.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Periods Ended June 30, 2005
	Asset	Other Plant
(in millions of dollars)	Impairments	Exit Costs	Severance	Total
Three Months:
Specialty Chemicals plant closures and workforce reductions	$–	$0.5	$1.7	$2.2
Bromborough, UK closure	0.7	0.3	1.5	2.5
Corporate / other workforce reductions	–	–	0.7	0.7

	$0.7	$0.8	$3.9	$5.4

Six Months:
Specialty Chemicals plant closures and workforce reductions	$4.4	$0.9	$1.8	$7.1
Bromborough, UK closure	0.7	0.5	2.2	3.4
Corporate / other workforce reductions	–	–	0.7	0.7
Noveon International restructuring liabilities assumed	–	–	0.3	0.3

	$5.1	$1.4	$5.0	$11.5

In the first quarter of 2005, we made the decision to close two Specialty Chemicals performance coatings production facilities in the United States. The facility in Mountaintop, Pennsylvania was closed in October 2005 and sold in January 2006. We recorded an additional $0.4 million in severance obligations in the six months ended June 30, 2006 relating to the Linden, New Jersey facility, which is scheduled to close in the third quarter of 2006. We anticipate that total pre-tax charges of approximately $0.6 million will be incurred in 2006, including the $0.4 million recorded in the six months ended June 30, 2006.
As of July 31, 2006, we substantially have completed the phase-out of production for the previously announced closure of the Lubricant Additives manufacturing facility in Bromborough, United Kingdom. The dismantling and decommissioning process is scheduled to be completed in 2007. United Kingdom-production has or will soon be transferred to facilities in France and the United States. Approximately 69 employees have already been, or will be, impacted by this closure. We anticipate that total pre-tax charges of approximately $10.0 million will be incurred in 2006 through 2007 to satisfy severance and retention obligations, plant dismantling, site restoration and other site environmental evaluation costs and lease-related costs, including the $3.2 million recorded in the six months ended June 30, 2006.
In addition, we expect to invest approximately $20.0 million in capital related to plant closures, primarily Bromborough, through the first quarter of 2007 for capacity upgrades at alternative manufacturing facilities. Of the total projected capital expenditures, $6.8 million was incurred through June 30, 2006.
We expect these workforce reductions, facility closures and transfers of production to more efficient manufacturing locations to generate annual pre-tax savings of approximately $3.2 million for the Specialty Chemicals segment and $12.0 million for the Lubricant Additives segment by 2007. Some of these savings already are being realized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The charges for these cost reduction initiatives and impairments are reported as a separate line item in the consolidated statements of income, entitled “Restructuring and impairment charges” and are included in the “Total cost and expenses” subtotal on the consolidated statements of income.
Other Items and Net Income
The changes in other items and net income are summarized as follows:

	Three Months Ended
	June 30,
(in millions of dollars)	2006	2005	$ Change	% Change
Other (expense) income – net	$(0.3)	$0.6	$(0.9)	*
Interest expense – net	21.0	24.9	(3.9)	(16%)
Income from continuing operations before income taxes	99.3	76.1	23.2	30%
Provision for income taxes	35.8	25.9	9.9	38%
Income from continuing operations	63.5	50.2	13.3	26%
Discontinued operations	(12.4)	9.9	(22.3)	*
Net income	51.1	60.1	(9.0)	(15%)

	Six Months Ended
	June 30,
(in millions of dollars)	2006	2005	$ Change	% Change
Other (expense) income – net	$(1.8)	$1.2	$(3.0)	*
Interest expense – net	44.1	49.4	(5.3)	(11%)
Income from continuing operations before income taxes	169.9	136.7	33.2	24%
Provision for income taxes	60.6	46.4	14.2	31%
Income from continuing operations	109.3	90.3	19.0	21%
Discontinued operations	(73.1)	18.3	(91.4)	*
Net income	36.2	108.6	(72.4)	(67%)

*	Calculation not meaningful
The changes in net other (expense) income for the three and six months ended June 30, 2006 compared to the same periods in 2005 primarily were due to higher profitability of our joint ventures and the resultant increase in the elimination of minority interest of $0.9 million and $1.7 million, respectively, an incurrence of currency translation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
losses instead of gains resulting in an unfavorable variance of $4.3 million and $4.7 million, respectively, offset by an increase in other income of $4.6 million and $3.8 million, respectively, primarily relating to infrequently occurring items including the favorable settlement of an insurance claim as well as several other commercial matters in which we were a claimant.
The decrease in net interest expense for the three and six months ended June 30, 2006, compared with the same periods in 2005, primarily was due to the repayment of the remaining $500.0 million bank term loan in 2005 and interest income on the divestiture proceeds, partially offset by borrowings under our €250.0 million revolving credit agreement entered into in September 2005.
Our effective tax rates of 36.1% and 35.6% for the three and six months ended June 30, 2006, respectively, compared with 34.0% for the same periods in 2005. The increase in both periods in 2006 compared to 2005 primarily was due to the lack of a legislative extension of the U.S. research credit that expired on December 31, 2005 and revaluations of state deferred tax balances.
Total revenues from discontinued operations were $36.7 million and $143.8 million for the three and six months ended June 30, 2006, respectively, compared to $124.3 million and $246.6 million for the same periods in 2005. Loss from discontinued operations, net of tax and loss on sale, was $12.4 million and $73.1 million for the three and six months ended June 30, 2006, respectively, and primarily related to the $12.5 million after-tax loss on the sale of FIIS and A&I recorded in the second quarter of 2006 and the $60.6 million after-tax impairment charge on the FIIS business recorded in the first quarter of 2006. Income from discontinued operations, net of tax, for the corresponding periods in 2005 was $9.9 million and $18.3 million, respectively. Loss (income) from discontinued operations is net of income tax expenses of $10.2 million and $11.8 million for the three and six months ended June 30, 2006, respectively, compared to tax expense of $4.6 million and $9.5 million for the corresponding periods in 2005. We realized a $1.0 million after-tax loss for the six months ended June 30, 2006 relating to the Telene disposition.
Primarily as a result of the above factors, our diluted income per share from continuing operations was $0.92 and $1.58 for the three and six months ended June 30, 2006, respectively, as compared to $0.73 and $1.32 for the comparable periods in 2005. Diluted loss per share from discontinued operations was $0.18 and $1.06 for the three and six months ended June 30, 2006, respectively, compared to diluted income per share from discontinued operations of $0.14 and $0.27 for the comparable periods in 2005. The per share amounts from discontinued operations for the six months ended June 30, 2006 consisted of $0.01 per share of operating income, excluding an $0.87 per share impairment charge and a $0.20 per share loss on the sale of FIIS, A&I and the Telene businesses. Restructuring and impairment charges reduced earnings per share by $0.02 and $0.04 for the three and six months ended June 30, 2006, respectively, as compared to $0.05 and $0.11 per share for the comparable periods in 2005.
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
The Lubricant Additives segment represents approximately 65% and 64% of our consolidated revenues and segment operating income, respectively, for both the three and six months ended June 30, 2006. The Specialty Chemicals segment represents approximately 35% and 36% of our consolidated revenues and segment operating income, respectively, for both the three and six months ended June 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The operating results by segment for the three and six months ended June 30, 2006 and 2005 were as follows:

	Periods Ended
	June 30,
(in millions of dollars)	2006	2005	$ Change	% Change
Revenues
Three Months:
Lubricant Additives	$678.4	$605.3	$73.1	12%
Specialty Chemicals	362.7	337.0	25.7	8%

Total	$1,041.1	$942.3	$98.8	10%

Six Months:
Lubricant Additives	$1,306.0	$1,118.8	$187.2	17%
Specialty Chemicals	719.3	672.3	47.0	7%

Total	$2,025.3	$1,791.1	$234.2	13%

Gross Profit
Three Months:
Lubricant Additives	$159.8	$147.8	$12.0	8%
Specialty Chemicals	105.6	98.9	6.7	7%

Total	$265.4	$246.7	$18.7	8%

Six Months:
Lubricant Additives	$300.9	$278.1	$22.8	8%
Specialty Chemicals	209.5	198.4	11.1	6%

Total	$510.4	$476.5	$33.9	7%

Segment Operating Income
Three Months:
Lubricant Additives	$89.8	$83.2	$6.6	8%
Specialty Chemicals	48.4	37.7	10.7	28%

Total	$138.2	$120.9	$17.3	14%

Six Months:
Lubricant Additives	$164.4	$151.0	$13.4	9%
Specialty Chemicals	92.9	76.6	16.3	21%

Total	$257.3	$227.6	$29.7	13%

Lubricant Additives Segment
Revenues increased 12% and 17% for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. The three-month increase primarily was due to a 14% improvement in the combination of price and product mix, which more than offset a 1% decline in volume and 1% decrease from unfavorable currency. The six-month increase primarily was due to a 15% improvement in the combination of price and product mix and a 4% increase in volume, which more than offset a 2% decrease from unfavorable currency.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Volume patterns vary in different geographic zones. The following table shows our volume by geographic zone for the three and six months ended June 30, 2006:

	2nd Quarter	Year-to-Date
	2006	2006
	Volume	Volume
North America	38%	38%
Europe	29%	30%
Asia-Pacific / Middle East	27%	26%
Latin America	6%	6%

Total	100%	100%

The following table shows the changes in our volume by geographic zone for the three and six months ended June 30, 2006 compared with the corresponding periods in 2005:

	2nd Quarter	Year-to-Date
	2006 vs. 2005	2006 vs. 2005
	% Change	% Change
North America	(1%)	2%
Europe	(5%)	–
Asia-Pacific / Middle East	1%	11%
Latin America	1%	7%
Total	(1%)	4%
The primary driver behind the 1% decrease in global volume for the three-month comparative period relates to the non-recurring, temporary business gains experienced in the second quarter of 2005 due to a competitor’s supply difficulties as well as timing of customer order patterns. Excluding the impact of this non-recurring business, volume increased 1% for the three-month comparative period. Second quarter 2006 volume was marked by strong additive demand particularly in the Asia-Pacific region, as well as business gains achieved in the second half of 2005 and the first half of 2006.
For the six-month comparative period, volume increased 5% after excluding the impact of the non-recurring business from the second quarter of 2005. The volume growth occurred primarily in the engine additives business. Over two-thirds of our year-to-date volume growth occurred in the Asia-Pacific region, which has benefited from overall expanded growth in that market as well as business gains. We expect the underlying additive industry demand to remain strong for the remainder of 2006.
Segment gross profit increased 8% for both the three and six months ended June 30, 2006 compared with the same periods in 2005 as we continued to recover from margin erosion that occurred in prior periods. The Lubricant Additives segment implemented a series of price increases both in 2005 and the first half of 2006 in response to continued raw material cost increases. The effective dates of the price increases varied by geographic sales zone. As a result, the gross profit increase primarily was due to an improvement in the combination of price and product mix partially offset by a 19% and 20% increase in average material cost for the three and six months ended June 30, 2006, respectively, as compared to the respective comparable prior-year periods. Manufacturing costs on a per-unit-sold

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
basis were relatively flat for both the three-month and six-month comparative periods due to continued cost control initiatives and leveraging of higher volumes over substantially fixed manufacturing costs. Higher utility costs were offset by lower depreciation expense and the impact of reclassifying certain expenses from manufacturing to STAR due to a change in organization structure in our European operations.
The gross profit percentage for the segment was 23.6% and 23.1% for the three and six months ended June 30, 2006, respectively, as compared with 24.4% and 24.9% in the prior-year periods. The decrease from 2005 primarily was due to raw material costs rising proportionally faster than selling prices.
STAR expenses increased 12% and 8% in the three and six months ended June 30, 2006, respectively, compared to the respective prior-year periods. This increase was due in part to an increase in selling and administrative expenses of $4.3 million and $6.3 million for the three-month and six-month periods, respectively, primarily related to increases in variable compensation expense as well as the impact of reclassifying to STAR certain expenses that previously were classified as manufacturing due to a change in organization structure in our European operations. The balance of the change was due to an increase in technical expenses of $3.3 million and $4.4 million for both periods, respectively, primarily associated with timing related to our engine additives business testing programs.
Other income for the segment was impacted favorably by $3.1 million and $4.5 million, in the three and six months ended June 30, 2006, respectively, related to the settlement of an insurance claim and two other commercial matters in which the company was a claimant.
Segment operating income increased 8% and 9% for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005 due to the factors discussed above.
Specialty Chemicals Segment
Revenues for the Specialty Chemicals segment increased 8% in the three months ended June 30, 2006 and 7% in the six months ended June 30, 2006 compared with the same periods in the prior year. The increase for the three-month period was due to a 9% increase in volume partially offset by a 1% unfavorable currency impact. The increase for the six-month period primarily was due to a 6% increase in volume and a 3% improvement in the combination of price and product mix partially offset by a 2% unfavorable currency impact. The improvement in the combination of price and product mix for the six-month period primarily occurred in our consumer specialties product line.
Volume patterns vary in different geographic zones. The following table shows our volume by geographic zone for the three and six months ended June 30, 2006:

	2nd Quarter	Year-to-Date
	2006	2006
	Volume	Volume
North America	66%	66%
Europe	18%	19%
Asia-Pacific / Middle East	12%	12%
Latin America	4%	3%

Total	100%	100%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table shows the changes in our volume by geographic zone for the three and six months ended June 30, 2006 compared with the corresponding periods in 2005:

	2nd Quarter	Year-to-Date
	2006 vs. 2005	2006 vs. 2005
	% Change	% Change
North America	7%	3%
Europe	1%	2%
Asia-Pacific / Middle East	37%	33%
Latin America	–	7%
Total	9%	6%
All three product lines had increases in volume in North America for the three and six months ended June 30, 2006 compared to the same periods in 2005. The increase in our specialty materials product line for both periods was due to increased customer demand for both the
Estane® thermoplastic polyurethane business (Estane) and the TempRite® engineered polymers business (TempRite). The volume increase in Estane benefited from market share gains in both periods. TempRite had record volume in the three months ended June 30, 2006. The volume increase for TempRite for the three and six months ended June 30, 2006 reflected continued conversions from metals to plastics. The increase in our consumer specialties product line for both periods primarily was due to tolling sales to the buyer of our FIIS business. The increase in our performance coatings product line for both periods was due to increased customer demand and market share gains particularly in our textiles business. The increases in Europe for both periods were due to market share gains in Estane and TempRite partially offset by decreases in consumer specialties due to order pattern as the six months ended June 30, 2005 benefited from pre-buying in advance of price increases. The volume increases in Asia-Pacific / Middle East for the three and six months ended June 30, 2006 primarily were due to growth at existing customers and market share gains in Estane, increases in the Middle East and India in TempRite and market share gains in our textiles business in the performance coatings product line.
Segment gross profit increased $6.7 million, or 7%, for the three months ended June 30, 2006 compared with the same period in 2005 and increased $11.1 million, or 6%, for the six months ended June 30, 2006 compared to the same period in 2005. The increase in segment gross profit for the three months ended June 30, 2006 primarily was the result of higher revenues due to the increase in volume partially offset by higher manufacturing costs and unfavorable currency. Manufacturing expenses were higher for the period primarily due to higher volume, higher utility costs and the impact of reclassifying certain expenses from STAR to manufacturing due to a change in organization structure in our European operations offset by favorable currency impact. Average raw material cost was flat for the three months ended June 30, 2006 compared with the same period in 2005. The increase in segment gross profit for the six months ended June 30, 2006 primarily was due to the increase in volume and improvement in the combination of price and product mix partially offset by higher average raw material cost, higher manufacturing expenses and unfavorable currency. Average raw material cost increased 3% for the six months ended June 30, 2006 compared with the same period in 2005. Manufacturing expenses were higher for the six-month period primarily due to higher utility costs, the impact of reclassifying certain expenses from STAR to manufacturing due to a change in organization structure in our European operations and higher volume partially offset by favorable currency impact.
The gross profit percentages for this segment were 29.2% and 29.1% for the three and six months ended June 30, 2006, respectively, compared with 29.4% and 29.5% in the prior-year periods. The decrease in the gross profit percentage for the three-month period was due to an unfavorable currency impact compared to the prior year. The decrease for the six-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
month period primarily was due to higher average raw material cost that partially was offset by an improvement in the combination of price and product mix.
STAR expenses decreased $3.0 million, or 5%, for the three months ended June 30, 2006 compared with the same period in 2005 and decreased $4.0 million, or 4%, for the six months ended June 30, 2006 compared with the same period in 2005. The decrease in STAR expenses for both periods primarily was due to the impact of reclassifying certain expenses from STAR to manufacturing as a result of a change in organization structure in our European operations, as well as the impact of favorable currency and reductions in bad debt expense.
Segment operating income increased $10.7 million and $16.3 million in the three and six months ended June 30, 2006, respectively, compared with the same periods in 2005. The increase in segment operating profit for both periods primarily was due to the increase in segment gross profit and the decrease in STAR expenses.
WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the major components of cash flow:

	Six Months Ended June 30,
(in millions of dollars)	2006	2005	$ Change
Cash provided by (used for):
Operating activities	$89.6	$145.7	$(56.1)
Investing activities	212.5	(55.4)	267.9
Financing activities	(76.0)	(131.4)	55.4
Effect of exchange-rate changes on cash	3.0	(15.8)	18.8

Net increase (decrease) in cash and short-term investments	$229.1	$(56.9)	$286.0

Operating Activities
The decrease in cash provided by operating activities in the six months ended June 30, 2006 compared with the prior year primarily related to the payment of accounts payable of approximately $27.0 million that were retained at the closing of the FIIS divestiture. An increase in material costs and payment timing differences in accounts payable and accrued expenses also contributed to the reduction in cash provided by operating activities.
We manage our levels of inventories and accounts receivable on the basis of average days sales in inventory and average days sales in receivables. We establish our target for accounts receivable by taking into consideration the weighted average of our various terms of trade for each segment. We establish our target for days sales in inventory with the goal of minimizing our investment in inventories while at the same time ensuring adequate supply for our customers. Improvement in both the timing of cash collections and inventory turns helped mitigate the increase in working capital due to higher average selling price and higher inventory costs.
Investing Activities
Our capital expenditures for the six months ended June 30, 2006 were $62.2 million, as compared with $58.6 million for the same period in 2005. We expect our rate of spending on capital expenditures will be greater in the second half of the year as compared to the first-half rate as we complete the construction of a new manufacturing unit in France to replace some of the manufacturing capability lost with the closure of the Bromborough, United Kingdom plant. In

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
2006, we estimate annual capital expenditures will be approximately $150.0 million to $155.0 million, including approximately $5.1 million in discontinued operations spending.
The sale of FIIS was completed on May 1, 2006 for gross cash proceeds of $269.7 million before an adjustment of $8.9 million for the reduction in working capital at closing and $4.9 million of transaction fees and expenses. The sale of A&I was completed on May 23, 2006 for net cash proceeds of $10.5 million, after transaction costs of $0.7 million. The Telene sale was completed in February 2006 for net cash proceeds of $6.2 million. The FIIS sale resulted in a taxable gain of approximately $70.0 million, which will be offset by our remaining net operating loss carryforwards.
Financing Activities
The decrease in cash used for financing activities of $55.4 million in the six months ended June 30, 2006 primarily was due to a reduction in the level of long-term debt repayment from $125.0 million in 2005 to $57.7 million in 2006, partially offset by a decrease in proceeds from the exercise of stock options of $22.0 million compared to the prior-year period.
Capitalization, Liquidity and Credit Facilities
At June 30, 2006, our total debt outstanding of $1,623.6 million consisted of 64% fixed-rate debt and 36% variable-rate debt, including $400.0 million of fixed-rate debt that has been effectively swapped to a variable rate. Our weighted-average interest rate as of June 30, 2006 was approximately 5.8%.
Our net debt to capitalization ratio at June 30, 2006 was 41%. Net debt is the total of short-term and long-term debt, reduced by cash and short-term investments excluding original issue discounts and unrealized gains and losses on derivative instruments designated as fair-value hedges of fixed-rate debt. Capitalization is shareholders’ equity plus net debt. Total debt as a percent of capitalization was 50% at June 30, 2006.
Our ratio of current assets to current liabilities was 2.8 at June 30, 2006.
At June 30, 2006, we had a $500.0 million revolving credit facility that matures in August 2009, which allows us to borrow at variable rates based upon the U.S. prime rate or LIBOR plus a specified credit spread. As of June 30, 2006, we had no outstanding borrowings under this agreement.
In addition, at June 30, 2006, two of our wholly owned foreign subsidiaries had a €250.0 million revolving credit facility that matures in September 2010. This credit agreement permits these foreign subsidiaries to borrow at variable rates based on EURIBOR plus a specified credit spread. We have guaranteed all obligations of the borrowers under the credit agreement. As of June 30, 2006, we had outstanding borrowings of €135.0 million under this agreement.
The cash balance of $491.5 million, including the cash proceeds from the sale of FIIS, at June 30, 2006 likely will be used to fund ongoing operations, pay down debt and pursue acquisition opportunities. Given the call premium on our long-term debt, it is unlikely that we will reduce debt significantly before our next scheduled maturity, which is in late 2008. Therefore, it is possible that we will carry excess cash for the next two years.
Contractual Cash Obligations
Our contractual cash obligations as of December 31, 2005 are contained on page 21 of our 2005 Annual Report to shareholders. During the six months ended June 30, 2006, we saw an increase of approximately $59.1 million in our non-cancelable purchase commitments to $212.8 million. The increase primarily was due to increases in raw material costs and new purchase commitments entered into during the first six months of the year. Other than the non-cancelable purchase commitments increase, we do not believe there have been any significant changes since December 31, 2005 in our contractual cash obligations information. The non-cancelable purchase commitments by period at

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
June 30, 2006 are $47.2 million, $107.1 million, $49.9 million and $8.6 million for the 2006, 2007-2008, 2009-2010 and 2011 and after periods, respectively.
Our debt level will require us to dedicate a significant portion of our cash flow to make interest and principal payments, thereby reducing the availability of our cash flow for acquisitions or other purposes. Nevertheless, we believe our future operating cash flows will be sufficient to cover our debt repayments, capital expenditures, dividends and other obligations and that we have untapped borrowing capacity that can provide us with additional financial resources. We currently have a shelf registration statement filed with the Securities and Exchange Commission (SEC) under which $359.8 million of debt securities, preferred shares or common shares may be issued. In addition, as of June 30, 2006, we maintained cash and short-term investment balances of $491.5 million and had $500.0 million available under our revolving U.S. credit facility and another €115.0 million available under our revolving European facility.
NEW ACCOUNTING STANDARDS
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,”(FIN 48) that prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, a contingent tax asset only will be recognized if it is more likely than not that a tax position ultimately will be sustained upon audit. After this threshold is met, then management’s best estimate of the associated benefit will be recorded. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We currently are evaluating the impact of this recently issued Interpretation on our consolidated financial position and results of operations.
In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and applies to all awards granted, modified, repurchased or cancelled after July 1, 2005. In April 2005, the SEC amended the compliance date of SFAS No. 123R through an amendment of Regulation S-X. We adopted SFAS No. 123R on January 1, 2006. We expect the adoption of SFAS No. 123R to incrementally increase before tax compensation expense by approximately $3.4 million during 2006.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of “normal capacity” and requires the allocation of fixed-production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting January 1, 2006. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.
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
We believe that the following factors, among others, could affect our future performance and cause our actual results to differ materially from those expressed or implied by forward-looking statements made in this quarterly report:
•	the cost, availability and quality of raw materials, including petroleum-based products;
•	our ability to increase the prices of our products in a competitive environment;
•	the effect of required principal and interest payments on our ability to fund capital expenditures and acquisitions and to meet operating needs;
•	the overall global economic environment and the overall demand for our products on a worldwide basis;
•	technology developments that affect longer-term trends for our products;
•	the extent to which we are successful in expanding our business in new and existing markets;
•	our ability to identify, complete and integrate acquisitions for profitable growth and operating efficiencies;
•	our success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer expectations;
•	our ability to continue to reduce complexities and conversion costs and modify our cost structure to maintain and enhance our competitiveness;
•	our success in retaining and growing the business that we have with our largest customers;
•	the cost and availability of energy, including natural gas and electricity;
•	the effect of interest rate fluctuations on our interest expense;
•	the effects of fluctuations in currency exchange rates upon our reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;
•	the extent to which we achieve market acceptance of our commercial development programs;
•	significant changes in government regulations affecting environmental compliance; and
•	our ability to identify, understand and manage risks inherent in new markets in which we choose to expand.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We operate manufacturing and blending facilities, laboratories and offices around the world and utilize fixed-rate and variable-rate debt to finance our global operations. As a result, we are subject to business risks inherent in non-U.S. activities, including political and economic uncertainties, import and export limitations, and market risks related to changes in interest rates and foreign currency exchange rates. We believe the political and economic risks related to our foreign operations are mitigated due to the stability of the countries in which our largest foreign operations are located.
In the normal course of business, we use derivative financial instruments including interest rate and commodity hedges and forward foreign currency exchange contracts to manage our market risks. Our objective in managing our exposure to changes in interest rates is to limit the impact of such changes on our earnings and cash flow. Our objective in

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
managing the exposure to changes in foreign currency exchange rates is to reduce volatility on our earnings and cash flow associated with such changes. Our principal currency exposures are the euro, the pound sterling, the Japanese yen and certain Latin American currencies. Our objective in managing our exposure to changes in commodity prices is to reduce the volatility on earnings of utility expense. We do not hold derivatives for trading purposes.
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
Our primary interest rate exposures relate to our cash and short-term investments, fixed-rate and variable-rate debt and interest rate swaps. The calculation of potential loss in fair value is based on an immediate change in the net present values of our interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flow and income before tax is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% increase in interest rates would have had a favorable impact and a hypothetical 10% decrease in interest rates would have had an unfavorable impact on fair values of $43.8 million and $44.5 million at June 30, 2006 and 2005, respectively. In addition, a hypothetical 10% increase in interest rates would have had an unfavorable impact and a hypothetical 10% decrease in interest rates would have had a favorable impact on cash flows and income before tax of $2.0 million and $2.8 million in 2006 and 2005, respectively, on an annualized basis.
Our primary currency exchange rate exposures are to foreign currency-denominated debt, intercompany debt, cash and short-term investments and forward foreign currency exchange contracts. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our currency exposures due to a 10% shift in exchange rates. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% increase in currency exchange rates would have had a favorable impact and a hypothetical 10% decrease in currency exchange rates would have had an unfavorable impact on fair values of $5.3 million at June 30, 2006. A hypothetical 10% increase in currency exchange rates would have had an unfavorable impact and a hypothetical 10% decrease in currency exchange rates would have had a favorable impact on fair values of $17.7 million at June 30, 2005. In addition, a hypothetical 10% increase in currency exchange rates would have had an unfavorable impact and a hypothetical 10% decrease in currency exchange rates would have had a favorable impact on annualized cash flows of $19.0 million and $31.6 million and on annualized income before tax of $3.9 million and $10.2 million in 2006 and 2005, respectively.
Our primary commodity hedge exposures relate to natural gas and electric utility expenses. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our commodity exposures due to a 10% shift in the underlying commodity prices. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in commodity prices. A hypothetical 10% increase in commodity prices would have had a favorable impact and a hypothetical 10% decrease in commodity prices would have had an unfavorable impact on fair values, and on annualized cash flows and income before tax of $0.7 million in both 2006 and 2005.

Item 4. Controls and Procedures
We evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2006. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective in timely alerting them to material information relating to Lubrizol and our consolidated subsidiaries required to be included in our periodic SEC filings. There were no significant changes in our internal control over financial reporting that occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the second quarter of 2006, we finalized the settlement with the U.S. Environmental Protection Agency (EPA) Region 6 regarding a small release of ammonia that occurred at our recently divested Specialty Chemicals’ Kalama, Washington plant in May 2005. We paid a penalty of $56,995 and have agreed to purchase emergency response equipment for the local fire department and Local Emergency Planning Committee in the amount of at least $112,990.
Item 1A. Risk Factors
There are no material changes from risk factors as disclosed previously in our Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	On April 1, 2006, we issued 292 common shares in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to one former officer under a deferred compensation plan for officers.

On April 12, 2006, we issued 3,217 common shares in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to one former officer under a deferred compensation plan for officers.

On May 1, 2006, we issued 7,059 common shares in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to one former director under a deferred compensation plan for directors.

On June 1, 2006, we issued 195 common shares in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to one former officer under a deferred compensation plan for officers.

On June 13, 2006, we issued 505 common shares in transactions exempt from registration under the Securities Act of 1933 pursuant to Regulation S. We issued the common shares to two employees of a wholly owned United Kingdom subsidiary of the company under an employee benefit plan.

On June 16, 2006, we issued 362 common shares in a transaction exempt from registration under the Securities Act of 1933 pursuant to Regulation S. We issued the common shares to one employee of a wholly owned United Kingdom subsidiary of the company under an employee benefit plan.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)
(c)	The following table provides information regarding the company’s purchases of its common shares during the second quarter.

Maximum Number
			Total Number	(or Approximate Dollar
			of Shares (or Units)	Value) of Shares (or
	Total Number of	Average Price	Purchased as Part of	Units) that May Yet be
	Shares (or Units)	Paid per Share	Publicly Announced	Purchased Under the
Period	Purchased[1]	(or Unit)	Plans or Programs	Plans or Programs
Month #1 (April 1, 2006 through April 30, 2006)	1,189 Shares	$42.19	N/A	N/A
Month #2 (May 1, 2006 through May 31, 2006)	0 Shares	N/A	N/A	N/A
Month #3 (June 1, 2006 through June 30, 2006)	79 Shares	$40.42	N/A	N/A

Total	1,268 Shares

[1]	This column represents common shares that were purchased by the company pursuant to:
(a)	our option plan, whereby participants exchange already owned shares to us to pay for the exercise price of an option or whereby we withhold shares upon the exercise of an option to pay the withholding taxes on behalf of the employee.

(b)	our deferred compensation plans, whereby we withhold shares upon a distribution to pay the withholding taxes on behalf of the employee.
Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting was held on April 24, 2006. The following matters were voted on by the shareholders.
1.	Election of Directors
a.	Robert E. Abernathy. The vote was 59,030,013 shares for and 227,985 shares to withhold authority.

b.	Jerald A. Blumberg. The vote was 59,028,815 shares for and 229,184 shares to withhold authority.

c.	Forest J. Farmer, Sr. The vote was 58,994,902 shares for and 263,097 shares to withhold authority.

d.	Daniel E. Somers. The vote was 58,959,812 shares for and 298,186 shares to withhold authority.
The names of each director whose term of office as a director continued after the meeting are: James L. Hambrick, Gordon D. Harnett, Victoria F. Haynes, William P. Madar, Peggy Gordon Miller and Dominic J. Pileggi.

2.	A proposal to confirm the appointment of Deloitte & Touche LLP as the independent registered public accountant. The vote was 58,167,663 shares for; 1,020,179 shares against; and 69,814 shares abstaining.

Item 6. Exhibits
10.1	Asset Purchase Agreement, dated March 16, 2006, by and among Noveon, Inc., Noveon Hilton Davis, Inc., Noveon Kalama, Inc., Noveon Textile Chemicals, Inc., Lubrizol Foam Control Additives, Inc., Lubrizol do Brasil Aditivos Ltda., and SPM Group Holdings, LLC (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on May 5, 2006).

10.2	Letter of Guarantee dated as of May 19, 2006 by and between Noveon, Inc. and SK Corporation (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on May 25, 2006).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LUBRIZOL CORPORATION
/s/ W. Scott Emerick
W. Scott Emerick
Chief Accounting Officer and Duly Authorized Signatory of The Lubrizol Corporation

Date: August 4, 2006