Form 10-Q
period 2006-09-30
LUBRIZOL CORP
filed 2006-11-03
CIK 60751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑      Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Number of the registrant’s common shares, without par value, outstanding as of October 31, 2006:  68,797,406

THE LUBRIZOL CORPORATION
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE LUBRIZOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions of dollars except per share data)	2006	2005	2006	2005

Net sales	$1,029.9	$898.9	$3,053.2	$2,688.5
Royalties and other revenues	1.1	0.6	3.0	2.1

Total revenues	1,031.0	899.5	3,056.2	2,690.6

Cost of sales	781.8	669.2	2,294.8	1,982.3
Selling and administrative expenses	101.7	87.6	280.6	259.7
Research, testing and development expenses	50.5	48.1	152.8	145.8
Amortization of intangible assets	5.9	5.8	17.7	17.6
Restructuring and impairment charges	2.7	1.0	6.3	12.6

Total costs and expenses	942.6	811.7	2,752.2	2,418.0

Other income (expense) – net	1.6	0.5	(0.1)	1.7
Interest income	7.6	2.3	13.5	6.1
Interest expense	(25.0)	(27.4)	(75.0)	(80.5)

Income from continuing operations before income taxes	72.6	63.2	242.4	199.9
Provision for income taxes	21.8	20.5	82.3	66.8

Income from continuing operations	50.8	42.7	160.1	133.1
Discontinued operations – net of tax	(0.5)	5.9	(73.6)	24.1

Net income	$50.3	$48.6	$86.5	$157.2

Basic earnings (loss) per share:
Continuing operations	$0.74	$0.63	$2.33	$1.96
Discontinued operations	(0.01)	0.08	(1.07)	0.36

Net income per share, basic	$0.73	$0.71	$1.26	$2.32

Diluted earnings (loss) per share:
Continuing operations	$0.73	$0.62	$2.31	$1.94
Discontinued operations	–	0.08	(1.06)	0.35

Net income per share, diluted	$0.73	$0.70	$1.25	$2.29

Dividends per share	$0.26	$0.26	$0.78	$0.78

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in millions of dollars)	2006	2005

ASSETS
Cash and short-term investments	$559.7	$262.4
Receivables - net	601.6	585.6
Inventories	553.9	586.0
Other current assets	85.2	138.3

Total current assets	1,800.4	1,572.3

Property and equipment - at cost	2,502.3	2,621.5
Less accumulated depreciation	1,434.1	1,437.1

Property and equipment - net	1,068.2	1,184.4

Goodwill	1,068.1	1,138.8
Intangible assets - net	374.8	404.6
Investments in non-consolidated companies	7.9	7.6
Other assets	55.4	58.6

TOTAL	$4,374.8	$4,366.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$12.4	$7.9
Accounts payable	347.5	372.2
Accrued expenses and other current liabilities	329.1	284.8

Total current liabilities	689.0	664.9

Long-term debt	1,560.2	1,662.9
Postretirement health-care obligations	99.2	102.6
Noncurrent liabilities	202.9	204.0
Deferred income taxes	94.0	113.7

Total liabilities	2,645.3	2,748.1

Minority interest in consolidated companies	50.5	51.0
Contingencies and commitments
Shareholders’ equity:
Preferred stock without par value - authorized and unissued:
Serial preferred stock - 2,000,000 shares	–	–
Serial preference shares - 25,000,000 shares	–	–
Common shares without par value:
Authorized 120,000,000 shares	–	–
Outstanding - 68,654,061 shares as of September 30, 2006 after deducting 17,541,833 treasury shares, 68,043,241 shares as of December 31, 2005 after deducting 18,152,653 treasury shares	692.1	663.7
Retained earnings	1,049.1	1,016.0
Accumulated other comprehensive loss	(62.2)	(112.5)

Total shareholders’ equity	1,679.0	1,567.2

TOTAL	$4,374.8	$4,366.3

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
	Ended September 30,
(in millions of dollars)	2006	2005

CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income	$86.5	$157.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	120.8	135.6
Deferred income taxes	33.1	(1.5)
Deferred compensation	12.9	14.1
Restructuring and impairment charges	61.6	11.1
Loss (gain) from divestitures and sales of property and equipment	5.2	(3.9)
Change in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(45.0)	(73.3)
Inventories	(28.8)	(12.1)
Accounts payable, accrued expenses and other current liabilities	(23.4)	22.4
Other current assets	9.5	11.5

	(87.7)	(51.5)
Change in noncurrent liabilities	4.3	11.0
Other items – net	8.4	11.7

Total operating activities	245.1	283.8

INVESTING ACTIVITIES
Capital expenditures	(91.2)	(91.5)
Net proceeds from divestitures and sales of property and equipment	281.4	17.2
Other items – net	(0.8)	(0.2)

Total investing activities	189.4	(74.5)

FINANCING ACTIVITIES
Changes in short-term debt, net	4.5	(4.9)
Repayments of long-term debt	(114.3)	(475.2)
Proceeds from the issuance of long-term debt	–	213.8
Dividends paid	(53.3)	(52.7)
Proceeds from the exercise of stock options	17.9	37.4

Total financing activities	(145.2)	(281.6)

Effect of exchange rate changes on cash	8.0	(10.7)

Net increase (decrease) in cash and short-term investments	297.3	(83.0)

Cash and short-term investments at the beginning of period	262.4	335.9

Cash and short-term investments at the end of period	$559.7	$252.9

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2006
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals unless otherwise noted) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
2. Significant Accounting Policies
Net Income Per Share
Net income per share is computed by dividing net income by the weighted-average common shares outstanding during the period, including contingently issuable shares. Net income per diluted share includes the dilutive effect resulting from outstanding stock options and other stock awards. Per share amounts from continuing operations are computed as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions except per share data)	2006	2005	2006	2005
Numerator:
Income from continuing operations	$50.8	$42.7	$160.1	$133.1

Denominator:
Weighted-average common shares outstanding	68.7	68.1	68.6	67.8
Dilutive effect of stock options and awards	0.6	0.9	0.6	0.8

Denominator for income from continuing operations per share, diluted	69.3	69.0	69.2	68.6

Income from continuing operations per share, basic	$0.74	$0.63	$2.33	$1.96

Income from continuing operations per share, diluted	$0.73	$0.62	$2.31	$1.94

Weighted-average shares issuable upon the exercise of stock options that were excluded from the diluted earnings per share calculations because they were antidilutive for the nine months ended September 30, 2006 were less than 0.1 million.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2006
New Accounting Standards
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a plan’s funded status in comprehensive income in the year in which the changes occur. SFAS No. 158’s requirement to recognize a plan’s funded status and new disclosure requirements are effective for the company as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the company’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The company currently is evaluating the impact of this recently issued standard on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expands disclosure about fair value measurements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but simplifies and codifies related guidance within GAAP. SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. The company currently is evaluating the impact of this recently issued standard on its consolidated financial statements.
In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires registrants to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior-year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, a cumulative-effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB No. 108 is effective for the company for the fiscal year ending December 31, 2006. The company’s adoption of this standard is not expected to have a material impact on its consolidated financial statements.
In July 2006, the FASB issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” that prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, a contingent tax asset only will be recognized if it is more likely than not that a tax position ultimately will be sustained. After this threshold is met, a tax position is reported at the largest amount of benefit that is more likely than not to be realized. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. The company currently is evaluating the impact of this recently issued Interpretation on its consolidated financial statements.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard was

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2006
effective for inventory costs incurred starting January 1, 2006. The company’s adoption of this standard did not have a material impact on its financial position, results of operations or cash flows.
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
3. Stock-Based Compensation
Effective January 1, 2006, the company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The company recognizes these compensation costs, net of a forfeiture rate, on a straight-line basis over the requisite service period of the award, which generally is the option vesting term of three years with the options becoming exercisable 50% one year after date of grant, 75% after two years and 100% after three years. The company estimates the forfeiture rate based on its historical experience during the preceding 10 years.
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
The impact of adopting SFAS No. 123R for the three and nine months ended September 30, 2006 was an increase in compensation expense of $0.5 million ($0.3 million after tax) and $2.2 million ($1.4 million after tax), respectively, and a reduction of less than $0.01 and $0.02, respectively, for both basic and diluted earnings per share. As of September 30, 2006, there was $14.6 million of total before-tax unrecognized compensation cost related to nonvested stock-based awards. That cost is expected to be recognized over a weighted-average period of 1.5 years. The company is using previously purchased treasury shares for all net shares issued for option exercises, long-term incentive plans and restricted stock awards.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2006
The pro forma table below reflects net earnings and basic and diluted net earnings per share for the three and nine months ended September 30, 2005 had the company applied the fair value recognition provisions of SFAS No. 123, as follows:

	Three Months Ended	Nine Months Ended
(in millions of dollars except per share data)	September 30, 2005	September 30, 2005
Reported net income	$48.6	$157.2
Plus: stock-based employee compensation (net of tax) included in net income	1.6	4.4
Less: stock-based employee compensation (net of tax) using the fair value method	(1.6)	(5.1)

Pro forma net income	$48.6	$156.5

Reported net income per share, basic	$0.71	$2.32

Pro forma net income per share, basic	$0.71	$2.31

Reported net income per share, diluted	$0.70	$2.29

Pro forma net income per share, diluted	$0.70	$2.28

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

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2006
Under the 1991 Plan, the company had granted performance share stock awards to certain executive officers. Common shares equal to the number of performance share stock awards granted were to be issued if the market price of the company’s common stock reached $45.00 per common share for 10 consecutive trading days or on March 24, 2003, whichever occurred first. Under certain conditions such as retirement, a grantee of performance share stock awards could have been issued a pro-rata number of common shares. The company recognized compensation expense related to performance share stock awards ratably over the estimated period of vesting. On March 24, 2003, 3,500 shares were issued and 57,250 shares were deferred into share units under the deferred compensation plan for officers. The company allocated 736 and 1,064 share units under this plan in the nine months ended September 30, 2006 and 2005, respectively, which represent quarterly dividends paid on the company’s shares. As of September 30, 2006, 37,380 share units were outstanding.
Under a supplemental retirement plan, an account for the participant is credited with 500 share units each year and is credited with additional share units for quarterly dividends paid on the company’s shares. When the participant retires, the company will issue shares equal to the number of share units in the participant’s account or the cash equivalent. The company has allocated 42 share units under this plan for each of the nine months ended September 30, 2006 and 2005, which represent quarterly dividends paid on the company’s shares. As of September 30, 2006, 2,324 share units were outstanding. Compensation costs recognized for this plan were less than $0.1 million for the nine months ended September 30, 2006 and 2005. For share units attributable to grants credited after January 1, 2004, the payment will be in cash.
Under the deferred stock compensation plan for outside directors, each nonemployee director received 500 share units on each October 1 and is credited with additional share units for quarterly dividends paid on the company’s shares. When a participant ceases to be a director, the company issues shares equal to the number of share units in the director’s account. The company has allocated to nonemployee directors 691 and 771 share units under this plan for the nine months ended September 30, 2006 and 2005, respectively, which represent quarterly dividends paid on the company’s shares. Director fee expense recognized for share units was less than $0.1 million for the nine months ended September 30, 2006 and 2005. As of September 30, 2006, 35,376 share units for nonemployee directors were outstanding. No new grants have been made under this plan since January 1, 2004.
In addition, under a separate deferred compensation plan for outside directors, the company has allocated to nonemployee directors 352 and 351 share units under this plan for the nine months ended September 30, 2006 and 2005, respectively. These share units continue to accrue quarterly dividends paid on the company’s shares. When a participant ceases to be a director, the company issues shares equal to the number of share units in the director’s account. As of September 30, 2006, 19,196 share units for nonemployee directors were outstanding. Director fee expense recognized for share units for this plan was less than $0.1 million for the nine months ended September 30, 2006 and 2005.
Under the deferred compensation plan for executive officers, participants may elect to defer any amount of their variable pay. Deferred amounts are converted into share units based on the current market price of the company’s shares. There is a 25% company match. Additional share units are credited for quarterly dividends paid on the company’s shares. At the end of the deferral period, which is at least three years, the company issues shares equal to the number of share units in the participant’s account. The company has allocated to executive officers 31,084 and 19,319 share units under this plan for the nine months ended September 30, 2006 and 2005, respectively. Compensation costs recognized for share units were approximately $1.4 million and $0.8 million for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, 92,038 share units for executive officers were outstanding. For share units attributable to the company match credited after January 1, 2004, distributions will be made in cash.
Under the 1991 Plan, effective January 1, 2003, the company granted 15,000 restricted shares to each of three executive officers. The shares will be issued only if the executive remains an employee until January 1, 2008. Also, effective January 1, 2003, the company granted 5,000 restricted shares to one executive officer, which would be issued

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2006
only if the executive remained with the company until January 1, 2008. On July 26, 2004, this grant was amended to issue the shares if the executive remained employed until July 29, 2004. The shares were issued on July 29, 2005. There are no voting or dividend rights on the restricted shares described in this paragraph unless and until they are issued. The restricted shares stock awards had a fair value of $25.83 per share at the date of grant. The company recognizes compensation expense related to restricted shares ratably over the estimated period of vesting. Compensation costs recognized for restricted share stock awards were approximately $0.2 million and $0.3 million for the nine months ended September 30, 2006 and 2005, respectively.
For the nine months ended September 30, 2006, the combined 2005 Plan and 1991 Plan expense was $2.6 million. The fair value of prior share-based payment awards were estimated using the Black-Scholes option pricing model. No options were granted in the nine months ended September 30, 2006.
Option activity under the 2005 Plan and 1991 Plan as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

		Weighted-	Weighted-Average	Aggregate
	Shares	Average	Remaining Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (in years)	(in millions)
Outstanding at December 31, 2005	4,283,917	$32.35	6.0	$47.5
Granted	–
Exercised	560,663	30.89
Forfeited	5,338	29.70

Outstanding at September 30, 2006	3,717,916	$32.57	5.5	$39.3

Exercisable at September 30, 2006	3,152,214	$31.33	4.9	$37.3

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the third quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of the company’s stock. Total intrinsic value of options excercised for the nine months ended September 30, 2006 was $7.2 million. Total fair value of options vested and expensed was $0.6 million and $1.7 million, net of tax, for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, $3.5 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.9 years.
Cash received from option exercises and purchases under the 2005 Plan and 1991 Plan for the nine months ended September 30, 2006 was $17.9 million. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment awards totaled $2.7 million for the nine months ended September 30, 2006.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2006
Nonvested restricted stock awards as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

		Weighted-
		Average
	Share	Grant Date
	Units	Fair Value
Nonvested at December 31, 2005	58,689	$29.01
Granted	12,777	42.27
Vested	13,689	39.45
Forfeited	–

Nonvested at September 30, 2006	57,777	$29.46

Long-Term Incentive Plan
Under the Long-Term Incentive Plan, dollar-based target awards were determined by the organization and compensation committee of the board of directors in December 2002, December 2003, February 2005 and December 2005 for the three-year performance periods of 2003-2005, 2004-2006, 2005-2007 and 2006-2008, respectively. A portion of each of the awards was converted into a number of share units based on the price of the company common stock on the date of the award. There are no voting or dividend rights associated with the share units until the end of the performance period and a distribution of shares, if any, is made. The target awards correspond to a pre-determined three-year earnings before interest, taxes, depreciation and amortization (EBITDA) and/or earnings per share growth rate targets. Based on the awards granted for 2004-2006, 2005-2007 and 2006-2008 performance periods, the company recognized compensation expense of $6.4 million and $6.3 million for the nine months ended September 30, 2006 and 2005, respectively. In accordance with SFAS No. 123R, compensation expense for these performance awards, except for the 2004-2006 award, was calculated based on the grant-date stock price. The terms of the 2004-2006 award state that payment will be in cash and as such liability accounting was used for this award and compensation expense was calculated based on the end of quarter closing price on September 30, 2006. Compensation expense for the 2004-2006 award amounted to $2.3 million and is included in the $6.4 million mentioned above.
Prior to the adoption of SFAS No. 123R, compensation expense for these awards was based on variable accounting and was calculated using the closing stock price at period end. The other portion of the 2002, 2003, February 2005 and December 2005 award grants is a cash award, which also is determined for the same three-year performance periods. Based on awards granted for these performance periods, the company recognized compensation expense for the cash awards of $3.8 million and $6.8 million for the nine months ended September 30, 2006 and 2005, respectively.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2006
The following table identifies the number of shares expected to be issued based on current performance measures and the stock price on the date of grant for the performance shares granted:

	Expected
	Number of Units	Stock Price on
Award	to be Issued	Date of Grant
2004 – 2006 (a)	–	$ 30.65
2005 – 2007	240,790	$ 40.36
2006 – 2008	154,060	$ 43.05

(a) Per the terms of the agreement, payment of 169,069 units will be in cash, unless changed to shares at the discretion of the organization and compensation committee of the board of directors.

Performance-based stock awards as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

		Weighted-
		Average
	Share	Grant Date
	Units	Fair Value

Nonvested at December 31, 2005	176,400	$ 40.36
Granted	154,060	$ 43.05
Performance increase	64,390	$ 40.36
Vested	–
Forfeited	–

Nonvested at September 30, 2006	394,850	$ 41.41

4. Divestitures
In September 2006, the company entered into an agreement to sell the manufacturing facility in Bromborough, United Kingdom. The sale price is 3.0 million pounds sterling or approximately $5.7 million. The sale is expected to close by December 31, 2006. At September 30, 2006, the Bromborough site is considered an asset held for sale pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” but has not been disclosed separately on the balance sheet because the amount is not material to the company’s consolidated financial position.
The sales of the food ingredients and industrial specialties business (FIIS) and the active pharmaceutical ingredients and intermediate compounds business (A&I) were completed on May 1, 2006 and May 23, 2006, respectively. In consideration for the FIIS and A&I businesses, the company received net cash proceeds of approximately $255.6 million and $10.4 million, respectively. The company recorded a $5.3 million pre-tax loss ($12.9 million after-tax loss) on the sale of FIIS and A&I. The tax charge of $7.6 million primarily related to the difference in book and tax basis in goodwill. The net expense of $0.5 million in discontinued operations recorded in the three months ended September 30, 2006 primarily related to post-closing costs and adjustments from the sale of the FIIS and A&I businesses. Both of these businesses previously reported into the Specialty Chemicals segment. A&I and most of the FIIS divestiture reported into the consumer specialties product line, while a small portion of the FIIS divestiture reported into the performance coatings product line.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2006
During the first quarter of 2006, the company performed an impairment test on the FIIS business in connection with its classification as held for sale. The company estimated fair value as the expected proceeds to be received, less transaction costs. The carrying value of the FIIS business exceeded its fair market value and therefore the company recorded a $60.6 million after-tax impairment charge against goodwill in the first quarter of 2006. As part of the SFAS No. 144 impairment analysis performed at December 31, 2005, the company determined that the estimated fair value of the FIIS business exceeded its carrying value. The company calculated the fair value using a probability-weighted assessment based on selling the businesses versus continuing operations of the businesses. Based on the results of this impairment analysis, an impairment charge was not warranted.
In February 2006, the company sold certain assets and liabilities of Noveon International, Inc.’s Telene® resins business (Telene), which was included in the Specialty Chemicals segment. The company received net cash proceeds of $6.2 million for the sale of this business and recorded a $1.0 million after-tax loss on the sale.
FIIS, A&I and the Telene businesses all meet the definition of a “component of an entity” and have been accounted for as discontinued operations for all periods presented under SFAS No. 144.
In December 2005, the company sold certain assets, liabilities and stock of its Engine Control Systems (ECS) business and, in September 2005, the company sold certain assets and liabilities of its U.S. and U.K. Lubrizol Performance Systems (LPS) operations, both of which were included in the Lubricant Additives segment. The company has reflected the results of these businesses as discontinued operations in the consolidated statement of income for the three and nine months ended September 30, 2005.
There were no revenues from discontinued operations in the three months ended September 30, 2006, but there were $143.8 million of revenues for the nine months ended September 30, 2006 compared to $121.1 million and $367.7 million for the same periods in 2005. Loss from discontinued operations, net of tax and loss on sale, was $0.5 million and $73.6 million for the three and nine months ended September 30, 2006, respectively, and primarily related to the $12.9 million after-tax loss on the sale of the FIIS and A&I businesses and the $60.6 million after-tax impairment charge on the FIIS business recorded in the first quarter of 2006. Income from discontinued operations, net of tax, for the corresponding periods in 2005 was $5.9 million and $24.1 million, respectively. Loss (income) from discontinued operations is net of income tax credits of $0.3 million and income tax expense of $11.5 million for the three and nine months ended September 30, 2006, respectively, compared to tax expense of $2.7 million and $12.3 million for the corresponding periods in 2005.
The company’s consolidated balance sheet at December 31, 2005 included $132.1 million in current assets, $115.6 million in net property and equipment, $85.1 million in goodwill, $20.4 million in net intangible assets, $0.6 million in other current assets, $8.5 million in current liabilities and $6.4 million in long-term liabilities pertaining to businesses reflected as discontinued operations.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2006
5. Inventories
The company’s inventories were comprised of the following as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
(in millions of dollars)	2006	2005
Finished products	$303.8	$319.6
Products in process	98.6	86.9
Raw materials	125.8	151.2
Supplies and engine test parts	25.7	28.3

Total inventory	$553.9	$586.0

6. Goodwill and Intangible Assets
The major components of the company’s identifiable intangible assets are customer lists, technology, trademarks, patents, land-use rights and non-compete agreements. Excluding the non-amortized trademarks, which are indefinite-lived and will not be amortized, the intangible assets are amortized over the lives of the respective agreements or other periods of value, which range between three and forty years. The company assesses the indefinite-lived trademarks for impairment separately from goodwill. The following table shows the components of identifiable intangible assets as of September 30, 2006 and December 31, 2005.

	September 30, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(in millions of dollars)	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists	$143.1	$21.5	$151.5	$15.8
Technology	139.8	42.4	144.4	35.6
Trademarks	19.9	4.9	24.5	4.2
Patents	13.6	3.7	11.8	2.5
Land–use rights	7.3	1.1	7.3	1.0
Non–compete agreements	8.2	6.7	9.1	5.9
Other	5.7	0.8	5.4	0.7

Total amortized intangible assets	337.6	81.1	354.0	65.7

Non–amortized trademarks	118.3	–	116.3	–

Total	$455.9	$81.1	$470.3	$65.7

Annual intangible amortization expense from continuing operations for the next five years will approximate $23.7 million for 2006, $22.2 million in 2007, $20.7 million in 2008, $19.0 million in 2009 and $19.0 million in 2010.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2006
The carrying amount of goodwill by reporting segment as of September 30, 2006 was as follows:

	Lubricant	Specialty
(in millions of dollars)	Additives	Chemicals	Total
Balance, January 1, 2006	$95.8	$1,043.0	$1,138.8
Goodwill impairment – discontinued operations	–	(61.0)	(61.0)
Goodwill of divestitures	–	(26.6)	(26.6)
Translation and other adjustments	1.4	15.5	16.9

Balance, September 30, 2006	$97.2	$970.9	$1,068.1

Goodwill is tested for impairment at the reporting unit level annually as of October 1st or if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
7. Comprehensive Income
Total comprehensive income for the three and nine months ended September 30, 2006 and 2005 was comprised of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions of dollars)	2006	2005	2006	2005
Net income	$50.3	$48.6	$86.5	$157.2
Foreign currency translation adjustment	10.6	1.0	49.2	(106.1)
Pension plan minimum liability	–	–	(0.8)	–
Unrealized (losses) gains – natural gas hedges	0.2	0.8	(0.6)	1.0
Amortization of treasury rate locks	0.9	0.7	2.5	2.1

Total comprehensive income	$62.0	$51.1	$136.8	$54.2

8. Segment Reporting
The company is organized into two operating and reporting segments: Lubricant Additives and Specialty Chemicals. The Lubricant Additives segment represented 64% of the company’s consolidated revenues for the three and nine months ended September 30, 2006 and is comprised of the company’s businesses in engine additives and specialty driveline and industrial oil additives. The Specialty Chemicals segment represented 36% of the company’s consolidated revenues for the three and nine months ended September 30, 2006 and is comprised of the company’s businesses in consumer specialties, specialty materials and performance coatings.
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

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2006
metalworking fluids, as well as compressor lubricants. Lubricant Additives product lines generally are produced in company-owned shared manufacturing facilities and largely sold to a common customer base. During 2005, the company sold the equipment companies, ECS and LPS, and recorded the results of operations of these businesses in discontinued operations in 2005 (see Note 4).
The Specialty Chemicals segment consists of consumer specialties, specialty materials and performance coatings product lines. The consumer specialties product line is characterized by global production of acrylic thickeners, specialty monomers, film formers, fixatives, emollients, silicones, surfactants, botanicals, over-the-counter pharmaceutical ingredients and intermediates and process chemicals. The company markets products in the consumer specialties product line to the personal care and pharmaceutical primary end-use industries. The consumer specialties products are sold to customers worldwide and these customers include major manufacturers of cosmetics, personal care products, water soluble polymers and household products. The specialty materials product line is characterized by products such as TempRite® engineered polymers and Estane® thermoplastic polyurethane. Specialty materials products are sold to a diverse customer base comprised of major manufacturers in the construction, automotive, telecommunications, electronics and recreation industries. The performance coatings product line includes high-performance polymers for specialty paper, printing and packaging, industrial and architectural specialty coatings and textile applications. Performance coatings products serve major companies in the specialty paper, printing and packaging, paint and coatings, and textile industries. During the second quarter of 2006, the company completed the sale of the FIIS and A&I businesses, while the sale of the Telene business was completed during the first quarter of 2006. The company recorded the results of operations of these businesses in discontinued operations in all periods presented (see Note 4).
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

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2006
The following table presents a summary of the results of the company’s reportable segments for the three and nine months ended September 30, 2006 and 2005:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions of dollars)	2006	2005	2006	2005
Revenues from external customers:
Lubricant Additives	$661.3	$567.2	$1,967.3	$1,686.0
Specialty Chemicals	369.7	332.3	1,088.9	1,004.6

Total revenues	$1,031.0	$899.5	$3,056.2	$2,690.6

Segment operating income:
Lubricant Additives	$71.6	$67.3	$236.0	$218.2
Specialty Chemicals	42.5	38.7	135.4	115.3

Segment operating income	114.1	106.0	371.4	333.5

Corporate expenses	(22.0)	(17.1)	(56.2)	(46.5)
Corporate other income (expense) – net	0.6	0.4	(5.0)	(0.1)
Restructuring and impairment charges	(2.7)	(1.0)	(6.3)	(12.6)
Interest expense – net	(17.4)	(25.1)	(61.5)	(74.4)

Income from continuing operations before income taxes	$72.6	$63.2	$242.4	$199.9

The company’s total assets by segment were as follows:

	September 30,	December 31,
(in millions of dollars)	2006	2005
Segment total assets:
Lubricant Additives	$1,401.8	$1,319.1
Specialty Chemicals	2,225.9	2,536.8

Total segment assets	3,627.7	3,855.9

Corporate assets	747.1	510.4

Total consolidated assets	$4,374.8	$4,366.3

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2006
9. Pension and Postretirement Benefits
The components of net periodic pension cost and postretirement benefits cost consisted of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in millions of dollars)	2006	2005	2006	2005
Pension benefits:
Service cost – benefits earned during period	$8.0	$7.0	$24.0	$21.2
Interest cost on projected benefit obligation	8.4	7.8	25.0	23.8
Expected return on plan assets	(7.2)	(6.7)	(21.5)	(20.3)
Amortization of prior service costs	0.5	0.6	1.4	1.7
Amortization of initial net asset obligation	–	–	0.1	0.1
Settlement / curtailment loss	0.4	–	2.7	–
Recognized net actuarial loss	2.1	1.3	6.3	3.9

Net periodic benefit cost	$12.2	$10.0	$38.0	$30.4

Other benefits:
Service cost – benefits earned during period	$0.4	$0.3	$1.1	$1.4
Interest cost on projected benefit obligation	1.3	1.3	3.8	4.5
Amortization of prior service costs	(2.1)	(2.1)	(6.2)	(5.5)
Curtailment gain	(1.1)	–	(1.1)	–
Recognized net actuarial loss	0.4	0.5	1.3	1.6

Net periodic benefit cost	$(1.1)	$–	$(1.1)	$2.0

Expected employer contributions worldwide for pension benefits in 2006 approximate $16.3 million for the qualified plans, of which $13.6 million was paid in the nine months ended September 30, 2006. The portion of the 2006 total expected contributions attributable to the U.S. qualified pension plans is $4.6 million, all of which was paid in the three months ended September 30, 2006. The non-qualified pension plans and postretirement benefit plans are unfunded. As a result, the 2006 expected contributions to these plans of $7.1 million and $4.4 million, respectively, represent actuarial estimates of future assumed payments based on historic retirement and payment patterns as well as medical trend rates and historical claim information, as appropriate. The settlement / curtailments primarily were triggered by a distribution from a non-qualified pension plan and the sale of divested businesses.
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

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2006
10. Restructuring and Impairment Charges
For the three and nine months ended September 30, 2006, the company recorded aggregate restructuring and impairment charges of $2.7 million and $6.3 million, respectively. The restructuring and impairment charges primarily were related to the phase-out of manufacturing facilities in both the Lubricant Additives and Specialty Chemicals segments.
The following table shows the reconciliation of the restructuring liability since January 1, 2006 by major restructuring activity:

		Restructuring
	Liability	and			Liability
	January 1,	Impairment		Non-Cash	September 30,
(in millions of dollars)	2006	Charges	Cash Paid	Adjustments	2006
Specialty Chemicals plant closures and workforce reductions	$2.5	$1.7	$(1.3)	$(0.6)	$2.3
Bromborough, United Kingdom closure	2.3	4.9	(3.4)	–	3.8
Corporate / other workforce reductions	0.3	–	(0.2)	–	0.1
Noveon International restructuring liabilities assumed	1.3	(0.3)	(0.4)	–	0.6

	$6.4	$6.3	$(5.3)	$(0.6)	$6.8

In the first quarter of 2005, the company made the decision to close two Specialty Chemicals performance coatings production facilities in the United States. The facility in Mountaintop, Pennsylvania was closed in October 2005 and sold in January 2006. An additional $0.8 million in asset impairments and other exit costs and $0.6 million in severance obligations were recorded in the nine months ended September 30, 2006 relating to the Linden, New Jersey facility, which closed in the third quarter of 2006.
In September 2006, the company entered into an agreement to sell the manufacturing facility in Bromborough, United Kingdom. The sale price is 3.0 million pounds sterling or approximately $5.7 million. The sale is expected to close by December 31, 2006. Production from the Bromborough facility has been transferred to higher-capacity Lubrizol facilities in France and the United States. The dismantling and decommissioning process has begun and is scheduled to be completed in 2006.
The charges for these cost reduction initiatives are reported as a separate line item in the consolidated statements of income entitled “Restructuring and impairment charges” and are included in the “Total cost and expenses” subtotal on the consolidated statements of income.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2006
11. Debt
On September 20, 2006, the company amended its five-year unsecured committed U.S. bank credit agreement to reduce the amount of revolving credit available under the agreement from $500.0 million to $350.0 million and extend the maturity date to September 2011. In addition, as of September 20, 2006, the company’s direct and indirect domestic subsidiaries were released as guarantors under the credit agreement, and the company no longer is subject to any investment or acquisition restrictions.
Due to provisions in each of the three indentures underlying the company’s outstanding public debt, upon effectiveness of the amendment to the credit agreement described above, the company’s direct and indirect domestic subsidiaries were released as guarantors of the outstanding public debt effective as of September 20, 2006.
On September 20, 2006, two of the company’s wholly owned foreign subsidiaries amended their five-year unsecured committed €250.0 million credit agreement such that neither the company nor its subsidiaries are any longer subject to any investment or acquisition restrictions. No other terms or conditions of the agreement were modified.
During the three months ended September 30, 2006, the company repurchased $18.2 million of its 4.625% Notes due in 2009. The weighted average purchase price was 97.298% per Note, resulting in a gain on retirement of $0.5 million. The company also accelerated amortization of $0.6 million in debt issuance costs, original issue discounts and losses on Treasury rate lock agreements associated with the repurchased notes. The remaining outstanding balance on the 4.625% Notes due in 2009 was $381.8 million as of September 30, 2006.
During the three and nine months ended September 30, 2006, the company repaid €30.0 million and €77.0 million, respectively, against its €250.0 million revolving credit agreement. The remaining balance outstanding as of September 30, 2006 under this arrangement was €105.0 million.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2006
12. Shareholders’ Equity
The following table summarizes the changes in shareholders’ equity since January 1, 2006:

		Shareholders’ Equity
				Accumulated
	Number of			Other
	Shares	Common	Retained	Comprehensive
(in millions)	Outstanding	Shares	Earnings	(Loss) Income	Total
Balance, January 1, 2006	68.0	$663.7	$1,016.0	$(112.5)	$1,567.2

Comprehensive income:
Net income			86.5		86.5
Other comprehensive income				50.3	50.3

Comprehensive income					136.8
Dividends declared			(53.4)		(53.4)
Deferred stock compensation		1.4			1.4
Common shares – treasury:

Shares issued upon exercise of stock options and awards	0.7	27.0	–	–	27.0

Balance, September 30, 2006	68.7	$692.1	$1,049.1	$(62.2)	$1,679.0

13. Contingencies
The company has numerous purchase commitments for materials, supplies and energy in the ordinary course of business. The company also has numerous sales commitments for product supply contracts in the ordinary course of business.
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
September 30, 2006
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
The company’s environmental reserves, measured on an undiscounted basis, totaled $15.9 million at September 30, 2006 and $23.2 million at December 31, 2005. Of these amounts, $3.3 million and $3.4 million were included in accrued expenses and other current liabilities at September 30, 2006 and December 31, 2005, respectively. As part of the FIIS divestiture, approximately $6.2 million in environmental liabilities were transferred to the buyer during the second quarter of 2006. Goodrich provided Noveon International with an indemnity for various environmental liabilities. The company estimates Goodrich’s share of such currently identified liabilities under the indemnity, which extends through February 2011, to be approximately $3.9 million of which $0.6 million of the recovery is included in receivables and $3.3 million is included in other assets. There are specific environmental contingencies for company-owned sites for which third parties such as past owners and/or operators are the named PRPs and also for which the company is indemnified by Goodrich. Goodrich currently is indemnifying Noveon International for several environmental remediation projects. Goodrich’s share of all of these liabilities may increase to the extent such third parties fail to honor their obligations through February 2011.
The company believes that its environmental accruals are adequate based on currently available information. The company believes that it is reasonably possible that $15.7 million in additional costs may be incurred at certain locations beyond the amounts accrued as a result of new information, newly discovered conditions, changes in remediation standards or technologies or a change in the law. Additionally, as the indemnification from Goodrich extends through February 2011, changes in assumptions regarding when costs will be incurred may result in additional expenses to the company. Additional costs in excess of $15.7 million cannot currently be estimated.
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

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2006
may make a demand on Noveon, Inc. for payment of the outstanding obligations. The guarantee is revocable by Noveon, Inc. upon 60 days’ prior written notice.
Because of the guarantee’s existing revocation clause, Noveon, Inc. estimates that the maximum liability under the guarantee would be approximately $18.4 million, representing the estimated liability for two shipments to Emerald. However, the company believes that it is highly unlikely that an event would occur requiring Noveon, Inc. to pay any monies pursuant to the guarantee. Accordingly, no liability has been reflected in the accompanying consolidated balance sheets related to this item.
INDEMNIFICATIONS
In connection with the sale of the FIIS business, the company has provided indemnifications to Emerald with respect to the business sold. These indemnifications have been associated with the price and quantity of raw material purchases, permit costs, costs incurred due to the inability to obtain permits and environmental matters. In each of these circumstances, payment by the company is dependent on Emerald filing a claim. In addition, the company’s obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under certain of these agreements due to the conditional nature of the company’s obligations and the unique facts and circumstances involved in each particular agreement. The company believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on the company’s business, financial condition or results of operations. For those indemnification agreements where a payment by the company is probable and estimable, a liability has been recorded as of September 30, 2006.

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
We are geographically diverse, with an extensive global manufacturing, supply chain, technical and commercial infrastructure. We operate facilities in 27 countries, including production facilities in 21 countries and laboratories in 11 countries, through the efforts of more than 6,700 employees. We sell our products in more than 100 countries and believe that our customers value our ability to provide customized, high-quality, cost-effective performance formulations and solutions worldwide. We also believe that our customers value our global supply chain capabilities.
In May 2006, we sold the food ingredients and industrial specialties business (FIIS) and the active pharmaceutical ingredients and intermediate compounds business (A&I), both of which were included in the Specialty Chemicals segment. A&I and most of the FIIS divestiture reported into the consumer specialties product line, while a small portion of the FIIS divestiture reported into the performance coatings product line. We have reflected the results of these businesses as discontinued operations in the consolidated statements of operations for all periods presented. We recorded a $12.9 million after-tax loss on the sale of the FIIS and A&I businesses. During the first quarter of 2006 and in connection with the held for sale classification, we performed an impairment test noting that the carrying value of the FIIS business exceeded its fair market value. As a result, we recorded a $60.6 million after-tax impairment charge in the first quarter of 2006.
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
In December 2005, we sold certain assets, liabilities and stock of our Engine Control Systems (ECS) business and, in September 2005, we sold certain assets and liabilities of our U.S. and U.K. Lubrizol Performance Systems (LPS) operations, both of which were included in the Lubricant Additives segment. We have reflected the results of these businesses as discontinued operations in the consolidated statements of income for the three and nine months ended September 30, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The historical consolidated statements of income amounts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the discontinued operations of ECS, LPS, Telene, FIIS and A&I.
RESULTS OF OPERATIONS
Earnings from continuing operations increased $8.1 million to $50.8 million for the three months ended September 30, 2006 and increased $27.0 million to $160.1 million for the nine months ended September 30, 2006 compared to $42.7 million and $133.1 million for the three and nine months ended September 30, 2005, respectively. The increase in earnings from continuing operations for both the three-month and nine-month periods primarily was attributable to improvements in the combination of price and product mix, higher volume and reduced net interest costs that more than offset higher raw material and utility costs and higher selling, technology, administrative and research (STAR) expenses.
We recorded restructuring and impairment charges that reduced earnings by $0.03 and $0.07 per share for the three and nine months ended September 30, 2006, respectively, primarily related to the phase-out of a manufacturing facility located in Bromborough, United Kingdom and the closure of the Linden, New Jersey facility. We incurred restructuring and impairment charges of $0.01 and $0.12 per share for the three and nine months ended September 30, 2005, respectively, primarily related to the phase-out of manufacturing facilities located in Bromborough, United Kingdom; Linden, New Jersey; and Mountaintop, Pennsylvania, as well as other workforce reductions.
Net income for the three months ended September 30, 2006 includes the drivers described above for earnings from continuing operations and the impacts of the discontinued operations. The net expense of $0.5 million in discontinued operations recorded in the three months ended September 30, 2006 primarily related to post-closing costs and adjustments from the sale of the FIIS and A&I businesses. Since the divestitures were concluded in the second quarter of 2006, there were no results from discontinued operations included in the third quarter of 2006 results. The discontinued operations earned $5.9 million in the three months ended September 30, 2005. Net income for the nine months ended September 30, 2006 decreased over the prior-year period primarily due to the $12.9 million after-tax loss on sale from the divestiture of the FIIS and A&I businesses, a decrease in operating results from discontinued operations and a $60.6 million after-tax impairment charge recorded in the first quarter of 2006 for the write-down to fair value of the FIIS business.
During the third quarter of 2005, Hurricane Rita bypassed our two Houston-area manufacturing facilities without causing significant damage and repair costs. The plants were shut down briefly in preparation for the storm. As a result, we realized an unfavorable impact of approximately $6.0 million related to the hurricane-caused interruptions for the three months ended September 30, 2005. This consisted of approximately $3.0 million of gross profit associated with delayed customer shipments and $3.0 million of higher manufacturing costs primarily related to manufacturing variances attributed to the temporary shutdown of the facilities that were appropriately expensed in the period rather than capitalized into inventory. Both facilities returned to normal operations within several days of the hurricane.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Revenues
The changes in consolidated revenues are summarized as follows:

	Periods Ended
	September 30,
(in millions of dollars)	2006	2005	$ Change	% Change
Three Months:
Net sales	$1,029.9	$898.9	$131.0	15%
Royalties and other revenues	1.1	0.6	0.5	83%

Total revenues	$1,031.0	$899.5	$131.5	15%

Nine Months:
Net sales	$3,053.2	$2,688.5	$364.7	14%
Royalties and other revenues	3.0	2.1	0.9	43%

Total revenues	$3,056.2	$2,690.6	$365.6	14%

The increase in revenues for both the three and nine months ended September 30, 2006 primarily was due to an improvement in the combination of price and product mix and increased volume. The three-month increase primarily was due to a 11% improvement in the combination of price and product mix, a 3% increase in volume and a 1% increase from favorable currency. The nine-month increase primarily was due to a 11% improvement in the combination of price and product mix and a 4% increase in volume, offset by a 1% decrease from unfavorable currency. As summarized in the volume tables below, we experienced volume gains in all geographic zones, except Europe, for the three and nine months ended September 30, 2006, compared to the prior-year periods.
The following table shows our volume by geographic zone for the three and nine months ended September 30, 2006:

	3rd Quarter	Year-to-Date
	2006	2006
	Volume	Volume
North America	46%	46%
Europe	27%	27%
Asia – Pacific / Middle East	21%	22%
Latin America	6%	5%

Total	100%	100%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table shows the changes in our volume by geographic zone as compared with the corresponding periods in 2005:

	3rd Quarter	Year-to-Date
	2006 vs. 2005	2006 vs. 2005
	% Change	% Change
North America	4%	3%
Europe	(3%)	(1%)
Asia-Pacific / Middle East	4%	10%
Latin America	19%	11%
Total	3%	4%
Segment volume variances by geographic zone as well as the factors explaining the changes in segment revenues for the three and nine months ended September 30, 2006 compared with the respective periods in 2005 are contained within the “Segment Analysis” section below.
Costs and Expenses
The changes in consolidated costs and expenses are summarized as follows:

	Periods Ended
	September 30,
(in millions of dollars)	2006	2005	$ Change	% Change
Three Months:
Cost of sales	$781.8	$669.2	$112.6	17%
Selling and administrative expenses	101.7	87.6	14.1	16%
Research, testing and development expenses	50.5	48.1	2.4	5%
Amortization of intangible assets	5.9	5.8	0.1	2%
Restructuring and impairment charges	2.7	1.0	1.7	*

Total costs and expenses	$942.6	$811.7	$130.9	16%

*	Calculation not meaningful

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Periods Ended
	September 30,
(in millions of dollars)	2006	2005	$ Change	% Change
Nine Months:
Cost of sales	$2,294.8	$1,982.3	$312.5	16%
Selling and administrative expenses	280.6	259.7	20.9	8%
Research, testing and development expenses	152.8	145.8	7.0	5%
Amortization of intangible assets	17.7	17.6	0.1	1%
Restructuring and impairment charges	6.3	12.6	(6.3)	*

Total costs and expenses	$2,752.2	$2,418.0	$334.2	14%

*	Calculation not meaningful
The increase in cost of sales for the three and nine months ended September 30, 2006 compared with the same periods in 2005 primarily was due to higher average raw material cost and higher manufacturing expenses. Average raw material cost increased 17% and 15% in the three and nine months ended September 30, 2006, respectively, compared with the same periods in 2005, primarily due to higher petrochemical raw material cost.
Total manufacturing expenses, which are included in cost of sales, increased 6% and 5% in the three and nine months ended September 30, 2006, respectively, compared with the same periods in 2005, primarily due to increases in volume and higher utility costs in both periods. On a per-unit-sold basis, manufacturing costs increased 3% and 1% in the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005.
Gross profit (net sales less cost of sales) increased $18.4 million, or 8%, and $52.2 million, or 7%, in the three and nine months ended September 30, 2006, respectively, compared with the same periods in 2005. The increase in both periods primarily was due to improvement in the combination of price and product mix and higher volume partially offset by higher average unit raw material cost. In addition, for the year-to-date period gross profit was impacted unfavorably by 18% higher utility costs and unfavorable currency. Our gross profit percentage (gross profit divided by net sales) decreased to 24.1% and 24.8% in the three and nine months ended September 30, 2006, respectively, compared with 25.6% and 26.3% for the comparative periods in 2005. Although we were successful in raising selling prices to offset higher cost of sales, the gross profit percentage declined for the comparative periods.
Selling and administrative expenses increased 16% and 8% in the three and nine months ended September 30, 2006, respectively, compared with the same periods in 2005. The increase during the quarter primarily was due to higher variable compensation and a change in the timing of salary increases. In addition, we commenced spending on an enterprise resource planning (ERP) system in connection with the integration of Noveon International, Inc. into our global information systems platform. In addition to the quarter increase discussed above, the year-to-date increase includes a $2.9 million pension settlement charge for a non-qualified pension plan distribution, stock compensation expense of $2.2 million associated with the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” acquisition integration costs of $1.0 million and merger and acquisition due diligence costs of $0.8 million.
Research, testing and development expenses (technology expenses) increased $2.4 million and $7.0 million in the three and nine months ended September 30, 2006, respectively, compared with the same periods in 2005 primarily due to increases in annual salaries and benefits.
In the three and nine months ended September 30, 2006, we recorded restructuring and impairment charges aggregating $2.7 million, or $0.03 per share, and $6.3 million, or $0.07 per share, respectively, primarily related to

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
the phase-out of a manufacturing facility located in Bromborough, United Kingdom and the closure of the Linden, New Jersey facility. We incurred restructuring and impairment charges of $0.01 and $0.12 per share for the three and nine months ended September 30, 2005, respectively, primarily related to the phase-out of manufacturing facilities located in Bromborough, United Kingdom; Linden, New Jersey; and Mountaintop, Pennsylvania, as well as other workforce reductions.
The components of the 2006 and 2005 restructuring charges are detailed as follows:

	Periods Ended September 30, 2006
	Asset	Other Plant
(in millions of dollars)	Impairments	Exit Costs	Severance	Total
Three Months:
Specialty Chemicals plant closures and workforce reductions	$0.6	$0.3	$0.3	$1.2
Bromborough, UK closure	–	1.2	0.5	1.7
Noveon International restructuring liabilities assumed	–	–	(0.2)	(0.2)

	$0.6	$1.5	$0.6	$2.7

Nine Months:
Specialty Chemicals plant closures and workforce reductions	$0.6	$0.3	$0.8	$1.7
Bromborough, UK closure	–	3.3	1.6	4.9
Noveon International restructuring liabilities assumed	–	–	(0.3)	(0.3)

	$0.6	$3.6	$2.1	$6.3

	Periods Ended September 30, 2005
	Asset	Other Plant
(in millions of dollars)	Impairments	Exit Costs	Severance	Total
Three Months:
Specialty Chemicals plant closures and workforce reductions	$–	$–	$0.4	$0.4
Bromborough, UK closure	–	–	0.8	0.8
Noveon International restructuring liabilities assumed	–	–	(0.2)	(0.2)

	$–	$–	$1.0	$1.0

Nine Months:
Specialty Chemicals plant closures and workforce reductions	$4.2	$0.9	$2.4	$7.5
Bromborough, UK closure	0.7	0.5	3.0	4.2
Corporate / other workforce reductions	–	–	0.7	0.7
Noveon International restructuring liabilities assumed	–	–	0.2	0.2

	$4.9	$1.4	$6.3	$12.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
In the first quarter of 2005, we made the decision to close two Specialty Chemicals performance coatings production facilities in the United States. The facility in Mountaintop, Pennsylvania was closed in October 2005 and sold in January 2006. We recorded an additional $0.8 million in asset impairments and other exit costs and $0.6 million in severance obligations in the nine months ended September 30, 2006 relating to the Linden, New Jersey facility, which closed in the third quarter of 2006.
In September 2006, we entered into an agreement to sell the manufacturing facility in Bromborough, United Kingdom. The sale price is 3.0 million pounds sterling or approximately $5.7 million. The sale is expected to close by December 31, 2006. Production from the Bromborough facility has been transferred to higher-capacity Lubrizol facilities in France and the United States. On January 17, 2005, we announced our plans to phase-out production of additives for fuels, additives for engine oil lubricants and specialty monomers at the Bromborough facility by year end 2006. At that time, we estimated that total restructuring costs, including employee severance and other plant closure costs (including planned demolition costs), would be approximately $15.0 million. We now estimate that the sale of the facility will save approximately $3.0 million to $5.0 million in restructuring costs that would have been associated with demolition of the plant facilities on the site. We anticipate that total pre-tax charges of approximately $6.1 million will be incurred in 2006 to satisfy severance and retention obligations, plant dismantling, site restoration and other site environmental evaluation costs, including the $4.9 million recorded in the nine months ended September 30, 2006.
In addition, we expect to invest approximately $20.0 million in capital related to plant closures, primarily Bromborough, through the first quarter of 2007 for capacity upgrades at alternative manufacturing facilities. Of the total projected capital expenditures, $13.2 million was incurred through September 30, 2006.
We expect these workforce reductions, facility closures and transfers of production to more efficient manufacturing locations to generate annual pre-tax savings of approximately $3.2 million for the Specialty Chemicals segment and $12.0 million for the Lubricant Additives segment by 2007. Approximately $5.0 million of these savings were realized during the nine months ended September 30, 2006.
The charges for these cost reduction initiatives and impairments are reported as a separate line item in the consolidated statements of income, entitled “Restructuring and impairment charges” and are included in the “Total cost and expenses” subtotal on the consolidated statements of income.
Other Items and Net Income
The changes in other items and net income are summarized as follows:

	Three Months Ended
	September 30,
(in millions of dollars)	2006	2005	$ Change	% Change
Other income (expense) – net	$1.6	$0.5	$1.1	*
Interest expense – net	17.4	25.1	(7.7)	(31%)
Income from continuing operations before income taxes	72.6	63.2	9.4	15%
Provision for income taxes	21.8	20.5	1.3	6%
Income from continuing operations	50.8	42.7	8.1	19%
Discontinued operations	(0.5)	5.9	(6.4)	*
Net income	50.3	48.6	1.7	3%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Nine Months Ended
	September 30,
(in millions of dollars)	2006	2005	$ Change	% Change
Other income (expense) – net	$(0.1)	$1.7	$(1.8)	*
Interest expense – net	61.5	74.4	(12.9)	(17%)
Income from continuing operations before income taxes	242.4	199.9	42.5	21%
Provision for income taxes	82.3	66.8	15.5	23%
Income from continuing operations	160.1	133.1	27.0	20%
Discontinued operations	(73.6)	24.1	(97.7)	*
Net income	86.5	157.2	(70.7)	(45%)

*	Calculation not meaningful
The increase in net other income (expense) for the three months ended September 30, 2006 compared to the same period in 2005 primarily was due to the gain on the sale of property at one of our European facilities and the favorable settlement from an anti-trust claim, offset by the higher profitability of our joint ventures and the resultant increase in the elimination of minority interest. The decrease in net other income (expense) for the nine months ended September 30, 2006 compared to the same period in 2005 primarily was due to currency translation losses instead of gains resulting in an unfavorable variance of $4.4 million, higher profitability of our joint ventures and the resultant increase in the elimination of minority interest of $2.2 million, partially offset by other income of $4.8 million primarily relating to infrequently occurring items including the favorable settlement of an insurance claim as well as several other commercial matters in which we were a claimant.
The decrease in net interest expense for the three and nine months ended September 30, 2006, compared with the same periods in 2005, primarily was due to interest income on the divestiture proceeds and the repayment in October 2005 of the remaining balances outstanding under the $500.0 million bank term loan, partially offset by borrowings under our €250.0 million revolving credit agreement.
Our effective tax rates of 30.0% and 34.0% for the three and nine months ended September 30, 2006, respectively, compared to 32.3% and 33.4% for the same periods in 2005. The decrease in the effective tax rate for the three months ended September 30, 2006 primarily was due to a lower effective tax rate on foreign earnings resulting from a change in the earnings mix. The increase in the effective tax rate for the year-to-date period primarily was due to the lack of a legislative extension of the U.S. research credit that expired on December 31, 2005 and revaluations of state deferred tax balances.
There were no revenues from discontinued operations in the three months ended September 30, 2006, but there were $143.8 million of revenues for the nine months ended September 30, 2006 compared to $121.1 million and $367.7 million for the same periods in 2005. Loss from discontinued operations, net of tax and loss on sale, was $0.5 million and $73.6 million for the three and nine months ended September 30, 2006, respectively, and primarily related to the $12.9 million after-tax loss on the sale of FIIS and A&I businesses and the $60.6 million after-tax impairment charge on the FIIS business recorded in the first quarter of 2006. Income from discontinued operations, net of tax, for the corresponding periods in 2005 was $5.9 million and $24.1 million, respectively. Loss from discontinued operations is net of an income tax benefit of $0.3 million and income tax expense of $11.5 million for the three and nine months ended September 30, 2006, respectively, compared to tax expense of $2.7 million and $12.3 million for the corresponding periods in 2005. We realized a $1.0 million after-tax loss for the nine months ended September 30, 2006 relating to the Telene disposition.
Primarily as a result of the above factors, our diluted income per share from continuing operations was $0.73 and $2.31 for the three and nine months ended September 30, 2006, respectively, as compared to $0.62 and $1.94 for

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
the comparable periods in 2005. Diluted loss per share from discontinued operations was zero and $1.06 for the three and nine months ended September 30, 2006, respectively, compared to diluted income per share from discontinued operations of $0.08 and $0.35 for the comparable periods in 2005. The diluted per share amounts from discontinued operations for the nine months ended September 30, 2006 consisted of $0.01 per share of operating income, excluding an $0.87 per share impairment charge and a $0.20 per share loss on the sale of FIIS, A&I and the Telene businesses. Restructuring and impairment charges reduced earnings per diluted share by $0.03 and $0.07 for the three and nine months ended September 30, 2006, respectively, as compared to $0.01 and $0.12 per share for the comparable periods in 2005.
SEGMENT ANALYSIS
We primarily evaluate performance and allocate resources based on segment operating income, defined as revenues less expenses identifiable to the product lines included within each segment, as well as projected future returns. Segment operating income will reconcile to consolidated income from continuing operations before income taxes by deducting corporate expenses and corporate other income (expense) that are not attributable to the operating segments, restructuring and impairment charges and net interest expense.
The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	Three Months		Nine Months
	Ended September 30, 2006		Ended September 30, 2006
	2006	2005	2006	2005
Revenues:
Lubricant Additives	64%	63%	64%	63%
Specialty Chemicals	36%	37%	36%	37%

Segment Operating Income:
Lubricant Additives	63%	63%	64%	65%
Specialty Chemicals	37%	37%	36%	35%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The operating results by segment for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Periods Ended
	September 30,
(in millions of dollars)	2006	2005	$ Change	% Change
Revenues
Three Months:
Lubricant Additives	$661.3	$567.2	$94.1	17%
Specialty Chemicals	369.7	332.3	37.4	11%

Total	$1,031.0	$899.5	$131.5	15%

Nine Months:
Lubricant Additives	$1,967.3	$1,686.0	$281.3	17%
Specialty Chemicals	1,088.9	1,004.6	84.3	8%

Total	$3,056.2	$2,690.6	$365.6	14%

Gross Profit
Three Months:
Lubricant Additives	$140.7	$132.4	$8.3	6%
Specialty Chemicals	107.4	97.3	10.1	10%

Total	$248.1	$229.7	$18.4	8%

Nine Months:
Lubricant Additives	$441.5	$410.6	$30.9	8%
Specialty Chemicals	316.9	295.6	21.3	7%

Total	$758.4	$706.2	$52.2	7%

Segment Operating Income
Three Months:
Lubricant Additives	$71.6	$67.3	$4.3	6%
Specialty Chemicals	42.5	38.7	3.8	10%

Total	$114.1	$106.0	$8.1	8%

Nine Months:
Lubricant Additives	$236.0	$218.2	$17.8	8%
Specialty Chemicals	135.4	115.3	20.1	17%

Total	$371.4	$333.5	$37.9	11%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Lubricant Additives Segment
Revenues increased 17% for both the three and nine months ended September 30, 2006 compared to the same periods in 2005. The three-month increase primarily was due to a 15% improvement in the combination of price and product mix, a 1% increase in volume and a 1% increase from favorable currency. The nine-month increase primarily was due to a 15% improvement in the combination of price and product mix and a 3% increase in volume, offset by a 1% decrease from unfavorable currency.
Volume patterns vary in different geographic zones. The following table shows our volume by geographic zone for the three and nine months ended September 30, 2006:

	3rd Quarter	Year-to-Date
	2006	2006
	Volume	Volume
North America	39%	38%
Europe	30%	30%
Asia-Pacific / Middle East	24%	26%
Latin America	7%	6%

Total	100%	100%

The following table shows the changes in our volume by geographic zone for the three and nine months ended September 30, 2006 compared with the corresponding periods in 2005:

	3rd Quarter	Year-to-Date
	2006 vs. 2005	2006 vs. 2005
	% Change	% Change
North America	5%	3%
Europe	(4%)	(2%)
Asia-Pacific / Middle East	–	7%
Latin America	11%	8%
Total	1%	3%
The volume growth for both the three-month and nine-month comparative periods primarily occurred in the engine additives business. Year-to-date volume growth remained strong across all zones except Europe. The decrease in volume in Europe for both comparative periods was due in part to a change in a customer sourcing from Europe to North America as well as an unplanned equipment shutdown that shifted customer shipments from the third quarter to the fourth quarter. Volume in the Asia-Pacific/Middle East region for the three-month comparative period was unchanged due to growth in China that was offset by unfavorable customer order patterns and the absence of temporary business gains that we experienced in the third quarter of 2005 when one of our competitors had supply difficulties. Growth in the Asia-Pacific/Middle East region is being driven by China, which now represents our third largest market in terms of volume. The volume growth in Latin America for both periods primarily was driven by stronger demand by our major international customers. We expect the underlying additive industry demand to remain strong for the remainder of 2006.
Segment gross profit increased 6% and 8% for the three and nine months ended September 30, 2006, respectively, compared with the same periods in 2005 as we continued to recover from margin erosion that occurred in prior periods. The Lubricant Additives segment implemented a series of price increases in 2005 and in the first nine months of 2006 in response to continued raw material and manufacturing cost increases. The effective dates of the selling price

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
increases varied by geographic sales zone. As a result, the gross profit increase primarily was due to an improvement in the combination of price and product mix partially offset by a 23% and 21% increase in average material cost for the three and nine months ended September 30, 2006, respectively, as compared with the same periods in 2005. Manufacturing costs on a per-unit-sold basis increased 6% and 3% for the three-month and nine-month comparative periods, respectively. The increase for the three-month comparative period primarily was due to higher operating supplies and outside services. The increase for the nine-month comparative period was due in part to higher utility costs as well as higher operating supplies and outside services. Both periods were impacted by lower depreciation expense and the reclassification of certain expenses from manufacturing to STAR due to a change in organization structure in our European operations.
The gross profit percentage for the segment was 21.3% and 22.5% for the three and nine months ended September 30, 2006, respectively, as compared with 23.4% and 24.4% in the corresponding prior-year periods. Although we were successful in raising selling prices to offset higher cost of sales, the gross profit percentage declined for the comparative periods.
STAR expenses increased 8% for both the three and nine months ended September 30, 2006 compared to the respective prior-year periods. This increase primarily was due to an increase in selling and administrative expenses of $4.3 million and $10.6 million for the three-month and nine-month comparative periods. The higher selling and administrative costs were driven by increases in base and variable compensation expense partially due to a change in the timing of annual salary increases as well as the impact of reclassifying to STAR certain expenses that previously were classified as manufacturing resulting from a change in organization structure in our European operations. The balance of the change in STAR expenses was due to an increase in technical expenses of $1.0 million and $5.3 million for the three-month and nine-month comparative periods, respectively, primarily associated with timing of our engine additives business testing programs.
Other income for the segment was impacted favorably by $1.8 million and $6.7 million, in the three and nine months ended September 30, 2006, respectively, related to the settlement of an insurance claim, several other commercial matters in which the company was a claimant as well as the gain on sale of property.
Segment operating income increased 6% and 8% for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005 due to the factors discussed above.
Specialty Chemicals Segment
Revenues for the Specialty Chemicals segment increased 11% in the three months ended September 30, 2006 and 8% in the nine months ended September 30, 2006 compared with the same periods in the prior year. The increase for the three-month period was due to an 8% increase in volume, 2% improvement in the combination of price and product mix and 1% favorable currency impact. The increase for the nine-month period was due to a 7% increase in volume and a 2% improvement in the combination of price and product mix partially offset by a 1% unfavorable currency impact. The improvement in the combination of price and product mix for the three-month and nine-month periods primarily occurred in our consumer specialties product line.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Volume patterns vary in different geographic zones. The following table shows our volume by geographic zone for the three and nine months ended September 30, 2006:

	3rd Quarter	Year-to-Date
	2006 Volume	2006 Volume
North America	64%	66%
Europe	17%	18%
Asia-Pacific / Middle East	14%	12%
Latin America	5%	4%

Total	100%	100%

The following table shows the changes in our volume by geographic zone for the three and nine months ended September 30, 2006 compared with the corresponding periods in 2005:

	3rd Quarter	Year-to-Date
	2006 vs. 2005	2006 vs. 2005
	% Change	% Change
North America	3%	3%
Europe	5%	3%
Asia-Pacific / Middle East	29%	31%
Latin America	60%	24%
Total	8%	7%
All three product lines had increases in volume in North America for the three and nine months ended September 30, 2006 compared to the same periods in 2005 with the exception of our performance coatings product line in the three-month period. The increase in our specialty materials product line for both periods was due to increased customer demand in both Estane® thermoplastic polyurethane business (Estane) and TempRite® CPVC business (TempRite). TempRite benefited from continued conversions from metals to plastics in both periods. The increase in the consumer specialties product line for both periods primarily was due to increased customer demand in our surfactants business and tolling sales to the buyer of our FIIS business. We believe the decrease in our performance coatings product line for the three months ended September 30, 2006 primarily was due to the migration of the textiles industry from North America to China and the absence of temporary business gains that we experienced in the third quarter of 2005 when one of our competitors had supply difficulties. The increase in our performance coatings product line for the nine months ended September 30, 2006 was due to increased customer demand.
The increase in Europe for the three months ended September 30, 2006 represented business gains in our performance coatings product line, predominately in the textiles market due to customer demand and market share gains. The increase in Europe for the nine-month period primarily was due to our performance coatings and specialty materials product lines and partially was offset by a decrease in our consumer specialties product line. The increase in our performance coatings product line primarily was due to customer demand and market share gains in the textiles market and customer demand in the paints and coatings market. The increase in our specialty materials product line was due to market share gains in Estane and business gains in TempRite where we are seeing continued conversions from metals to plastics. The decrease in our consumer specialties product line represents market share loss in the specialty monomers business included in this product line. The increase in Asia-Pacific / Middle East volume for the three and nine months ended September 30, 2006 primarily was due to higher customer demand and market share gains in both Estane and the performance coatings product line, predominately in the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
textiles market. We also experienced higher customer demand in TempRite particularly in the Middle East and India.
Segment gross profit increased $10.1 million, or 10%, for the three months ended September 30, 2006 compared with the same period in 2005 and increased $21.3 million, or 7%, for the nine months ended September 30, 2006 compared to the same periods in 2005. The increase in segment gross profit for both the three-month and nine-month periods ended September 30, 2006 primarily was the result of higher revenues due to the increase in volume and improvement in the combination of price and product mix partially offset by higher average raw material cost and manufacturing costs. Average raw material cost increased 6% for the three months ended September 30, 2006 compared with the same period in 2005. Manufacturing costs were higher for the three-month period primarily due to higher volume, unfavorable currency impact and the impact of reclassifying certain expenses from STAR to manufacturing resulting from a change in organization structure in our European operations. Average raw material cost increased 4% for the nine months ended September 30, 2006 compared with the same period in 2005. Manufacturing costs were higher for the nine-month period primarily due to higher utility costs, the impact of reclassifying certain expenses from STAR to manufacturing resulting from a change in organization structure in our European operations and higher volume partially offset by favorable currency impact.
The gross profit percentage for this segment was 29.1% for both the three and nine months ended September 30, 2006 compared with 29.3% and 29.4% in the corresponding prior-year periods. The decrease in the gross profit percentage for the three-month and nine-month periods was due to higher average raw material cost partially offset by an improvement in the combination of price and product mix.
STAR expenses increased $6.4 million, or 12%, for the three months ended September 30, 2006 compared with the same period in 2005 and increased $2.4 million, or 1%, for the nine months ended September 30, 2006 compared with the same period in 2005. The increase in STAR for the three-month period was due to higher variable and base compensation, increased hiring to support growth initiatives and unfavorable currency partially offset by the impact of reclassifying certain expenses from STAR to manufacturing as a result of a change in organization structure in our European operations. In addition, we commenced spending on an ERP system in connection with the integration of Noveon International, Inc. into our global information systems platform. The increase in STAR for the nine-month period was due to higher variable and base compensation and increased hiring to support growth initiatives partially offset by the impact of reclassifying certain expenses from STAR to manufacturing as a result of a change in organization structure in our European operations, the impact of favorable currency and reductions in bad debt expense.
Segment operating income increased $3.8 million and $20.1 million for the three and nine months ended September 30, 2006 compared with the same periods in 2005. The increase in segment operating income for both periods was primarily due to the increase in segment gross profit as described above partially offset by the increase in STAR expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the major components of cash flow:

	Nine Months Ended September 30,
(in millions of dollars)	2006	2005	$ Change
Cash provided by (used for):
Operating activities	$245.1	$283.8	$(38.7)
Investing activities	189.4	(74.5)	263.9
Financing activities	(145.2)	(281.6)	136.4
Effect of exchange-rate changes on cash	8.0	(10.7)	18.7

Net increase (decrease) in cash and short-term investments	$297.3	$(83.0)	$380.3

Operating Activities
The decrease in cash provided by operating activities in the nine months ended September 30, 2006 compared with the prior year primarily related to the payment of accounts payable of approximately $27.0 million that were retained at the closing of the FIIS divestiture. An increase in material costs and payment timing differences in accounts payable and accrued expenses also contributed to the reduction in cash provided by operating activities.
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
Investing Activities
Our capital expenditures for the nine months ended September 30, 2006 were $91.2 million, as compared with $91.5 million for the same period in 2005. We expect our rate of spending on capital expenditures will increase significantly in the fourth quarter as we complete the construction of a new manufacturing unit in France to replace some of the manufacturing capability lost with the closure of the Bromborough, United Kingdom plant. In 2006, we estimate annual capital expenditures will be approximately $135.0 million including approximately $5.1 million in discontinued operations spending.
The sales of FIIS and A&I were completed on May 1, 2006 and May 23, 2006, respectively. In consideration for the FIIS and A&I businesses, the company received net cash proceeds of approximately $255.6 million and $10.4 million, respectively. The Telene sale was completed in February 2006 for net cash proceeds of $6.2 million. The FIIS sale resulted in a taxable gain of approximately $70.0 million, which will be offset by our remaining net operating loss carryforwards.
Financing Activities
Cash used for financing activities decreased $136.4 million in the nine months ended September 30, 2006 compared to the same period in 2005. The cash used for financing activities of $145.2 million in the nine months ended September 30, 2006 primarily was due to repayments of long-term debt and the payment of dividends, partially

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
offset by proceeds from the exercise of stock options. This compares to $281.6 million used for financing activities in the same period in 2005 primarily due to repayments of long-term debt and the payment of dividends, partially offset by borrowings under our Euro revolving credit facility and proceeds from the exercise of stock options.
Capitalization, Liquidity and Credit Facilities
At September 30, 2006, our total debt outstanding of $1,572.6 million consisted of 65% fixed-rate debt and 35% variable-rate debt, including $400.0 million of fixed-rate debt that has been effectively swapped to a variable rate. Our weighted-average interest rate as of September 30, 2006 was approximately 5.8%.
Our net debt to capitalization percentage at September 30, 2006 was 38%. Net debt is the total of short-term and long-term debt, reduced by cash and short-term investments excluding original issue discounts and unrealized gains and losses on derivative instruments designated as fair-value hedges of fixed-rate debt. Capitalization is shareholders’ equity plus net debt. Total debt as a percent of capitalization was 48% at September 30, 2006.
Our ratio of current assets to current liabilities was 2.6 at September 30, 2006.
On September 20, 2006, we amended our five-year unsecured committed U.S. bank credit agreement to reduce the revolving credit facility from $500.0 million to $350.0 million and extend the maturity date to September 2011. In addition, as of September 20, 2006, our direct and indirect domestic subsidiaries were released as guarantors under the credit agreement, and we are no longer subject to any investment or acquisition restrictions. This credit facility allows us to borrow at variable rates based upon the U.S. prime rate or LIBOR plus a specified credit spread. As of September 30, 2006, we had no outstanding borrowings under this agreement.
In addition, at September 30, 2006, two of our wholly owned foreign subsidiaries had a €250.0 million revolving credit facility that matures in September 2010. This credit agreement permits these foreign subsidiaries to borrow at variable rates based on EURIBOR plus a specified credit spread. We have guaranteed all obligations of the borrowers under the credit agreement. As of September 30, 2006, we had outstanding borrowings of €105.0 million under this agreement. On September 20, 2006, we amended this credit agreement such that we are no longer subject to any investment or acquisition restrictions. No other terms or conditions of the agreement were modified.
The cash balance of $559.7 million at September 30, 2006 likely will be used to fund ongoing operations, pay down debt and pursue acquisition opportunities. Given the call premium on our long-term debt, it is unlikely that we will reduce debt significantly before our next scheduled maturity, which is in late 2008. Therefore, it is possible that we will carry excess cash for the next two years.
Contractual Cash Obligations
Our contractual cash obligations as of December 31, 2005 are contained on page 21 of our 2005 Annual Report to shareholders. During the nine months ended September 30, 2006, we had an increase of approximately $44.3 million in our non-cancelable purchase commitments to $197.9 million. The increase primarily was due to increases in raw material costs and new purchase commitments entered into during the first nine months of the year. Other than the non-cancelable purchase commitments increase, we do not believe there have been any significant changes since December 31, 2005 in our contractual cash obligations information. The non-cancelable purchase commitments by period at September 30, 2006 are $24.0 million, $112.5 million, $51.0 million and $10.4 million for the 2006, 2007-2008, 2009-2010 and 2011 and later periods, respectively.
Our debt level will require us to dedicate a portion of our cash flow to make interest and principal payments, thereby reducing the availability of our cash flow for acquisitions or other purposes. Nevertheless, we believe our future operating cash flows will be sufficient to cover our debt repayments, capital expenditures, dividends and other obligations and that we have untapped borrowing capacity that can provide us with additional financial resources. We currently have a shelf registration statement filed with the Securities and Exchange Commission (SEC) under which $359.8 million of debt securities, preferred shares or common shares may be issued. In addition, as of September

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
30, 2006, we maintained cash and short-term investment balances of $559.7 million and had $350.0 million available under our revolving U.S. credit facility and another €145.0 million available under our revolving European facility.
NEW ACCOUNTING STANDARDS
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a plan’s funded status in comprehensive income in the year in which the changes occur. SFAS No. 158’s requirement to recognize a plan’s funded status and new disclosure requirements are effective for us as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of our fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We currently are evaluating the impact of this recently issued standard on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expands disclosure about fair value measurements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but simplifies and codifies related guidance within GAAP. SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. We currently are evaluating the impact of this recently issued standard on our consolidated financial statements.
In September 2006, the SEC released Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires registrants to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior-year errors that previously had been considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, a cumulative-effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB No. 108 is effective for us for the fiscal year ending December 31, 2006. Our adoption of this standard is not expected to have a material impact on our consolidated financial statements.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), that prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, a contingent tax asset only will be recognized if it is more likely than not that a tax position ultimately will be sustained. After this threshold is met, a tax position is reported at the largest amount of benefit that is more likely than not to be realized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We currently are evaluating the impact of this recently issued Interpretation on our consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123R. This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
to Employees,” and applies to all awards granted, modified, repurchased or cancelled after July 1, 2005. In April 2005, the SEC amended the compliance date of SFAS No. 123R through an amendment of Regulation S-X. We adopted SFAS No. 123R on January 1, 2006. We expect the adoption of SFAS No. 123R to incrementally increase before tax compensation expense by approximately $3.0 million during 2006.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of “normal capacity” and requires the allocation of fixed-production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard was effective for inventory costs incurred starting January 1, 2006. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.
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
We believe that the following factors, among others, could affect our future performance and cause our actual results to differ materially from those expressed or implied by forward-looking statements made in this quarterly report:
•	the cost, availability and quality of raw materials, including petroleum-based products;
•	our ability to increase and maintain the prices of our products in a competitive environment;
•	the effect of required principal and interest payments on our ability to fund capital expenditures and acquisitions and to meet operating needs;
•	the overall global economic environment and the overall demand for our products on a worldwide basis;
•	technology developments that affect longer-term trends for our products;
•	the extent to which we are successful in expanding our business in new and existing markets;
•	our ability to identify, complete and integrate acquisitions for profitable growth and operating efficiencies;
•	our success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer expectations;
•	our ability to implement the ERP system successfully, including the management of project costs, its timely completion and realization of its benefits;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•	our ability to continue to reduce complexities and conversion costs and modify our cost structure to maintain and enhance our competitiveness;
•	our success in retaining and growing the business that we have with our largest customers;
•	the cost and availability of energy, including natural gas and electricity;
•	the effect of interest rate fluctuations on our interest expense;
•	the effects of fluctuations in currency exchange rates upon our reported results from international operations, together with non-currency risks of investing in and conducting significant operations in foreign countries, including those relating to political, social, economic and regulatory factors;
•	the extent to which we achieve market acceptance of our commercial development programs;
•	significant changes in government regulations affecting environmental compliance; and
•	our ability to identify, understand and manage risks inherent in new markets in which we choose to expand.
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
Our primary interest rate exposures relate to our cash and short-term investments, fixed-rate and variable-rate debt and interest rate swaps. The calculation of potential loss in fair value is based on an immediate change in the net present values of our interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flow and income before tax is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% increase in interest rates would have had a favorable impact and a hypothetical 10% decrease in interest rates would have had an unfavorable impact on fair values of $40.3 million and $43.7 million at September 30, 2006 and 2005, respectively. In addition, a hypothetical 10% increase in interest rates would have had an unfavorable impact and a hypothetical 10% decrease in interest rates would have had a favorable impact on cash flows and income before tax of $1.5 million and $2.1 million in 2006 and 2005, respectively, on an annualized basis.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
Our primary currency exchange rate exposures are to foreign currency-denominated debt, intercompany debt, cash and short-term investments and forward foreign currency exchange contracts. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our currency exposures due to a 10% shift in exchange rates. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% increase in currency exchange rates would have had an unfavorable impact and a hypothetical 10% decrease in currency exchange rates would have had a favorable impact on fair values of $0.4 million at September 30, 2006. In addition, a hypothetical 10% increase in currency exchange rates would have had a favorable impact and a hypothetical 10% decrease in currency exchange rates would have had an unfavorable impact on fair values of $9.2 million at September 30, 2005. Further, a hypothetical 10% increase in currency exchange rates would have had an unfavorable impact and a hypothetical 10% decrease in currency exchange rates would have had a favorable impact on annualized cash flows of $20.9 million and $22.9 million and on annualized income before tax of $3.7 million and $8.5 million in 2006 and 2005, respectively.
Our primary commodity hedge exposures relate to natural gas and electric utility expenses. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our commodity exposures due to a 10% shift in the underlying commodity prices. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in commodity prices. A hypothetical 10% increase in commodity prices would have had a favorable impact and a hypothetical 10% decrease in commodity prices would have had an unfavorable impact on fair values, and on annualized cash flows and income before tax of $0.4 million and $0.9 million in 2006 and 2005, respectively.
Item 4. Controls and Procedures
As of the end of the period covered by this quarterly report (September 30, 2006), we carried out an evaluation, under the supervision and with the participation of the company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of such period, our disclosure controls and procedures were effective and designed to ensure that all material information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting identified in the evaluation described in the preceding paragraph that occurred during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
There are no material changes from risk factors as disclosed previously in our Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	On July 1, 2006, we issued 294 common shares in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to one former officer under a deferred compensation plan for officers.

On July 13, 2006, we issued 363 common shares in transactions exempt from registration under the Securities Act of 1933 pursuant to Regulation S. We issued the common shares to one employee of a wholly owned United Kingdom subsidiary of the company under an employee benefit plan.

On August 1, 2006, we issued 581 common shares in a transaction exempt from registration under the Securities Act of 1933 pursuant to Regulation S. We issued the common shares to one employee of a wholly owned United Kingdom subsidiary of the company under an employee benefit plan.

On September 1, 2006, we issued 197 common shares in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to one former officer under a deferred compensation plan for officers.

(c)	The following table provides information regarding the company’s purchases of its common shares during the third quarter.

				Maximum Number
			Total Number	(or Approximate Dollar
			of Shares (or Units)	Value) of Shares (or
	Total Number of	Average Price	Purchased as Part of	Units) that May Yet be
	Shares (or Units)	Paid per Share	Publicly Announced	Purchased Under the
Period	Purchased[1]	(or Unit)	Plans or Programs	Plans or Programs
Month #1 (July 1, 2006 through July 31, 2006)	117 Shares	$39.85	N/A	N/A
Month #2 (August 1, 2006 through August 31, 2006)	284 Shares	$42.99	N/A	N/A
Month #3 (September 1, 2006 through September 30, 2006)	79 Shares	$43.49	N/A	N/A

Total	480 Shares

[1]	This column represents common shares that were purchased by the company pursuant to:
(a)	our option plan, whereby participants exchange already owned shares to us to pay for the exercise price of an option or whereby we withhold shares upon the exercise of an option to pay the withholding taxes on behalf of the employee.

(b)	our deferred compensation plans, whereby we withhold shares upon a distribution to pay the withholding taxes on behalf of the employee.
Item 6. Exhibits
10.1	The Lubrizol Corporation Financial Planning Program.

10.2	Named Executive Officer Salary Increases during 2006 (incorporated by reference to The Lubrizol Corporation’s Current Reports on Form 8-K filed with the SEC on July 13, 2006 and September 29, 2006).

Item 6. Exhibits (continued)
10.3	Amendment No. 2 to the Credit Agreement among The Lubrizol Corporation, the banks, financial institutions and other institutional lenders who are parties to the Credit Agreement dated as of August 24, 2004, as amended and restated as of March 29, 2005, and as further amended as of August 23, 2005, and Citicorp North America, Inc., as agent (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on September 22, 2006).

10.4	Letter Amendment dated as of September 20, 2006 among Lubrizol Holdings France S.A.S. (formerly known as Noveon Holdings France S.A.S.) and Noveon Europe BVBA (collectively, the “Borrowers”), The Lubrizol Corporation, the Lenders named therein, ABN AMRO Bank N.V. as agent, to the Five Year Credit Agreement dated as of September 14, 2005 among the Borrowers, The Lubrizol Corporation, the Initial Lenders named therein, AMB AMRO Bank N.V., Calyon, Citigroup Global Markets Inc. and Fortis Capital Corp. (incorporated by reference to Exhibit 10.2 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on September 22, 2006).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LUBRIZOL CORPORATION
/s/ W. Scott Emerick
W. Scott Emerick
Chief Accounting Officer and Duly Authorized Signatory of The Lubrizol Corporation

Date: November 3, 2006