Form 10-K
period 2006-12-31
LUBRIZOL CORP
filed 2007-02-28
CIK 60751

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act of 1933.
Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer: ☑       Accelerated filer: ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value (on basis of closing sale price) of voting stock held by nonaffiliates as of June 30, 2006: $2,722,535,900.
Number of the registrant’s Common Shares, without par value, outstanding as of February 15, 2007: 69,160,429.
Documents Incorporated by Reference
Portions of the registrant’s 2006 Annual Report to its shareholders (Incorporated into Part I and II of this Form 10-K)
Portions of the proxy statement for the 2007 Annual Meeting of Shareholders (Incorporated into Part III of this Form 10-K)

PART I
ITEM 1. BUSINESS
References to “Lubrizol”, the “company”, “we”, “us” or “our” refer to The Lubrizol Corporation and its subsidiaries, except where the context makes clear that the reference is only to The Lubrizol Corporation itself and not its subsidiaries.
Overview
     We are an innovative specialty chemical company that produces and supplies technologies that improve the quality and performance of our customers’ products in the global transportation, industrial and consumer markets. Our business is founded on technological leadership. Innovation provides opportunities for us in growth markets as well as advantages over our competitors. From a base of approximately 1,700 patents, we use our product development and formulation expertise to sustain our leading market positions and fuel our future growth. We create additives, ingredients, resins and compounds that enhance the performance, quality and value of our customers’ products, while minimizing their environmental impact. Our products are used in a broad range of applications, and are sold into stable markets such as those for engine oils, specialty driveline lubricants and metalworking fluids, as well as higher-growth markets such as personal care and over-the-counter pharmaceutical products and performance coatings and inks. Our specialty materials products also are used in a variety of industries, including the construction, sporting goods, medical products and automotive industries.
     We are an industry leader in many of the markets in which our product lines compete. We also produce products with well-recognized brand names, such as Anglamol® (gear oil additives), Carbopol® (acrylic thickeners for personal care products), Estane® (thermoplastic polyurethane) and TempRite® (engineered polymers resins and compounds used in plumbing, industrial and fire sprinkler systems).
     We are geographically diverse, with an extensive global manufacturing, supply chain, technical and commercial infrastructure. We operate facilities in 29 countries, including production facilities in 20 countries and laboratories in 13 countries, in key regions around the world through the efforts of more than 6,700 employees. We derived approximately 45% of our consolidated total revenues from North America, 29% from Europe, 20% from the Asia/Pacific and the Middle East region and 6% from Latin America. We sell our products in more than 100 countries and believe that our customers recognize and value our ability to provide customized, high quality, cost-effective performance formulations and solutions worldwide. We also believe our customers value highly our global supply chain capabilities.
     Our consolidated results for the year ended December 31, 2006 included total revenues of $4,040.8 million. We have generated consistently strong cash flows from our diverse product lines, leading market positions, disciplined capital expenditure programs and working capital management. We believe our strong cash flow will enable us to maintain our leading market positions and to invest in targeted growth strategies while continuing to reduce indebtedness.
     We are organized into two operating and reporting segments. We made the final determination in January 2007 to change the names of our two reporting segments. The new segment names are Lubrizol Additives, previously known as Lubricant Additives, and Lubrizol Advanced Materials, previously known as Specialty Chemicals. The change was in name only as the management structure of the segments and product lines included in each segment remain unchanged.
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
Acquisitions and Divestitures
     On February 7, 2007, we acquired a broad line of additive products in the metalworking markets worldwide from Lockhart Chemical Company (Lockhart), a private company with headquarters in Gibsonia, Pennsylvania. We purchased Lockhart’s entire metalworking product line, which includes: natural, synthetic and gelled sulfonates;

emulsifier packages; corrosion inhibitors and lubricity agents; grease additives; oxidates; esters; soap; semi-finished coatings; and rust preventatives. In 2006, these product lines had annualized revenues of approximately $20.0 million.
     In May 2006, we sold the food ingredients and industrial specialties business (FIIS) and the active pharmaceutical ingredients and intermediate compounds business (A&I), both of which were included in the Lubrizol Advanced Materials segment. A&I and most of the FIIS divestiture reported in to the Noveon consumer specialties product line, while a small portion of the FIIS divestiture reported into the performance coatings product line. We recorded a $15.9 million after-tax loss on the sale of these divested businesses.
     In February 2006, we sold certain assets and liabilities of Noveon International, Inc.’s Telene® resins business (Telene), which was included in the Lubrizol Advanced Materials segment.
     In December 2005, we sold certain assets, liabilities and stock of our Engine Control Systems (ECS) business, with facilities located in Canada, the United States and Sweden. In September 2005, we sold certain assets and liabilities of our U.S. and U.K. Lubrizol Performance Systems (LPS) operations. Both of these businesses had been included in the Lubrizol Additives segment.
     On June 3, 2004, we acquired Noveon International, Inc. (Noveon International) a leading global producer and marketer of technologically advanced specialty materials and chemicals used in the industrial and consumer markets.
     In January 2004, we acquired the coatings hyperdispersants business from Avecia for cash totaling $129.7 million, including transaction costs of $2.2 million. This business is included in the Lubrizol Advanced Materials segment and develops, manufactures and markets high-value additives that are used in coatings and inks.
Business Segments
     The Lubrizol Additives segment represents 64% of our 2006 consolidated revenues and is comprised of our businesses in engine additives and driveline and industrial additives. The Lubrizol Advanced Materials segment represents 36% of our 2006 consolidated revenues and is comprised of the businesses of the acquired Noveon International and our former performance chemicals product group.

     The following chart summarizes the product groupings within each of our key product lines.
The Lubrizol Corporation
Lubrizol Additives Segment
     The Lubrizol Additives segment is the leading global supplier of additives for transportation and industrial lubricants. We pioneered the development of lubricant additives over 75 years ago and continue to maintain leadership in what we estimate to be an $8.0 billion industry. Our customers rely on our products to improve the performance and lifespan of critical components, such as engines, transmissions and gear drives for cars, trucks, buses, off-highway equipment, marine engines and industrial applications.
     For the year ended December 31, 2006, the Lubrizol Additives segment generated revenues of $2,600.5 million and segment operating income of $306.1 million.
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
     During 2006, we had two primary product lines within our Lubrizol Additives segment: engine additives and driveline and industrial additives.
     Engine Additives. Our engine additives products hold a leading global position for a wide range of additives for lubricating engine oils, such as for gasoline, diesel, marine and stationary gas engines. We also produce additives for fuel and refinery and oilfield chemicals. In addition, this product line sells additive components and viscosity improvers within its lubricant and fuel additives product areas. Our customers, who include major global and regional oil companies, refineries and specialized lubricant producers and marketers, blend our additive products with their base oil and distribute the finished lubricant to end users via retail, commercial or vehicle original equipment manufacturer (OEM) channels. Passenger car motor oils and diesel engine oils are approximately 80% of our engine additive sales. In 2006, our engine additives products generated total revenues of $1,665.4 million.
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
     Driveline and Industrial Additives. We are a global supplier of specialty driveline and industrial oil additive products for use in driveline and industrial applications. This product line also provides outsourcing services for supply chain and knowledge center management. In 2006, our driveline and industrial additives generated total revenues of $935.1 million.
     Driveline Additives
     Our driveline additives products include additives for driveline oils, such as automatic transmission fluids, gear oils and tractor lubricants. Relative to engine oils, specialty driveline additives are more complex formulations that carry higher average pricing and value and have longer product life cycles. We sell our products to major global and regional oil companies, specialized lubricant producers and marketers. Our customers use our products to blend with their lubricant fluids and distribute the finished lubricant to end users via retail, commercial or vehicle OEM channels. The specialty driveline additives industry is characterized by well-established product lines that meet OEM specifications and carry OEM approvals.
     Industrial Additives
     Our industrial oil additives products include additives for hydraulic lubricants, metalworking fluids, industrial gear oils and grease, as well as compressor lubricants. We sell our products to major global and regional oil companies, specialized lubricant producers and marketers. Our customers use our products to blend with their fluid products and distribute the finished lubricant to end users via retail, commercial or OEM channels. Because our products are sold to industrial end-markets, our industrial oil additives products are exposed to economic cycles more than other products within the Lubrizol Additives segment.
     The following is a list of representative uses for and a description of our driveline and industrial oil additives products:

Category	Product/Brand	Description
Driveline and Industrial Additives	Driveline additives for automatic transmission fluids, gear oils and farm tractor fluids	Additives that provide multiple and complex performance properties, including reducing friction in order to prevent wear of transmissions, gears and farm tractor components.

	Additives for industrial fluids, including hydraulics, metalworking, industrial gear, grease and compressor fluids	A wide range of additives to meet the lubricant performance requirements of industrial equipment.
Lubrizol Advanced Materials Segment
     The Lubrizol Advanced Materials segment represents a diverse portfolio of performance chemicals used in consumer and industrial applications, such as ingredients for personal care and pharmaceutical products, emulsions and additives for coatings and inks, and specialty plastics and materials.
     For the year ended December 31, 2006, the Lubrizol Advanced Materials segment generated revenues of $1,440.3 million and segment operating income of $167.6 million.
     We have three primary product lines within our Lubrizol Advanced Materials segment: Noveon consumer specialties, performance coatings and engineered polymers.
     Noveon Consumer Specialties. We are a global producer of specialty chemicals targeting the personal care and pharmaceutical industries. Key products include Carbopol acrylic thickeners, film formers, fixatives, emollients, silicones, botanicals and process chemicals. In 2006, our Noveon consumer specialties products generated total revenues of $373.5 million.
     We are a global producer of specialty chemicals targeting the personal care and pharmaceutical industries. Our products impart physical and sensory properties, such as texture, stability and thickness to products, including lotions, shampoos, hair gels, cosmetics and personal and oral hygiene products. Key products in this area include selected functional specialties and formulation additives such as specialty surfactants, methyl glucoside and lanolin derivatives, and acrylic thickeners, specialty monomers, film formers and fixatives. Our products are an important component of the functionality and aesthetics of the end product, but typically represent a small portion of the customer’s total product costs. Key product families include:
•	Carbopol acrylic thickener, which is a global leader in synthetic thickeners due to its efficient stabilizing properties and superior thickening capabilities. Primary end-uses in the personal care industry include hair care, skin care and personal and oral hygiene products. Pharmaceutical primary end-uses include topical and controlled-release applications.

•	Methyl glucoside and lanolin derivatives that enhance the functional and aesthetic properties of personal care products by delivering characteristics such as emulsification, thickening and moisturizing, as well as imparting the elegant feel to lotions and creams.

•	AMPS® specialty monomers that are used in the manufacture of polymers for a variety of applications such as dishwashing detergents to reduce spotting, skin creams to improve lubricity and feel, medical gels for defibrillator pads to enhance conductivity, and coatings and adhesives to improve adhesion.

•	Specialty surfactants and additives that enhance the functional and aesthetic properties of personal care products and household and industrial cleaners by improving characteristics such as foaming, cleansing, conditioning and mildness. Surfactants primarily are used in hair care products, such as shampoos and body washes.
     The following is a list of representative uses for and a description of our personal care and pharmaceuticals products:

Category	Product/Brand	Description
Personal Care and Pharmaceuticals	Carbopol®	Acrylic thickener, which imparts stability and improves aesthetics. Often used as a controlled release agent.

	Pemulen®	Polymeric emulsifier reducing formulation irritancy and providing unique sensory properties.

	Avalure®	Polymers for color cosmetics and skin care.

	Specialty silicones	Polymers affecting slip-and-feel.

	Fixate®	Resin for hair styling.

	Emollients	Improve skin feel and appearance.

	Botanical extracts	Specialty additives for cosmetic and skin care formulations.

	Methyl glucoside derivatives, including Glucamate®	Natural thickeners, emulsifiers and moisturizers for shampoos, liquid cleansers, face and body creams and lotions.

	Lanolin derivatives	Natural emollients, emulsifiers and conditioners for creams, lotions and color cosmetics.

	AMPS® monomers	Specialty monomer for high performance polymers.

	Specialty surfactants, including Sulfochem®	Enhance cleansing, foaming and moisturizing of shampoos, body washes and industrial and household cleaners.

	Polycarbophil	Active agent for bulk laxatives.

	Cassia gum	Gelling agents for human food (Japan) and pet food.
     Performance Coatings. We are a leading supplier of specialty resins and additives for the coatings and ink markets worldwide. We offer a wide range of products for formulating paints, coatings and inks. In 2006, our performance coatings products generated total revenues of $543.7 million.
     Our business strategy for performance coatings is centered on our ability to formulate and compound polymer emulsions to create customized solutions meeting the specific needs of our customers. The performance coatings product line includes high-performance polymers and additives for specialty paper, graphic arts, paint and textile coating applications.

     Specialty Resins and Polymers
     Our water-based polymer emulsions and dispersions, including resins and auxiliaries, are used in the production of high-end paint and coatings for wood, paper, metal, concrete, plastic, textiles and other surfaces. Our acrylic emulsions and polyurethane dispersions, which are environmentally attractive substitutes for solvent-based and hydrocarbon products, are valued for the superior gloss and durability properties they provide. In addition, our polymers are used as ink vehicles, overprint varnishes and functional coatings for specialty paper, printing and packaging applications. We supply acrylic emulsions used to improve the appearance, texture, durability and flame retardance of high-end specialty textiles sold to the home furnishings and technical fabrics industries. In addition to water-based polymers, we specialize in unique, non-aqueous acrylic and other proprietary polymer resins for the paint and coatings, printing ink, laminating, adhesives and sealants markets. These value-added Doresco® specialty resins not only function as carriers for pigment, but also provide surface protection and adhesion properties. We work closely with our customers to develop resins that address their specific needs.
     The following is a list of representative uses for and a description of our resins and polymer products:

Category	Product-line	Description
Specialty Resins and Polymers	Acrylic Emulsions, Polyurethane Dispersions and Other Water-based Systems, Hycar®, Sancure®, Algan®, Performax®	Provide superior gloss and durability properties to paints and coatings. End markets include wood, paper, metal, concrete, plastic and textiles.

	Acrylic and Other Polymer Resins, Doresco®	Function as carriers for pigments, and provide surface protection and adhesion properties. End-markets include paint and coatings, printing ink, laminating, adhesives and sealants.
     Coating Additives
     Our additives for coatings and inks are used to enhance the appearance and durability of coatings in architectural and industrial uses, as well as to improve their processing and application characteristics. Additives such as pigment dispersants enhance the processing and performance of printing ink, while also maximizing color strength and stability in coatings and plastics. We expanded this product line by purchasing the dispersants business of Avecia in January 2004. We are a leading global supplier of surface modifiers that improve the abrasion resistance properties, gloss, leveling and film characteristics of printing ink and coatings. Our products include:
•	High-performance hyperdispersants for coatings, inks, thermoplastics and thermoset composites. We are a world leader in polymeric hyperdispersant technology, sold under the Solsperse® and Solplus® trade names. Hyperdispersants improve the dispersion of almost any solid particulate (including pigments, fillers, flame retardants and fibers) into almost any liquid medium (water, solvents and resins). They are primarily used to achieve even color saturation. They enrich and strengthen color, while reducing production costs and solvent emissions. We also produce Ircosperse® pigment dispersants for coatings and COLORBURST™ pigment dispersants for printing inks.

•	Surface modifiers improve the performance of industrial, architectural, can, coil, wood and powder coatings by enhancing and protecting surfaces. Lanco®, Lanco® Glidd, Lanco® Matt and Aquaslip™ surface modifiers impart a variety of properties to a coating, including enhanced slip, improved abrasion and scratch resistance, matting, texturing and a silky, soft feel.

•	Rheology control additives improve the performance of coatings by providing thickening, sag control, pigment anti-settling and improved surface appearance. Rheology control additives are sold under the brand names Ircothix®, Ircogel® and Solthix®.

•	Specialized additives for inks improve rub resistance properties and film characteristics.
     The following is a list of representative uses for and a description of our coating additives products:

Category	Product/Brand	Description
Coating Additives	Dispersants,Solsperse® Ircosperse®, COLORBURST™	Improve the dispersion of solid particulates into liquid mediums. End-markets include paints and printing inks.

	Surface Modifiers Lanco®, Lanco® Glidd, Lanco® Matt, Aquaslip™	Impart a variety of properties to a coating, including enhanced slip, improved abrasion and scratch resistance, matting and texturing. End markets include industrial, architectural, can and coil, wood and powder coatings.

	Rheology Control Additives, Ircothix®, Ircogel® and Solthix®	Provide thickening, sag control and improved surface appearance of coatings.

	Specialized Additives for Inks, Duotron®, Liquitron®, Fluotron®	Improve the processing, performance and rub resistance properties.
     Engineered Polymers. We are a leading global supplier of engineered polymers (EP) resins and compounds sold under the trademark TempRite. Applications for TempRite resins and compounds include piping for residential and commercial plumbing and fire sprinkler systems. In addition to TempRite, we are also a leading producer of thermoplastic polyurethane (TPU) sold under the trademark Estane. Applications for Estane TPU include plastic film and sheet for various coatings processes. In 2006, the engineered polymers product line generated total revenues of $523.1 million.
     TempRite Engineered Polymers
     TempRite EP is a technologically advanced heat, fire and chemical resistant polymer that we developed to serve technically demanding applications not well served by traditional PVC and other commodity plastics. Our TempRite EP is sold to customers who produce plastic piping for residential and commercial plumbing, fire sprinkler systems and industrial piping applications. TempRite EP piping has inherent advantages over copper and other metals due to its heat and corrosion resistance, increased insulation properties, mold resistance, ease of installation and lower installed cost. We market our branded TempRite EP products for specific applications: FlowGuard® and FlowGuard Gold® for residential and commercial plumbing, BlazeMaster® for fire sprinkler systems and Corzan® for industrial piping. We believe we have built strong end-user awareness of our brands by using a sales force that markets directly to builders, contractors, plumbers, architects, engineers and building owners.
     In 2001, Noveon International purchased select assets and technology to manufacture PEX compounds, further used to produce PEX pipe. TempRite PEX enables us to add a flexible piping compound to our rigid piping product offering. TempRite PEX is a small but growing product for applications that demand flexible piping systems.
     In January 2007, TempRite EP introduced two new piping products, FlowGuard Gold® Bendable and FlowGuard™ Flex. Both products are used in residential and commercial plumbing.
     The following is a list of representative uses for and a description of our EP and PEX products:

Category	Product/Brand	Description
EP	TempRite®	Residential plumbing

	FlowGuard®	Residential and commercial plumbing

	FlowGuard Gold®	Residential and commercial plumbing

	Corzan®	Industrial and commercial piping

	BlazeMaster®	Fire sprinkler piping

PEX	TempRite®	Flexible piping systems

     Estane Engineered Polymers
     Estane TPU, an engineered, highly versatile thermoplastic, provides a high performance alternative to rigid plastics and flexible rubber. Performance attributes of Estane TPU include abrasion, heat and chemical resistance, minimal fatigue from bending, ease of processing and good paintability. These performance characteristics make Estane TPU attractive for use in a broad range of end-uses, including film and sheet for various coating processes, wire and cable insulation, athletic equipment (such as footwear), medical applications, pneumatic tubing and automotive molded parts. In addition, Estane TPU has expanded into products that can be melt spun into elastic spandex fibers and materials that offer enhanced breathability for garments. We believe that Estane TPU is one of the industry’s leading brand names. We also market Stat-Rite® conductive polymers, which are static dissipative materials used in packaging for the electronics industry. In addition, we market fiber-reinforced TPU under the Estaloc® brand. Estaloc reinforced engineering thermoplastics offer the functional properties of traditional TPU, yet are reinforced for higher stiffness to provide the strength, dimensional stability and impact resistance required to withstand a variety of tough applications and harsh environments. Applications include sporting goods, agricultural equipment and other mechanical components.
     The following is a list of representative uses for and a description of our Estane engineered polymers products:

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
Competition
     Our Lubrizol Additives segment is highly competitive in terms of price, technology development, product performance and customer service. Our principal competitors, both in the United States and overseas, are: Infineum, a joint venture involving Shell Oil Company and Exxon Mobil Corporation; Chevron Oronite Company, a subsidiary of Chevron Corporation; and Afton Chemical Corporation, a subsidiary of NewMarket Corporation (formerly Ethyl Corporation). Petroleum companies also produce, either directly or indirectly, lubricants and fuel additives for their own use and also sell additives to others. These petroleum companies also are our customers, and some of them sell raw materials to us. We believe, based on volume sold, that we are a leading supplier of performance additives for lubricants to the petroleum industry.
     Our Lubrizol Advanced Materials segment faces a variety of competitors in each of our product lines, but we believe no single company competes with us across all of our existing product lines. The advanced materials industry is highly fragmented. Individual products or service offerings compete on a global, regional and local level due to the nature of the businesses and products, as well as the applications and customers served. The following chart sets forth our principal competitors of the Lubrizol Advanced Materials segment by product line:

Product Line	Principal Competitors
Noveon consumer specialties	Cognis, Croda, Degussa Goldschmidt, ISP, NK Chemicals, Rhodia, Rohm and Haas, Stepan, Sumitomo Seika, 3V Sigma, Toagosei, Vinati

Performance coatings	BASF, Bayer, Byk, Ciba, Clariant, Cytec, Dow Chemical, DSM, Eastman, OMNOVA, Parachem, Reichhold, Rohm and Haas, Tego

Engineered polymers	Atofina, BASF, Bayer, Dow, Georgia Gulf, Huntsman, Kaneka, Merquinsa, Sekisui Chemical, SK, Vanguard, Victaulic, Wirsbo

Sales and Marketing
     We primarily market our lubricant and fuel additives products worldwide through our own direct sales organization. In addition, we use sales agents and distributors where necessary. Our additive customers primarily consist of oil refiners and independent oil blenders and are located in more than 100 countries. Our 10 largest customers, most of which are international oil companies and a number of which are groups of affiliated entities, accounted for approximately 39% of our consolidated net sales in 2006. In 2006, there was no single customer that accounted for more than 10% of consolidated net sales.
     In order to maximize our understanding of customer needs as well as emerging trends, our sales and marketing activities for our advanced materials products are organized by end-use applications. Each sales team includes representatives from sales, marketing and research and development.
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
Backlog
     We have no material backlog of orders in either business segment at December 31, 2006 or December 31, 2005. All unfilled orders that were placed by December 31, 2006 are reasonably expected to be filled during 2007.
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
     Lubrizol Additives. In our Lubrizol Additives segment, the majority of the additives we manufacture and sell are developed by our in-house research group. Technological advances in materials and in the design of engines and other automotive equipment, combined with rising demands for environmental protection and fuel economy, require increasingly sophisticated research capabilities to meet industry performance standards.
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
     Lubrizol Advanced Materials. Our Lubrizol Advanced Materials segment has had a long history as an industry innovator, creating proprietary, high-performance materials for our customers, including ingredients for personal care products, the invention of Carbopol acrylic thickener, additives for coatings and the commercial development of TempRite engineered polymers. We have leveraged our core surface activity chemistry into new specialty chemicals and materials markets through acquisitions and application technology expertise. Our specialty chemical and materials products are derived from a broad range of technology platforms developed either internally or externally through licensing, acquisition or joint technological alliances with global suppliers and customers.
     Our primary research facility for our Lubrizol Advanced Materials segment is located in Brecksville, Ohio, where we develop new technologies and products and conduct applications development and technical service for our customers. We maintain other smaller technical facilities in various locations in the United States, Europe and Asia.
     Patents. We own approximately 1,700 patents worldwide relating to our products and manufacturing processes. Although these domestic and foreign patents expire from time to time, we continue to apply for and obtain patent protection for new products on an ongoing basis. We believe that, in the aggregate, our patents constitute an important asset. However, we do not regard our business as being materially dependent upon any single patent or any group of related patents. We use patents in both of our reporting segments.
     Research, Testing and Development Expenditures. Our consolidated research and development expenditures were $135.3 million in 2006, $128.1 million in 2005 and $103.7 million in 2004. These amounts were equivalent to 3.3%, 3.5% and 3.6% of the respective consolidated total revenues for those years. These amounts include expenditures for the performance evaluation of additive developments in engines and other types of mechanical equipment as well as expenditures for the development of specialty chemicals for industrial applications. In addition, we spent $70.2 million, $70.8 million and $81.1 million in 2006, 2005 and 2004, respectively, for technical service (testing) activities, principally for evaluation in mechanical equipment of specific lubricant formulations designed for the needs of petroleum industry customers throughout the world.
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
     Lubricant base oil is our single largest purchased raw material, representing approximately 30% of our purchases, by weight, for the Lubrizol Additives segment. Other major categories of raw materials for the Lubrizol Additives segment include olefins and esters (approximately 20% of purchases); inorganic acids, bases and oxides (approximately 10%); and alcohols and glycols (approximately 5%). We believe that raw materials derived from petrochemicals are approximately 80% of our purchases for the Lubrizol Additives segment. For our Lubrizol Advanced Materials segment, no single raw material represents more than 9% of purchases. The top eight raw materials total about 40% of our purchases for the Lubrizol Advanced Materials segment. Principal raw materials for the Lubrizol Advanced Materials segment include three different acrylates for personal care and coatings, styrene for coatings, and PVC, PTMEG, MDI and BDO for engineered polymers.
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
Employees
     At December 31, 2006, we had approximately 6,700 employees of which approximately 53% were in the United States. We believe that our relationship with our employees is good. Three of our U.S. sites, and approximately 4% of our domestic employees, are organized by labor unions with collective bargaining agreements that are subject to periodic renegotiation. There are five agreements covering two plants expiring in 2007 and one agreement expiring in 2008. We expect to enter into new agreements with these unions as the current agreements expire.
Manufacturing and Properties
     We possess global manufacturing, laboratory and sales and technical service facilities enabling us to provide customers with worldwide service and a reliable supply of products. Our corporate headquarters are located in Wickliffe, Ohio. We have manufacturing facilities and laboratories, which we own or lease, at 22 sites in the United States and approximately 41 sites in 19 other countries. We also have entered into long-term contracts for the exclusive use of major marine terminal facilities at various ports and leases for storage facilities. We maintain a capital expenditure program to support our operations and believe our facilities are adequate for our present operations and for the foreseeable future.
Geographic Area Information
     Financial information with respect to our domestic and foreign operations is contained in Note 15 to our consolidated financial statements, which is included in our 2006 Annual Report to shareholders, and is incorporated herein by reference.

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
Our existing credit facilities contain restrictive covenants that limit our ability to, among other things:
•	borrow money or guarantee the debts of others;

•	use assets as security in other transactions;

•	change our business or enter into new lines of business; and

•	sell assets or merge with or into other companies.
     In addition, our credit facilities require us to meet financial ratios, including debt to consolidated earnings before income taxes, depreciation and amortization (EBITDA) (as defined in the credit facilities) and consolidated EBITDA (as defined in the credit facilities) to interest expense. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities.
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
     Our ability to complete offerings of debt securities on satisfactory terms in the future will depend on the status of our credit rating. The current rating of our senior unsecured long-term indebtedness is BBB- by Standard & Poor’s Ratings Group (S&P) and Baa3 by Moody’s Investors Service, Inc. (Moody’s). Either S&P or Moody’s or both may downgrade our credit rating at any time, which would make it more difficult to complete offerings of debt securities on satisfactory terms and generally would result in increased future borrowing costs and adversely affect our access to debt and capital markets.

Risks Relating to our Business
Volatility in raw material prices could reduce our profitability and reductions in the availability of raw material supplies could disrupt our operations.
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
Failure to implement our common information system platform successfully could negatively impact our ability to integrate our core business processes.
     In 2006 we launched a company-wide initiative to extend our current information system platform to the entire organization so that our core business processes are integrated globally. We successfully implemented a common information system platform in 1998 and now we have begun rolling out the system to the acquired Lubrizol Advanced Materials segment and to those parts of Lubrizol Additives that are not yet utilizing it. Currently, this substantial investment is progressing on schedule; we expect to have more than 75% of our revenue base utilizing the same information system platform by mid-2008 and anticipate completing the migration to our entire company by mid-2009.
     We consider the risk to be low that our information system implementation may significantly disrupt our business processes and impact our ability to serve customers. We essentially are implementing an existing design of the system that has worked for the past six years in our Lubrizol Additives segment. Moreover, we have put together a seasoned project management team. However, we face the risks that the common information system platform will not be completed on a timely basis, it may cost more than projected or we may not realize its anticipated benefits.
We face numerous risks relating to our foreign operations, including foreign currency exchange rate fluctuations, exchange controls and currency devaluations, that may adversely affect our results of operations.
     In 2006 approximately 33% of our consolidated revenues were generated in currencies other than the U.S. dollar, which is our reporting currency, and 31% of our consolidated cost of sales and 30% of STAR expenses were generated in currencies other than the U.S. dollar. We recognize foreign currency transaction gains and losses arising from our operations in the period incurred. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses, which historically have been material and could continue to be material. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. We take actions to manage our foreign currency exposure such as entering into hedging transactions, where available, but we cannot assure you that our strategies will adequately protect our consolidated operating results from the effects of exchange rate fluctuations.
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
     Employees at three of our U.S. sites, who constitute approximately 4% of our domestic employees, are organized by labor unions that have collective bargaining agreements with us that are subject to renegotiation. Five agreements covering two plants expire in 2007 and one agreement expires in 2008. Although we believe that our present labor relations are satisfactory, our failure to renew these agreements on reasonable terms as the current agreements expire could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.
The applicability of numerous environmental laws to our manufacturing facilities could cause us to incur significant costs and liabilities.
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
     In addition, these requirements and their enforcement may become more stringent in the future. Although we cannot predict the ultimate cost of compliance with any such requirements, the costs could be significant. Non-compliance could subject us to significant liabilities, such as government fines, third-party lawsuits or the suspension of non-compliant operations. We also may be required to make significant site or operational modifications at substantial cost. Future developments also could restrict or eliminate the use of or require us to make modifications to our products, which could have a significant negative impact on our results of operations and cash flows.
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

ITEM 2. PROPERTIES
     Our corporate headquarters are located in Wickliffe, Ohio. Our commercial centers for Lubrizol Additives and Lubrizol Advanced Materials are located in Wickliffe, Ohio and Brecksville, Ohio, respectively. Our significant Lubrizol Additives segment manufacturing facilities are located in Bayport, Texas; Deer Park, Texas; Le Havre, France; Painesville, Ohio; and Rouen, France. Our significant Lubrizol Advanced Materials manufacturing facilities are located in Antwerp, Belgium; Avon Lake, Ohio; Calvert City, Kentucky; Louisville, Kentucky; and Oevel, Belgium. We have other offices and facilities around the world. The locations of our manufacturing and laboratory facilities are indicated below in the following chart.

Reporting Segments
Lubrizol
	Owned/	Laboratory (R&D/Testing)	Lubrizol	Advanced
Location	Leased	or Manufacturing	Additives	Materials
Sydney, Australia	Owned	Manufacturing	x	x
Antwerp, Belgium	Owned	Laboratory, Manufacturing		x
Louvaine Leneuve, Belgium	Leased	Laboratory		x
Oevel, Belgium	Owned	Manufacturing		x
Vilvoorde, Belgium	Owned	Manufacturing		x
Rio de Janeiro, Brazil	Owned	Manufacturing	x	x
Sao Paulo, Brazil	Leased	Laboratory		x
Niagara Falls, Ontario, Canada	Owned	Manufacturing	x
Hong Kong, China	Leased	Laboratory		x
Lanzhou, China(1)	Plant is owned; land is leased	Manufacturing	x
Qingpu, China	Leased	Laboratory, Manufacturing		x
Shanghai, China	Leased	Laboratory		x
Shanghai, China	Leased	Laboratory	x
Songjiang, China	Leased	Manufacturing		x
Tianjin, China (1)	Plant is owned; land is leased	Manufacturing	x
Zhejiang, China(1)	Plant is owned; land is leased	Manufacturing		x
Le Havre, France	Owned	Manufacturing	x
Mourenx, France	Owned	Manufacturing	x
Rouen, France	Owned	Manufacturing	x
Hamburg, Germany	Leased	Laboratory, Manufacturing	x
Ritterhude, Germany	Owned	Laboratory, Manufacturing		x
Mumbai, India(1)	Plant is owned; land is leased	Manufacturing	x
Mumbai, India	Leased	Laboratory		x
Vadadora, India	Owned	Laboratory, Manufacturing		x
Kinuura, Japan	Owned	Laboratory, Manufacturing	x	x
Sembilan, Malaysia	Owned	Manufacturing		x
Apodaca, Mexico(1)	Owned	Laboratory, Manufacturing	x
Mexico City, Mexico	Leased	Laboratory		x
Delfzijl, The Netherlands	Leased	Manufacturing		x
Yanbu, Saudi Arabia(1)	Owned	Laboratory, Manufacturing	x
Singapore	Plant is owned; land is leased	Manufacturing	x
Singapore	Leased	Laboratory		x
Durban, South Africa	Owned	Manufacturing	x	x
Pohang, South Korea	Plant is owned; land is leased	Manufacturing		x
Barcelona, Spain	Owned	Laboratory, Manufacturing		x

Reporting Segments
Lubrizol
	Owned/	Laboratory (R&D/Testing)	Lubrizol	Advanced
Location	Leased	or Manufacturing	Additives	Materials
Muang, Thailand	Jointly Owned	Laboratory, Manufacturing		x
Barnsley, United Kingdom	Owned	Laboratory, Manufacturing		x
Blackley, United Kingdom	Leased	Laboratory		x
Hazelwood, United Kingdom	Owned	Laboratory	x
Huddersfield, United Kingdom	Plant is owned; land is leased	Laboratory, Manufacturing		x
Grangemouth, United Kingdom	Leased	Laboratory		x
Paso Robles, CA	Plant is owned; land is leased	Laboratory, Manufacturing		x
Peachtree City, GA	Owned	Manufacturing		x
Countryside, IL	Owned	Laboratory, Manufacturing		x
McCook, IL	Leased	Laboratory, Manufacturing		x
Calvert City, KY	Owned	Manufacturing		x
Louisville, KY	Owned	Manufacturing		x
Lawrence, MA	Owned	Laboratory, Manufacturing		x
Wilmington, MA	Leased	Manufacturing		x
Midland, MI	Owned	Laboratory, Manufacturing	x
Pedricktown, NJ	Owned	Manufacturing		x
Gastonia, NC	Owned	Laboratory, Manufacturing		x
Avon Lake, OH	Owned	Laboratory, Manufacturing		x
Bowling Green, OH	Owned	Laboratory, Manufacturing		x
Brecksville, OH	Owned	Laboratory		x
Chagrin Falls, OH	Owned	Laboratory, Manufacturing		x
Painesville, OH	Owned	Manufacturing	x	x
Wickliffe, OH	Owned	Laboratory	x
Spartanburg, SC	Leased	Laboratory	x
Spartanburg, SC	Owned	Laboratory, Manufacturing	x	x
Bayport, TX	Owned	Manufacturing	x	x
Deer Park, TX	Owned	Manufacturing	x
Houston, TX	Owned	Manufacturing		x

(1)	These manufacturing plants are owned and operated by joint venture companies licensed by Lubrizol.
     In some cases, the ownership or leasing of these facilities is through a subsidiary or affiliate. We have entered into long-term contracts for our exclusive use of major marine terminal facilities at the Port of Houston, Texas.
     In September 2006, we entered into an agreement to sell our Lubrizol Additives manufacturing plant in Bromborough, United Kingdom. The sale closed in January 2007 for a purchase price of approximately $5.9 million. Production from this U.K. facility was transferred to higher-capacity Lubrizol facilities in France and the United States. The sale of the facility will save approximately $3.0 million to $5.0 million in restructuring costs that would have been associated with the demolition of the plant facilities on the site. Cumulative pretax charges of approximately $12.8 million were incurred through 2006, of which $6.7 million were incurred in 2006, to satisfy severance and retention obligations, plant dismantling, site restoration and other site environmental evaluation costs.
     We have invested approximately $15.3 million in capital related to the Bromborough plant closure through December 31, 2006 for capacity upgrades in France and the United States. We expect additional capacity upgrades through the first quarter of 2007 to total approximately $4.0 million.

     We maintain a capital expenditure program to support our operations and believe our facilities are adequate for our present operations and for the foreseeable future.
ITEM 3. LEGAL PROCEEDINGS
     In the fourth quarter of 2006, we received a notice of violation from the Louisville (KY) Metro Air Pollution Control District relating to alleged violations of the air permit held by our Louisville, Kentucky facility. Initial discussions with the regulators indicate that the final resolution of this matter may include a penalty greater than the applicable reporting threshold. At this time, however, we do not have sufficient information to make a reasonable assessment of the penalty.
     In the third quarter of 2005, we voluntarily notified the U.S. Departments of Treasury and Commerce that an internal review of certain export transactions within the personal care and pharmaceuticals business of the Lubrizol Advanced Materials segment indicated that some exports were made that were not in compliance with current U.S. trade sanctions. We voluntarily completed a thorough review of all possibly non-complying transactions and detailed our findings in a subsequent report that was made to the government in the third quarter of 2005. While the sales involved were not substantial in relation to the company or the Lubrizol Advanced Materials segment, we consider legal compliance to be very important. In 2006, the U.S. Department of Treasury, Office of Foreign Assets Control, alleged that we violated the Iran Trading Regulations applicable to U.S. companies and persons and they fined us $5,500 for the behaviors disclosed. Separately, the U.S. Department of Commerce investigated us and issued a finding that, while the acts committed and disclosed could have been referred to the U.S. Department of Justice for criminal prosecution and/or been the basis of a monetary penalty against the company, it had closed the matter with a written warning and an order to cease and prevent offending acts in the future. We believe our self-reporting and corrective measures, including disciplinary actions taken, mitigated the penalties assessed against us.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to the vote of the security holders during the three months ended December 31, 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT
     The following sets forth the name, age, recent business experience and certain other information relative to each person who was an executive officer as of February 28, 2007.

Name	Age	Position
James L. Hambrick	52	Chairman of the Board, President and Chief Executive Officer
Joseph W. Bauer	53	Vice President and General Counsel
Donald W. Bogus	59	Senior Vice President and President – Lubrizol Advanced Materials
Charles P. Cooley	51	Senior Vice President, Treasurer and Chief Financial Officer
W. Scott Emerick	42	Corporate Controller
Stephen F. Kirk	57	Senior Vice President and President – Lubrizol Additives
Mark W. Meister	52	Vice President and Chief Ethics Officer
Leslie M. Reynolds	46	Corporate Secretary
Patrick Saunier	51	Vice President, Information Systems
Gregory D. Taylor	48	Vice President, Corporate Planning, Development and Communications
Jeffrey A. Vavruska	46	Chief Tax Officer
Joanne Wanstreet	55	Vice President, Investor Relations
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
Donald W. Bogus became a senior vice president of The Lubrizol Corporation in July 2004 and president of the Lubrizol Advanced Materials segment in April 2004. He joined Lubrizol in 2000 as vice president responsible for the Fluid Technologies for Industry segment. He also led Lubrizol’s mergers and acquisitions committee.
Charles P. Cooley is a senior vice president and the chief financial officer of The Lubrizol Corporation. He joined Lubrizol in 1998 as its chief financial officer and vice president. He was also treasurer from April 1998 to September 2001 and since September 2006. Mr. Cooley became a senior vice president in July 2004.
W. Scott Emerick joined The Lubrizol Corporation as corporate controller in June 2004. Prior to that, Mr. Emerick was at Noveon International, where he held the positions of director of finance - TempRite products from September 2003 to June 2004 and director of accounting and external financial reporting from April 2001 to September 2003.
Stephen F. Kirk became a senior vice president of The Lubrizol Corporation in July 2004 and the president of the Lubrizol Additives segment in June 2004. Previously, he was vice president of sales and marketing for Lubrizol since January 1999.
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
Gregory D. Taylor became the vice president for corporate planning, development and communications for The Lubrizol Corporation in February 2007. From 2003 to 2007, Mr. Taylor was the managing director of corporate planning for Lubrizol. From 2000-2003, he was a global business manager for Lubrizol.

Jeffrey A. Vavruska joined The Lubrizol Corporation as chief tax officer in April 2004. Previously, he worked at American Greetings Corporation, where he was executive director of tax from September 2001 to April 2004.
Joanne Wanstreet was elected vice president with responsibility for global communications and investor relations for The Lubrizol Corporation in April 2002. From January 2001 to April 2002, Ms. Wanstreet was manager, investor relations.
All executive officers serve at the pleasure of the Board.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     Our common shares are listed on the New York Stock Exchange under the symbol LZ. The number of shareholders of record of common shares was 3,229 as of February 15, 2007.
     Information relating to the recent price and dividend history of our common shares follows:

	Common Share Price History				Dividends
	2006		2005		Per Common Share
	High	Low	High	Low	2006	2005
1st quarter	$46.44	$41.70	$43.57	$35.25	$.26	$.26
2nd quarter	45.20	38.52	44.51	36.74	.26	.26
3rd quarter	46.25	38.03	44.50	39.12	.26	.26
4th quarter	50.75	44.16	44.16	39.83	.26	.26

					$1.04	$1.04

     We have no restrictions on the payment of dividends on Lubrizol common shares.
     On October 2, 2006, 235 common shares were issued in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to a former officer under a deferred compensation plan for officers.
     On December 1, 2006, 193 common shares were issued in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to a former officer under a deferred compensation plan for officers.
     The following table provides information regarding our purchases of Lubrizol common shares during the quarter.

Maximum Number
			Total Number	(or Approximate Dollar
			of Shares (or Units)	Value) of Shares (or
	Total Number of	Average Price Paid	Purchased as Part of	Units) that May Yet be
	Shares (or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased[1]	(or Unit)	Plans or Programs	Plans or Programs
Month #1 (Oct. 1, 2006 through Oct. 31, 2006)	0 Shares	N/A	N/A	N/A
Month #2 (Nov. 1, 2006 through Nov. 30, 2006)	12,267 Shares	$47.84	N/A	N/A
Month #3 (Dec. 1, 2006 through Dec. 31, 2006)	0 Shares	N/A	N/A	N/A

Total	12,267 Shares

[1]	This column represents common shares that we purchased pursuant to:
     (a) our option plan, whereby participants exchange already owned shares to us to pay for the exercise price of an option or whereby we withhold shares upon the exercise of an option to pay the withholding taxes on behalf of the employee.

(b) our deferred compensation plans, whereby we withhold shares upon a distribution to pay the withholding taxes on behalf of the employee.
Performance Comparisons
     The following chart compares our combined total shareholder returns for the five years ended December 31, 2006 to the combined total shareholder returns of the Standard & Poor’s 500 Index and the Standard & Poor’s Chemicals Industry.
     We have selected the Standard & Poor’s 500 Index, because we believe it provides a broad equity market comparison and is widely used for comparison by our peer group. We believe we have a peer group relationship with companies in the Standard & Poor’s Chemicals Industry.
     No single peer index or peer company is comparable totally to our business. Included in the Standard & Poor’s Chemicals Industry are companies that supply specialty chemicals and other related products to a wide variety of markets. Some of our direct competitors are chemical divisions that represent small portions of large oil companies. These chemical divisions are not included in the peer comparison because information is not available to us that shows those divisions separately from the parent company.

	12/01	12/02	12/03	12/04	12/05	12/06
The Lubrizol Corporation	100.00	89.77	98.98	115.83	139.99	165.43
S&P Chemicals Industry	100.00	96.97	123.06	148.05	147.91	171.48
S&P 500	100.00	77.90	100.24	111.15	116.61	135.03
The above chart assumes the investment of $100 on December 31, 2001 and the immediate investment of all dividends.

ITEM 6. SELECTED FINANCIAL DATA
     The summary of selected financial data for each of the last five years included in the Historical Summary contained on pages 56-57 of our 2006 Annual Report to shareholders is incorporated herein by reference.
     Total debt reported in the Historical Summary includes the following amounts classified as long-term at December 31: $1,538.0 million in 2006, $1,662.9 million in 2005, $1,964.1 million in 2004, $386.7 million in 2003 and $384.8 million in 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The Management’s Discussion and Analysis of Financial Condition and Results of Operations, including the information appearing under the heading “Cautionary Statements for Safe Harbor Purposes,” contained on pages 11 through 27, inclusive, of our 2006 Annual Report to shareholders is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information appearing under the heading “Quantitative and Qualitative Disclosures about Market Risk” contained on page 27 of our 2006 Annual Report to shareholders is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our consolidated financial statements, together with the report of the independent registered public accounting firm relating thereto, contained on pages 30 through 55, inclusive, of our 2006 Annual Report to shareholders, and the Quarterly Financial Data (Unaudited) contained on page 55 of the 2006 Annual Report to shareholders, are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
     At the end of the period covered by this annual report (December 31, 2006), we carried out an evaluation, under the supervision and with the participation of the company’s management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the end of such period, our disclosure controls and procedures were effective and designed to ensure that all material information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting identified in the evaluation described in the preceding paragraph that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Management’s report on internal control over financial reporting and the report of the independent registered public accounting firm relating thereto are contained on pages 28 and 29, inclusive, of our 2006 Annual Report to shareholders and are incorporated herein by reference.

ITEM 9B. OTHER INFORMATION
     Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information contained under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our proxy statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference. Information relative to executive officers is contained under “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. Information regarding the identification of a financial expert on the Audit Committee contained under the heading “Audit Committee” in our proxy statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.
     We have a code of ethics, entitled the Ethical and Legal Conduct Guidelines, that applies to our directors and all employees, including our chief executive officer, chief financial officer and controller. The Ethical and Legal Conduct Guidelines are posted at the company overview area of our website, www.lubrizol.com.
ITEM 11. EXECUTIVE COMPENSATION
     The information relating to executive compensation contained under the headings “Director Compensation,” “Executive Compensation,” “Board Committees — Organization and Compensation Committee” and “Board Committees — Compensation Committee Report” in our proxy statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information relating to security ownership set forth under the heading “Share Ownership of Directors, Executive Officers and Large Beneficial Owners” in our proxy statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.
     The following table gives information about our common shares that may be issued under the company’s equity compensation plans as of December 31, 2006.

	Number of
	Securities to		Number of Securities
	be Issued upon		Remaining Available
	Exercise	Weighted-Average	for Future Issuance under
	of Outstanding	Exercise Price of	Equity Compensation Plans
	Options,	Outstanding Options,	(excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in Column (a))
Equity compensation plans approved by security holders	3,339,329	$32.72	3,030,401 (1)
Equity compensation plans not approved by security holders	(2)	N/A	(2)

Total	3,339,329	$32.72	3,030,401 (1)

(1)	The 1991 Stock Incentive Plan was terminated with respect to future grants effective November 15, 2004. The shares shown are with respect to the 2005 Stock Incentive Plan. In addition to the shares shown, effective January 1, 2003, pursuant to grants under the 1991 Stock Incentive Plan, Donald W. Bogus, Charles P. Cooley and Stephen F. Kirk each will be issued 15,000 shares if the officer remains an employee until January 1, 2008. There are no voting or dividend rights associated with these common shares unless and until they are issued.

(2)	Under the Executive Council Deferred Compensation Plan, certain executive officers may defer any amount of their variable pay under the annual incentive pay plan. Deferred amounts are converted into share units based on the current market price of Lubrizol’s common shares. There is a 25% company match. Additional share units are credited for quarterly dividends paid on Lubrizol common shares. At the end of the deferral period, which is at least three years, common shares are issued equal to the number of share units in the participant’s account. Amounts attributable to the company match credited after January 1, 2004 will be paid in cash. As of December 31, 2006, there were 92,523 share units outstanding that are payable in shares.

Prior to January 1, 2004, under the Deferred Stock Compensation Plan for Outside Directors, each director who was not a Lubrizol employee received 500 share units on each October 1st and was credited with additional share units for quarterly dividends paid on Lubrizol common shares. When a person is no longer a director, Lubrizol common shares are issued equal to the number of share units in the person’s account. As of December 31, 2006, there were 35,563 share units outstanding that are payable in shares. No additional share units other than those credited for quarterly dividends have been or will be granted after January 1, 2004.

Under the Deferred Compensation Plan for Directors, each director who is not a Lubrizol employee may defer all or any portion of his or her yearly fee and meeting attendance fees and have these amounts credited to various cash investment accounts and/or a share unit account. The number of share units credited to the share unit account is based on the price of Lubrizol common shares on the day the share units are credited to the account and includes share units credited for quarterly dividends paid on Lubrizol common shares. When a person is no longer a director, Lubrizol shares are issued equal to the number of share units in the person’s share unit account. As of December 31, 2006, there were 65,454 share units outstanding, 31,682 of which must be paid in Lubrizol shares and the remainder of which may be invested in the various cash investment accounts at the discretion of the director, and paid in cash.

Under the Senior Management Deferred Compensation Plan, each executive officer and other management participants may defer all or any portion of his or her total annual pay and have these amounts credited to various cash investment accounts and/or a share unit account. The number of share units credited to the share unit account is based on the price of Lubrizol common shares on the day the share units are credited to the account and includes share units credited for quarterly dividends paid on Lubrizol common shares. Upon the distribution date, Lubrizol common shares are issued equal to the number of share units in the person’s share unit account. As of December 31, 2006, there were 67,398 share units outstanding.

Under the Supplemental Retirement Plan for Donald W. Bogus, 500 share units are credited each anniversary date of the officer’s employment to an officer’s account and includes share units credited for quarterly dividends paid on Lubrizol common shares. Upon retirement, Mr. Bogus may elect to receive cash or Lubrizol shares equal to the number of share units in the account. As of December 31, 2006, there were 2,336 share units outstanding that could be paid in shares. For units credited after January 1, 2004, the payment will be made in cash only.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information relating to certain relationships, related transactions and director independence contained under the headings “Director Independence” and “Related Person Transactions” in our proxy statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information included under the heading entitled “Independent Registered Public Accountant Fees” in our proxy statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this Annual Report:
1.	The following consolidated financial statements of The Lubrizol Corporation and its subsidiaries, together with the reports of the independent registered public accounting firm relating thereto, contained on pages 28 through 55, inclusive, of our 2006 Annual Report to shareholders, and incorporated herein by reference:

Management’s Report on Internal Controls over Financial Reporting.

Reports of Independent Registered Public Accounting Firm.

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004.

Consolidated Balance Sheets at December 31, 2006 and 2005.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004.

Notes to Financial Statements.

2.	Schedule
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF
THE LUBRIZOL CORPORATION
We have audited the consolidated financial statements of The Lubrizol Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated February 28, 2007 (which report relating to the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph regarding the Company’s adoption of new accounting standards in 2006); such consolidated financial statements and reports are included in your 2006 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
February 28, 2007

SCHEDULE II - Valuation and Qualifying Accounts
For the years ended December 31, 2006, 2005 and 2004
(in millions of dollars)

			Charged
	Balance at	Charged	/(Credited) to		Balance at
	Beginning	/(Credited)	Other		End of
Description	of Year	to Expenses	Accounts*	Deductions	Year
Year ended December 31, 2006
Allowance for uncollectible accounts	$10.1	$0.8	$(1.2)	$2.2	$7.5
Inventory reserves	$18.2	$9.1	$1.2)	$12.4	$16.1
Deferred tax asset valuation allowance	$18.1	$(0.1)	$(0.2)	—	$17.8
Year ended December 31, 2005
Allowance for uncollectible accounts	$11.0	$1.9	$(0.9)	$1.9	$10.1
Inventory reserves	$19.1	$10.9	$(2.8)	$9.0	$18.2
Deferred tax asset valuation allowance	$18.8	$4.0	$(4.7)	—	$18.1
Year ended December 31, 2004
Allowance for uncollectible accounts	$4.2	$0.4	$7.7	$1.3	$11.0
Inventory reserves	$9.0	$5.4	$8.5	$3.8	$19.1
Deferred tax asset valuation allowance	$1.9	$2.4	$14.5	—	$18.8

*	Valuation and qualifying accounts of acquired and divested companies.
     All other schedules have been omitted because they are not applicable.
3.	Exhibits
3.1	Amended Articles of Incorporation of The Lubrizol Corporation, as adopted September 23, 1991 (incorporated by reference to Exhibit 3.1 to The Lubrizol Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004).

3.2	Regulations of The Lubrizol Corporation, as amended effective April 27, 1992 ((incorporated by reference to Exhibit 3.2 to The Lubrizol Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004).

4.1	Amendment to Article Fourth of Amended Articles of Incorporation (incorporated by reference to Exhibit 4.1 to The Lubrizol Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004).

4.2	Amended and Restated Rights Agreement between The Lubrizol Corporation and American Stock Transfer & Trust Company dated as of July 26, 1999 (incorporated by reference to Exhibit 4.2 to The Lubrizol Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004).

4.3	Amended and Restated Indenture dated September 28, 2004 (originally dated June 1, 1995) by and among The Lubrizol Corporation, all of The Lubrizol Corporation’s wholly owned direct and indirect domestic subsidiaries, as guarantors, and J.P. Morgan Trust Company, National Association, as successor trustee (incorporated by reference to Exhibit 99.1 of the Form 8-K of The Lubrizol Corporation filed with the SEC on September 29, 2004).

4.4	Amended and Restated Indenture dated September 28, 2004 (originally dated November 25, 1998), by and among The Lubrizol Corporation, all of The Lubrizol Corporation’s wholly owned direct and indirect domestic subsidiaries, as guarantors, and J.P. Morgan Trust Company, National Association, as successor trustee (incorporated by reference to Exhibit 99.2 of the Form 8-K of The Lubrizol Corporation filed with the SEC on September 29, 2004).

4.5	Form of Indenture for Debt Securities of The Lubrizol Corporation (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3 of The Lubrizol Corporation filed with the SEC on August 24, 2004).

10.1*	The Lubrizol Corporation 1991 Stock Incentive Plan, as amended (incorporated by reference to Exhibit (10)(h) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2004).

10.2*	The Lubrizol Corporation 2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 12, 2006).

10.3*	The Lubrizol Corporation Amended Deferred Compensation Plan for Directors (incorporated by reference to Exhibit (10)(b) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2004).

10.4*	The Lubrizol Corporation Deferred Stock Compensation Plan for Outside Directors, as amended (incorporated by reference to Exhibit (10)(i) to The Lubrizol Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.5*	The Lubrizol Corporation Deferred Compensation Plan for Officers, as amended (incorporated by reference to Exhibit (10)(k) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2004).

10.6*	The Lubrizol Corporation Executive Council Deferred Compensation Plan, as amended (incorporated by reference to Exhibit (10)(l) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2004).

10.7*	The Lubrizol Corporation 2005 Deferred Compensation Plan for Directors (incorporated by reference to Exhibit (10)(v) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2004).

10.8*	The Lubrizol Corporation Senior Management Deferred Compensation Plan (fka The Lubrizol Corporation 2005 Deferred Compensation Plan for Officers) (incorporated by reference to Exhibit 10.8 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.9*	The Lubrizol Corporation 2005 Executive Council Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.10*	The Lubrizol Corporation Excess Defined Benefit Plan, as amended (incorporated by reference to Exhibit (10)(d) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 15, 2004).

10.11*	The Lubrizol Corporation Excess Defined Contribution Plan, as amended (incorporated by reference to Exhibit (10)(e) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 15, 2004).

10.12*	The Lubrizol Corporation Officers’ Supplemental Retirement Plan, as amended (incorporated by reference to Exhibit (10)(j) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 15, 2004).

10.13*	The Lubrizol Corporation 2005 Excess Defined Benefit Plan (incorporated by reference to Exhibit 10.4 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.14*	The Lubrizol Corporation 2005 Excess Defined Contribution Plan (incorporated by reference to Exhibit 10.3 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 12, 2006).

10.15*	The Lubrizol Corporation 2005 Officers’ Supplemental Retirement Plan (incorporated by reference to Exhibit 10.5 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.16*	Supplemental Retirement for Donald W. Bogus (incorporated by reference to Exhibit 10.6 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.17*	The Lubrizol Corporation Executive Death Benefit Plan, as amended (incorporated by reference to Exhibit 10.11 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.18*	The Lubrizol Corporation Executive Officer Long Term Incentive Plan (incorporated by reference to Exhibit (10)(n) to The Lubrizol Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.19*	Form of Employment Agreement between The Lubrizol Corporation and certain of its senior executive officers (incorporated by reference to Exhibit 10.19 to The Lubrizol Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.20*	Employment Agreement effective January 1, 2003, between The Lubrizol Corporation and Charles P. Cooley (incorporated by reference to Exhibit (10)(o) to The Lubrizol Corporation’s Quarterly Report on Form 10-Q for the period ended on March 31, 2003).

10.21*	Employment Agreement effective January 1, 2003, between The Lubrizol Corporation and Stephen F. Kirk (incorporated by reference to Exhibit (10)(p) to The Lubrizol Corporation’s Quarterly Report on Form 10-Q for the period ended on March 31, 2003).

10.22*	Employment Agreement effective January 1, 2003, between The Lubrizol Corporation and Donald W. Bogus (incorporated by reference to Exhibit (10)(r) to The Lubrizol Corporation’s Quarterly Report on Form 10-Q for the period ended on March 31, 2003).

10.23*	The Lubrizol Corporation Annual Incentive Pay Plan (incorporated by reference to Exhibit 10.10 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.24*	The Lubrizol Corporation Annual Incentive Pay Plan Award Letter, as amended (incorporated by reference to Exhibit 10.2 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.25*	The Lubrizol Corporation Financial Planning Program (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s Quarterly Report on Form 10-Q for the period ended on September 30, 2006).

10.26*	Form of Indemnification Agreement between The Lubrizol Corporation and certain of its senior executive officers.

10.27	Asset Purchase Agreement, dated March 16, 2006, by and among Noveon, Inc., Noveon Hilton Davis, Inc., Noveon Kalama, Inc., Noveon Textile Chemicals, Inc., Lubrizol Foam Control Additives, Inc., Lubrizol do Brasil Aditivos Ltda., and SPM Group Holdings LLC (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on May 5, 2006).

10.28	Letter of Guarantee dated as of May 19, 2006 by and between Noveon, Inc. and SK Corporation (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on May 25, 2006).

10.29	Credit Agreement dated as of August 24, 2004 among The Lubrizol Corporation, the Initial Lenders named therein, Citigroup Global Markets Inc. and KeyBanc Capital Markets, as co-lead arrangers and co-bookrunners, KeyBank National Association and ABN Amro Bank N.V., as co-syndication agents, Wachovia Bank, National Association, as documentation agent, and Citicorp North America, Inc., as agent (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on August 30, 2004).

10.30	Amended and Restated Credit Agreement dated as of March 29, 2005 among The Lubrizol Corporation, the Initial Lenders named therein, Citicorp North America, Inc., as administrative agent, and Citigroup Global Markets, Inc., as arranger and syndication agent (incorporated by reference to Exhibit 10.5 to The Lubrizol Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.31	Amendment No. 2 to the Credit Agreement among The Lubrizol Corporation, the banks, financial institutions and other institutional lenders who are parties to the Credit Agreement dated as of August 24, 2004, as amended and restated as of March 29, 2005, and as further amended as of August 23, 2005, and Citicorp North America, Inc. as agent (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on September 22, 2006).

10.32	Five Year Credit Agreement dated as of September 14, 2005 among Europe Chemical Holdings C.V., Noveon Holdings France S.A.S. and Noveon Europe BVBA, The Lubrizol Corporation, the Initial Lenders named therein, ABN AMRO Bank N.V. as administrative agent, and ABN AMRO Bank N.V., Calyon, Citigroup Global Markets Inc., and Fortis Capital Corp as mandated lead arrangers and bookrunners (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on September 16, 2005).

10.33	Letter Amendment dated as of September 20, 2006 among Lubrizol Holdings France S.A.S. (formerly known as Noveon Holdings France S.A.S.) and Noveon Europe BVBA (collectively, the “Borrowers”), The Lubrizol Corporation, the Lenders named therein, ABN AMRO Bank N.V. as agent, to the Five Year Credit Agreement dated as of September 14, 2005 among the Borrowers, The Lubrizol Corporation, the Initial Lenders named therein, ABN AMRO Bank N.V., Calyon, Citigroup Global Markets Inc. and Fortis Capital Corp. (incorporated by reference to Exhibit 10.2 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on September 22, 2006).

12.1	Computation of Ratio of Earnings to Fixed Charges.

13.1	The following portions of The Lubrizol Corporation 2006 Annual Report to its shareholders (the 2006 Annual Report is available on our website at www.lubrizol.com as a separate pdf file):

Pages 11-27	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Page 28	Management’s Report on Internal Control Over Financial Reporting.

Page 28	New York Stock Exchange Certifications.

Pages 29-30	Reports of Independent Registered Public Accounting Firm.

Page 31	Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004.

Page 32	Consolidated Balance Sheets at December 31, 2006 and 2005.

Page 33	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

Page 34	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004.

Pages 35-55	Notes to Financial Statements.

Pages 56-57	Historical Summary.
21.1	List of Significant Subsidiaries of The Lubrizol Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*     Indicates management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on February 28, 2007, on its behalf by the undersigned, thereunto duly authorized.

THE LUBRIZOL CORPORATION

BY	/s/ James L. Hambrick

James L. Hambrick, President and
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 19, 2007, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ James L. Hambrick	Chairman of the Board, President and Chief Executive Officer
James L. Hambrick	(Principal Executive Officer)

/s/ Charles P. Cooley	Sr. Vice President, Treasurer and Chief Financial Officer
Charles P. Cooley	(Principal Financial Officer)

/s/ W. Scott Emerick	Corporate Controller
W. Scott Emerick	(Chief Accounting Officer)

/s/ Robert E. Abernathy	Director
Robert E. Abernathy

/s/ Jerald A. Blumberg	Director
Jerald A. Blumberg

/s/ Forest J. Farmer, Sr.	Director
Forest J. Farmer, Sr.

/s/ Gordon D. Harnett	Director
Gordon D. Harnett

/s/ William P. Madar	Director
William P. Madar

/s/ Peggy Gordon Miller	Director
Peggy Gordon Miller

/s/ Dominic J. Pileggi	Director
Dominic J. Pileggi

/s/ Daniel E. Somers	Director
Daniel E. Somers