Form 10-Q
period 2007-03-31
LUBRIZOL CORP
filed 2007-05-04
CIK 60751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of the registrant’s common shares, without par value, outstanding as of April 30, 2007: 69,193,107

THE LUBRIZOL CORPORATION
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE LUBRIZOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(In Millions of Dollars Except Per Share Data)	2007	2006

Net sales	$1,075.8	$983.5
Royalties and other revenues	0.9	0.6

Total revenues	1,076.7	984.1

Cost of sales	797.7	738.4
Selling and administrative expenses	102.3	93.3
Research, testing and development expenses	51.7	49.6
Amortization of intangible assets	6.0	5.8
Restructuring and impairment (credits) charges	(2.4)	1.8

Total costs and expenses	955.3	888.9

Other income (expense) – net	5.6	(1.5)
Interest income	7.1	2.2
Interest expense	(24.2)	(25.3)

Income from continuing operations before income taxes	109.9	70.6
Provision for income taxes	38.3	24.7

Income from continuing operations	71.6	45.9
Discontinued operations – net of tax	—	(60.7)

Net income (loss)	$71.6	$(14.8)

Basic earnings (loss) per share:
Continuing operations	$1.03	$0.67
Discontinued operations	—	(0.89)

Net income (loss) per share, basic	$1.03	$(0.22)

Diluted earnings (loss) per share:
Continuing operations	$1.02	$0.66
Discontinued operations	—	(0.88)

Net income (loss) per share, diluted	$1.02	$(0.22)

Dividends per share	$0.26	$0.26

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In Millions of Dollars Except Share Data)	2007	2006

ASSETS
Cash and short-term investments	$582.8	$575.7
Receivables	625.5	573.6
Inventories	573.0	589.0
Other current assets	86.7	98.0

Total current assets	1,868.0	1,836.3

Property and equipment – at cost	2,580.3	2,546.0
Less accumulated depreciation	1,496.5	1,464.7

Property and equipment – net	1,083.8	1,081.3

Goodwill	1,092.9	1,076.1
Intangible assets – net	325.4	322.8
Investments in non-consolidated companies	7.2	7.7
Other assets	67.0	62.0

TOTAL	$4,444.3	$4,386.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$6.1	$3.7
Accounts payable	360.2	340.5
Accrued expenses and other current liabilities	227.5	287.8

Total current liabilities	593.8	632.0

Long-term debt	1,507.1	1,538.0
Pension obligations	206.7	218.5
Other postretirement benefit obligations	81.1	82.0
Noncurrent liabilities	135.4	66.7
Deferred income taxes	84.7	88.9

Total liabilities	2,608.8	2,626.1

Minority interest in consolidated companies	53.2	52.7

Contingencies and commitments
Shareholders’ equity:
Preferred stock without par value – authorized and unissued:
Serial preferred stock – 2,000,000 shares	—	—
Serial preference shares – 25,000,000 shares	—	—
Common shares without par value:
Authorized – 120,000,000 shares
Outstanding – 69,024,228 shares as of March 31, 2007 after deducting 17,171,666 treasury shares; 69,020,569 shares as of December 31, 2006 after deducting 17,175,325 treasury shares	728.5	710.1
Retained earnings	1,094.2	1,050.2
Accumulated other comprehensive loss	(40.4)	(52.9)

Total shareholders’ equity	1,782.3	1,707.4

TOTAL	$4,444.3	$4,386.2

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(In Millions of Dollars)	2007	2006

CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (loss)	$71.6	$(14.8)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	39.2	42.9
Deferred income taxes	10.7	8.1
Deferred compensation	8.0	3.8
Restructuring and impairment charges	—	61.0
(Gain) loss from divestitures and sales of property and equipment	(7.9)	0.9
Change in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(46.3)	(38.1)
Inventories	18.8	(13.2)
Accounts payable, accrued expenses and other current liabilities	16.7	(32.0)
Other current assets	(1.1)	0.9

	(11.9)	(82.4)
Change in noncurrent liabilities	(9.0)	4.1
Other items – net	(2.7)	2.1

Total operating activities	98.0	25.7

INVESTING ACTIVITIES
Capital expenditures	(31.9)	(30.3)
Acquisitions	(15.7)	—
Net proceeds from divestitures and sales of property and equipment	11.4	8.5
Other items – net	(0.1)	—

Total investing activities	(36.3)	(21.8)

FINANCING ACTIVITIES
Changes in short-term debt – net	2.4	0.3
Repayments of long-term debt	(32.5)	(23.7)
Dividends paid	(18.0)	(17.7)
Common shares purchased	(19.3)	—
Proceeds from the exercise of stock options	11.7	7.3

Total financing activities	(55.7)	(33.8)

Effect of exchange rate changes on cash	1.1	0.8

Net increase (decrease) in cash and short-term investments	7.1	(29.1)

Cash and short-term investments at the beginning of period	575.7	262.4

Cash and short-term investments at the end of period	$582.8	$233.3

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
(In Millions of Dollars except Share and Per Share Data)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals unless otherwise noted) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
2. Significant Accounting Policies
Net Income Per Share
Net income per share is computed by dividing net income by the weighted-average common shares outstanding during the period, including contingently issuable shares. Net income per diluted share includes the dilutive effect resulting from outstanding stock options and awards. Per share amounts from continuing operations are computed as follows:

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Income from continuing operations	$71.6	$45.9

Denominator:
Weighted-average common shares outstanding	69.3	68.4
Dilutive effect of stock options and awards	0.8	0.7

Denominator for income from continuing operations per share, diluted	70.1	69.1

Income from continuing operations per share, basic	$1.03	$0.67

Income from continuing operations per share, diluted	$1.02	$0.66

Weighted-average shares issuable upon the exercise of stock options that were excluded from the diluted earnings per share calculations because they were antidilutive for the three months ended March 31, 2007 and 2006 were 0.7 million and 0.1 million, respectively.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
New Accounting Standards
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to make an irrevocable election to measure many financial instruments and certain other items at fair value at specified election dates. The fair value option may be applied instrument by instrument and must be applied to entire instruments. Unrealized gains and losses on items for which the entity elects the fair value option are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” Entities are not permitted to apply this statement retrospectively to the fiscal years preceding the effective date unless the entity chooses early adoption. The company currently is evaluating the impact of this recently issued standard on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expands disclosure about fair value measurements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but simplifies and codifies related guidance within GAAP. SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. SFAS No. 157 requires adoption prospectively as of the beginning of the fiscal year in which this statement is initially applied, with the exception of certain financial instruments, in which adoption is applied retrospectively as of the beginning of the fiscal year in which this statement is initially applied. The company currently is evaluating the impact of this recently issued standard on its consolidated financial statements.
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
3. Stock-Based Compensation
The company utilizes the 2005 Stock Incentive Plan (2005 Plan) and other deferred compensation plans to provide equity awards to its key employees. The 2005 Plan, approved by the company’s shareholders on April 25, 2005, provides for the granting of stock appreciation rights, restricted and unrestricted shares and options to buy common shares up to an amount equal to 4,000,000 common shares, of which no more than 2,000,000 can be settled as full-value awards. After the 2,000,000 limit has been reached, full-value awards are counted in a 3-to-1 ratio against the 4,000,000 limit. Options become exercisable 50% one year after date of grant, 75% after two years, 100% after three years and expire up to 10 years after grant. In addition, the 2005 Plan provides each nonemployee director of the company an automatic annual grant of restricted stock units worth approximately $0.1 million based on the fair market

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
value of the company’s common shares on the date of each Annual Meeting of Shareholders. These restricted stock units vest one year after the grant date.
The fair value of share-based payment awards are estimated using the Black-Scholes option pricing model. There were 213,200 stock options granted during the three months ended March 31, 2007. There were no stock options granted during the three months ended March 31, 2006. The weighted-average assumptions used to value the options granted during the first quarter of 2007 were as follows:

Risk-free interest rate	4.8%
Dividend yield	2.0%
Volatility	17.8%
Expected life (years)	10.0
Weighted-average fair value of options granted during the year	$14.68
Cash received from option exercises and purchases during the three months ended March 31, 2007 was $9.4 million. The company realized a reduction in its income tax payable of $2.3 million for the three months ended March 31, 2007 relating to the exercise of nonqualified stock options. For accounting purposes, these tax benefits were realized as increases in paid-in capital included in the common shares caption in shareholders’ equity (see Note 14).
As of March 31, 2007, there was $23.4 million of total before-tax unrecognized compensation cost related to nonvested stock-based awards. That cost is expected to be recognized over a weighted-average period of 2.1 years. The company is using previously purchased treasury shares for all net shares issued for option exercises, long-term incentive plans and restricted stock awards.
Under the company’s long-term incentive program, dollar-based target awards are determined by the organization and compensation committee of the board of directors for three-year performance periods. During the three months ended March 31, 2007, the award for the 2004-2006 performance period was paid resulting in the issuance of 178,541 shares in lieu of a cash distribution. In addition, during the three months ended March 31, 2006, the award for the 2003-2005 performance period was paid in cash.
The following table identifies the number of shares expected to be issued based on current performance measures and the stock price on the date of grant for the performance shares granted:

	Expected	Average
	Number of Units	Stock Price on
Award	to be Issued	Date of Grant
2005-2007	268,881	$39.44
2006-2008	298,034	$43.07
2007-2009	162,414	$53.07
Performance-based stock awards as of March 31, 2007 and changes during the three months ended March 31, 2007 were as follows:

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007

		Weighted-
		Average
	Share	Grant Date
	Units	Fair Value
Nonvested at January 1, 2007	370,448	$40.95
Granted	129,930	$53.07
Performance increase	228,981	$43.66
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2007	729,359	$43.96

The following table reflects the total stock-based compensation expense and the related tax benefit recognized in the consolidated statements of income.

	Three Months Ended
	March 31,
	2007	2006
Restricted share units:
Long-term incentive program	$6.6	$1.7
Other plans	2.9	1.7
Stock options	0.7	0.8

Total	$10.2	$4.2

Tax benefit	$3.6	$1.5

4. Acquisitions
On February 7, 2007, the company completed the acquisition of the entire metalworking additives product line of Lockhart Chemical Company (Lockhart), a private company with headquarters in Gibsonia, Pennsylvania, for approximately $15.7 million. Annualized revenues of these products are approximately $20.0 million. The company began including the results of the acquired products in the Lubrizol Additives segment in February 2007. The purchase price for this acquisition included goodwill of $8.1 million.
5. Divestitures
In May 2006, the company sold the food ingredients and industrial specialties business (FIIS) and the active pharmaceutical ingredients and intermediate compounds business (A&I), both of which were included in the Lubrizol Advanced Materials segment. At March 31, 2006, these businesses were classified as held-for-sale pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as definitive sales agreements were signed during March 2006. The held-for-sale classification triggered an impairment test, which resulted in an impairment charge of $60.6 million recorded in the first quarter of 2006 to reflect the FIIS business at its fair value. The results of these divested businesses have been reflected in the discontinued operations – net of tax line item in the company’s consolidated statement of income for the three months ended March 31, 2006.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
In February 2006, the company sold certain assets and liabilities of its Telene® resins business (Telene), which was included in the Lubrizol Advanced Materials segment. The results of Telene have been reflected in the discontinued operations – net of tax line item in the company’s consolidated statement of income for the three months ended March 31, 2006.
Total revenues from discontinued operations for the three months ended March 31, 2006 were $107.1 million. Net loss from discontinued operations was $60.7 million or $0.88 per diluted share.
6. Inventories
The company’s inventories were comprised of the following:

	March 31,	December 31,
	2007	2006
Finished products	$310.7	$315.0
Products in process	87.7	108.2
Raw materials	146.3	138.2
Supplies and engine test parts	28.3	27.6

Total inventory	$573.0	$589.0

7. Goodwill and Intangible Assets
Goodwill is tested for impairment at the reporting unit level as of October 1 each year or if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The carrying amount of goodwill by reporting segment as of March 31, 2007 follows:

	Lubrizol
	Advanced	Lubrizol
	Materials	Additives	Total
Balance, January 1, 2007	$978.3	$97.8	$1,076.1
Additions	—	8.1	8.1
Translation & other adjustments	8.6	0.1	8.7

Balance, March 31, 2007	$986.9	$106.0	$1,092.9

The major components of the company’s identifiable intangible assets are customer lists, technology, trademarks, patents, land-use rights and non-compete agreements. Definite-lived intangible assets are amortized over their useful lives, which range between 3 and 40 years. The company’s indefinite-lived intangible assets consist of certain trademarks that are tested for impairment each year as of October 1 or more frequently if impairment indicators arise. Indefinite-lived trademarks are assessed for impairment separately from goodwill.
The following table shows the components of identifiable intangible assets.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007

	March 31, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists	$150.1	$26.3	$145.0	$24.0
Technology	141.5	47.4	139.8	44.9
Trademarks	21.9	5.8	20.7	5.5
Patents	14.1	4.5	14.0	4.2
Land-use rights	7.5	1.2	7.5	1.2
Non-compete agreements	8.4	7.8	8.2	7.2
Other	0.9	0.9	0.9	0.7

Total amortized intangible assets	344.4	93.9	336.1	87.7
Non-amortized trademarks	74.9	—	74.4	—

Total	$419.3	$93.9	$410.5	$87.7

Annual intangible amortization expense for the next five years will approximate $23.5 million in 2007, $22.0 million in 2008 and $20.3 million in 2009, 2010 and 2011, respectively.
8. Income Taxes
Effective January 1, 2007, the company adopted the provisions of FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. Under FIN No. 48, the economic benefit associated with a tax position only will be recognized if it is more likely than not that a tax position ultimately will be sustained. After this threshold is met, a tax position is reported at the largest amount of benefit that is more likely than not to be ultimately sustained. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Prior to January 1, 2007, the company regularly assessed positions with regard to tax exposures and recorded liabilities for uncertain income tax positions in accordance with SFAS No. 5, “Accounting for Contingencies.”
As a result of adopting FIN No. 48 on January 1, 2007, the company recognized an $8.9 million reduction to retained earnings and a $5.4 million increase to goodwill for pre-acquisition income tax liabilities of Noveon International, Inc. (Noveon International). As of January 1, 2007, after recording this FIN No. 48 adoption impact, the company had gross unrecognized tax benefits of $57.8 million, of which $38.8 million, if recognized, would affect the effective tax rate.
The company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the income tax provision. As of January 1, 2007, the date of adoption, the company had accrued interest of $7.1 million. Penalties were immaterial to the company’s consolidated financial statements.
The company operates in numerous taxing jurisdictions and is subject to regular examinations by various U.S. federal, state and foreign jurisdictions. The company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which the company does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions and difficulty in estimating the final resolution of complex tax audit matters, the company’s estimates of income tax liabilities may differ from actual payments or assessments.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
It is reasonably possible that unrecognized tax benefits may decrease by up to $8.0 million within 12 months of the January 1, 2007 adoption date primarily as a result of the settlement of foreign audits and the closure of foreign statutes of limitations.
With few exceptions, the company is no longer subject to U.S. federal, state and local tax examinations for years before 2001 and foreign jurisdiction examinations for years before 2000.
Effective with the adoption of FIN No. 48, the majority of the company’s unrecognized tax benefits are classified as noncurrent liabilities because payment of cash is not expected within one year. Prior to the adoption of FIN No. 48, the company classified unrecognized tax benefits in accrued expenses and other current liabilities.
9. Comprehensive Income (Loss)
Total comprehensive income (loss) was comprised of the following:

	Three Months Ended
	March 31,
	2007	2006
Net income (loss)	$71.6	$(14.8)
Foreign currency translation adjustment	10.3	6.9
Pension and other postretirement benefit plans	—	(0.8)
Unrealized gain (loss) - natural gas hedges	1.5	(0.8)
Amortization of treasury rate locks	0.7	0.7

Total comprehensive income (loss)	$84.1	$(8.8)

10. Segment Reporting
The company is organized into two operating and reporting segments. The company changed the names of its two reporting segments in 2007. The new segment names are Lubrizol Additives, previously known as Lubricant Additives, and Lubrizol Advanced Materials, previously known as Specialty Chemicals. The change was in name only as the management structure of the segments and product lines included in each segment remained unchanged. The Lubrizol Additives segment represented 65% of the company’s consolidated revenues for the three months ended March 31, 2007 and is comprised of the company’s businesses in engine additives and driveline and industrial oil additives. The Lubrizol Advanced Materials segment represented 35% of the company’s consolidated revenues for three months ended March 31, 2007 and is comprised of the businesses in engineered polymers, performance coatings and Noveon consumer specialties.
Lubrizol Additives consists of two product lines: engine additives and driveline and industrial oil additives. Engine additives is comprised of additives for lubricating engine oils, such as for gasoline, diesel, marine and stationary gas engines and additive components, additives for fuel products and refinery and oil field chemicals, as well as outsourcing strategies for supply chain and knowledge center management. In addition, this product line sells additive components and viscosity improvers within its lubricant and fuel additives product areas. Driveline and industrial oil additives is comprised of additives for driveline oils, such as automatic transmission fluids, gear oils and tractor lubricants and industrial oil additives, such as additives for hydraulic, grease and metalworking fluids, as well as compressor lubricants. Lubrizol Additives product lines generally are produced in company-owned shared manufacturing facilities and largely sold to a common customer base.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
The Lubrizol Advanced Materials segment consists of engineered polymers, performance coatings and Noveon consumer specialties product lines. The engineered polymers product line is characterized by products such as TempRite® engineered polymers and Estane® engineered polymers. Engineered polymers products are sold to a diverse customer base comprised of major manufacturers in the construction, automotive, telecommunications, electronics and recreation industries. The performance coatings product line includes high-performance polymers and additives for specialty paper, graphic arts, paint and textile coatings applications. The Noveon consumer specialties product line is characterized by global production of acrylic thickeners, specialty monomers, film formers, fixatives, emollients, silicones, surfactants, botanicals and process chemicals. The company markets products in the Noveon consumer specialties product line to the personal care and pharmaceutical primary end-use industries. The Noveon consumer specialties products are sold to customers worldwide and these customers include major manufacturers of cosmetics, personal care products, water soluble polymers and household products. During the first quarter of 2006, the company completed the sale of the Telene business and entered into sales agreements to divest the FIIS and A&I businesses, which were subsequently sold during the second quarter of 2006. The company recorded the results of operations of these businesses either divested or classified as held-for-sale in the discontinued operations – net of tax line item in the consolidated statements of income for 2006.
The company primarily evaluates performance and allocates resources based on segment operating income, defined as revenues less expenses identifiable to the product lines included within each segment, as well as projected future returns. Segment operating income reconciles to consolidated income from continuing operations before income taxes by deducting corporate expenses and income that are not attributed to the operating segments, restructuring and impairment (credits) charges and net interest expense.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
The following table presents a summary of the results of the company’s reportable segments:

	Three Months Ended
	March 31,
	2007	2006
Revenues from external customers:
Lubrizol Additives	$696.0	$627.5
Lubrizol Advanced Materials	380.7	356.6

Total revenues	$1,076.7	$984.1

Segment operating income:
Lubrizol Additives	$101.4	$74.4
Lubrizol Advanced Materials	45.4	44.6

Segment operating income	146.8	119.0

Corporate expenses	(21.7)	(21.3)
Corporate other expense – net	(0.5)	(2.2)
Restructuring and impairment credits (charges)	2.4	(1.8)
Interest expense – net	(17.1)	(23.1)

Income from continuing operations before income taxes	$109.9	$70.6

The company’s total assets by segment were as follows:

	March 31,	December 31,
	2007	2006
Segment total assets:
Lubrizol Additives	$1,447.2	$1,392.9
Lubrizol Advanced Materials	2,209.8	2,193.7

Total segment assets	3,657.0	3,586.6

Corporate assets	787.3	799.6

Total consolidated assets	$4,444.3	$4,386.2

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
11. Pension and Postretirement Benefits
The components of net periodic pension cost and net periodic non-pension postretirement benefit cost consisted of the following:

	Three Months Ended
	March 31,
	2007	2006
Pension benefits:
Service cost - benefits earned during period	$7.2	$7.9
Interest cost on projected benefit obligation	9.6	8.3
Expected return on plan assets	(8.6)	(7.1)
Amortization of prior service costs	0.6	0.5
Settlement / curtailment loss	—	3.3
Recognized net actuarial loss	1.2	2.1

Net periodic pension cost	$10.0	$15.0

Other postretirement benefits:
Service cost - benefits earned during period	$0.3	$0.4
Interest cost on projected benefit obligation	1.3	1.3
Amortization of prior service costs	(1.6)	(2.1)
Recognized net actuarial loss	0.3	0.4

Net periodic non-pension postretirement benefit cost	$0.3	$—

Expected employer contributions worldwide for pension benefits in 2007 approximate $57.7 million for the qualified plans, of which $22.2 million was contributed during the three months ended March 31, 2007. The portion of the 2007 total expected contributions attributable to the U.S. qualified pension plans is $34.5 million, of which $19.1 million was contributed during the three months ended March 31, 2007. The non-qualified pension plans and other postretirement benefit plans are unfunded. As a result, the 2007 expected contributions to these plans of $1.8 million and $4.6 million, respectively, represent actuarial estimates of future assumed payments based on historic retirement and payment patterns as well as medical trend rates and historical claim information, as appropriate. The settlement loss in 2006 resulted from a distribution from a non-qualified pension plan.
12.	Restructuring and Impairment (Credits) Charges
During the three months ended March 31, 2007 and 2006, the company recorded aggregate restructuring and impairment (credits) charges of ($2.4) million and $1.8 million, respectively. The net restructuring and impairment credit during the first quarter of 2007 primarily related to a pretax gain and restructuring credit of $2.8 million recorded on the sale of the manufacturing facility located in Bromborough, U.K. in January 2007 for net cash proceeds of $5.9 million.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
The following table shows the reconciliation of the restructuring liability since January 1, 2007 by major restructuring activity:

	Liability	Restructuring		Liability
	January 1,	and Impairment		March 31,
	2007	(Credits) Charges	Cash Paid	2007

Bromborough, U.K. plant closure and sale	$1.0	$(0.8)	$—	$0.2
Lubrizol Advanced Materials plant closures and workforce reductions	0.7	0.3	(0.4)	0.6
Corporate / other workforce reductions	0.2	0.1	(0.3)	—
Noveon International restructuring liabilities assumed	0.9	—	(0.3)	0.6

	$2.8	$(0.4)	$(1.0)	$1.4

Included in restructuring and impairment (credits) charges for the three months ended March 31, 2007 was a $2.0 million gain on the sale of the U.K. plant.
13. Debt
During the three months ended March 31, 2007, the company repaid €25.0 million against its €250.0 million revolving credit agreement. The remaining balance outstanding as of March 31, 2007 under this arrangement was €60.0 million, or $80.1 million.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
14. Shareholders’ Equity
The following table summarizes the changes in shareholders’ equity since December 31, 2006:

		Shareholders’ Equity
				Accumulated
	Number of			Other
	Shares	Common	Retained	Comprehensive
	Outstanding	Shares	Earnings	(Loss) Income	Total

Balance, December 31, 2006	69.0	$710.1	$1,050.2	$(52.9)	$1,707.4
Cumulative effect of a change in accounting principle due to the adoption of FIN No. 48		—	(8.9)	—	(8.9)

Balance, January 1, 2007	69.0	710.1	1,041.3	(52.9)	1,698.5

Comprehensive income:
Net income		—	71.6	—	71.6
Other comprehensive income		—	—	12.5	12.5

Total comprehensive income					84.1
Deferred stock compensation		7.3	—	—	7.3
Common shares – treasury:
Common shares purchased	(0.4)	(0.6)	(18.7)	—	(19.3)
Shares issued upon exercise of stock options and awards	0.4	11.7	—	—	11.7

Balance, March 31, 2007	69.0	$728.5	$1,094.2	$(40.4)	$1,782.3

15. Contingencies
The company has numerous purchase commitments for materials, supplies and energy in the ordinary course of business. The company also has numerous sales commitments for product supply contracts in the ordinary course of business.
General
There are pending or threatened claims, lawsuits and administrative proceedings against the company or its subsidiaries, all arising from the ordinary course of business with respect to commercial, product liability and environmental matters, which seek remedies or damages. The company believes that any liability that finally may be determined with respect to commercial and product liability claims should not have a material adverse effect on the company’s consolidated financial position, results of operations or cash flows. From time to time, the company also is involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
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
The company participates in the remediation process for onsite and third party waste management sites at which the company has been identified as a PRP. This process includes investigation, remedial action selection and implementation, as well as discussions and negotiations with other parties, which primarily include PRPs, past owners and operators and governmental agencies. The estimates of environmental liabilities are based on the results of this process. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability, remediation standards and evolving technologies for managing investigations and remediation. The company revises its estimates accordingly as events in this process occur and additional information is obtained.
The company’s environmental reserves, measured on an undiscounted basis, totaled $13.4 million at March 31, 2007 and $14.2 million at December 31, 2006. Of these amounts, $4.0 million and $4.5 million were included in accrued expenses and other current liabilities at March 31, 2007 and December 31, 2006, respectively. Goodrich provided Noveon International with an indemnity for various environmental liabilities. The company estimates Goodrich’s share of such currently identified liabilities under the indemnity, which extends through February 2011, to be approximately $3.6 million of which $0.6 million of the recovery is included in receivables and $3.0 million is included in other assets. There are specific environmental contingencies for company-owned sites for which third parties such as past owners and/or operators are the named PRPs and also for which the company is indemnified by Goodrich. Goodrich currently is indemnifying Noveon International for several environmental remediation projects. Goodrich’s share of all of these liabilities may increase to the extent such third parties fail to honor their obligations through February 2011.
The company believes that its environmental accruals are adequate based on currently available information. The company believes that it is reasonably possible that $20.5 million in additional costs may be incurred at certain locations beyond the amounts accrued as a result of new information, newly discovered conditions, changes in remediation standards or technologies or a change in the law. Additionally, as the indemnification from Goodrich extends through February 2011, changes in assumptions regarding when costs will be incurred may result in additional expenses to the company. Additional costs in excess of $20.5 million cannot currently be estimated.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
GUARANTEES
On May 1, 2006, the company sold the FIIS business to SPM Group Holdings, LLC, now known as Emerald Performance Materials, LLC (Emerald). As a result of the sale, Emerald became responsible for contracts relating to FIIS, including a Toluene Sale and Purchase Agreement between SK Corporation (SK) and the company dated December 6, 2005 (the Toluene Agreement). Although Emerald has assumed the obligations under the Toluene Agreement, the company has guaranteed to SK the timely performance of Emerald’s payment obligations under the Toluene Agreement for purchases thereunder. The term of the Toluene Agreement extends to January 31, 2008.
If Emerald does not satisfy its obligations under the Toluene Agreement, SK shall notify the company and use commercially reasonable efforts to collect what is due from Emerald. If SK is unable to collect from Emerald, then SK may make a demand on the company for payment of the outstanding obligations. The guarantee is revocable by the company upon 60 days’ prior written notice.
Because of the guarantee’s existing revocation clause, the company estimates that the maximum liability under the guarantee would be approximately $15.2 million, representing the estimated liability for two shipments to Emerald. However, the company believes that it is highly unlikely that an event would occur requiring the company to pay any monies pursuant to the guarantee. Accordingly, no liability has been reflected in the accompanying consolidated balance sheet at March 31, 2007.
INDEMNIFICATIONS
In connection with the sale of the FIIS business, the company has provided indemnifications to Emerald with respect to the business sold. These indemnifications have been associated with the price and quantity of raw material purchases, permit costs, costs incurred due to the inability to obtain permits and environmental matters. In each of these circumstances, payment by the company is dependent on Emerald filing a claim. In addition, the company’s obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under certain of these agreements due to the conditional nature of the company’s obligations and the unique facts and circumstances involved in each particular agreement. The company believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on the company’s business, financial condition or results of operations. For those indemnification agreements where a payment by the company is probable and estimable, a liability has been recorded as of March 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In Millions of Dollars except Share and Per Share Data)
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this quarterly report on Form 10-Q. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including those described under the section “Cautionary Statements for Safe Harbor Purposes” included elsewhere in this quarterly report on Form 10-Q.
OVERVIEW
We are an innovative specialty chemical company that produces and supplies technologies that improve the quality and performance of our customers’ products in the global transportation, industrial and consumer markets. Our business is founded on technological leadership. Innovation provides opportunities for us in growth markets as well as advantages over our competitors. From a base of approximately 1,600 patents, we use our product development and formulation expertise to sustain our leading market positions and fuel our future growth. We create additives, ingredients, resins and compounds that enhance the performance, quality and value of our customers’ products, while minimizing their environmental impact. Our products are used in a broad range of applications, and are sold into stable markets such as those for engine oils, specialty driveline lubricants and metalworking fluids, as well as higher-growth markets such as personal care and over-the-counter pharmaceutical products and performance coatings and inks. Our engineered polymers products also are used in a variety of industries, including the construction, sporting goods, medical products and automotive industries. We are an industry leader in many of the markets in which our product lines compete.
We are geographically diverse, with an extensive global manufacturing, supply chain, technical and commercial infrastructure. We operate facilities in 29 countries, including production facilities in 20 countries and laboratories in 13 countries, in key regions around the world through the efforts of approximately 6,800 employees. We sell our products in more than 100 countries and believe that our customers value our ability to provide customized, high-quality, cost-effective performance formulations and solutions worldwide. We also believe that our customers value our global supply chain capabilities.
On February 7, 2007, we completed the acquisition of the entire metalworking additives product line of Lockhart Chemical Company (Lockhart), a private company with headquarters in Gibsonia, Pennsylvania. Annualized revenues of these products are approximately $20.0 million.
In May 2006, we sold the food ingredients and industrial specialties business (FIIS) and the active pharmaceutical ingredients and intermediate compounds business (A&I), both of which were included in the Lubrizol Advanced Materials segment. At March 31, 2006, these businesses were classified as held-for-sale pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as definitive sales agreements were signed during March 2006. The held-for-sale classification triggered an impairment test, which resulted in an impairment charge of $60.6 million recorded in the first quarter of 2006 to reflect the FIIS business at its fair value. We have reflected the results of these divested businesses in the discontinued operations – net of tax line item in the consolidated statement of income for the three months ended March 31, 2006.
In February 2006, we sold certain assets and liabilities of our Telene® resins business (Telene), which was included in the Lubrizol Advanced Materials segment. We have reflected the results of Telene in the discontinued operations – net of tax line item in the consolidated statement of income for the three months ended March 31, 2006.

RESULTS OF OPERATIONS
Income from continuing operations increased $25.7 million to $71.6 million in the first quarter of 2007 compared to $45.9 million for the same period in 2006. The increase in earnings from continuing operations primarily was due to improvements in the combination of price and product mix in the Lubrizol Additives segment as we continue to recover lost margin attributable to past raw material cost increases in this segment. Although we have yet to fully recover past raw material cost increases, we believe we are returning to levels of earnings sufficient to support our operations and growth initiatives. In addition, earnings from continuing operations were impacted favorably by lower net interest costs; an increase in other income primarily as a result of a gain on the sale of land recorded in the first quarter of 2007; a restructuring credit associated with the sale of the manufacturing facility located in Bromborough, U.K. in the first quarter of 2007; and a favorable currency impact; offset by higher raw material costs, increased manufacturing costs and higher selling, technology, administrative and research (STAR) expenses.
Net loss of $14.8 million for the three months ended March 31, 2006 included a $60.7 million loss from discontinued operations – net of tax, which primarily related to a $60.6 million after-tax impairment charge recorded in the first quarter of 2006 to reflect the FIIS business at its fair value.
Revenues
The changes in consolidated revenues are summarized as follows:

	Three Months
	Ended March 31,
	2007	2006	$ Change	% Change
Net sales	$1,075.8	$983.5	$92.3	9%
Royalties and other revenues	0.9	0.6	0.3	50%

Total revenues	$1,076.7	$984.1	$92.6	9%

The increase in revenues for the three months ended March 31, 2007 compared to the same period in 2006 was due to a 7% improvement in the combination of price and product mix and a 2% favorable currency impact. Volume was level in the first quarter of 2007 compared to the prior year as volume gains in Latin America and Europe were offset by declines in North America and Asia-Pacific / Middle East.

The following table shows our volume by geographic zone for the three months ended March 31, 2007:

	1st Quarter	1st Quarter
	2007	2007 vs. 2006
	Volume	% Change
North America	47%	(3%)
Europe	27%	1%
Asia-Pacific / Middle East	20%	(1%)
Latin America	6%	22%

Total	100%	—

Segment volume variances by geographic zone as well as the factors explaining the changes in segment revenues for the three months ended March 31, 2007 compared with the same period in 2006 are contained within the “Segment Analysis” section below.
Costs and Expenses
The changes in consolidated costs and expenses are summarized as follows:

	Three Months Ended
	March 31,
	2007	2006	$ Change	% Change
Cost of sales	$797.7	$738.4	$59.3	8%
Selling and administrative expenses	102.3	93.3	9.0	10%
Research, testing and development expenses	51.7	49.6	2.1	4%
Amortization of intangible assets	6.0	5.8	0.2	3%
Restructuring and impairment (credits) charges	(2.4)	1.8	(4.2)	*

Total costs and expenses	$955.3	$888.9	$66.4	7%
			o
*	Calculation not meaningful
The increase in cost of sales in the first quarter of 2007 compared to the same period in 2006 primarily was due to higher average raw material cost and higher manufacturing expenses. Average raw material cost increased 7% for the three months ended March 31, 2007 compared to the same period in 2006. Total manufacturing expenses increased 11% in the first quarter of 2007 compared to the prior-year quarter, primarily due to unfavorable manufacturing cost absorption as we lowered production to reduce inventory levels from the prior year end and an unfavorable currency impact, partially offset by lower utility costs. On a per-unit-sold basis, manufacturing costs increased 11% for the three months ended March 31, 2007 compared to the same period in 2006.
Gross profit (net sales less cost of sales) increased $33.0 million, or 13%, for the three months ended March 31, 2007 compared to the same period in 2006. The increase primarily was due to improvement in the combination of price and product mix in the Lubrizol Additives segment and a favorable currency impact offset by higher average unit raw material cost and higher manufacturing expenses. Our gross profit percentage (gross profit divided by net sales) increased to 25.9% in the first quarter of 2007 compared to 24.9% in the same quarter last year. The gross profit percentage increase primarily occurred in the Lubrizol Additives segment due to the favorable combination of price and product mix attributable to price increases implemented during 2006.

Selling and administrative expenses increased $9.0 million, or 10%, in the first quarter of 2007 compared with the same period in 2006. The increase during the quarter primarily was due to higher performance-based incentive compensation and an increase in salaries and benefits primarily due to the addition of resources to support our growth in the Lubrizol Advanced Materials segment. The first quarter of 2006 included a $2.8 million pension settlement charge related to a non-qualified pension plan distribution.
Research, testing and development expenses increased $2.1 million, or 4%, for the first quarter of 2007 compared to the same quarter in the prior year primarily due to an unfavorable currency impact.
In the first quarter of 2007, we recorded aggregate restructuring and impairment credits of $2.4 million primarily related to a $2.8 million pretax gain and restructuring credit recorded on the sale of the manufacturing facility located in the United Kingdom. Restructuring and impairment charges of $1.8 million were recorded during the first quarter of 2006, which were primarily associated with the U.K. plant closure.
The components of restructuring and impairment credits and charges are detailed as follows:

	Three Months Ended March 31, 2007
	Asset
	Impairments	Other Plant
	(Gains)	Exit Costs	Severance	Total
Bromborough, U.K. plant closure and sale	$(2.8)	$—	$—	$(2.8)
Lubrizol Advanced Materials plant closures and workforce reductions	—	0.2	0.1	0.3
Other	—	—	0.1	0.1

Total restructuring and impairment (credits) charges	$(2.8)	$0.2	$0.2	$(2.4)

	Three Months Ended March 31, 2006
	Other Plant
	Exit Costs	Severance	Total
Bromborough, U.K. plant closure	$0.9	$0.6	$1.5
Lubrizol Advanced Materials plant closures and workforce reductions	—	0.4	0.4
Other	—	(0.1)	(0.1)

Total restructuring and impairment charges	$0.9	$0.9	$1.8

The credits and charges for these cost reduction initiatives and impairments are reported as a separate line item in the consolidated statements of income, entitled “Restructuring and impairment (credits) charges” and are included in the “Total cost and expenses” subtotal on the consolidated statements of income.

Other Items and Net Income (Loss)
The changes in other items and net income (loss) are summarized as follows:

	Three Months Ended
	March 31,
	2007	2006	$ Change	% Change
Other income (expense) – net	$5.6	$(1.5)	$7.1	*
Interest expense – net	(17.1)	(23.1)	6.0	(26%)
Income from continuing operations before income taxes	109.9	70.6	39.3	56%
Provision for income taxes	38.3	24.7	13.6	55%
Income from continuing operations	71.6	45.9	25.7	56%
Discontinued operations	—	(60.7)	60.7	*
Net income (loss)	71.6	(14.8)	86.4	*
*	Calculation not meaningful
The increase in other income (expense) – net for the three months ended March 31, 2007 compared to the same period in 2006 primarily was due to a $5.0 million gain on the sale of land recorded in the first quarter of 2007.
The decrease in interest expense – net for the first quarter of 2007 compared to the prior-year quarter primarily was attributable to an increase in interest income of $4.9 million as a result of our increased cash and short-term investments from the divestiture proceeds received in May 2006.
Our effective tax rate of 34.9% in the first quarter of 2007 was comparable to our effective tax rate of 35.0% in the same period in 2006.
Primarily as a result of the above factors, net income (loss) per diluted share was $1.02 and ($0.22) for the three months ended March 31, 2007 and 2006, respectively. Net income per diluted share for the three months ended March 31, 2006 included a loss from discontinued operations per diluted share of $0.88. The loss from discontinued operations per diluted share includes a $0.01 per diluted share of operating income, an $0.88 per diluted share non-cash impairment charge and a $0.01 per diluted share loss on the sale of the Telene business.
SEGMENT ANALYSIS
We primarily evaluate performance and allocate resources based on segment operating income, defined as revenues less expenses identifiable to the product lines included within each segment, as well as projected future returns. Segment operating income will reconcile to consolidated income from continuing operations before income taxes by deducting corporate expenses and income that are not attributable to the operating segments, restructuring and impairment (credits) charges and net interest expense.

The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Lubrizol Additives	65%	64%
Lubrizol Advanced Materials	35%	36%

Segment Operating Income:
Lubrizol Additives	69%	63%
Lubrizol Advanced Materials	31%	37%
The operating results by segment were as follows:

	Three Months Ended
	March 31,
	2007	2006	$ Change
Revenues:
Lubrizol Additives	$696.0	$627.5	$68.5
Lubrizol Advanced Materials	380.7	356.6	24.1

Total	$1,076.7	$984.1	$92.6

Gross Profit:
Lubrizol Additives	$168.1	$141.0	$27.1
Lubrizol Advanced Materials	110.0	104.1	5.9

Total	$278.1	$245.1	$33.0

Segment Operating Income:
Lubrizol Additives	$101.4	$74.4	$27.0
Lubrizol Advanced Materials	45.4	44.6	0.8

Total	$146.8	$119.0	$27.8

Lubrizol Additives Segment
Revenues increased 11% for the three months ended March 31, 2007 compared to the same period in 2006. The increase primarily was due to a 9% improvement in the combination of price and product mix and a 3% favorable currency impact, slightly offset by a 1% decrease in volume.

Volume patterns vary in different geographic zones. The following table shows our volume by geographic zone for the three months ended March 31, 2007 as well as the changes compared to the same period in 2006:

	1st Quarter	1st Quarter
	2007	2007 vs. 2006
	Volume	% Change
North America	37%	(1%)
Europe	31%	—
Asia-Pacific / Middle East	25%	(5%)
Latin America	7%	15%

Total	100%	(1%)

Volume in the first quarter of 2007 was strong and, sequentially, increased 6% over the fourth quarter of 2006, which was influenced by unfavorable customer order patterns. Volume levels for the three months ended March 31, 2007 indicated a return to normal customer order patterns. However, as compared to the very strong first quarter of 2006, volume declined by 1%. The 2006 first quarter results significantly were influenced by inventory replenishment of finished lubricants following the industry supply disruptions experienced in the fourth quarter of 2005 in the aftermath of the hurricanes that hit the U.S. Gulf Coast. During the first quarter of 2007, the Asia-Pacific / Middle East region was impacted negatively compared to the strong first quarter in 2006, while volume growth in the Latin America region primarily was due to business gains at some of our major international customers compared to the prior-year quarter results.
Segment gross profit increased 19% in the first quarter of 2007 compared with the prior-year quarter as we continued to recover margin lost in prior periods. The Lubrizol Additives segment implemented a series of price increases in 2005 and 2006 in response to continued raw material and manufacturing cost increases. The effective dates of the selling price increases varied by geographic sales zone. As a result, the gross profit increase primarily was due to an improvement in the combination of price and product mix partially offset by a 9% increase in average raw material cost for the three months ended March 31, 2007 as compared to the same period in 2006. Manufacturing costs on a per-unit-sold basis increased 12% for the three-month comparative period primarily due to higher unfavorable manufacturing cost absorption as we lowered production to reduce inventory levels from the prior year end. Currency also had an unfavorable impact on manufacturing costs in the first quarter of 2007.
The gross profit percentage increased to 24.2% for the three months ended March 31, 2007, from 22.5% in the prior-year period. The increase in gross profit percentage primarily related to the improvement in the combination of price and product mix.
STAR expenses increased 8% for the three months ended March 31, 2007 compared with the prior-year period. This increase primarily was due to higher selling and administrative expenses of $3.7 million for the first quarter of 2007 compared to the prior-year period. The higher selling and administrative costs primarily resulted from increased performance-based incentive compensation and increased headcount to support our organic growth initiatives. Technical expense increased 4% or $1.5 million in the first quarter of 2007 compared to the same period in the prior year primarily due to the impact of unfavorable currency.
Other income includes a $5.0 million gain on the sale of land recorded in the first quarter of 2007.
Segment operating income of $101.4 million increased 36% for the three months ended March 31, 2007 compared to the same period in 2006 due to the factors discussed above.

lubrizol advanced materials Segment
Revenues for the Lubrizol Advanced Materials segment increased 7% for the three months ended March 31, 2007 compared with the same period last year. The increase for the three-month period was due to a 3% improvement in the combination of price and product mix, a 2% increase in volume and a 2% favorable currency impact.
Volume patterns vary in different geographic zones. The following table shows our volume by geographic zone for the three months ended March 31, 2007 as well as the changes compared to the same period in 2006:

	1st Quarter	1st Quarter
	2007	2007 vs. 2006
	Volume	% Change
North America	67%	(4%)
Europe	18%	7%
Asia-Pacific / Middle East	11%	24%
Latin America	4%	57%

Total	100%	2%

In the first quarter of 2007, we made a minor change to improve the consistency of our reporting of shipment volumes. Volume in our performance coatings product line, and to a much lesser extent, our Noveon consumer specialties product line were reported previously on a dry basis, or excluding the carrier fluid that is shipped with the base performance material. We are now reporting all product lines on an “as-shipped” basis, including carrier fluid that is blended with the base material.
The decrease in volume in North America occurred primarily in our performance coatings product line and partially was offset by a volume increase in our engineered polymers product line. Volume decreased in our performance coatings product line for the three months ended March 31, 2007 compared to the same period in 2006 primarily due to the continued deterioration of the textiles industry in North America. Volume increased in our engineered polymers product line in North America for the three months ended March 31, 2007 compared to the same period in 2006 due to increased customer demand in our TempRite® engineered polymers business (TempRite). TempRite benefited from strong sales into industrial and fire sprinkler applications, which offset a decline in plumbing market sales. Volume slightly decreased in our Noveon consumer specialties product line primarily due to lower customer demand in our surfactants business mostly offset by tolling sales to the buyer of our FIIS business.
All product lines showed volume increases in Europe, Asia-Pacific / Middle East and Latin America for the three months ended March 31, 2007 compared to the same period in 2006. The volume increase in our engineered polymers product line was due to increased customer demand in both our TempRite business in the three regions mentioned above and our Estane® engineered polymers (Estane) in Europe and Asia-Pacific / Middle East. The increase in our Noveon consumer specialties product line was due to increased customer demand in both the personal care and pharmaceutical markets. Our performance coatings product line volume increase was due to higher customer demand in the textiles and paint and coatings markets.
Segment gross profit increased $5.9 million, or 6%, for the three months ended March 31, 2007 compared to the same period in 2006. This increase primarily was the result of higher revenues due to an improvement in the combination of price and product mix and an increase in volume, partially offset by higher average raw material and manufacturing costs. Average raw material cost increased 4% for the three months ended March 31, 2007 compared with the same period in 2006. Manufacturing costs increased for the three months ended March 31, 2007 compared to the same period in 2006 primarily due to higher volume, an unfavorable currency impact and increased headcount. Manufacturing costs on a per-unit-sold basis increased 8% for the three months ended March 31, 2007 compared to the same period in 2006.

Gross profit as a percentage of net sales for this segment was 28.9% for the three months ended March 31, 2007 compared to 29.2% in the corresponding prior-year period. This decrease was due to higher average raw material cost partially offset by an improvement in the combination of price and product mix.
STAR expenses increased $5.6 million, or 10%, for the three months ended March 31, 2007 compared with the same period in 2006. This increase was due to higher performance-based incentive compensation, increased headcount to support our growth strategy and an unfavorable currency impact.
Segment operating income increased $0.8 million for the three months ended March 31, 2007 compared to the same period in 2006 due to the factors discussed above.
WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the major components of cash flow:

	Three Months Ended
	March 31,
	2007	2006
Cash provided by (used for):
Operating activities	$98.0	$25.7
Investing activities	(36.3)	(21.8)
Financing activities	(55.7)	(33.8)
Effect of exchange-rate changes on cash	1.1	0.8

Net increase (decrease) in cash and short-term investments	$7.1	$(29.1)

Operating Activities
The increase in cash provided by operating activities for the three months ended March 31, 2007 compared to the same period in 2006 primarily related to an increase in net income and an improvement in working capital levels. Specifically, we focused our efforts to reduce inventory levels and our accounts payable improved due to the timing of raw material purchases and cash disbursements. In addition, we improved the timeliness of our collections, which offset our increase in accounts receivable associated with higher revenues.
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
Investing Activities
Cash used for investing activities increased $14.5 million for the first quarter of 2007 compared to the same period in 2006. The increase primarily related to the acquisition of Lockhart in the first quarter of 2007 for $15.7 million. Our capital expenditures for the three months ended March 31, 2007 were $31.9 million compared to $30.3 million for the same period in 2006. In 2007, we estimate annual capital expenditures will be approximately $175.0 million to $180.0 million.

Financing Activities
Cash used for financing activities increased $21.9 million for the three months ended March 31, 2007 compared to the same period in 2006. Cash used for financing activities of $55.7 million for the three months ended March 31, 2007 primarily consisted of the repayment of €25.0 million against our €250.0 million revolving credit agreement, the repurchase of common shares and the payment of dividends, offset by proceeds from the exercise of stock options. This compares to $33.8 million used for financing activities in the same period in 2006, which primarily consisted of the repayment of long-term debt and payment of dividends, partially offset by proceeds from the exercise of stock options.
On April 23, 2007, our board of directors authorized a new share repurchase program that, combined with our existing repurchase program, permits us to repurchase up to $300.0 million of our common shares through 2009. We would expect that the timing of future repurchases will depend on market conditions and these will be balanced with other strategic uses of our cash without compromising our goals to further strengthen our balance sheet.
On April 23, 2007, our board of directors declared a regular quarterly dividend of $0.30 per share payable June 8, 2007 to shareholders of record at the close of business on May 10, 2007. The dividend represents an increase of 15%.
Capitalization, Liquidity and Credit Facilities
At March 31, 2007, our total debt outstanding of $1,513.2 million consisted of 68% fixed-rate debt and 32% variable-rate debt, including $400.0 million of fixed-rate debt that effectively has been swapped to a variable rate. Our weighted-average interest rate as of March 31, 2007 was approximately 5.9%.
Our net debt to capitalization ratio at March 31, 2007 was 34.2%. Net debt represents total short-term and long-term debt, excluding original issue discounts and unrealized gains and losses on derivative instruments designated as fair-value hedges of fixed-rate debt, reduced by cash and short-term investments. Capitalization is calculated as shareholders’ equity plus net debt. Total debt as a percent of capitalization was 45.9% at March 31, 2007.
Our ratio of current assets to current liabilities was 3.1 at March 31, 2007.
Our $350.0 million revolving U.S. credit facility, which matures in September 2011, allows us to borrow at variable rates based upon the U.S. prime rate or LIBOR plus a specified credit spread. As of March 31, 2007, we had no outstanding borrowings under this agreement.
At March 31, 2007, two of our wholly owned, foreign subsidiaries had a €250.0 million revolving credit facility that matures in September 2010. This credit agreement permits these foreign subsidiaries to borrow at variable rates based on EURIBOR plus a specified credit spread. At March 31, 2007, we had outstanding borrowings of €60.0 million under this agreement.
Our cash balance of $582.8 million at March 31, 2007 will be used to fund ongoing operations, pay down debt, pursue acquisitions and repurchase shares. Given the redemption premium on our long-term debt, it is unlikely that we will reduce debt significantly before our next scheduled maturity in late 2008.
Contractual Cash Obligations
Our contractual cash obligations as of December 31, 2006 are contained on page 22 of our 2006 Annual Report to shareholders. During the three months ended March 31, 2007, our non-cancelable purchase commitments decreased approximately $31.2 million to $146.8 million. Other than the decrease in non-cancelable purchase commitments, we do not believe there have been any significant changes since December 31, 2006 in our contractual cash obligations. The non-cancelable purchase commitments by period at March 31, 2007 were $40.7 million, $89.8 million, $12.0 million and $4.3 million for the 2007, 2008-2009, 2010-2011 and 2012 and later periods, respectively.
Our debt level will require us to dedicate a portion of our cash flow to make interest and principal payments, thereby reducing the availability of our cash flow for acquisitions or other purposes. Nevertheless, we believe our future operating cash flows will be sufficient to cover our debt repayments, capital expenditures, dividends, share repurchases and other obligations and that we have untapped borrowing capacity that can provide us with additional financial resources. We currently have a shelf registration statement filed with the Securities and Exchange Commission (SEC) under which $359.8 million of debt securities, preferred shares or common shares may be issued. As of March 31, 2007, we also maintained cash and short-term investment balances of $582.8 million and had $350.0 million available under our revolving U.S. credit facility and another €190.0 million available under our euro revolving credit facility. In addition, as of March 31, 2007, we had $48.6 million of contingent obligations under standby letters of credit issued in the ordinary course of business to financial institutions, customers and insurance companies to secure short-term support for a variety of commercial transactions, insurance and benefit programs.
NEW ACCOUNTING STANDARDS
Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. Under FIN No. 48, the economic benefit associated with a tax position only will be recognized if it is more likely than not that a tax position ultimately will be sustained. After this threshold is met, a tax position is reported at the largest amount of benefit that is more likely than not to be ultimately sustained. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Prior to January 1, 2007, we regularly assessed positions with regard to tax exposures and recorded liabilities for uncertain income tax positions in accordance with SFAS No. 5, “Accounting for Contingencies.”
As a result of adopting FIN No. 48 on January 1, 2007, we recognized an $8.9 million reduction to retained earnings and a $5.4 million increase to goodwill for pre-acquisition income tax liabilities of Noveon International, Inc. (Noveon International). As of January 1, 2007, after recording this FIN No. 48 adoption impact, we had gross unrecognized tax benefits of $57.8 million, of which $38.8 million, if recognized, would affect the effective tax rate.
We recognize accrued interest and penalties related to unrecognized tax benefits as a component of the income tax provision. As of January 1, 2007, the date of adoption, we had accrued interest of $7.1 million. Penalties were immaterial to our consolidated financial statements.
We operate in numerous taxing jurisdictions and are subject to regular examinations by various U.S. federal, state and foreign jurisdictions. Our income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which we do business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions and difficulty in estimating the final resolution of complex tax audit matters, our estimates of income tax liabilities may differ from actual payments or assessments.

It is reasonably possible that unrecognized tax benefits may decrease by up to $8.0 million within 12 months of the January 1, 2007 adoption date primarily as a result of the settlement of foreign audits and the closure of foreign statutes of limitations.
With few exceptions, we are no longer subject to U.S. federal, state and local tax examinations for years before 2001 and foreign jurisdiction examinations for years before 2000.
Effective with the adoption of FIN No. 48, the majority of the company’s unrecognized tax benefits are classified as noncurrent liabilities because payment of cash is not expected within one year. Prior to the adoption of FIN No. 48, the company classified unrecognized tax benefits in accrued expenses and other current liabilities.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to make an irrevocable election to measure many financial instruments and certain other items at fair value at specified election dates. The fair value option may be applied instrument by instrument and must be applied to entire instruments. Unrealized gains and losses on items for which the entity elects the fair value option are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” Entities are not permitted to apply this statement retrospectively to the fiscal years preceding the effective date unless the entity chooses early adoption. We currently are evaluating the impact of this recently issued standard on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expands disclosure about fair value measurements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but simplifies and codifies related guidance within GAAP. SFAS No. 157 establishes a fair value hierarchy using observable market data as the highest level and an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. SFAS No. 157 requires adoption prospectively as of the beginning of the fiscal year in which this statement is initially applied, with the exception of certain financial instruments in which adoption is applied retrospectively as of the beginning of the fiscal year in which this statement is initially applied. We currently are evaluating the impact of this recently issued standard on our consolidated financial statements.
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
We believe that the following factors, among others, could affect our future performance and cause our actual results to differ materially from those expressed or implied by forward-looking statements made in this quarterly report:
•	The cost, availability and quality of raw materials, especially petroleum-based products.

•	Our ability to sustain profitability of our products in a competitive environment.
•	The demand for our products as influenced by factors such as the global economic environment, longer-term technology developments and the success of our commercial development programs.
•	The risks of conducting business in foreign countries, including the effects of fluctuations in currency exchange rates upon our consolidated results and political, social, economic and regulatory factors.
•	The extent to which we are successful in expanding our business in new and existing markets and in identifying, understanding and managing the risks inherent in those markets.
•	The effect of required principal and interest payments on our ability to fund capital expenditures and acquisitions and to meet operating needs.
•	Our ability to identify, complete and integrate acquisitions for profitable growth and operating efficiencies.
•	Our success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer expectations.
•	Our ability to implement a new common information systems platform primarily into our Lubrizol Advanced Materials segment successfully, including the management of project costs, its timely completion and realization of its benefits.
•	Our ability to continue to reduce complexities and conversion costs and modify our cost structure to maintain and enhance our competitiveness.
•	Our success in retaining and growing the business that we have with our largest customers.
•	The cost and availability of energy, especially natural gas and electricity.
•	The effect of interest rate fluctuations on our net interest expense.
•	The risk of transportation or weather-related disruptions to our Lubrizol Additives production facilities located near the U.S. Gulf Coast.
•	Significant changes in government regulations affecting environmental compliance.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We operate manufacturing and blending facilities, laboratories and offices around the world and utilize fixed-rate and variable-rate debt to finance our global operations. As a result, we are subject to business risks inherent in non-U.S. activities, including political and economic uncertainties, import and export limitations and market risks related to changes in interest rates and foreign currency exchange rates. We believe the political and economic risks related to our foreign operations are mitigated due to the stability of the countries in which our largest foreign operations are located.
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
We measure our market risk related to our holdings of financial instruments based on changes in interest rates, foreign currency exchange rates and commodity prices utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair value, cash flow and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency exchange rates and commodity prices. We use current market rates on our debt and derivative portfolios to perform the sensitivity analysis. Certain items such as lease contracts, insurance contracts and obligations for pension and other postretirement benefits are not included in the analysis.
Our primary interest rate exposures relate to our cash and short-term investments, fixed-rate and variable-rate debt and interest rate swaps. The calculation of potential loss in fair value is based on an immediate change in the net present values of our interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flow and income before tax is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% increase in interest rates would have had a favorable impact and a hypothetical 10% decrease in interest rates would have had an unfavorable impact on fair values of $39.0 million and $41.1 million at March 31, 2007 and December 31, 2006, respectively. In addition, a hypothetical 10% increase in interest rates would have had an unfavorable impact and a hypothetical 10% decrease in interest rates would have had a favorable impact on cash flows and income before tax of $1.2 million and $2.1 million for 2007 and 2006, respectively, on an annualized basis.
Our primary currency exchange rate exposures are to foreign currency-denominated debt, intercompany debt, cash and short-term investments and forward foreign currency exchange contracts. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our currency exposures due to a 10% shift in exchange rates. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% increase in currency exchange rates would have had an unfavorable impact and a hypothetical 10% decrease in currency exchange rates would have had a favorable impact on fair values of $9.7 million and $3.5 million at March 31, 2007 and December 31, 2006, respectively. Further, a hypothetical 10% increase in currency exchange rates would have had an unfavorable impact and a hypothetical 10% decrease in currency exchange rates would have had a favorable impact on annualized cash flows of $25.0 million and $17.3 million, respectively, and on annualized income before tax of $4.1 million and $3.7 million in 2007 and 2006, respectively.
Our primary commodity hedge exposures relate to natural gas and electric utility expenses. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our commodity exposures due to a 10% shift in the underlying commodity prices. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in commodity prices. A hypothetical 10% increase in commodity prices would have had a favorable impact and a hypothetical 10% decrease in commodity prices would have had an unfavorable impact on fair values of $1.1 million and $1.3 million at March 31, 2007 and December 31, 2006, respectively, and on annualized cash flows and income before tax of $1.1 million and $1.0 million in 2007 and 2006, respectively.
Item 4. Controls and Procedures
At the end of the period covered by this quarterly report (March 31, 2007), we carried out an evaluation, under the supervision and with the participation of the company’s management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the end of such period, our disclosure controls and procedures were effective and designed to ensure that all material information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting identified in the evaluation described in the preceding paragraph that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the fourth quarter of 2006, we received a notice of violation from the Louisville (KY) Metro Air-Pollution Control District relating to alleged violations of the air permit held by our Louisville, Kentucky facility. We currently are in negotiations with the regulator who has offered to settle this matter for approximately $0.2 million. No enforcement proceeding has been commenced at this time.
Item 1A. Risk Factors
There are no material changes from risk factors as disclosed previously in our Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	On January 2, 2007, we issued 297 common shares in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to one former officer under a deferred compensation plan for officers.

On January 18, 2007, we issued 2,217 common shares in transactions exempt from registration under the Securities Act of 1933 pursuant to Regulation S. We issued the common shares to 20 employees of a wholly owned Canadian subsidiary of the company under an employee benefit plan.

On February 1, 2007, we issued 8,295 common shares in private placement transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to one former officer and the spouse of a deceased officer under a deferred compensation plan for officers.

On March 1, 2007, we issued 9,651 common shares in private placement transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to three current officers and two former officers under a deferred compensation plan for officers and to one former director under a deferred compensation plan for directors.

(c)	The following table provides information regarding our purchases of Lubrizol common shares during the quarter.

						Maximum Number
				Total Number		(or Approximate Dollar
				of Shares (or Units)		Value) of Shares (or
	Total Number of		Average Price	Purchased as Part of		Units) that May Yet be
	Shares (or Units)		Paid per Share	Publicly Announced		Purchased Under the
Period	Purchased[1]		(or Unit)	Plans or Programs[2]		Plans or Programs
Month #1 (January 1, 2007 through January 31, 2007)	118	Shares	$50.13	0	Shares	1,779,118	Shares
Month #2 (February 1, 2007 through February 28, 2007)	301,182	Shares	$52.83	265,000	Shares	1,514,118	Shares
Month #3 (March 1, 2007 through March 31, 2007)	103,222	Shares	$52.91	101,000	Shares	1,413,118	Shares

Total	404,522	Shares		366,000	Shares	1,413,118	Shares
[1]	This column includes common shares (118 in January; 36,182 in February; and 2,222 in March) that we purchased pursuant to our deferred compensation plans and long-term incentive program, whereby we withhold shares upon a distribution to pay the withholding taxes on behalf of the employee.

[2]	This column represents common shares that we purchased at a cost of $19.3 million pursuant to a previously announced share repurchase plan on June 23, 1997 at which time our board of directors authorized the company to repurchase up to four million of its common shares. These shares may be repurchased in the open market or through negotiated transactions. The program does not have an expiration date.
Item 6. Exhibits
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LUBRIZOL CORPORATION
/s/ W. Scott Emerick
W. Scott Emerick
Chief Accounting Officer and Duly Authorized Signatory of The Lubrizol Corporation

Date: May 4, 2007