Form 10-Q
period 2007-06-30
LUBRIZOL CORP
filed 2007-08-03
CIK 60751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of the registrant’s common shares, without par value, outstanding as of June 30, 2007: 69,066,226.

THE LUBRIZOL CORPORATION
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE LUBRIZOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Millions of Dollars Except Per Share Data)	2007	2006	2007	2006

Net sales	$1,153.5	$1,039.9	$2,229.3	$2,023.4
Royalties and other revenues	1.1	1.2	2.0	1.9

Total revenues	1,154.6	1,041.1	2,231.3	2,025.3

Cost of sales	858.1	774.5	1,655.8	1,513.0
Selling and administrative expenses	103.4	85.7	205.7	178.9
Research, testing and development expenses	53.7	52.6	105.4	102.3
Amortization of intangible assets	5.9	5.9	11.9	11.7
Restructuring and impairment charges (credits)	0.9	1.8	(1.5)	3.6

Total costs and expenses	1,022.0	920.5	1,977.3	1,809.5

Other (expense) income – net	(1.5)	(0.3)	4.1	(1.8)
Interest income	6.9	3.7	14.0	5.9
Interest expense	(24.4)	(24.7)	(48.6)	(50.0)

Income from continuing operations before income taxes	113.6	99.3	223.5	169.9
Provision for income taxes	32.2	35.8	70.5	60.6

Income from continuing operations	81.4	63.5	153.0	109.3
Discontinued operations – net of tax	–	(12.4)	–	(73.1)

Net income	$81.4	$51.1	$153.0	$36.2

Basic earnings (loss) per share:
Continuing operations	$1.17	$0.92	$2.21	$1.60
Discontinued operations	–	(0.18)	–	(1.07)

Net income per share, basic	$1.17	$0.74	$2.21	$0.53

Diluted earnings (loss) per share:
Continuing operations	$1.16	$0.92	$2.18	$1.58
Discontinued operations	–	(0.18)	–	(1.06)

Net income per share, diluted	$1.16	$0.74	$2.18	$0.52

Dividends paid per share	$0.30	$0.26	$0.30	$0.26

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In Millions of Dollars Except Share Data)	2007	2006

ASSETS
Cash and short-term investments	$592.6	$575.7
Receivables	659.5	573.6
Inventories	546.6	589.0
Other current assets	82.2	98.0

Total current assets	1,880.9	1,836.3

Property and equipment – at cost	2,623.7	2,546.0
Less accumulated depreciation	1,526.3	1,464.7

Property and equipment – net	1,097.4	1,081.3

Goodwill	1,096.9	1,076.1
Intangible assets – net	322.1	322.8
Investments in non-consolidated companies	6.7	7.7
Other assets	67.4	62.0

TOTAL	$4,471.4	$4,386.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$5.9	$3.7
Accounts payable	386.6	340.5
Accrued expenses and other current liabilities	213.9	287.8

Total current liabilities	606.4	632.0

Long-term debt	1,457.1	1,538.0
Pension obligations	208.9	218.5
Other postretirement benefit obligations	80.5	82.0
Noncurrent liabilities	141.3	66.7
Deferred income taxes	93.3	88.9

Total liabilities	2,587.5	2,626.1

Minority interest in consolidated companies	57.6	52.7

Contingencies and commitments
Shareholders’ equity:
Preferred stock without par value – authorized and unissued:
Serial preferred stock – 2,000,000 shares	–	–
Serial preference shares – 25,000,000 shares	–	–
Common shares without par value:
Authorized – 120,000,000 shares
Outstanding – 69,066,226 shares as of June 30, 2007 after deducting 17,129,668 treasury shares; 69,020,569 shares as of December 31, 2006 after deducting 17,175,325 treasury shares	751.9	710.1
Retained earnings	1,104.3	1,050.2
Accumulated other comprehensive loss	(29.9)	(52.9)

Total shareholders’ equity	1,826.3	1,707.4

TOTAL	$4,471.4	$4,386.2

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(In Millions of Dollars)	2007	2006

CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income	$153.0	$36.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	78.8	82.4
Deferred income taxes	19.1	14.3
Deferred compensation	11.9	7.0
Restructuring and impairment charges	0.8	61.0
(Gain) loss from divestitures and sales of property and equipment	(8.0)	5.5
Change in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(71.7)	(67.9)
Inventories	47.7	(21.0)
Accounts payable, accrued expenses and other current liabilities	(2.0)	(62.8)
Other current assets	2.2	4.2

	(23.8)	(147.5)
Change in noncurrent liabilities	(6.4)	14.4
Other items – net	1.8	16.3

Total operating activities	227.2	89.6

INVESTING ACTIVITIES
Capital expenditures	(75.8)	(62.2)
Acquisitions	(15.7)	–
Net proceeds from divestitures and sales of property and equipment	12.1	275.4
Other items – net	(1.3)	(0.7)

Total investing activities	(80.7)	212.5

FINANCING ACTIVITIES
Changes in short-term debt – net	2.3	6.9
Repayments of long-term debt	(79.4)	(57.7)
Dividends paid	(38.8)	(35.5)
Common shares purchased	(50.1)	–
Proceeds from the exercise of stock options	32.9	10.3

Total financing activities	(133.1)	(76.0)

Effect of exchange rate changes on cash	3.5	3.0

Net increase in cash and short-term investments	16.9	229.1

Cash and short-term investments at the beginning of period	575.7	262.4

Cash and short-term investments at the end of period	$592.6	$491.5

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
(In Millions of Dollars except Share and Per Share Data)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals unless otherwise noted) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
2. Significant Accounting Policies
Net Income Per Share
Net income per share is computed by dividing net income by the weighted-average common shares outstanding during the period, including contingently issuable shares. Net income per diluted share includes the dilutive effect resulting from outstanding stock options and awards. Per share amounts from continuing operations are computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Income from continuing operations	$81.4	$63.5	$153.0	$109.3

Denominator (in millions):
Weighted-average common shares outstanding	69.4	68.6	69.4	68.5
Dilutive effect of stock options and awards	0.8	0.6	0.8	0.6

Denominator for income from continuing operations per share, diluted	70.2	69.2	70.2	69.1

Income from continuing operations per share, basic	$1.17	$0.92	$2.21	$1.60

Income from continuing operations per share, diluted	$1.16	$0.92	$2.18	$1.58

Weighted-average shares issuable upon the exercise of stock options and awards that were excluded from the diluted earnings per share calculations because they were antidilutive were less than 0.1 million for the three and six months ended June 30, 2007 and 2006, respectively.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure about fair value measurements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but simplifies and codifies related guidance within GAAP. SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. SFAS No. 157 requires adoption prospectively as of the beginning of the fiscal year in which this statement is initially applied, with the exception of certain financial instruments, in which adoption is applied retrospectively as of the beginning of the fiscal year in which this statement is initially applied. The company currently is evaluating the impact of this recently issued standard on its consolidated financial statements.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.
3. Stock-Based Compensation
The company utilizes the 2005 Stock Incentive Plan (2005 Plan) and other deferred compensation plans to provide equity awards to its key employees. The 2005 Plan, approved by the company’s shareholders on April 25, 2005, provides for the granting of stock appreciation rights, restricted and unrestricted shares and options to buy common shares up to an amount equal to 4,000,000 common shares, of which no more than 2,000,000 can be settled as full-value awards. After the 2,000,000 limit has been reached, full-value awards are counted in a 3-to-1 ratio against the 4,000,000 limit. Options become exercisable 50% one year after date of grant, 75% after two years, 100% after three years and expire up to 10 years after grant. In addition, the 2005 Plan provides each nonemployee director of the company an automatic annual grant of restricted stock units worth approximately $0.1 million based on the fair market value of the company’s common shares on the date of each Annual Meeting of Shareholders. These restricted stock units vest one year after the grant date.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
The fair value of share-based payment awards are estimated using the Black-Scholes option pricing model. There were 213,200 stock options granted during the six months ended June 30, 2007. There were no stock options granted during the six months ended June 30, 2006. The weighted-average assumptions used to value the options granted during the first half of 2007 were as follows:

Risk-free interest rate	4.8%
Dividend yield	2.0%
Volatility	17.8%
Expected life (years)	10.0
Weighted-average fair value of options granted during the year	$14.68
The company issued 527,210 and 838,133 common shares from treasury upon exercise of employee stock options during the three and six months ended June 30, 2007, respectively. The company issued 83,881 and 346,024 common shares from treasury upon exercise of employee stock options during the three and six months ended June 30, 2006, respectively. Cash received from option exercises during the six months ended June 30, 2007 was $24.9 million. The company realized a reduction in its income tax payable of $8.0 million for the six months ended June 30, 2007 relating to the exercise of nonqualified stock options. For accounting purposes, these tax benefits were realized as increases in paid-in capital included in the common shares caption in shareholders’ equity (see Note 14).
As of June 30, 2007, there was $20.2 million of total before-tax unrecognized compensation cost related to nonvested stock-based awards. That cost is expected to be recognized over a weighted-average period of 1.9 years. The company is using previously purchased treasury shares for all net shares issued for option exercises, long-term incentive plans and restricted stock awards.
Under the company’s long-term incentive program, dollar-based target awards are determined by the organization and compensation committee of the board of directors for three-year performance periods. During the six months ended June 30, 2007, the award for the 2004-2006 performance period was paid resulting in the issuance of 178,541 shares in lieu of a cash distribution. In addition, during the six months ended June 30, 2006, the award for the 2003-2005 performance period was paid in cash.
The following table identifies the number of shares expected to be issued based on current performance measures and the stock price on the date of grant for the performance shares granted:

	Expected	Average
	Number of Units	Stock Price on
Award	to be Issued	Date of Grant
2005-2007	243,532	$39.44
2006-2008	291,306	$43.07
2007-2009	168,272	$53.07

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
Performance-based stock awards as of June 30, 2007 and changes during the six months ended June 30, 2007 were as follows:

		Weighted-
		Average
	Share	Grant Date
	Units	Fair Value
Nonvested at January 1, 2007	370,448	$40.95
Granted	129,930	$53.07
Performance increase	213,223	$44.40
Vested	–	–
Forfeited	(10,491)	$43.01

Nonvested at June 30, 2007	703,110	$44.20

Total stock-based compensation expense recognized in the consolidated statements of income for the three and six months ended June 30, 2007 was $3.4 million and $11.7 million, respectively, compared to $2.7 million and $5.5 million, respectively, for the same periods in 2006. The related tax benefit for the three and six months ended June 30, 2007 was $1.2 million and $4.1 million, respectively, compared to $0.9 million and $1.9 million for the three and six months ended June 30, 2006, respectively.
In prior years, certain international employees received stock-based awards that are similar to stock appreciation rights. These awards vested 50% one year after grant, 75% two years after grant and 100% three years after grant and have a 10-year exercise period from the date of grant. The value of these awards is based on Lubrizol common shares and is paid in cash upon employee exercise. At June 30, 2007, the portion of these fully vested stock-based awards that remained unexercised are accounted for using variable accounting. Compensation expense recognized in the consolidated statements of income for the three and six months ended June 30, 2007 was $1.9 million and $2.7 million, respectively, compared to compensation credits of $1.1 million and $0.9 million, respectively, for the same periods in 2006.
The three and six months ended June 30, 2006, also includes compensation expense of $0.9 million and $1.9 million, respectively, related to the cash portion of the 2002, 2003, February 2005 and December 2005 three-year performance periods under the company’s long-term incentive program.
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
5. Divestitures
In May 2006, the company sold the food ingredients and industrial specialties business (FIIS) and the active pharmaceutical ingredients and intermediate compounds business (A&I), both of which were included in the Lubrizol Advanced Materials segment. The results of these divested businesses have been reflected in the discontinued operations - net of tax line item in the company’s consolidated statements of income for the three and six months ended June 30, 2006.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
In February 2006, the company sold certain assets and liabilities of its Telene® resins business (Telene), which was included in the Lubrizol Advanced Materials segment. The results of Telene have been reflected in the discontinued operations - net of tax line item in the company’s consolidated statements of income for the six months ended June 30, 2006.
Total revenues from discontinued operations for the three and six months ended June 30, 2006 were $36.7 million and $143.8 million, respectively. Net loss from discontinued operations for the three and six months ended June 30, 2006 was $12.4 million or $0.18 per diluted share and $73.1 million or $1.06 per diluted share, respectively.
6. Inventories
The company’s inventories were comprised of the following:

	June 30,	December 31,
	2007	2006
Finished products	$295.9	$315.0
Products in process	86.4	108.2
Raw materials	133.5	138.2
Supplies and engine test parts	30.8	27.6

Total inventory	$546.6	$589.0

7. Goodwill and Intangible Assets
Goodwill is tested for impairment at the reporting unit level as of October 1 each year or if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The carrying amount of goodwill by reporting segment as of June 30, 2007 follows:

	Lubrizol
	Advanced	Lubrizol
	Materials	Additives	Total
Balance, January 1, 2007	$978.3	$97.8	$1,076.1
Additions	–	8.1	8.1
Translation and other adjustments	12.4	0.3	12.7

Balance, June 30, 2007	$990.7	$106.2	$1,096.9

The following table shows the components of identifiable intangible assets.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007

	June 30, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists	$150.8	$28.8	$145.0	$24.0
Technology	141.5	49.9	139.8	44.9
Trademarks	22.0	6.2	20.7	5.5
Patents	14.3	5.0	14.0	4.2
Land-use rights	8.9	1.3	7.5	1.2
Non-compete agreements	1.6	1.2	8.2	7.2
Other	0.1	–	0.9	0.7

Total amortized intangible assets	339.2	92.4	336.1	87.7
Non-amortized trademarks	75.3	–	74.4	–

Total	$414.5	$92.4	$410.5	$87.7

Definite-lived intangible assets are amortized over their useful lives, which range between 3 and 40 years. The company’s indefinite-lived intangible assets consist of certain trademarks that are tested for impairment each year as of October 1 or more frequently if impairment indicators arise. Indefinite-lived trademarks are assessed for impairment separately from goodwill. Annual intangible amortization expense for the next five years will approximate $23.6 million in 2007, $22.2 million in 2008 and $20.3 million in 2009, 2010 and 2011, respectively.
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

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
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
It is reasonably possible that unrecognized tax benefits may decrease by up to $10.8 million within 12 months of June 30, 2007 primarily as a result of the settlement of foreign audits and the closure of statutes of limitations.
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
9. Comprehensive Income
Total comprehensive income was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$81.4	$51.1	$153.0	$36.2
Foreign currency translation adjustment	10.4	31.7	20.7	38.6
Pension and other postretirement benefit plans	–	–	–	(0.8)
Unrealized (loss) gain - natural gas hedges	(0.7)	–	0.8	(0.8)
Amortization of treasury rate locks	0.8	0.9	1.5	1.6

Total comprehensive income	$91.9	$83.7	$176.0	$74.8

10. Segment Reporting
The company is organized into two operating and reporting segments. The company changed the names of its two reporting segments in 2007. The new segment names are Lubrizol Additives, previously known as Lubricant Additives, and Lubrizol Advanced Materials, previously known as Specialty Chemicals. The change was in name only as the management structure of the segments and product lines included in each segment remained unchanged. The Lubrizol Additives segment represented 66% and 65% of the company’s consolidated revenues for the three and six months ended June 30, 2007, respectively. The Lubrizol Advanced Materials segment represented 34% and 35% of the company’s consolidated revenues for the three and six months ended June 30, 2007, respectively.
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

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
fluids, as well as compressor lubricants. Lubrizol Additives product lines generally are produced in company-owned shared manufacturing facilities and largely sold to a common customer base.
The Lubrizol Advanced Materials segment consists of engineered polymers, performance coatings and Noveon® consumer specialties product lines. The engineered polymers product line is characterized by products such as TempRite® engineered polymers and Estane® engineered polymers. Engineered polymers products are sold to a diverse customer base comprised of major manufacturers in the construction, automotive, telecommunications, electronics and recreation industries. The performance coatings product line includes high-performance polymers and additives for specialty paper, graphic arts, paint and textile coatings applications. The Noveon consumer specialties product line is characterized by global production of acrylic thickeners, specialty monomers, film formers, fixatives, emollients, silicones, surfactants, botanicals and process chemicals. The company markets products in the Noveon consumer specialties product line to the personal care and pharmaceutical primary end-use industries. The Noveon consumer specialties products are sold to customers worldwide and these customers include major manufacturers of cosmetics, personal care products, water soluble polymers and household products. During the first quarter of 2006, the company completed the sale of the Telene business. In addition, the FIIS and A&I businesses were sold during the second quarter of 2006. The company recorded the results of operations of these divested businesses in the discontinued operations - net of tax line item in the consolidated statements of income for 2006.
The company primarily evaluates performance and allocates resources based on segment operating income, defined as revenues less expenses identifiable to the product lines included within each segment, as well as projected future returns. Segment operating income reconciles to consolidated income from continuing operations before income taxes by deducting corporate expenses and income that are not attributed to the operating segments, restructuring and impairment charges (credits) and net interest expense.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
The following table presents a summary of the results of the company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues from external customers:
Lubrizol Additives	$759.0	$678.4	$1,455.0	$1,306.0
Lubrizol Advanced Materials	395.6	362.7	776.3	719.3

Total revenues	$1,154.6	$1,041.1	$2,231.3	$2,025.3

Segment operating income:
Lubrizol Additives	$107.0	$89.8	$208.4	$164.4
Lubrizol Advanced Materials	43.5	48.4	88.9	92.9

Total segment operating income	150.5	138.2	297.3	257.3

Corporate expenses	(17.6)	(12.6)	(39.3)	(34.0)
Corporate other expense – net	(0.9)	(3.5)	(1.4)	(5.7)
Restructuring and impairment (charges) credits	(0.9)	(1.8)	1.5	(3.6)
Interest expense – net	(17.5)	(21.0)	(34.6)	(44.1)

Income from continuing operations before income taxes	$113.6	$99.3	$223.5	$169.9

The company’s total assets by segment were as follows:

	June 30,	December 31,
	2007	2006
Segment total assets:
Lubrizol Additives	$1,467.0	$1,392.9
Lubrizol Advanced Materials	2,210.5	2,193.7

Total segment assets	3,677.5	3,586.6

Corporate assets	793.9	799.6

Total consolidated assets	$4,471.4	$4,386.2

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
11. Pension and Postretirement Benefits
The components of net periodic pension cost and net periodic non-pension postretirement benefit cost consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Pension benefits:
Service cost - benefits earned during period	$7.7	$8.0	$14.9	$16.0
Interest cost on projected benefit obligation	9.7	8.3	19.3	16.6
Expected return on plan assets	(8.5)	(7.2)	(17.1)	(14.3)
Amortization of prior service costs	0.6	0.5	1.2	0.9
Recognized net actuarial loss	1.3	2.1	2.5	4.2
Settlement / curtailment loss	–	–	–	3.3
Amortization of initial net asset obligation	–	–	–	0.1

Net periodic pension cost	$10.8	$11.7	$20.8	$26.8

Other postretirement benefits:
Service cost - benefits earned during period	$0.3	$0.4	$0.6	$0.7
Interest cost on projected benefit obligation	1.4	1.3	2.7	2.5
Amortization of prior service costs	(1.6)	(2.1)	(3.2)	(4.1)
Recognized net actuarial loss	0.3	0.4	0.6	0.9

Net periodic non-pension postretirement benefit cost	$0.4	$–	$0.7	$–

Expected employer contributions worldwide for pension benefits in 2007 approximate $53.6 million for the qualified plans, of which $32.1 million was contributed during the six months ended June 30, 2007. The portion of the 2007 total expected contributions attributable to the U.S. qualified pension plans is $29.8 million, of which $24.3 million was contributed during the six months ended June 30, 2007. The non-qualified pension plans and other postretirement benefit plans are unfunded. As a result, the 2007 expected contributions to these plans of $1.8 million and $4.6 million, respectively, represent actuarial estimates of future assumed payments based on historic retirement and payment patterns as well as medical trend rates and historical claim information, as appropriate. The settlement loss in 2006 primarily resulted from a distribution from a non-qualified pension plan.
12. Restructuring and Impairment Charges (Credits)
During the three and six months ended June 30, 2007, the company recorded aggregate restructuring and impairment charges (credits) of $0.9 million and ($1.5) million, respectively. The net restructuring and impairment credit during the first half of 2007 primarily related to a pretax gain and restructuring credit of $2.8 million recorded on the sale of the manufacturing facility located in Bromborough, U.K. in January 2007 for net cash proceeds of $5.9 million.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
The following table shows the reconciliation of the restructuring liability since January 1, 2007 by major restructuring activity:

	Liability	Restructuring			Liability
	January 1,	and Impairment		Non-cash	June 30,
	2007	(Credits) Charges	Cash Paid	Adjustments	2007
Bromborough, U.K. plant closure and sale	$1.0	$(0.7)	$(0.1)	$(0.1)	$0.1
Lubrizol Advanced Materials plant and line closures and workforce reductions	0.7	1.1	(1.0)	(0.5)	0.3
Corporate / other workforce reductions	0.2	0.1	(0.3)	–	–
Noveon International restructuring liabilities assumed	0.9	–	(0.3)	–	0.6

	$2.8	$0.5	$(1.7)	$(0.6)	$1.0

Included in restructuring and impairment charges (credits) for the six months ended June 30, 2007 was a $2.0 million gain on the sale of the U.K. plant.
13. Debt
During the three and six months ended June 30, 2007, the company repaid €35.0 million and €60.0 million, respectively, against its €250.0 million revolving credit agreement. The remaining balance outstanding as of June 30, 2007 under this arrangement was €25.0 million, or $33.7 million.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
14. Shareholders’ Equity
The following table summarizes the changes in shareholders’ equity since December 31, 2006:

		Shareholders’ Equity
				Accumulated
	Number of			Other
	Shares	Common	Retained	Comprehensive
	Outstanding	Shares	Earnings	(Loss) Income	Total
Balance, December 31, 2006	69.0	$710.1	$1,050.2	$(52.9)	$1,707.4
Cumulative effect of a change in accounting principle due to the adoption of FIN No. 48		–	(8.9)	–	(8.9)

Balance, January 1, 2007	69.0	710.1	1,041.3	(52.9)	1,698.5

Comprehensive income:
Net income		–	153.0	–	153.0
Other comprehensive income		–	–	23.0	23.0

Total comprehensive income					176.0
Dividends		–	(41.6)	–	(41.6)
Deferred stock compensation		10.6	–	–	10.6
Common shares – treasury:
Common shares purchased	(0.8)	(1.7)	(48.4)	–	(50.1)
Shares issued upon exercise of stock options and awards	0.9	32.9	–	–	32.9

Balance, June 30, 2007	69.1	$751.9	$1,104.3	$(29.9)	$1,826.3

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

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
Environmental
The company’s environmental engineers and consultants review and monitor environmental issues at operating facilities, and where appropriate, the company initiates corrective and/or preventive environmental projects to ensure environmental compliance and safe and lawful activities at its current operations. The company also conducts compliance and management systems audits.
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
The company’s environmental reserves, measured on an undiscounted basis, totaled $14.4 million at June 30, 2007 and $14.2 million at December 31, 2006. Of these amounts, $4.4 million and $4.5 million were included in accrued expenses and other current liabilities at June 30, 2007 and December 31, 2006, respectively. Goodrich provided Noveon International with an indemnity for various environmental liabilities. The company estimates Goodrich’s share of such currently identified liabilities under the indemnity, which extends through February 2011, to be approximately $3.6 million of which $0.6 million is included in receivables and $3.0 million is included in other assets. There are specific environmental contingencies for company-owned sites for which third parties such as past owners and/or operators are the named PRPs and also for which the company is indemnified by Goodrich. Goodrich currently is indemnifying Noveon International for several environmental remediation projects. Goodrich’s share of all of these liabilities may increase to the extent such third parties fail to honor their obligations through February 2011.
The company believes that its environmental accruals are adequate based on currently available information. The company believes that it is reasonably possible that $21.6 million in additional costs may be incurred at certain locations beyond the amounts accrued as a result of new information, newly discovered conditions, changes in remediation standards or technologies or a change in the law. Additionally, as the indemnification from Goodrich extends through February 2011, changes in assumptions regarding when costs will be incurred may result in additional expenses to the company. Additional costs in excess of $21.6 million cannot currently be estimated.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
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
Because of the guarantee’s existing revocation clause, the company estimates that the maximum liability under the guarantee would be approximately $20.0 million, representing the estimated liability for two shipments to Emerald. However, the company believes that it is highly unlikely that an event would occur requiring the company to pay any monies pursuant to the guarantee. Accordingly, no liability has been reflected in the accompanying consolidated balance sheet at June 30, 2007.
Indemnifications
In connection with the sale of the FIIS business, the company has provided indemnifications to Emerald with respect to the business sold. These indemnifications have been associated with the price and quantity of raw material purchases, permit costs, costs incurred due to the inability to obtain permits and environmental matters. In each of these circumstances, payment by the company is dependent on Emerald filing a claim. In addition, the company’s obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under certain of these agreements due to the conditional nature of the company’s obligations and the unique facts and circumstances involved in each particular agreement. The company believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on the company’s business, financial condition or results of operations. For those indemnification agreements where a payment by the company is probable and estimable, a liability has been recorded as of June 30, 2007.

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
In May 2006, we sold the food ingredients and industrial specialties business (FIIS) and the active pharmaceutical ingredients and intermediate compounds business (A&I), both of which were included in the Lubrizol Advanced Materials segment. We have reflected the results of these divested businesses in the discontinued operations – net of tax line item in the consolidated statements of income for the three and six months ended June 30, 2006.
In February 2006, we sold certain assets and liabilities of our Telene® resins business (Telene), which was included in the Lubrizol Advanced Materials segment. We have reflected the results of Telene in the discontinued operations - net of tax line item in the consolidated statement of income for the six months ended June 30, 2006.
RESULTS OF OPERATIONS

Income from continuing operations increased $17.9 million to $81.4 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 and increased $43.7 million to $153.0 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase in earnings from continuing operations for the three-month and six-month comparative periods primarily was due to improvements in the combination of price and product mix in the Lubrizol Additives segment as we continued to recover lost margin attributable to past raw material cost increases in this segment. Income from continuing operations also was impacted positively by the favorable resolution of tax matters from prior years, lower net interest costs, higher volume and a favorable currency impact. Higher raw material costs, increased manufacturing costs and higher selling, technology, administrative and research (STAR) expenses partially offset improvements in income from continuing operations for both the three-month and six-month comparative periods. In addition, the six-month period also was impacted favorably by an increase in other income primarily as a result of a gain on the sale of land and a restructuring credit associated with the sale of the manufacturing facility located in Bromborough, U.K.
Net income of $51.1 million for the three months ended June 30, 2006 included a $12.4 million loss from discontinued operations – net of tax. Net income of $36.2 million for the six months ended June 30, 2006 included a $73.1 million loss from discontinued operations – net of tax, which primarily was comprised of a $60.6 million after-tax impairment charge recorded to reflect the FIIS business at its fair value and losses on the sales of the FIIS and A&I businesses.
Revenues
The changes in consolidated revenues are summarized as follows:

	Three Months Ended
	June 30,
	2007	2006	$ Change	% Change
Net sales	$1,153.5	$1,039.9	$113.6	11%
Royalties and other revenues	1.1	1.2	(0.1)	(8%	)

Total revenues	$1,154.6	$1,041.1	$113.5	11%

	Six Months Ended
	June 30,
	2007	2006	$ Change	% Change
Net sales	$2,229.3	$2,023.4	$205.9	10%
Royalties and other revenues	2.0	1.9	0.1	5%

Total revenues	$2,231.3	$2,025.3	$206.0	10%

The increase in revenues for the three months ended June 30, 2007 compared to the same period in 2006 was due to a 6% improvement in the combination of price and product mix, a 3% increase in volume and a 2% favorable currency impact. The increase in revenues for the six months ended June 30, 2007 compared to the same period in 2006 was due to a 7% improvement in the combination of price and product mix, a 2% favorable currency impact and a 1% increase in volume.

The following table shows the geographic break-down of our volume for the three and six months ended June 30, 2007:

	2007 Volume
	2nd Quarter	Year-to-Date
North America	47%	47%
Europe	26%	27%
Asia-Pacific / Middle East	21%	20%
Latin America	6%	6%

Total	100%	100%

The following table shows the percentage change in our volume by geographic zone for the three and six months ended June 30, 2007 compared to the corresponding periods in 2006:

	2007 vs. 2006
	% Change
	2nd Quarter	Year-to-Date
North America	(1%)	(2%)
Europe	9%	5%
Asia-Pacific / Middle East	(1%)	(1%)
Latin America	23%	23%
Total	3%	1%
Segment volume variances by geographic zone as well as the factors explaining the changes in segment revenues for the three and six months ended June 30, 2007 compared with the same periods in 2006 are contained within the “Segment Analysis” section below.
Costs and Expenses
The changes in consolidated costs and expenses are summarized as follows:

	Three Months Ended
	June 30,
	2007	2006	$ Change	% Change
Cost of sales	$858.1	$774.5	$83.6	11%
Selling and administrative expenses	103.4	85.7	17.7	21%
Research, testing and development expenses	53.7	52.6	1.1	2%
Amortization of intangible assets	5.9	5.9	–	–
Restructuring and impairment charges	0.9	1.8	(0.9)	*

Total costs and expenses	$1,022.0	$920.5	$101.5	11%

	Six Months Ended
	June 30,
	2007	2006	$ Change	% Change
Cost of sales	$1,655.8	$1,513.0	$142.8	9%
Selling and administrative expenses	205.7	178.9	26.8	15%
Research, testing and development expenses	105.4	102.3	3.1	3%
Amortization of intangible assets	11.9	11.7	0.2	2%
Restructuring and impairment (credits) charges	(1.5)	3.6	(5.1)	*

Total costs and expenses	$1,977.3	$1,809.5	$167.8	9%

*Calculation not meaningful
The increase in cost of sales for the three and six months ended June 30, 2007 compared to the same periods in 2006 primarily was due to higher average raw material cost and higher manufacturing expenses. Average raw material cost increased 7% for both periods in 2007 compared to the same periods in 2006. Total manufacturing expenses increased 12% and 11% in the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The increase for both comparative periods primarily was due to an unfavorable currency impact, increased salaries and benefits, higher maintenance materials and contract labor costs in the Lubrizol Additives segment mostly attributable to the U.S. Gulf Coast and increased environmental-related charges. In addition, for the six months ended June 30, 2007 we experienced unfavorable manufacturing cost absorption as we lowered first quarter production to reduce inventory levels from the prior year end. The six-month increase partially was offset by a decrease in utility costs. On a per-unit-sold basis, manufacturing costs increased 9% for both periods in 2007 compared to the same periods in 2006.
Gross profit (net sales less cost of sales) increased $30.0 million, or 11%, and $63.1 million, or 12%, for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The increases primarily were due to improvement in the combination of price and product mix in the Lubrizol Additives segment and a favorable currency impact offset by higher average unit raw material cost and higher manufacturing cost. Our gross profit percentage (gross profit divided by net sales) increased to 25.6% and 25.7% for the three and six months ended June 30, 2007, respectively, compared to 25.5% and 25.2% in the same periods last year. The increases in gross profit percentage for the three-month and six-month comparative periods were attributable to increases in the Lubrizol Additives segment gross profit percentage largely due to the favorable combination of price and product mix, partially offset by gross profit percentage decreases in the Lubrizol Advanced Materials segment primarily as a result of higher raw material costs.
Selling and administrative expenses increased $17.7 million, or 21%, and $26.8 million, or 15%, for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The increase for both periods primarily was due to an increase in salaries and benefits due to annual merit increases, higher incentive compensation expense, the funding of growth resources in the Lubrizol Advanced Materials segment and an unfavorable currency impact. The first quarter of 2006 included a $2.8 million pension settlement charge related to a non-qualified pension plan distribution.
Research, testing and development expenses increased $1.1 million, or 2%, and $3.1 million, or 3%, for the three and six months ended June 30, 2007, respectively, compared to the same periods in the prior year. The year-to-date increase primarily was due to an unfavorable currency impact.
In the three and six months ended June 30, 2007, we recorded aggregate restructuring and impairment charges (credits) of $0.9 million and ($1.5) million, respectively. The net restructuring credit for the six-month period primarily related to a $2.8 million pretax gain and restructuring credit recorded on the sale of the manufacturing facility located in Bromborough, United Kingdom.

Restructuring and impairment charges of $1.8 million and $3.6 million were recorded during the three and six months ended June 30, 2006, respectively, which primarily were associated with the U.K. plant closure mentioned above.
The components of restructuring and impairment credits and charges are detailed as follows:

	Three Months Ended June 30, 2007
	Asset	Other Plant
	Impairments	Exit Costs	Severance	Total
Lubrizol Advanced Materials plant closures and workforce reductions	$0.5	$–	$0.3	$0.8
Bromborough, U.K. plant closure and sale	–	0.1	–	0.1

Total restructuring and impairment charges	$0.5	$0.1	$0.3	$0.9

	Six Months Ended June 30, 2007
	Asset
	Impairments	Other Plant
	(Gains)	Exit Costs	Severance	Total
Lubrizol Advanced Materials plant closures and workforce reductions	$0.5	$0.2	$0.4	$1.1
Bromborough, U.K. plant closure and sale	(2.8)	0.1	–	(2.7)
Other	–	–	0.1	0.1

Total restructuring and impairment (credits) charges	$(2.3)	$0.3	$0.5	$(1.5)

	Three Months Ended June 30, 2006
	Other Plant
	Exit Costs	Severance	Total
Lubrizol Advanced Materials plant closures and workforce reductions	$–	$0.1	$0.1
Bromborough, U.K. plant closure	1.1	0.6	1.7

Total restructuring and impairment charges	$1.1	$0.7	$1.8

	Six Months Ended June 30, 2006
	Other Plant
	Exit Costs	Severance	Total
Lubrizol Advanced Materials plant closures and workforce reductions	$–	$0.5	$0.5
Bromborough, U.K. plant closure	2.0	1.2	3.2
Other	–	(0.1)	(0.1)

Total restructuring and impairment charges	$2.0	$1.6	$3.6

The charges and credits for these cost reduction initiatives and impairments are reported as a separate line item in the consolidated statements of income, entitled “Restructuring and impairment charges (credits)” and are included in the “Total cost and expenses” subtotal on the consolidated statements of income.

Other Items and Net Income
The changes in other items and net income are summarized as follows:

	Three Months Ended
	June 30,
	2007	2006	$ Change	% Change
Other expense – net	$1.5	$0.3	$1.2	*
Interest expense – net	17.5	21.0	(3.5)	(17%)
Income from continuing operations before income taxes	113.6	99.3	14.3	14%
Provision for income taxes	32.2	35.8	(3.6)	(10%)
Income from continuing operations	81.4	63.5	17.9	28%
Discontinued operations	–	(12.4)	12.4	*
Net income	81.4	51.1	30.3	*

	Six Months Ended
	June 30,
	2007	2006	$ Change	% Change
Other income (expense) – net	$4.1	$(1.8)	$5.9	*
Interest expense – net	34.6	44.1	(9.5)	(22%)
Income from continuing operations before income taxes	223.5	169.9	53.6	32%
Provision for income taxes	70.5	60.6	9.9	16%
Income from continuing operations	153.0	109.3	43.7	40%
Discontinued operations	–	(73.1)	73.1	*
Net income	153.0	36.2	116.8	*
*Calculation not meaningful
The increase in other income (expense) – net for the six months ended June 30, 2007 compared to the same period in 2006 primarily was due to a $5.0 million gain on the sale of land recorded in the first half of 2007.
The decrease in interest expense – net for the three and six months ended June 30, 2007 compared to the same periods in 2006 primarily was attributable to an increase in interest income as a result of our increased cash and short-term investments from the divestiture proceeds received in May 2006.
Our effective tax rates were 28.3% and 31.5% for the three and six months ended June 30, 2007, respectively, compared to our effective tax rates of 36.1% and 35.6% for the same respective periods in 2006. The decreases in both periods in 2007 compared to 2006 primarily were due to the favorable second quarter resolution of tax matters from prior years and an improvement in our geographic earnings mix due to our strong international growth.
Primarily as a result of the above factors, net income per diluted share was $1.16 and $2.18 for the three and six months ended June 30, 2007, respectively, compared to net income per diluted share of $0.74 and $0.52 for the same respective periods in 2006. Net income per diluted share for the three and six months ended June 30, 2006 included a loss from discontinued operations per diluted share of $0.18 and $1.06, respectively. The loss from discontinued operations per diluted share for the six months ended June 30, 2006 included a $0.01 per diluted share of operating income, an $0.87 per diluted share non-cash impairment charge and a $0.20 per diluted share loss on the sale of the FIIS, A&I and Telene businesses.
SEGMENT ANALYSIS
We primarily evaluate performance and allocate resources based on segment operating income, defined as revenues less expenses identifiable to the product lines included within each segment, as well as projected future returns. Segment operating income will reconcile to consolidated income from continuing operations before income taxes by deducting corporate expenses and income that are not attributable to the operating segments, restructuring and impairment charges (credits) and net interest expense.
The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Lubrizol Additives	66%	65%	65%	64%
Lubrizol Advanced Materials	34%	35%	35%	36%

Segment Operating Income:
Lubrizol Additives	71%	65%	70%	64%
Lubrizol Advanced Materials	29%	35%	30%	36%

The operating results by segment were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Revenues:
Lubrizol Additives	$759.0	$678.4	$80.6	12%	$1,455.0	$1,306.0	$149.0	11%
Lubrizol Advanced Materials	395.6	362.7	32.9	9%	776.3	719.3	57.0	8%

Total	$1,154.6	$1,041.1	$113.5	11%	$2,231.3	$2,025.3	$206.0	10%

Gross Profit:
Lubrizol Additives	$186.1	$159.8	$26.3	16%	$354.1	$300.9	$53.2	18%
Lubrizol Advanced Materials	109.3	105.6	3.7	4%	219.4	209.5	9.9	5%

Total	$295.4	$265.4	$30.0	11%	$573.5	$510.4	$63.1	12%

Segment Operating Income:
Lubrizol Additives	$107.0	$89.8	$17.2	19%	$208.4	$164.4	$44.0	27%
Lubrizol Advanced Materials	43.5	48.4	(4.9)	(10%)	88.9	92.9	(4.0)	(4%)

Total	$150.5	$138.2	$12.3	9%	$297.3	$257.3	$40.0	16%

Lubrizol Additives Segment
Revenues increased 12% and 11% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The three-month increase was due to a 7% improvement in the combination of price and product mix, a 3% favorable currency impact and a 2% increase in volume. The six-month increase resulted from an 8% improvement in the combination of price and product mix, a 2% favorable currency impact and a 1% increase in volume.
The following table shows the geographic break-down of our volume for the three and six months ended June 30, 2007:

	2007 Volume
	2nd Quarter	Year-to-Date
North America	37%	37%
Europe	31%	31%
Asia-Pacific / Middle East	25%	25%
Latin America	7%	7%

Total	100%	100%

The following table shows the percentage change in our volume by geographic zone for the three and six months ended June 30, 2007 compared to the corresponding periods in 2006:

	2007 vs. 2006
	% Change
	2nd Quarter	Year-to-Date
North America	(2%)	(2%)
Europe	10%	5%
Asia-Pacific / Middle East	(5%)	(5%)
Latin America	25%	20%
Total	2%	1%
Volume for the three-month and six-month periods ended June 30, 2007 were at record levels primarily due to business gains in Europe and Latin America, which partially were offset by volume declines in North America and Asia-Pacific / Middle East. The volume decrease in North America primarily was due to our decision to exit low margin fuel additive business and the impact of lower commercial vehicle builds, while the volume decrease in Asia-Pacific / Middle East primarily was attributable to a strong first half of 2006 influenced by customer order patterns.
Segment gross profit increased 16% and 18% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 as we continued to recover margin lost in prior periods. The Lubrizol Additives segment implemented a series of price increases in 2005 and 2006 in response to continued raw material and manufacturing cost increases. The effective dates of the selling price increases varied by geographic sales zone. As a result, gross profit improved primarily due to the combination of price and product mix, partially offset by a 7% increase in average raw material cost for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. Manufacturing costs on a per-unit-sold basis increased 13% for both the three-month and six-month comparative periods primarily due to higher unfavorable manufacturing costs for maintenance materials and contract labor costs mostly attributable to the U.S. Gulf Coast, the impact of unfavorable currency and increased environmental-related charges. In addition, for the six months ended June 30, 2007 we experienced unfavorable manufacturing cost absorption as we lowered first quarter production to reduce inventory levels from the prior year end. These cost increases partially were offset by decreases in utility costs for both the three and six months ended June 30, 2007 compared to the same periods in 2006.
The gross profit percentage increased to 24.5% and 24.4% for the three and six months ended June 30, 2007, respectively, as compared to 23.6% and 23.1% in the corresponding prior-year periods. The increases in gross profit percentage primarily related to the improvement in the combination of price and product mix.
STAR expenses increased 9% for both the three and six months ended June 30, 2007 compared to the respective prior-year periods. The increases primarily were due to higher selling and administrative expenses resulting from increased incentive compensation expense and unfavorable currency, partially offset by lower outside testing expenses in the three months ended June 30, 2007.
Other income for the year-to-date period includes a $5.0 million gain on the sale of land recorded in the first half of 2007.
Segment operating income increased 19% and 27% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 due to the factors discussed above.

lubrizol advanced materials Segment
Revenues increased 9% and 8% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The increase for the three-month period was due to a 4% increase in volume, a 3% improvement in the combination of price and product mix and a 2% favorable currency impact. The increase for the six-month period was due to a 3% increase in volume, a 3% increase in the combination of price and product mix and a 2% favorable currency impact.
The following table shows the geographic break-down of our volume for the three and six months ended June 30, 2007:

	2007 Volume
	2nd Quarter	Year-to-Date
North America	68%	67%
Europe	17%	18%
Asia-Pacific / Middle East	12%	11%
Latin America	3%	4%

Total	100%	100%

The following table shows the percentage change in our volume by geographic zone for the three and six months ended June 30, 2007 compared to the corresponding periods in 2006:

	2007 vs. 2006
	% Change
	2nd Quarter	Year-to-Date
North America	1%	(2%)
Europe	6%	6%
Asia-Pacific / Middle East	21%	22%
Latin America	15%	34%
Total	4%	3%
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
Volume in North America increased by 1% and decreased by 2% for the three and six months ended June 30, 2007, respectively, with increases in our engineered polymers and Noveon® consumer specialties product lines offset by decreases in our performance coatings product line. Volume in our engineered polymers product line increased in both periods benefiting from a strong start to the year in our TempRite® engineered polymers business (TempRite). TempRite benefited from strong sales into plumbing, fire sprinkler and industrial applications. This slightly was offset by continued weakness in customer demand in our Estane® engineered polymers business (Estane). Volume in our Noveon consumer specialties product line increased in both periods primarily due to higher customer demand in personal care markets. Our performance coatings product line was impacted by the continued deterioration of the textiles industry in North America in both periods, which partially was offset by volume increases in specialty paper and ink applications in the three-month period following a slower start to the year.
All product lines showed volume increases in Europe, Asia-Pacific / Middle East and Latin America for the three-month and six-month comparative periods with the exception of our engineered polymers product line, which showed a decrease in Latin America for the three-month period. The volume increase in our engineered polymers product line for the six-month period was due to increased customer demand in both our TempRite and Estane businesses in the three regions mentioned above. Estane showed volume improvement in Asia-Pacific / Middle East and Latin America for the three-month period due to increased customer demand slightly offset by a volume decrease in Europe. TempRite showed volume improvement in Europe and Asia-Pacific / Middle East for the three-month period due to increased customer demand slightly offset by a volume decrease in Latin America. The volume increases in our Noveon consumer specialties product line were due to increased customer demand in both the personal care and pharmaceutical markets. Our performance coatings product line volume increases were due to higher customer demand in the textiles and paint and coatings markets.
Segment gross profit increased 4% and 5% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The increases primarily were the result of higher revenues due to an improvement in the combination of price and product mix and an increase in volume, partially offset by higher average raw material and manufacturing costs. Average raw material cost increased 9% and 6% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. Manufacturing costs increased for the three- and six-month comparative periods primarily due to higher volume, an unfavorable currency impact, increased headcount and a reduction of inventory levels. Manufacturing costs on a per-unit-sold basis increased 2% and 5% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.
The gross profit percentages were 27.6% and 28.3% for the three and six months ended June 30, 2007, respectively, compared to 29.2% and 29.1% in the corresponding prior-year periods. The decreases were due to higher average raw material cost, partially offset by some improvement in the combination of price and product mix.
STAR expenses increased 13% and 12% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The increases were due to higher base salaries and benefits, increased headcount to support our growth strategy, an unfavorable currency impact and higher incentive compensation expense.
Segment operating income for the three and six months ended June 30, 2007 of $43.5 million and $88.9 million, respectively, decreased 10% and 4% compared to the same periods in 2006 due to the factors discussed above.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the major components of cash flow:

	Six Months Ended
	June 30,
	2007	2006
Cash provided by (used for):
Operating activities	$227.2	$89.6
Investing activities	(80.7)	212.5
Financing activities	(133.1)	(76.0)
Effect of exchange-rate changes on cash	3.5	3.0

Net increase in cash and short-term investments	$16.9	$229.1

Operating Activities
The increase in cash provided by operating activities for the six months ended June 30, 2007 compared to the same period in 2006 primarily related to an increase in net income and an improvement in working capital levels. Specifically, we focused our efforts to reduce inventory levels and our accounts payable improved due to the timing of raw material purchases and cash disbursements. In addition, the accounts payable we retained at the closing of the FIIS divestiture had an unfavorable impact to operating cash flows of $27.0 million during the six months ended June 30, 2006. We also improved the timeliness of our collections, which partially offset our increase in accounts receivable associated with higher revenues.
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
Investing Activities
In the first quarter of 2007, we used $15.7 million to acquire assets from Lockhart. For the six months ended June 30, 2006, we received cash proceeds from the sales of the FIIS and A&I businesses. Our capital expenditures for the six months ended June 30, 2007 were $75.8 million compared to $62.2 million for the same period in 2006. In 2007, we estimate annual capital expenditures will be approximately $165.0 million to $175.0 million.
Financing Activities
Cash used for financing activities increased $57.1 million for the six months ended June 30, 2007 compared to the same period in 2006. Cash used for financing activities of $133.1 million for the six months ended June 30, 2007 primarily consisted of the repayment of €60.0 million against our €250.0 million revolving credit agreement, the repurchase of common shares and the payment of dividends, partially offset by proceeds from the exercise of stock options. This compares to $76.0 million used for financing activities in the same period in 2006, which primarily consisted of the repayment of long-term debt and payment of dividends, partially offset by proceeds from the exercise of stock options.

On April 23, 2007, our board of directors authorized an enhanced share repurchase program that, upon completion of repurchases under a previous repurchase program, permits us to repurchase up to 5.0 million of our common shares. We would expect that the timing of repurchases will depend on market conditions and these will be balanced with other strategic uses of our cash without compromising our goals to further strengthen our balance sheet. Our current intention is to repurchase up to $300.0 million of our shares through 2009.
Capitalization, Liquidity and Credit Facilities
At June 30, 2007, our total debt outstanding of $1,463.0 million consisted of 70% fixed-rate debt and 30% variable-rate debt, including $400.0 million of fixed-rate debt that effectively has been swapped to a variable rate. Our weighted-average interest rate as of June 30, 2007 was approximately 6.0%.
Our net debt to capitalization ratio at June 30, 2007 was 32.3%. Net debt represents total short-term and long-term debt, excluding original issue discounts and unrealized gains and losses on derivative instruments designated as fair-value hedges of fixed-rate debt, reduced by cash and short-term investments. Capitalization is calculated as shareholders’ equity plus net debt. Total debt as a percent of capitalization was 44.5% at June 30, 2007.
Our ratio of current assets to current liabilities was 3.1 at June 30, 2007.
Our $350.0 million revolving U.S. credit facility, which matures in September 2011, allows us to borrow at variable rates based upon the U.S. prime rate or LIBOR plus a specified credit spread. At June 30, 2007, we had no outstanding borrowings under this agreement.
At June 30, 2007, two of our wholly owned, foreign subsidiaries had a €250.0 million revolving credit facility that matures in September 2010. This credit agreement permits these foreign subsidiaries to borrow at variable rates based on EURIBOR plus a specified credit spread. At June 30, 2007, we had outstanding borrowings of €25.0 million, or $33.7 million, under this agreement.
Our cash balance of $592.6 million at June 30, 2007 will be used to fund ongoing operations, pay down debt, pursue acquisitions and repurchase shares. Given the redemption premium on our long-term debt, it is unlikely that we will reduce debt significantly before our next scheduled maturity in late 2008.
Contractual Cash Obligations
Our contractual cash obligations as of December 31, 2006 are contained on page 22 of our 2006 Annual Report to shareholders. During the six months ended June 30, 2007, our non-cancelable purchase commitments decreased approximately $21.5 million to $156.5 million. Other than the decrease in non-cancelable purchase commitments, we do not believe there have been any significant changes since December 31, 2006 in our contractual cash obligations. The non-cancelable purchase commitments by period at June 30, 2007 were $45.6 million, $95.4 million, $11.5 million and $4.0 million for the 2007, 2008-2009, 2010-2011 and 2012 and later periods, respectively.
Our debt requires us to dedicate a portion of our cash flow to make interest and principal payments, thereby reducing the availability of our cash flow for acquisitions or other purposes. Nevertheless, we believe our future operating cash flows will be sufficient to cover our debt repayments, capital expenditures, dividends, share repurchases and other obligations and that we have untapped borrowing capacity that can provide us with additional financial resources. We currently have a shelf registration statement filed with the Securities and Exchange Commission (SEC) under which $359.8 million of debt securities, preferred shares or common shares may be issued. As of June 30, 2007, we also maintained cash and short-term investment balances of $592.6 million and had $350.0 million available under our revolving U.S. credit facility and another €225.0 million available under our euro revolving credit facility. In addition, as of June 30, 2007, we had $44.3 million of contingent obligations under standby letters of credit issued in the ordinary course of business to financial institutions, customers and insurance companies to secure short-term support for a variety of commercial transactions, insurance and benefit programs.
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
It is reasonably possible that unrecognized tax benefits may decrease by up to $10.8 million within 12 months of June 30, 2007 primarily as a result of the settlement of foreign audits and the closure of statutes of limitations.
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
In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to make an irrevocable election to measure many financial instruments and certain other items at fair value at specified election dates. The fair value option may be applied instrument by instrument and must be applied to entire instruments. Unrealized gains and losses on items for which the entity elects the fair value option are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” Entities are not permitted to apply this statement retrospectively to the fiscal years preceding the effective date unless the entity chooses early adoption. We currently are evaluating the impact of this recently issued standard on our consolidated financial statements.
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
Our primary interest rate exposures relate to our cash and short-term investments, fixed-rate and variable-rate debt and interest rate swaps. The calculation of potential loss in fair value is based on an immediate change in the net present values of our interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flow and income before tax is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% increase in interest rates would have had a favorable impact and a hypothetical 10% decrease in interest rates would have had an unfavorable impact on fair values of $38.6 million and $41.1 million at June 30, 2007 and December 31, 2006, respectively. In addition, a hypothetical 10% increase in interest rates would have had an unfavorable impact and a hypothetical 10% decrease in interest rates would have had a favorable impact on cash flows and income before tax of $1.2 million and $2.0 million for 2007 and 2006, respectively, on an annualized basis.

Our primary currency exchange rate exposures are to foreign currency-denominated debt, intercompany debt, cash and short-term investments and forward foreign currency exchange contracts. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our currency exposures due to a 10% shift in exchange rates. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% increase in currency exchange rates would have had an unfavorable impact and a hypothetical 10% decrease in currency exchange rates would have had a favorable impact on fair values of $13.8 million and $3.5 million at June 30, 2007 and December 31, 2006, respectively. Further, a hypothetical 10% increase in currency exchange rates would have had an unfavorable impact and a hypothetical 10% decrease in currency exchange rates would have had a favorable impact on annualized cash flows of $25.5 million and $19.0 million, respectively, and on annualized income before tax of $4.5 million and $3.9 million in 2007 and 2006, respectively.
Our primary commodity hedge exposures relate to natural gas and electric utility expenses. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our commodity exposures due to a 10% shift in the underlying commodity prices. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in commodity prices. A hypothetical 10% increase in commodity prices would have had a favorable impact and a hypothetical 10% decrease in commodity prices would have had an unfavorable impact on fair values of $1.0 million and $1.3 million at June 30, 2007 and December 31, 2006, respectively, and on annualized cash flows and income before tax of $1.0 million and $0.7 million in 2007 and 2006, respectively.
Item 4. Controls and Procedures
At the end of the period covered by this quarterly report (June 30, 2007), we carried out an evaluation, under the supervision and with the participation of the company’s management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the end of such period, our disclosure controls and procedures were effective and designed to ensure that all material information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting identified in the evaluation described in the preceding paragraph that occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the fourth quarter of 2006, we received a notice of violation from the Louisville (KY) Metro Air-Pollution Control District relating to alleged violations of the air permit held by our Louisville, Kentucky facility. We currently are in negotiations with the regulator who has offered to settle this matter for approximately $0.1 million. No enforcement proceeding has been commenced at this time.

Item 1A. Risk Factors
There are no material changes from risk factors as disclosed previously in our Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	On April 2, 2007, we issued 4,857 common shares in private placement transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to two former directors under deferred compensation plans for directors.

On May 1, 2007, we issued 3,115 common shares in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to one former officer under a deferred compensation plan for officers.

On May 1, 2007, we issued 1,317 common shares in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to one former director under a deferred compensation plan for directors.

On May 8, 2007, we issued 99 common shares in a transaction exempt from registration under the Securities Act of 1933 pursuant to Regulation S. We issued the common shares to one employee of a wholly owned U. K. subsidiary of the company under an employee benefit plan.

On June 1, 2007, we issued 1,604 common shares in private placement transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to three former officers under a deferred compensation plan for officers.

On June 18, 2007, we issued 95 common shares in a transaction exempt from registration under the Securities Act of 1933 pursuant to Regulation S. We issued the common shares to one employee of a wholly owned Canadian subsidiary of the company under an employee benefit plan.

(c)	The following table provides information regarding our purchases of Lubrizol common shares during the second quarter.

Maximum Number
			Total Number	(or Approximate Dollar
			of Shares (or Units)	Value) of Shares (or
	Total Number of	Average Price	Purchased as Part of	Units) that May Yet
	Shares (or Units)	Paid per Share	Publicly Announced	be Purchased Under
Period	Purchased[1]	(or Unit)	Plans or Programs[2]	the Plans or Programs
Month #1 (April 1, 2007 through April 30, 2007)	0 Shares	N/A	N/A	6,413,118 Shares
Month #2 (May 1, 2007 through May 31, 2007)	440,210 Shares	$63.43	437,200 Shares	5,975,918 Shares
Month #3 (June 1, 2007 through June 30, 2007)	57,315 Shares	$65.60	47,000 Shares	5,928,918 Shares

Total	497,525 Shares		484,200 Shares	5,928,918 Shares

[1]	This column includes common shares (0 in April; 3,010 in May and 10,315 in June) that we purchased pursuant to our deferred compensation plans whereby we withhold shares upon a distribution to pay the withholding taxes on behalf of the employee and pursuant to our stock incentive plan whereby participants exchange already owned shares to us to pay for the exercise price of an option or whereby we withhold shares upon the exercise of an option to pay the withholding taxes on behalf of the employee.

[2]	This column represents common shares that we purchased at a cost of $30.8 million pursuant to a share repurchase program announced on June 23, 1997. On April, 23, 2007, our board of directors authorized an enhanced share repurchase program that permits the company to repurchase up to 5.0 million of its common shares upon completion of repurchases under the previous share repurchase program. These shares may be repurchased in the open market or through negotiated transactions. The program does not have an expiration date.
Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Shareholders was held on April 23, 2007. The following matters were voted on by the shareholders.
1.	Election of Directors.
a.	Harriett Tee Taggart. The vote was 62,690,271 shares for and 1,826,692 shares to withhold authority.

b.	James E. Sweetnam. The vote was 62,625,582 shares for and 1,891,381 shares to withhold authority.

c.	James L. Hambrick. The vote was 62,698,437 shares for and 1,818,527 shares to withhold authority.

d.	Gordon D. Harnett. The vote was 61,267,560 shares for and 3,249,404 shares to withhold authority.

e.	Victoria F. Haynes. The vote was 60,706,418 shares for and 3,810,546 shares to withhold authority.

f.	William P. Madar. The vote was 61,230,078 shares for and 3,286,886 shares to withhold authority.
The names of each director whose term of office as a director continued after the meeting are: Robert E. Abernathy, Jerald A. Blumberg, Forest J. Farmer, Sr. and Dominic Pileggi.
2.	A proposal to confirm the appointment of Deloitte & Touche LLP as the independent registered public accountant. The vote was 64,432,075 shares for; 43,356 shares against; and 41,532 shares abstaining.
Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LUBRIZOL CORPORATION
/s/ W. Scott Emerick
W. Scott Emerick
Chief Accounting Officer and Duly Authorized Signatory of The Lubrizol Corporation

Date: August 3, 2007