Form 10-K/A
period 2006-12-31
LUBRIZOL CORP
filed 2007-11-09
CIK 60751

UNITED STATES
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
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act of 1933. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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
Documents Incorporated by Reference
Portions of the proxy statement for the 2007 Annual Meeting of Shareholders (Incorporated into Part III of this Form 10-K/A)

     References to “Lubrizol”, the “company”, “we”, “us” or “our” refer to The Lubrizol Corporation and its subsidiaries, except where the context makes clear that the reference is only to The Lubrizol Corporation itself and not its subsidiaries.
EXPLANATORY NOTE
     On October 22, 2007, we concluded to restate our previously issued financial statements because of reporting errors relating to five postemployment employee benefit plans in three foreign countries. Accordingly, we have restated our consolidated balance sheets as of December 31, 2006 and 2005 and our consolidated statements of income, consolidated statements of cash flows and consolidated statements of shareholders’ equity for fiscal years 2006, 2005 and 2004 as well as the related financial statement disclosures included in Item 15 to this annual report on Form 10-K/A. This annual report on Form 10-K/A also includes the effects of the restatement in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 6 - Selected Financial Data” for the 2002 through 2006 fiscal years.
     The impact of the restatement decreased income from continuing operations and net income for 2006 by $2.0 million or 1.1% and 1.9%, respectively, for 2005 by $2.1 million or 1.3% and 1.1%, respectively, and for 2004 by $1.7 million, or 1.9% and 1.8%, respectively, from amounts previously reported. The restatement had no effect on our previously reported revenues or net cash flows. The cumulative effect of the errors decreased shareholders’ equity as of December 31, 2006 by $24.3 million or 0.6% of total liabilities and shareholders’ equity and 1.4% of total shareholders’ equity. The cumulative effect of the errors decreased shareholders’ equity as of December 31, 2005 by $15.3 million or less than one-half percent of total liabilities and shareholders’ equity and 1.0% of total shareholders’ equity.
     The errors primarily arose in three different postemployment employee benefit plans at a wholly owned subsidiary and in postemployment employee benefit plans at two of our consolidated joint ventures. Four of these postemployment employee benefit plans had been accounted for inappropriately on a cash basis rather than an accrual basis as required by U.S. generally accepted accounting principles (U.S. GAAP), while the accrual recorded in the financial statements for the fifth plan was not calculated in accordance with U.S. GAAP. The cumulative effect of the errors resulted in an understatement of postemployment employee benefit plan liabilities of $38.9 million and $27.1 million at December 31, 2006 and 2005, respectively.
     See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 20 - Restatement of Consolidated Financial Statements” contained in the Notes to Financial Statements for more information regarding the restatement and changes to previously issued financial statements.
     We also concluded that a material weakness in internal control over financial reporting existed for deficiencies at some international locations due to insufficient requisite technical knowledge of accounting for postemployment employee benefit plans in accordance with U.S. GAAP for the 2004 through 2006 fiscal years and through June 30, 2007, and that our disclosure controls were not effective solely because of this material weakness. As such, we have modified our discussion of disclosure controls and procedures included in Item 9A and our report on internal control over financial reporting contained in this annual report on Form 10-K/A to disclose how the restatement affected our chief executive officer’s and chief financial officer’s assessment of internal controls over financial reporting.
     Except as noted herein, we have not modified or updated disclosures presented in the original annual report on Form 10-K for the year ended December 31, 2006 except as required to reflect the effects of the restatement on this Form 10-K/A. Accordingly, this annual report on Form 10-K/A does not reflect events occurring after the filing of our original annual report on Form 10-K on February 28, 2007. This annual report on Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original annual report on Form 10-K, including any amendments to those filings. The following items have been amended as a result of the restatement:
•	Part I - Item 1. Business (page 5)

•	Part II - Item 6. Selected Financial Data

•	Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II - Item 9A. Controls and Procedures

•	Part IV - Item 15. Exhibits and Financial Statement Schedules
PART I
ITEM 1. BUSINESS
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
     Our principal executive offices are located at 29400 Lakeland Boulevard, Wickliffe, Ohio 44092-2298 and our telephone number is 440-943-4200. Our website is located at www.lubrizol.com. Information contained on our website does not constitute part of this annual report on Form 10-K/A. We make available free of charge on our website the annual reports on Form 10-K, the quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file or furnish the material to the Securities and Exchange Commission.

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
     For the year ended December 31, 2006, the Lubrizol Additives segment generated revenues of $2,600.5 million and segment operating income of $303.0 million.
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
     Coating Additives
     Our additives for coatings and inks are used to enhance the appearance and durability of coatings in architectural and industrial uses, as well as to improve their processing and application characteristics. Additives such as pigment dispersants enhance the processing and performance of printing ink, while also maximizing color strength and stability in coatings and plastics. We expanded this product line by purchasing the dispersants business of Avecia in January 2004. We are a leading global supplier of surface modifiers that improve the abrasion resistance properties, gloss, leveling and film characteristics of printing ink and coatings. Our products include:
•	High-performance hyperdispersants for coatings, inks, thermoplastics and thermoset composites. We are a world leader in polymeric hyperdispersant technology, sold under the Solsperse® and Solplus® trade names. Hyperdispersants improve the dispersion of almost any solid particulate (including pigments, fillers, flame retardants and fibers) into almost any liquid medium (water, solvents and resins). They are primarily used to achieve even color saturation. They enrich and strengthen color, while reducing production costs and solvent emissions. We also produce Ircosperse® pigment dispersants for coatings and COLORBURST™ pigment dispersants for printing inks.

•	Surface modifiers improve the performance of industrial, architectural, can, coil, wood and powder coatings by enhancing and protecting surfaces. Lanco®, Lanco® Glidd, Lanco® Matt and Aquaslip™ surface modifiers impart a variety of properties to a coating, including enhanced slip, improved abrasion and scratch resistance, matting, texturing and a silky, soft feel.

•	Rheology control additives improve the performance of coatings by providing thickening, sag control, pigment anti-settling and improved surface appearance. Rheology control additives are sold under the brand names Ircothix®, Ircogel® and Solthix®.

•	Specialized additives for inks improve rub resistance properties and film characteristics.

     The following is a list of representative uses for and a description of our coating additives products:

Category	Product/Brand	Description

Coating Additives	Dispersants, Solsperse® Ircosperse®, COLORBURST™	Improve the dispersion of solid particulates into liquid mediums. End-markets include paints and printing inks.

	Surface Modifiers Lanco®, Lanco® Glidd, Lanco® Matt, Aquaslip™	Impart a variety of properties to a coating, including enhanced slip, improved abrasion and scratch resistance, matting and texturing. End markets include industrial, architectural, can and coil, wood and powder coatings.

	Rheology Control Additives, Ircothix®, Ircogel® and Solthix®	Provide thickening, sag control and improved surface appearance of coatings.

	Specialized Additives for Inks, Duotron®, Liquitron®, Fluotron®	Improve the processing, performance and rub resistance properties.
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
Geographic Area Information
     Financial information with respect to our domestic and foreign operations is contained in Note 15 to our consolidated financial statements.
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
     In 2006 approximately 33% of our consolidated revenues were generated in currencies other than the U.S. dollar, which is our reporting currency, and 31% of our consolidated cost of sales and 30% of selling, technical, administrative and research (STAR) expenses were generated in currencies other than the U.S. dollar. We recognize foreign currency transaction gains and losses arising from our operations in the period incurred. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses, which historically have been material and could continue to be material. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. We take actions to manage our foreign currency exposure such as entering into hedging transactions, where available, but we cannot assure you that our strategies will adequately protect our consolidated operating results from the effects of exchange rate fluctuations.
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

Name	Age	Position
James L. Hambrick	52	Chairman of the Board, President and Chief Executive Officer
Joseph W. Bauer	53	Vice President and General Counsel
Donald W. Bogus	59	Senior Vice President and President - Lubrizol Advanced Materials
Charles P. Cooley	51	Senior Vice President, Treasurer and Chief Financial Officer
W. Scott Emerick	42	Corporate Controller
Stephen F. Kirk	57	Senior Vice President and President - Lubrizol Additives
Mark W. Meister	52	Vice President and Chief Ethics Officer
Leslie M. Reynolds	46	Corporate Secretary
Patrick Saunier	51	Vice President, Information Systems
Gregory D. Taylor	48	Vice President, Corporate Planning, Development and Communications
Jeffrey A. Vavruska	46	Chief Tax Officer
Joanne Wanstreet	55	Vice President, Investor Relations
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
     Information relating to the recent price and dividend history of our common shares follows:

	Common Share Price History				Dividends
	2006		2005		Per Common Share
	High	Low	High	Low	2006	2005
1st quarter	$46.44	$41.70	$43.57	$35.25	$ .26	$ .26
2nd quarter	45.20	38.52	44.51	36.74	.26	.26
3rd quarter	46.25	38.03	44.50	39.12	.26	.26
4th quarter	50.75	44.16	44.16	39.83	.26	.26

					$ 1.04	$ 1.04

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
     The following table provides information regarding our purchases of Lubrizol common shares during the quarter.

Maximum Number
			Total Number	(or Approximate Dollar
			of Shares (or Units)	Value) of Shares (or
	Total Number of	Average Price	Purchased as Part of	Units) that May Yet be
	Shares (or Units)	Paid per Share	Publicly Announced	Purchased Under the
Period	Purchased[1]	(or Unit)	Plans or Programs	Plans or Programs
Month #1 (Oct. 1, 2006 through Oct. 31, 2006)	0 Shares	N/A	N/A	N/A
Month #2 (Nov. 1, 2006 through Nov. 30, 2006)	12,267 Shares	$ 47.84	N/A	N/A
Month #3 (Dec. 1, 2006 through Dec. 31, 2006)	0 Shares	N/A	N/A	N/A

Total	12,267 Shares
[1]	This column represents common shares that we purchased pursuant to:
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

	12/01	12/02	12/03	12/04	12/05	12/06
The Lubrizol Corporation	100.00	89.77	98.98	115.83	139.99	165.43
S&P Chemicals Industry	100.00	96.97	123.06	148.05	147.91	171.48
S&P 500	100.00	77.90	100.24	111.15	116.61	135.03
The above chart assumes the investment of $100 on December 31, 2001 and the immediate investment of all dividends.

ITEM 6. SELECTED FINANCIAL DATA
Historical Summary (as restated)

(In Millions, Except Shareholders, Employees and Per-Share Data)	2006	2005	2004*	2003**	2002**

OPERATING RESULTS:
Revenues	$4,040.8	$3,622.2	$2,864.4	$1,984.2	$1,934.0
Total cost and expenses***	3,708.0	3,286.8	2,663.2	1,842.6	1,737.9
Net interest expense and other income	(70.8)	(95.2)	(66.7)	(17.8)	(17.8)
Income from continuing operations before cumulative effect of change in accounting principle	179.8	159.4	85.5	87.6	125.6
(Loss) income from discontinued operations, net of income taxes	(76.2)	27.8	6.3	1.9	(0.1)
Income before cumulative effect of change in accounting principle	103.6	187.2	91.8	89.5	125.5
Cumulative effect of change in accounting principle	–	–	–	–	(7.8)
Net income	103.6	187.2	91.8	89.5	117.7
Income from continuing operations, per diluted share before cumulative effect of change in accounting principle	2.59	2.32	1.53	1.70	2.43
Discontinued operations per diluted share	(1.10)	0.40	0.11	0.04	–
Cumulative effect of change in accounting principle per diluted share	–	–	–	–	(0.15)
Diluted earnings per share	1.49	2.72	1.64	1.74	2.28

FINANCIAL RATIOS:
Gross profit percentage	24.6	25.4	26.4	26.3	28.4
Percent of revenues:
Selling and administrative expenses	9.4	9.6	9.9	9.6	9.6
Research and testing expenses	5.1	5.5	6.5	8.3	8.6
Return on average shareholders’ equity (%)	6.4	12.2	7.5	9.9	14.4
Debt to capitalization (%)	47.8	51.8	56.5	28.6	31.0
Current ratio	2.9	2.4	2.4	3.1	3.0

OTHER INFORMATION:
Dividends declared per share	$1.04	$1.04	$1.04	$1.04	$1.04
Average common shares outstanding:
Basic	68.7	67.9	55.7	51.7	51.5
Diluted	69.3	68.8	56.0	51.9	51.8
Capital expenditures - Continuing Operations	125.7	121.9	122.6	88.2	65.0
Depreciation expense - Continuing Operations	133.4	139.4	123.8	93.7	90.1

Historical Summary (as restated) - continued

(In Millions, Except Shareholders, Employees and Per-Share Data)	2006	2005	2004*	2003**	2002**

At year end:
Total assets	$4,390.9	$4,371.2	$4,571.1	$1,944.9	$1,860.2
Total debt	1,541.7	1,670.8	1,972.3	389.6	401.9
Total shareholders’ equity	$1,683.1	$1,551.9	$1,508.5	$941.0	$860.1
Shareholders’ equity per basic share	24.39	22.81	22.58	18.24	16.71
Common share price	50.13	43.43	36.86	32.52	30.50
Number of shareholders	3,265	3,500	3,698	3,903	4,081
Number of employees	6,746	7,515	7,725	5,032	5,231

*	The 2004 results include the revenues and expenses of Noveon International, Inc. since June 3, 2004, the date of acquisition.

**	Amounts derived from previously issued financial statements have been restated to include the effects of the restatement as described in the Explanatory Note contained in the front section of this annual report on Form 10-K/A for the year ended December 31, 2006.

***	Includes restructuring and impairment charges of $51.9 million in 2006, $15.9 million in 2005, $38.1 million in 2004 and $22.5 million in 2003. Also includes the write-off of acquired in-process research and development of $34.0 million in 2004.
Total debt reported in the Historical Summary includes the following amounts classified as long-term at December 31: $1,538.0 million in 2006, $1,662.9 million in 2005, $1,964.1 million in 2004, $386.7 million in 2003 and $384.8 million in 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, the notes thereto and the historical summary appearing elsewhere in this annual report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including those described under the section “Cautionary Statements for Safe Harbor Purposes” included elsewhere in this annual report.
RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
On October 22, 2007, we concluded to restate our previously issued financial statements because of reporting errors relating to five postemployment employee benefit plans in three foreign countries. Accordingly, we have restated our consolidated balance sheets as of December 31, 2006 and 2005 and our consolidated statements of income, consolidated statements of cash flows and consolidated statements of shareholders’ equity for fiscal years 2006, 2005 and 2004. The effects of the restatement are reflected in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and we have not modified or updated disclosures except as required to reflect the effects of the restatement. See the Explanatory Note included in the front section of the annual report on Form 10-K/A and “Note 20 - Restatement of Consolidated Financial Statements” contained in the Notes to Financial Statements for more information regarding the restatement and changes to previously issued financial statements.
The impact of the restatement decreased income from continuing operations and net income for 2006 by $2.0 million or 1.1% and 1.9%, respectively, for 2005 by $2.1 million or 1.3% and 1.1%, respectively, and for 2004 by $1.7 million or 1.9% and 1.8%, respectively, from amounts previously reported. The restatement had no effect on our previously reported revenues or net cash flows. The cumulative effect of the errors decreased shareholders’ equity as of December 31, 2006 by $24.3 million or 0.6% of total liabilities and shareholders’ equity and 1.4% of total shareholders’ equity. The cumulative effect of the errors decreased shareholders’ equity as of December 31, 2005 by $15.3 million or less than one-half percent of total liabilities and shareholders’ equity and 1.0% of total shareholders’ equity.
The errors primarily arose in three different postemployment employee benefit plans at a wholly owned subsidiary and in postemployment employee benefit plans for employees at two of our consolidated joint ventures. Four of these postemployment employee benefit plans had been accounted for inappropriately on a cash basis rather than an accrual basis as required by U.S. generally accepted accounting principles (U.S. GAAP), while the accrual recorded in the financial statements for the fifth plan was not calculated in accordance with U.S. GAAP. The cumulative effect of the errors resulted in an understatement of postemployment employee benefit plan liabilities of $38.9 million and $27.1 million at December 31, 2006 and 2005, respectively.

OVERVIEW
General
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
As part of our corporate goal to enhance our “one company” identity and to reflect more accurately our positioning in the marketplace, we completed a corporate identity review in the fourth quarter of 2006. We made a final determination in January 2007 that the trade name “Noveon” no longer would be used to describe the specialty chemicals business segment of our company and that its use would be discontinued except in connection with the consumer specialties product line. We acquired the rights to the Noveon trade name in June 2004 when we acquired Noveon International, Inc. (Noveon International). At the time of acquisition, an appraised value was attached to the Noveon trade name. We recorded a pretax charge of $41.2 million ($25.4 million after-tax) to reduce the related asset to its estimated fair value. This charge was reflected in the fourth quarter of 2006 as we believed at that time we would more likely than not discontinue the use of the Noveon trade name, except in the limited context of our consumer specialties product line.
In addition, we made a decision to change the names of our business segments. We believe that these names are a better fit with the corporate brand that we are presenting to our markets. These name changes do not change the way we manage our segments or the product lines included in the segments.
Following are the name changes to our segments:

Former Name	New Name
Lubricant Additives	Lubrizol Additives
Specialty Chemicals	Lubrizol Advanced Materials
On February 7, 2007, we completed the acquisition of a broad line of additive products used in the metalworking markets worldwide from Lockhart Chemical Company (Lockhart), a private company with headquarters in Gibsonia, Pennsylvania. Lockhart is recognized in the metalworking industry for its application and formulation capabilities and quality products. We purchased Lockhart’s entire metalworking product line, which includes: natural, synthetic and gelled sulfonates; emulsifier packages; corrosion inhibitors and lubricity agents; grease additives; oxidates; esters; soap; semi-finished coatings; and rust preventatives. In 2006, these product lines had annualized revenues of approximately $20.0 million.
In May 2006, we sold the food ingredients and industrial specialties business (FIIS) and the active pharmaceutical ingredients and intermediate compounds business (A&I), both of which were included in the Lubrizol Advanced Materials segment. A&I and almost all of the FIIS divestiture reported into the Noveon consumer specialties product line, while a small portion of the FIIS divestiture reported into the performance coatings product line. We recorded a

$15.9 million after-tax loss on the sale of these divested businesses. During the first quarter of 2006 and in connection with the held-for-sale classification, we performed an impairment test resulting in a $60.6 million after-tax impairment charge in the first quarter of 2006. We have reflected the results of these divested businesses in the discontinued operations - net of tax line item in the consolidated statements of income for all periods presented.
In February 2006, we sold certain assets and liabilities of our Telene® resins business (Telene), which was included in the Lubrizol Advanced Materials segment. We have reflected the results of Telene in the discontinued operations - net of tax line item in the consolidated statements of income for all periods presented, including an after-tax loss on the sale of $0.7 million.
In December 2005, we sold certain assets, liabilities and stock of our Engine Control Systems (ECS) business and, in September 2005, we sold certain assets and liabilities of our U.S. and U.K. Lubrizol Performance Systems (LPS) operations, both of which were included in the Lubrizol Additives segment. We have reflected the results of these businesses in the discontinued operations - net of tax line item in the consolidated statements of income for 2005 and 2004.
On June 3, 2004, we completed the acquisition of Noveon International, a leading global producer and marketer of technologically advanced consumer specialties, engineered polymers and performance coatings used in the industrial and consumer markets. We acquired Noveon International for cash of $920.2 million (inclusive of certain seller expenses of $32.9 million) plus transaction costs of $11.4 million and less cash acquired of $103.0 million. In addition, we assumed $1,103.1 million of long-term indebtedness from Noveon International.
In connection with the acquisition of Noveon International, we targeted non-core businesses with total revenues of approximately $500.0 million for disposition. All disposition activities related to these businesses were completed by the end of 2006.
LUBRIZOL ADDITIVES SEGMENT
Challenging industry market forces and conditions continue to influence the Lubrizol Additives business. A key factor is the low global growth rate for this market, which we believe is in the range of approximately 0% to 1% per year. Additional characteristics of this market are:
•	Consolidation of the additive industry and capacity reductions in recent years, which has tightened the supply of lubricant additive components and packages.

•	Frequent product specification changes primarily driven by original equipment manufacturers (OEMs) and the impact of environmental and fuel economy regulations on the OEMs. The specification changes require us to incur product development and testing costs, but also enable us to apply our technology know-how to create products and solve problems. We believe our technology, and our expertise in applying it, are key strengths.

•	Improved engine design, which can result in longer lubricant drain intervals. Longer drain intervals reduce demand for finished lubricants.

•	New vehicle production levels, which affect our driveline fluids in particular because the initial factory fill is an important market factor in that product line.

•	In recent years, a general tightening of supplies leading to significant increases in raw material and energy costs.
We believe we are the market leader in lubricant additives and intend to remain the leader by continuing to invest in this business. Our strategy is to continue to optimize our product line mix with existing production capacity. Our Lubrizol Additives segment represents approximately 64% of consolidated revenues.
LUBRIZOL ADVANCED MATERIALS SEGMENT
Our Lubrizol Advanced Materials segment’s growth strategy involves a combination of internal growth and acquisitions. Since 2000 and prior to the Noveon International acquisition, we made eight acquisitions with aggregate annual revenues at the time of acquisition of approximately $200.0 million.

We have a strategy to continue to achieve internal growth in the Lubrizol Advanced Materials segment by using our strengths, including our technology, formulating skills and broad geographic infrastructure, to develop and invest in new performance technologies in higher-growth industrial and consumer markets. Key factors to our success continue to be the introduction of new products, development of new applications for existing products, cross-selling of products, the integration of acquisitions and geographic expansion. Our Lubrizol Advanced Materials segment represents approximately 36% of consolidated revenues.
PRIMARY FACTORS AFFECTING 2006 RESULTS FROM CONTINUING OPERATIONS
The factors that most affected our consolidated 2006 results from continuing operations were:
•	Our ability to raise selling prices to recover raw material cost increases from 2006 and prior years.

•	Volume increases of 6% in the Lubrizol Advanced Materials segment and just under one-half percent in the Lubrizol Additives segment.

•	Increased operating costs due to general salary and benefit cost increases and the hiring of growth resources, costs associated with a newly commenced project to implement a common information systems platform primarily in the Lubrizol Advanced Materials segment, the impact of variable accounting for some of our liability-based incentive compensation plans, the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment” for the accounting of stock-based awards, and a $2.9 million pension settlement charge for a non-qualified plan distribution.

•	Pretax impairment charges of $41.2 million associated with the impairment of the Noveon trade name and $10.7 million related to plant and line closures in both the Lubrizol Additives and Lubrizol Advanced Materials segments.

•	Reduced interest expense - net of $17.7 million as a result of higher interest income of $12.3 million associated with greater cash and short-term investment balances, primarily related to the cash proceeds from the 2006 divestitures and lower interest expense of $5.4 million associated with reduced debt levels.

•	Increased other income of $6.7 million primarily from legal settlements with suppliers.

•	Reduced effective tax rate primarily due to the favorable provision impacts of foreign operations.
Raw material costs increased 14% in 2006 after increasing 18% excluding the impact of acquisitions in 2005. Our results were affected by how quickly and the extent to which we were able to raise selling prices in response to raw material, utility and other operating cost increases. Both the Lubrizol Additives and Lubrizol Advanced Materials segments implemented price increases throughout 2006 in response to continuing increases in these costs. However, we have not yet recovered the full effect of the cumulative cost increases.
2006 RESULTS OF OPERATIONS COMPARED WITH 2005
Income from continuing operations increased $20.4 million to $179.8 million for 2006 compared to $159.4 million for 2005. The increase in earnings from continuing operations primarily was attributable to improvements in the combination of price and product mix, higher volume and reduced interest expense - net, which more than offset higher raw material and utility costs, higher restructuring and impairment charges and higher selling, technology, administrative and research (STAR) expenses.
We recorded restructuring and impairment charges that reduced income from continuing operations by $0.47 per diluted share in 2006, which primarily related to a pretax impairment charge associated with the Noveon trade name and the phase-out of a manufacturing facility located in Bromborough, United Kingdom. We incurred restructuring and impairment charges of $0.15 per diluted share in 2005, which primarily related to the phase-out of manufacturing facilities located in Bromborough, United Kingdom; Linden, New Jersey; and Mountaintop, Pennsylvania, as well as other workforce reductions.
Net income for 2006 includes the factors described above for income from continuing operations and the impact of discontinued operations. Loss from discontinued operations - net was $76.2 million in 2006 compared to income from discontinued operations - net of $27.8 million in 2005. The loss from discontinued operations - net in 2006 primarily related to a $60.6 million after-tax impairment charge recorded in the first quarter of 2006 to reflect the FIIS business at its fair value and a $16.6 million after-tax loss on the sale of divested businesses.
ANALYSIS OF REVENUES The changes in consolidated revenues are summarized as follows:

(In Millions of Dollars)	2006	2005	$ Change	% Change
Net sales	$ 4,036.4	$ 3,618.8	$ 417.6	12%
Royalties and other revenues	4.4	3.4	1.0	29%

Total revenues	$ 4,040.8	$ 3,622.2	$ 418.6	12%

The increase in revenues in 2006 compared to 2005 primarily was due to a 10% improvement in the combination of price and product mix and a 2% increase in volume. We experienced volume gains in all geographic zones except Europe.

ANALYSIS OF VOLUME - 2006 VS. 2005 Volume patterns vary in different geographic zones. The following table shows our 2006 volume by geographic zone as well as the changes compared with 2005:

			2006
			Volume	% Change
North America			46%	1%
Europe			27%	(1%)
Asia-Pacific / Middle East			22%	6%
Latin America			5%	11%

Total			100%	2%

Segment volume variances by geographic zone, as well as the factors explaining the changes in segment revenues for 2006 compared with 2005, are contained under the “Segment Analysis” section.

ANALYSIS OF COSTS AND EXPENSES

(In Millions of Dollars)	2006	2005	$ Change	% Change
Cost of sales	$ 3,045.2	$ 2,700.1	$ 345.1	13%
Selling and administrative expenses	381.7	348.4	33.3	10%
Research, testing and development expenses	205.5	198.9	6.6	3%
Amortization of intangible assets	23.7	23.5	0.2	1%
Restructuring and impairment charges	51.9	15.9	36.0	*

Total costs and expenses	$ 3,708.0	$ 3,286.8	$ 421.2	13%

The increase in cost of sales for 2006 compared to 2005 primarily was due to higher average raw material cost and higher manufacturing expenses. Average raw material cost increased 14% in 2006 compared to 2005 primarily due to higher petrochemical raw material cost. Total manufacturing expenses increased 4% in 2006 compared to 2005, primarily due to higher salaries and benefits, higher utility costs and increased volume. On a per-unit-sold basis, manufacturing costs increased 2% in 2006 compared to 2005.
Gross profit (net sales less cost of sales) increased $72.5 million, or 8%, in 2006 compared to 2005. The increase primarily was due to improvement in the combination of price and product mix and higher volume partially offset by higher average raw material cost. In addition, gross profit was impacted unfavorably by higher salaries and benefits, an increase in utility costs and an unfavorable currency impact in 2006 when compared to 2005. Although we were successful in raising selling prices to offset higher cost of sales, our 2006 gross profit percentage (gross profit divided by net sales) decreased to 24.6% compared to 25.4% in 2005 due to the increase in net sales from our pricing responses to escalating raw material costs.
Selling and administrative expenses increased $33.3 million, or 10%, in 2006 compared to 2005. The increase primarily reflects an increase in salaries and benefits including the addition of growth resources, an increase of $4.5 million associated with a newly commenced project to implement a common information systems platform primarily in the Lubrizol Advanced Materials segment, the unfavorable impact of variable accounting for some of our liability-based incentive plans, a $2.9 million pension settlement charge for a non-qualified pension plan distribution and incremental stock-based compensation expense of $2.4 million associated with the adoption of SFAS No. 123R.
The timing and amount of research, testing and development expenses (technology expenses) are affected by lubricant additives product standards, which change periodically to meet new emissions, efficiency, durability and other performance factors as OEMs improve engine and transmission designs. Technology expenses increased $6.6 million, or 3%, in 2006 compared to 2005 primarily due to increases in annual salaries and benefits. During 2006 and 2005, approximately 87% of our technology costs were incurred in company-owned facilities and approximately 13% were incurred at third-party facilities.
In 2006, we recorded aggregate restructuring and impairment charges of $51.9 million, or $0.47 per diluted share, primarily related to the write-down of a trade name in the Lubrizol Advanced Materials segment and the phase-out of a manufacturing facility in the Lubrizol Additives segment.
The components of the 2006 restructuring and impairment charges are detailed as follows:

	Asset	Other Plant
(In Millions of Dollars)	Impairments	Exit Costs	Severance	Total
Noveon trade name impairment	$ 41.2	$ –	$ –	$ 41.2
Bromborough, U.K. closure	–	4.8	1.9	6.7
Lubrizol Advanced Materials plant and line closures and workforce reductions	3.3	0.2	0.6	4.1
Other	–	–	(0.1)	(0.1)

Total restructuring and impairment charges	$ 44.5	$ 5.0	$ 2.4	$ 51.9

As part of our corporate goal to enhance our “one company” identity and to reflect more accurately our positioning in the marketplace, we completed a corporate identity review in the fourth quarter of 2006. We made a final determination in January 2007 that the trade name “Noveon” no longer would be used to describe the specialty chemicals business segment of our company and that its use would be discontinued except in connection with the consumer specialties product line. We acquired the rights to the Noveon trade name in June 2004 when we acquired Noveon International. At the time of acquisition, an appraised value was attached to the Noveon trade name. We calculated a pretax charge of $41.2 million ($25.4 million after-tax) to reduce the related asset to its estimated fair value. This charge was reflected in the fourth quarter of 2006 as we believed at that time we would more likely than not discontinue the use of the Noveon trade name, except in the limited context of the consumer specialties product line.
In September 2006, we entered into an agreement to sell the manufacturing facility located in Bromborough, United Kingdom. The sale closed in January 2007. In connection with the sale, we received net cash proceeds of $5.9 million and recorded a pretax gain of $2.9 million during the first quarter of 2007. The gain will be classified as a restructuring credit associated with closure of the facility. Production from the Bromborough facility was transferred to higher-capacity Lubrizol facilities in France and the United States. The sale of the facility will avoid approximately $3.0 million to $5.0 million in restructuring costs that would have been associated with demolition of the plant facilities on the site. On January 17, 2005, we announced our plans to phase-out production at the Bromborough facility by the end of 2006. At that time, we estimated that total restructuring costs, including employee severance and other plant closure costs (including planned demolition costs), would be approximately $15.0 million. Cumulative pretax charges of approximately $12.8 million were incurred through 2006, of which $6.7 million were incurred in 2006, to satisfy severance and retention obligations, plant dismantling, site restoration and other site environmental evaluation costs.
We have invested approximately $15.3 million in capital related to the Bromborough closure through December 31, 2006 for capacity upgrades in France and the United States. We expect to invest an additional $4.0 million related to these capacity upgrades through the first quarter of 2007.
In the first quarter of 2005, we decided to close two Lubrizol Advanced Materials performance coatings production facilities in the United States. One facility, located in Mountaintop, Pennsylvania, was closed in October 2005 and sold in January 2006. We recorded an additional $0.8 million in asset impairments and other exit costs and $0.6 million in severance obligations in 2006 relating to the other facility located in Linden, New Jersey, which was closed in the third quarter of

2006. Additional asset impairment charges of $2.7 million were recorded in 2006, which primarily related to the planned closure of a performance coatings production line in the first quarter of 2007.
In addition, we expect these workforce reductions, facility closures and transfers of production to more efficient manufacturing locations to generate annual pretax savings of approximately $5.3 million for the Lubrizol Advanced Materials segment and approximately $12.0 million for the Lubrizol Additives segment. Approximately $8.4 million of these savings were realized in 2006.
The charges for these cost reduction initiatives and impairments are reported as a separate line item in the consolidated statements of income, entitled “Restructuring and impairment charges” and are included in the “Total cost and expenses” subtotal on the consolidated statements of income.
ANALYSIS OF OTHER ITEMS AND NET INCOME

(In Millions of Dollars)	2006	2005	$ Change	% Change
Other income - net	$ 8.5	$ 1.8	$ 6.7	*
Interest expense - net	79.3	97.0	(17.7)	(18%)
Income from continuing operations before income taxes	262.0	240.2	21.8	9%
Provision for income taxes	82.2	80.8	1.4	2%
Income from continuing operations	179.8	159.4	20.4	13%
Discontinued operations - net of tax	(76.2)	27.8	(104.0)	*
Net income	$ 103.6	$ 187.2	$ (83.6)	(45%)

* Calculation not meaningful
The increase in other income - net for 2006 compared to 2005 primarily was due to the favorable legal settlements of insurance and commercial matters of $10.4 million and an increase in the net gain on the sale of property of $1.3 million, partially offset by an increase in currency transaction losses of $2.4 million and an increase in the elimination of minority interest of $2.4 million due to higher profitability of our joint ventures.
The decrease in interest expense - net for 2006 compared to 2005 primarily was due to an increase in interest income of $12.3 million as a result of our increased cash and short-term investments from the divestiture proceeds and a decrease in interest expense of $5.4 million due to a reduction in our long-term debt balances.
Our effective tax rate was 31.4% in 2006 compared to 33.6% in 2005. The decrease in the effective tax rate primarily was due to the favorable provision impacts of foreign operations.
Primarily as a result of the above factors, income from continuing operations per diluted share was $2.59 in 2006 compared to $2.32 in 2005. Loss from discontinued operations per diluted share was $1.10 in 2006 compared to income from discontinued operations per diluted share of $0.40 in 2005. The loss from discontinued operations per diluted share of $1.10 in 2006 consisted of operating income of $0.01 per diluted share, excluding an $0.87 per diluted share impairment charge and a $0.24 per diluted share loss on the sale of divested businesses.
2005 RESULTS OF OPERATIONS COMPARED WITH 2004
Our 2005 revenues as compared to 2004, excluding the impact of acquisitions, increased primarily due to improvements in the combination of price and product mix, offset by a slight decrease in volume. The increased revenues partially were offset by higher raw material costs and higher utility costs. Primarily as a result of these factors and the impact of acquisitions, gross profit increased 22% in 2005 compared with 2004. Excluding the impact of acquisitions, gross profit increased 4% in 2005 compared to 2004.

ANALYSIS OF REVENUES The changes in consolidated revenues are summarized as follows:

					Excluding the Impact
					of Acquisitions
(In Millions of Dollars)	2005	2004	$ Change	% Change	$ Change	% Change
Net sales	$ 3,618.8	$ 2,860.5	$ 758.3	27%	$ 333.0	12%
Royalties and other revenues	3.4	3.9	(0.5)	(13%)	(0.5)	(13%)

Total revenues	$ 3,622.2	$ 2,864.4	$ 757.8	26%	$ 332.5	12%

The 2004 acquisitions contributed $425.3 million toward the increase in 2005 consolidated revenues compared with 2004. Acquisitions in 2004 included Noveon International and the hyperdispersants business purchased from Avecia.

Excluding the impact of acquisitions, the increase in consolidated revenues in 2005 compared to 2004 was due to a 12% increase in the combination of price and product mix.

ANALYSIS OF VOLUME - 2005 VS. 2004 Volume patterns vary in different geographic zones. The following table shows our 2005 volume by geographic zone as well as the changes compared with 2004:

						Excluding the Impact
				2005		of Acquisitions
				Volume	% Change	% Change
North America				46%	6%	(6% )
Europe				28%	8%	3%
Asia-Pacific / Middle East				21%	13%	8%
Latin America				5%	6%	2%

Total				100%	8%	–

Segment volume variances by geographic zone, as well as the factors explaining the changes in segment revenues for 2005 compared with 2004, are contained under the “Segment Analysis” section.

ANALYSIS OF COSTS AND EXPENSES

(In Millions of Dollars)			2005	2004	$ Change	% Change
Cost of sales			$ 2,700.1	$ 2,104.6	$ 595.5	28%
Selling and administrative expenses			348.4	284.8	63.6	22%
Research, testing and development expenses			198.9	184.8	14.1	8%
Amortization of intangible assets			23.5	16.9	6.6	39%
Write-off of acquired in-process research and development			–	34.0	(34.0)	*
Restructuring and impairment charges			15.9	38.1	(22.2)	*

Total costs and expenses			$ 3,286.8	$ 2,663.2	$ 623.6	23%

* Calculation not meaningful
Cost of sales increased due to acquisitions, higher average raw material cost and higher manufacturing expenses. Excluding the impact of acquisitions, average raw material cost increased 18% in 2005 compared with 2004. The increase in the material costs during the latter half of 2005 largely was driven by supply disruptions caused by the U.S. Gulf coast hurricanes. Material cost, including acquisitions, also included inventory step-up adjustments associated with the increased valuation of inventory of $12.5 million in 2004 for the Noveon International and hyperdispersants acquisitions. The Noveon International portion of the inventory step-up adjustment was $9.8 million, or $0.11 per diluted share.
Total manufacturing expenses increased 19% (5% excluding the impact of acquisitions) in 2005 compared with 2004. Excluding the impact of acquisitions, the increase primarily was due to an increase in utility costs as well as an unfavorable currency impact. On a per-unit-sold basis, manufacturing costs increased 5% in 2005 compared to 2004, excluding the impact of acquisitions.
Gross profit increased $162.8 million, or 22% ($29.2 million, or 4%, excluding the impact of acquisitions), in 2005 compared with 2004. Excluding the impact of acquisitions, the increase primarily was due to higher average selling price, partially offset by higher unit average raw material cost and higher utility costs. Our 2005 gross profit percentage decreased to 25.4% (24.6% excluding the impact of acquisitions) compared to 26.4% in 2004. The decrease primarily was due to higher raw material costs outpacing our ability to raise selling prices sufficiently to sustain gross profit percentages.
Selling and administrative expenses increased $63.6 million, or 22% ($9.1 million, or 3%, excluding the impact of acquisitions), in 2005 compared with 2004. The increase in selling and administrative expenses, excluding the impact of acquisitions, primarily was due to an increase in salaries and incentive compensation expense, offset partially by non-recurring litigation expense of $1.9 million incurred in 2004.
Technology expenses, excluding the impact of acquisitions, decreased 3% in 2005 compared with 2004. The decrease primarily was due to the 2004 reduction in workforce. During 2005 and 2004, approximately 87% of our technology costs were incurred in company-owned facilities and approximately 13% were incurred at third-party facilities.
The increased amortization expense in 2005 compared with 2004 primarily was due to the Noveon International and hyperdispersants acquisitions in 2004. These two acquisitions resulted in an increase in gross amortizable intangible assets of approximately $320.3 million with useful lives ranging between 3 and 20 years.
We included a one-time, non-cash charge of $34.0 million, or $0.39 per share, in total costs and expenses in 2004 to write-off the estimated fair value of acquired in-process research and development (IPR&D) projects associated with the Noveon International acquisition. Costs to acquire IPR&D projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition. We obtained appraisals to determine the estimated fair value of IPR&D projects. There were approximately nine projects acquired in the Noveon International transaction in several different product lines. The projects were at varying stages of completeness ranging from the early development stage to prototype testing at the time of acquisition. No further adjustments were made in 2005 to the valuation in connection with the completion of the Noveon International purchase accounting.
In 2005, we recorded restructuring and impairment charges aggregating $15.9 million, or $0.15 per diluted share, primarily related to the decision to close three manufacturing facilities, as well as other workforce reductions.
The components of the 2005 restructuring and impairment charges are detailed as follows:

	Asset	Other Plant
(In Millions of Dollars)	Impairments	Exit Costs	Severance	Total
Lubrizol Advanced Materials plant closures and workforce reductions	$ 4.2	$ 1.0	$ 3.8	$ 9.0
Bromborough, U.K. closure	0.7	1.7	3.7	6.1
Corporate / other workforce reductions	–	–	0.7	0.7
Noveon International restructuring liabilities assumed	–	–	0.1	0.1

Total restructuring and impairment charges	$ 4.9	$ 2.7	$ 8.3	$ 15.9

In May 2005, we announced the reorganization of the Lubrizol Advanced Materials performance coatings product line. This product line includes businesses acquired from Noveon International as well as businesses included in our legacy operations. In connection with the reorganization, we eliminated 26 positions in North America and Europe. These reductions were completed during 2005 and resulted in a severance charge of $1.9 million in 2005.
In the first quarter of 2005, we made the decision and the announcement to close two Lubrizol Advanced Materials performance coatings production facilities in the United States. The aggregate restructuring charge recorded for these closures for the year ended December 31, 2005 was $6.6 million, comprised of $4.2 million in asset impairments, $0.9 million in exit costs and $1.5 million in severance costs. We recorded an impairment charge for both plants in the first quarter of 2005 to reduce the related assets to their estimated fair values. The estimated fair value of the assets was determined primarily from third-party appraisals. Production from these sites was transferred to other facilities in the United States. One facility, located in Mountaintop, Pennsylvania, was closed in October 2005 and sold in January 2006, while the other facility, located in Linden, New Jersey, was closed in the third quarter of 2006. These closures resulted in a workforce reduction of 62 employees. We also recorded European-related restructuring charges in the Lubrizol Advanced Materials segment of $0.4 million in severance costs and $0.1 million in other exit costs during the fourth quarter of 2005.
In December 2004, we decided to close the Lubrizol Additives manufacturing facility in Bromborough, United Kingdom. We announced this decision in January 2005. A $17.0 million impairment charge was recorded in December 2004 to reduce the related assets to their estimated fair values. Production phase-out of this site began in the third quarter of 2005 and was completed in the third quarter of 2006. During this phase-out, U.K. production was transferred to facilities in France and the United States. There were 70 employees impacted by this closure. The aggregate restructuring charge recorded for this closure through December 31, 2005 was $6.1 million. Total 2005 charges were comprised of $0.7 million in asset impairments, $1.7 million in exit costs and $3.7 million in severance costs.
In the second quarter of 2005, we continued a process of identifying further opportunities to increase efficiency and productivity, reduce costs and support our integration strategy of the Noveon International acquisition. As a result, we reduced headcount in the general and administrative area of our Ohio headquarters. Through these restructuring efforts, we eliminated seven positions resulting in a severance-related charge of $0.7 million in 2005. All of the affected employees had left their positions by June 30, 2005 and the remaining personnel-related costs were paid by the end of 2006.
In addition, we realized approximately $18.3 million of pretax savings in 2005 relating to the 2004 restructuring programs.
The charges for these cost reduction initiatives and impairments are reported as a separate line item in the consolidated income statements, entitled “Restructuring and impairment charges” and are included in the “Total cost and expenses” subtotal on the consolidated statements of income.
ANALYSIS OF OTHER ITEMS AND NET INCOME

					Excluding the Impact of
					Acquisitions
(In Millions of Dollars)	2005	2004	$ Change	% Change	$ Change	% Change
Other income - net	$ 1.8	$ 5.6	$ (3.8)	*	$ (4.5)	*
Interest expense - net	97.0	72.3	24.7	*	(8.8)	*
Income from continuing operations before income taxes	240.2	134.5	105.7	79%	86.8	65%
Provision for income taxes	80.8	49.0	31.8	65%	28.0	57%
Income from continuing operations	159.4	85.5	73.9	86%	58.8	69%
Discontinued operations - net of tax	27.8	6.3	21.5	*	8.7	*
Net income	$ 187.2	$ 91.8	$ 95.4	104%	$ 67.5	74%

*        Calculation not meaningful
The change in other income - net in 2005 predominantly was due to the non-recurring 2004 gain of $6.4 million on a currency forward contract to purchase pound sterling related to the acquisition of the hyperdispersants business. We secured the forward contract in December 2003 and completed the acquisition at the end of January 2004.
The increase in interest expense - net in 2005, compared with 2004, primarily was due to the Noveon International pretax acquisition-related financing costs of $82.0 million, or $0.77 per diluted share, in 2005 compared to $56.7 million, or $0.66 per diluted share, in 2004. These costs were comprised of the interest incurred relating to the permanent financing as well as interest on the bridge loan and assumed Noveon International debt not repaid at the time of the acquisition of $42.6 million, amortization of bridge loan fees of $11.2 million and termination of an interest rate swap of $2.9 million. We obtained permanent financing for the Noveon International acquisition in the third quarter of 2004.

We had an effective tax rate of 33.6% in 2005 as compared with 36.4% in 2004. Items driving the decrease in tax rate included reduced tax costs associated with actual and planned foreign dividends, the more favorable impact of foreign tax rate differences and higher U.S. tax benefits on exports. These factors partially were offset by increased state income taxes and lower non-taxable currency gains as compared to 2004.
As of December 31, 2005, we had U.S. net operating loss carryforwards (NOLs) of $178.4 million. These NOLs are a combination of NOLs acquired from Noveon International, as well as those generated in 2004 primarily as a result of transaction-related costs.
Primarily as a result of the above factors, our income from continuing operations per diluted share was $2.32 in 2005 compared to $1.53 in 2004. Income from discontinued operations per diluted share was $0.40 in 2005 compared to $0.11 in 2004. Income from discontinued operations in 2005 included $0.28 per diluted share of operating income from the FIIS and A&I businesses, $0.10 per diluted share related to LPS and ECS, of which $0.04 was attributable to the gain on sale, and $0.02 per diluted share in operating income related to the Telene resins business. Restructuring and impairment charges recorded in 2005 reduced earnings by $0.15 per diluted share. Earnings in 2004 included a one-time write-off for IPR&D projects from the Noveon International acquisition of $0.38 per diluted share, a purchase adjustment associated with the increased valuation of Noveon International-acquired inventory of $0.11 per diluted share, restructuring charges of $0.46 per diluted share, acquisition-related financing costs of $0.66 per diluted share and a gain on a foreign currency forward contract of $0.07 per diluted share.
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
The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	2006	2005	2004
Revenues:
Lubrizol Additives	64%	63%	70%
Lubrizol Advanced Materials	36%	37%	30%

Segment Operating Income:
Lubrizol Additives	64%	64%	75%
Lubrizol Advanced Materials	36%	36%	25%

OPERATING RESULTS BY SEGMENT

						2005 vs. 2004
						Excluding the Impact of
				2006 vs. 2005		Acquisitions
(In Millions of Dollars)	2006	2005	2004	$ Change	% Change	$ Change	% Change
Revenues:
Lubrizol Additives	$ 2,600.5	$ 2,280.0	$ 1,998.6	$ 320.5	14%	$ 281.4	14%
Lubrizol Advanced Materials	1,440.3	1,342.2	865.8	98.1	7%	51.1	6%

Total	$ 4,040.8	$ 3,622.2	$ 2,864.4	$ 418.6	12%	$ 332.5	12%

Gross Profit:
Lubrizol Additives	$ 578.0	$ 527.7	$ 505.5	$ 50.3	10%	$ 23.0	5%
Lubrizol Advanced Materials	413.2	391.0	250.4	22.2	6%	6.2	2%

Total	$ 991.2	$ 918.7	$ 755.9	$ 72.5	8%	$ 29.2	4%

Operating Income:
Lubrizol Additives	$ 303.0	$ 263.3	$ 238.2	$ 39.7	15%	$ 25.9	11%
Lubrizol Advanced Materials	167.6	150.9	78.6	16.7	11%	18.1	23%

Total	$ 470.6	$ 414.2	$ 316.8	$ 56.4	14%	$ 44.0	14%

LUBRIZOL ADDITIVES SEGMENT
2006 COMPARED WITH 2005 Revenues increased 14% in 2006 when compared to 2005. The increase primarily was due to improvement in the combination of price and product mix, while a slight increase in volume was offset by a slight unfavorable impact of currency.
Volume patterns vary in different geographic zones. The following table shows our volume by geographic zone in 2006 as well as the changes compared with 2005:

	2006
	Volume	% Change
North America	38%	1%
Europe	30%	(3%)
Asia-Pacific / Middle East	26%	2%
Latin America	6%	6%

Total	100%	–

Volume increased slightly in 2006 compared to 2005; however, excluding the impact of nonrecurring, temporary business gains in 2005, volume increased 2% in 2006 compared to 2005.
The decrease in volume in Europe was due in part to a change in a customer sourcing from Europe to North America. The volume growth in the Asia-Pacific / Middle East region primarily resulted from growth in China, which represents our third largest country in terms of volume sold despite the fact that a majority of the 2005 temporary business gains occurred in this region. The volume growth in Latin America primarily was driven by stronger demand by our major international customers.
Segment gross profit increased 10% in 2006 compared to 2005 as we continued to recover from margin erosion that occurred in 2005 and prior years. The Lubrizol Additives segment implemented a series of price increases in 2006 and 2005 in response to continued raw material and utility cost increases. The effective dates of the selling price increases varied by geographic zone. The gross profit increase primarily was due to an improvement in the combination of price and product mix partially offset by a 19% increase in average material cost in 2006 as compared to 2005. Manufacturing costs on a per-unit-sold basis increased 3% in 2006 compared to 2005. The increase was due in part to higher utility costs as well as higher operating supplies and outside services partially offset by lower depreciation expense, employee benefits and a reclassification of certain expenses from manufacturing to STAR due to a change in organization structure in our European operations. In addition, manufacturing costs were impacted favorably by approximately $5.2 million in

2006 as we curtailed production activity at our Bromborough, U.K. plant in accordance with our previously announced timetable to close this facility.
The gross profit percentage declined to 22.3% in 2006 compared with 23.2% in 2005. The decline in gross profit percentage primarily was due to continuing raw material cost increases throughout most of 2006 outpacing the timing of price increases.
STAR expenses increased 7% in 2006 compared to 2005. This increase primarily was due to an increase in selling and administrative expenses of $14.8 million. The higher selling and administrative costs primarily resulted from the impact of reclassifying to STAR certain expenses that previously were classified as manufacturing resulting from a change in organization structure in our European operations, increases in base and variable compensation and a change in the timing of annual salary increases. The balance of the change in STAR expenses was due to an increase in technical expenses of $3.5 million primarily associated with technical programs within our driveline and industrial oils additives packages.
Other income was impacted favorably by $11.7 million primarily due to legal settlements of insurance and commercial matters as well as the gain on sale of certain properties.
Segment operating income (revenues less expenses attributable to the product lines aggregated within each segment) increased 15% in 2006 compared to the prior year due to the factors discussed above.
2005 COMPARED WITH 2004 Segment revenues increased 14% in 2005 compared to 2004, due to a 12% improvement from the combination of price and product mix, and a 1% increase in both volume and currency.
Volume patterns vary in different geographic zones. The following table shows our volume by geographic zone in 2005 as well as the changes compared with 2004:

	2005
	Volume	% Change
North America	38%	(5%)
Europe	31%	3%
Asia-Pacific / Middle East	25%	9%
Latin America	6%	2%

Total	100%	1%

Total volume increased 1% in 2005 compared to 2004. Our results reflect some spot business or temporary business gains during 2005. This increase partially was offset by the final piece of lost business of a major international customer in the second half of 2004 and the impact on volumes of the higher concentration associated with the new passenger car technical standard GF-4 as compared to GF-3. Excluding these three specific factors, volume increased 3% globally and 1% in North America compared to 2004.
Higher volume in Europe in 2005 compared with 2004 primarily was due to increases in our engine additives product line due to improved product mix and market share gains. The Asia-Pacific / Middle East region benefited from overall expanded growth in that market, particularly China, as well as spot business gains. Excluding the spot business gains, volumes increased 5% in Asia-Pacific / Middle East.
The Lubrizol Additives segment implemented a series of price increases in 2005 in response to continued raw material cost increases as well as higher prices for natural gas and electricity used in our plants. The effective dates of the price increases varied by geographic zone.
Segment gross profit increased $23.0 million, or 5%, in 2005 compared to 2004. The increase primarily was due to the cumulative impact of the selling price increases as well as an increase in volume, largely offset by higher average raw material cost and to a lesser extent, higher utility costs. In 2005, average unit raw material cost increased 22% compared to 2004. Manufacturing expenses increased 3% in 2005; however, on a per-unit-sold basis, manufacturing expenses increased only 2% as compared to the prior year. The increase in manufacturing expenses was driven by higher utilities and maintenance costs in 2005 partially offset by lower employee benefit expense and lower environmental accruals.

Gross profit as a percentage of net sales for the segment was 23.2% for 2005 compared with 25.3% in 2004. The decline primarily was due to the time lag between the effective date of selling price increases in the wake of continuing raw material cost increases and raw material costs rising proportionally faster than selling prices.
STAR expenses decreased 1% in 2005 compared to 2004, primarily due to lower technical expenses of $3.1 million. The decrease in technical expenses primarily was due to lower outside technical expenses impacted by delays in the industry specifications for new lubricant additive programs.
Segment operating income increased 11% in 2005 compared with 2004 due to the factors discussed above.
LUBRIZOL ADVANCED MATERIALS SEGMENT
2006 COMPARED WITH 2005 Revenues for the Lubrizol Advanced Materials segment increased 7% in 2006 compared with 2005. The increase was due to a 6% increase in volume and a 1% improvement in the combination of price and product mix. The improvement in the combination of price and product mix primarily occurred in our Noveon consumer specialties product line.
Volume patterns vary in different geographic zones. The following table shows our volume by geographic zone in 2006 as well as the changes compared with 2005:

	2006
	Volume	% Change
North America	65%	1%
Europe	18%	4%
Asia-Pacific / Middle East	13%	28%
Latin America	4%	32%

Total	100%	6%

Our engineered polymers and Noveon consumer specialties product lines both had increases in volume in North America in 2006 compared to 2005. The increase in our engineered polymers product line was due to increased customer demand in both our Estane® thermoplastic polyurethane business (Estane) and our TempRite® engineered polymers business (TempRite). TempRite benefited from continued conversions from metals to plastics. The increase in the Noveon consumer specialties product line primarily was due to increased customer demand in our personal care and home care business and tolling sales to the buyer of our FIIS business. Our performance coatings product line had a slight decrease in volume in North America in 2006 compared to 2005, which we believe primarily was due to the continued migration of the textile industry from North America to China.
Our engineered polymers and performance coatings product lines had increases in Europe in 2006 compared to 2005. The increase in our performance coatings product line primarily was due to customer demand and market share gains in the textiles market and customer demand in the paints and coatings market. The increase in our engineered polymers product line was due to market-share gains in our Estane business and business gains in our TempRite business resulting from continued conversions from metals to plastics. Our Noveon consumer specialties product line had a decrease in volume in Europe in 2006 compared to 2005 primarily attributable to our AMPS® specialty monomers business. The increase in Asia-Pacific / Middle East volume for 2006 primarily was due to higher customer demand and market-share gains in both our Estane business and performance coatings product line, predominately in the textiles market, and higher customer demand in our Noveon consumer specialties product line. We also experienced higher customer demand in the TempRite business, particularly in the Middle East and India.
Segment gross profit increased $22.2 million, or 6%, in 2006 compared to 2005. The increase in segment gross profit in 2006 primarily was the result of higher revenues due to the increase in volume and improvement in the combination of price and product mix partially offset by higher average raw material cost and manufacturing costs. Average raw material cost increased 4% in 2006 compared to 2005. Manufacturing costs primarily were higher due to increased utility costs, the impact of reclassifying certain expenses from STAR to manufacturing as a result of a change in organizational structure in our European operations and higher volume.
The gross profit percentage for this segment was 28.7% in 2006 compared to 29.1% in 2005. The decrease in gross profit percentage in 2006 was due to higher average raw material cost partially offset by an improvement in the combination of price and product mix.

STAR expenses increased $9.0 million, or 4%, in 2006 compared to 2005. The increase in STAR was due to higher salaries and incentive compensation and increased hiring to support growth initiatives partially offset by the impact of reclassifying certain expenses from STAR to manufacturing as a result of a change in organizational structure in our European operations and reductions in bad debt expense.
Segment operating income increased $16.7 million in 2006 compared to 2005. The increase in segment operating income primarily was due to the increase in segment gross profit as described above, partially offset by the increase in STAR expenses.
2005 COMPARED WITH 2004 In 2005, revenues for the Lubrizol Advanced Materials segment increased 55% compared with 2004 primarily due to the 2004 acquisitions of Noveon International and the hyperdispersants business. Excluding the impact of acquisitions, segment revenues increased 6% in 2005 compared with 2004 due to a 10% improvement in the combination of price and product mix partially offset by a 4% decrease in volume. The improvements in price and product mix occurred relatively evenly across all three of our product lines as we had implemented price increases to offset rising raw material costs.
Volume patterns vary in different geographic zones. The following table shows our volume by geographic zone in 2005 as well as the changes compared with 2004:

			Excluding the Impact
	2005		of Acquisitions
	Volume	% Change	% Change
North America	68%	28%	(7%)
Europe	19%	40%	2%
Asia-Pacific / Middle East	10%	44%	(3%)
Latin America	3%	32%	–

Total	100%	31%	(4%)

Excluding the impact of acquisitions, all three product lines showed volume decreases in North America. These decreases primarily were due to our exiting certain low-margin business, deterioration in the textiles market and some market-share loss as a result of competitive activity in response to our price increases. The volume increase in Europe primarily was in our Noveon consumer specialties product line and was due to increased sales in our AMPS specialty monomers business.
Segment gross profit increased $140.5 million, or 56% (increased $6.2 million, or 2%, excluding the impact of acquisitions), in 2005 compared with 2004. Excluding the impact of acquisitions, the increase in segment gross profit in 2005 resulted from higher revenues due to an improvement in the combination of price and product mix partially offset by lower volume and higher raw material costs and utility expenses. Average raw material cost increased 12% in 2005 compared with 2004. Raw material cost for 2004 included the impact of $7.5 million of inventory step-up amortization from acquisition accounting. Excluding the impact of the step-up in 2004, average raw material cost increased 13% in 2005 compared with 2004. Manufacturing expenses increased 9% in 2005 compared with 2004 primarily due to higher spending related to utilities. Average unit manufacturing expense increased 14% due to the combination of lower volumes and higher utility and operating expenses.
Gross profit as a percentage of net sales was 29.1% (28.0% excluding the impact of acquisitions) in 2005 compared with 29.0% in 2004. Excluding the impact of the inventory step-up amortization, the gross profit percentage for 2004 was 29.8%. The decrease in gross profit percentage in 2005 was due to higher average raw material cost and higher manufacturing costs partially offset by an improvement in the combination of price and product mix.
STAR expenses increased $62.9 million, or 40%, in 2005 (decreased $11.4 million, or 7%, excluding the impact of acquisitions) compared with 2004. Excluding the impact of acquisitions, the decrease in STAR expenses primarily was due to reduced corporate administrative and technical services provided to the segment, the consolidation of some segment administrative functions into corporate functions and savings from a restructuring in our performance coatings product line.

Segment operating income increased $72.3 million in 2005 (increased $18.1 million, excluding the impact of acquisitions) compared with segment operating income of $78.6 million in 2004. Excluding the impact of acquisitions, the increase in segment operating income primarily was due to the increase in segment gross profit and lower STAR expenses.
RETURN ON AVERAGE SHAREHOLDERS’ EQUITY
Return on average shareholders’ equity was 6.4% in 2006, 12.2% in 2005 and 7.5% in 2004. The return on average shareholders’ equity is calculated as current year net income divided by the rolling 12-month average of shareholders’ equity for the current and prior years. The earnings (loss) impact of discontinued operations, restructuring and impairment charges and the write-off of acquired IPR&D in 2004 lowered the return on average shareholders’ equity by approximately 5.8%, 1.0% and 3.8% in 2006, 2005 and 2004, respectively.
WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
SELECTED MEASURES OF LIQUIDITY AND CAPITAL RESOURCES The following table summarizes our financial performance indicators of liquidity:

		2006	2005
Cash and short-term investments (in millions of dollars)		$575.7	$262.4
Working capital (in millions of dollars)		$1,201.9	$906.6
Current ratio		2.9	2.4
Debt as a % of capitalization		47.8%	51.8%
Net debt as a % of capitalization		36.5%	47.5%

SUMMARY OF CASH FLOWS The following table summarizes the major components of cash flows:

(In Millions of Dollars)	2006	2005	2004
Cash provided by (used for):
Operating activities	$334.8	$362.2	$331.6
Investing activities	151.4	(106.8)	(1,088.8)
Financing activities	(183.9)	(312.8)	808.5
Effect of exchange-rate changes on cash	11.0	(16.1)	25.9

Net increase (decrease) in cash and short-term investments	$313.3	$(73.5)	$77.2

OPERATING ACTIVITIES
The decrease in cash provided by operating activities in 2006 compared with 2005 primarily relates to a decrease in payables and accrued expenses, including the payment of accounts payable of approximately $27.0 million that were retained at the closing of the FIIS divestiture and unfavorable timing of accounts payable disbursements in 2006 compared to 2005. In addition, we experienced higher inventory levels due to increased raw material costs, as well as an increase in finished goods inventory caused by lower year-end shipment volumes.
We manage our levels of inventories and accounts receivable on the basis of average days sales in inventory and average days sales in receivables. We establish our target for accounts receivable by taking into consideration the weighted average of our various terms of trade for each segment. We establish our target for days sales in inventory with the goal of minimizing our investment in inventories while at the same time ensuring adequate supply for our customers. Despite the increase in working capital due to higher average selling price and higher inventory costs, we improved our days outstanding in accounts receivable and days in inventory.
INVESTING ACTIVITIES
Our capital expenditures in 2006 were $130.9 million, as compared with $136.7 million and $133.2 million in 2005 and 2004, respectively. Capital expenditures for the Lubrizol Additives segment primarily are made to maintain existing manufacturing capacity. Approximately 30% of the capital expenditures in the Lubrizol Advanced Materials segment related to increasing capacity. In 2007, we estimate annual capital expenditures will be approximately $175.0 million to $180.0 million. The higher level of estimated capital expenditures in 2007 is driven by our plans to build production capacity for our Lubrizol Advanced Materials product lines in China, North America and Europe to meet growing demand, as well as to bring both segments onto a common information systems platform.
The sales of FIIS and A&I were completed on May 1, 2006 and May 23, 2006, respectively. In consideration for these divested businesses, we received net cash proceeds of approximately $254.8 million and $10.4 million, respectively. The FIIS sale resulted in a taxable gain, which was offset by our remaining net operating loss carryforwards. The sale of Telene was completed in February 2006 for net cash proceeds of $6.2 million.
FINANCING ACTIVITIES
Cash used for financing activities of $183.9 million in 2006 primarily consisted of repayments of long-term debt and the payment of dividends, partially offset by proceeds from the exercise of stock options. This compares to $312.8 million used for financing activities in 2005, which primarily consisted of net repayments of long-term debt of $280.4 million and the payment of dividends, partially offset by borrowings under our euro revolving credit facility and proceeds from the exercise of stock options.
Other than the €85.0 million outstanding under our euro revolving credit facility, we have no other debt that is prepayable without incurring a penalty.
CAPITALIZATION AND CREDIT FACILITIES
At December 31, 2006, our total debt outstanding of $1,541.7 million consisted of 67% fixed-rate debt and 33% variable-rate debt, including $400.0 million of fixed-rate debt that effectively has been swapped to a variable rate. Our weighted-average interest rate as of December 31, 2006 was approximately 5.8%.
Our net debt to capitalization ratio at December 31, 2006 was 36.5%. Net debt represents total short-term and long-term debt, excluding original issue discounts and unrealized gains and losses on derivative instruments designated as fair-value hedges of fixed-rate debt, reduced by cash and short-term investments. Capitalization is calculated as shareholders’ equity plus net debt. Total debt as a percent of capitalization was 47.8% at December 31, 2006.
Our ratio of current assets to current liabilities was 2.9 and 2.4 at December 31, 2006 and 2005, respectively.
On September 20, 2006, we amended our five-year unsecured committed U.S. bank credit agreement to reduce the revolving credit facility from $500.0 million to $350.0 million and extend the maturity date to September 2011. In addition, as of September 20, 2006, our direct and indirect domestic subsidiaries were released as guarantors under the credit agreement, and we no longer are subject to any investment or acquisition restrictions. This credit facility allows us to borrow at variable rates based upon the U.S. prime rate or LIBOR plus a specified credit spread. As of December 31, 2006, we had no outstanding borrowings under this agreement.
In addition, at December 31, 2006, two of our wholly owned foreign subsidiaries had a €250.0 million revolving credit facility that matures in September 2010. This credit agreement permits these foreign subsidiaries to borrow at variable rates based on EURIBOR plus a specified credit spread. We have guaranteed all obligations of the borrowers under the credit agreement. On September 20, 2006, we amended this credit agreement such that we no longer are subject to any investment or acquisition restrictions. No other terms or conditions of the agreement were modified. As of December 31, 2006, we had outstanding borrowings of €85.0 million under this agreement.
The cash and short-term investments balance of $575.7 million at December 31, 2006 will be used to fund ongoing operations, pay down debt, pursue acquisition opportunities and buy back shares sufficient to offset future dilution from our stock-based incentive compensation plans. Given the call premium on our long-term debt, it is unlikely that we will reduce debt significantly before our next scheduled maturity in late 2008. Therefore, it is possible that we will carry excess cash until our next scheduled maturity.

CONTRACTUAL CASH OBLIGATIONS
The following table shows our contractual cash obligations under debt agreements, leases, non-cancelable purchase commitments and other long-term liabilities at December 31, 2006:

	Payments Due by Period
(In Millions of Dollars)	Total	2007	2008 - 2009	2010 - 2011	2012 and After
Total debt (1)	$ 1,549.1	$ 3.7	$ 582.6	$ 112.7	$ 850.1
Interest (2)	954.6	80.9	150.1	103.0	620.6
Operating leases	62.3	17.1	23.0	13.6	8.6
Non-cancelable purchase commitments (3)	178.0	77.9	86.6	9.2	4.3
Other long-term liabilities (4)(5)	90.8	66.1	8.6	0.6	15.5

Total contractual cash obligations	$ 2,834.8	$ 245.7	$ 850.9	$ 239.1	$ 1,499.1

(1)	Total debt includes both the current and long-term portions of debt as reported in Note 7 to the consolidated financial statements, excluding original issue discounts and unrealized gains on derivative instruments designated as fair-value hedges of fixed-rate debt.

(2)	Represents estimated contractual interest payments for fixed-rate debt only. We are not able to estimate reasonably the cash payments for interest associated with variable-rate debt due to the significant estimation required relating to both market interest rates as well as projected principal payments.

(3)	Non-cancelable purchase commitments primarily include raw materials purchased under take-or-pay contracts, drumming, warehousing and service contracts, utility purchase agreements, terminal agreements and toll processing arrangements.

(4)	Other long-term liabilities disclosed in the table represent long-term liabilities reported in our consolidated balance sheet at December 31, 2006 under “noncurrent liabilities,” excluding pension, postretirement, postemployment, environmental and other non-contractual liabilities.

(5)	We are required to make minimum contributions to our U.S. defined benefit pension plans pursuant to the minimum funding requirements of the Internal Revenue Code of 1986, as amended, and the Employee Retirement Income Security Act of 1974, as amended. Funding requirements for plans outside the United States are subject to applicable local regulations. In 2007, we expect to make employer contributions of approximately $59.5 million to the qualified plans to satisfy these minimum statutory funding requirements. In 2007, we expect to make payments of approximately $1.8 million relating to our unfunded pension plans. The expected payments associated with the unfunded plans represent an actuarial estimate of future assumed payments based upon retirement and payment patterns. Actual amounts paid could differ from this estimate. In addition, non-pension postretirement benefit payments are expected to approximate $4.8 million in 2007. We have included these expected contributions of $66.1 million in the above table. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to our defined benefit pension and other plans, such as interest rate levels, the amount and timing of asset returns and future restructurings, if any, we are not able to reasonably estimate our contributions beyond 2007.
In addition, at December 31, 2006, we had $45.7 million of contingent obligations under standby letters of credit issued in the ordinary course of business to financial institutions, customers and insurance companies to secure short-term support for a variety of commercial transactions, insurance and benefit programs.
We had $1,541.7 million of debt outstanding at December 31, 2006 compared to $1,670.8 million outstanding at December 31, 2005. Our total debt as a percent of capitalization has decreased from 51.8% at December 31, 2005 to 47.8% at December 31, 2006. We believe our future operating cash flows will be sufficient to cover our debt repayments, other contractual obligations, capital expenditures and dividends. In addition, we have untapped borrowing capacity that can provide us with additional financial resources. We currently have a shelf registration statement filed with the Securities and Exchange Commission (SEC) under which $359.8 million of debt securities, preferred shares or common shares may be issued. In addition, as of December 31, 2006, we maintained cash and short-term investment balances of $575.7 million and had $304.3 million available under our U.S. revolving credit facility and €165.0 million available under our euro revolving credit facility.

GUARANTEES
On May 1, 2006, we sold the FIIS business to SPM Group Holdings, LLC, now known as Emerald Performance Materials, LLC (Emerald). As a result of the sale, Emerald became responsible for a supplier contract with SK Corporation (SK). We have provided a guarantee to SK for the timely performance of Emerald’s payment obligations. SK may make a demand for payment of outstanding obligations under this guarantee, which extends to January 31, 2008, provided they are unable to collect payment from Emerald using commercially reasonable efforts. The guarantee is revocable by us upon 60 days’ prior written notice. Because of the existing revocation clause, we estimate that the maximum liability under the guarantee would be approximately $15.2 million. However, we believe that it is highly unlikely that an event would occur requiring us to pay any monies pursuant to the guarantee. Accordingly, no liability has been reflected in our consolidated balance sheet at December 31, 2006.
INDEMNIFICATIONS
In connection with the sale of the FIIS business, we have provided indemnifications to Emerald with respect to the business sold. These indemnifications have been associated with the price and quantity of raw material purchases, permit costs, costs incurred due to the inability to obtain permits and environmental matters. We believe that losses incurred in any of these matters would not have a material effect on our business, financial condition or results of operations. For those indemnification agreements where a payment by us is probable and estimable, a liability has been recorded as of December 31, 2006.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates at a specific point in time that affect the amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, we have utilized available information including our past history, industry standards and the current economic environment, among other factors, in forming our estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating our estimates inherent in these financial statements may not materialize. Application of the critical accounting policies described below involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to similar businesses.
ACCOUNTING FOR RESERVES AND CONTINGENCIES
Our accounting policies for reserves and contingencies cover a wide variety of business activities, including reserves for potentially uncollectible receivables, slow-moving or obsolete inventory, legal and environmental exposures and tax exposures. We accrue these reserves when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be reasonably estimated. We review these estimates quarterly based on currently available information. Actual results may differ from our estimates and our estimates may be revised upward or downward, depending upon the outcome or changed expectations based on the facts surrounding each exposure. We discuss annually with the audit committee of our board of directors our reserves and contingencies, as well as our policies and processes for evaluating them.
ACCOUNTING FOR SALES DISCOUNTS AND REBATES
Sales discounts and rebates are offered to certain customers to promote customer loyalty and to encourage greater product sales. These rebate programs provide that upon the attainment of pre-established volumes or the attainment of revenue milestones for a specified period, the customer receives credits against purchases. We estimate the provision for rebates based upon the specific terms in each agreement at the time of shipment and an estimate of the customer’s achievement of the respective revenue milestones. Customer claims, returns and allowances and discounts are accrued based upon our history of claims and sales returns and allowances. The estimated provisions significantly could be affected if future occurrences and claims differ from these assumptions and historical trends.
DETERMINATION OF NET PERIODIC PENSION COST
Each year we review with our actuaries the actuarial assumptions used in the determination of net periodic pension cost, as prescribed by SFAS No. 87, “Employers Accounting for Pensions.” The determination of net periodic pension cost is based upon a number of actuarial assumptions. The two most critical assumptions are the expected return on plan assets and the discount rate for determining the funded status. Other assumptions include the rate of compensation increase and demographic factors such as retirement age, mortality and turnover. We review the critical assumptions for our U.S. pension plans with the audit committee of our board of directors. Our net periodic pension cost for all pension plans was $52.9 million in 2006, $43.5 million in 2005 and $37.7 million in 2004. The net periodic pension cost included a settlement loss of $2.9 million, $0.3 million and $7.7 million in 2006, 2005 and 2004, respectively. In accordance with generally accepted accounting principles, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods.
In developing our assumption for the expected long-term rate of return on plan assets, we considered historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. In 2006, we lowered our assumption for the U.S. pension plans by 25 basis points to 8.25% (7.48% on a weighted-average basis for all plans) based on our investment mix and projected market conditions. We believe 8.25% represents a reasonable return that could be achieved over the long term using our current asset allocation. At December 31, 2006, our U.S. pension plans’ assets had an investment mix that approximated 73% in equity securities and 27% in debt securities.
A change in the rate of return of 100 basis points would have the following effects on 2007 net periodic pension cost:

	100 Basis Point
(In Millions of Dollars)	Increase	Decrease
U.S. pension plans	$(2.7)	$2.7
International pension plans	(1.9)	1.9

All pension plans	$(4.6)	$4.6

The selection of a discount rate for pension plans is required to determine the value of future pension obligations and represents our best estimate of our cost in the marketplace to settle all pension obligations through annuity purchases. We determined the discount rate based upon current market indicators, including yields from dedicated bond portfolios that provide for a general matching of bond maturities with the projected benefit cash flows from our plans. The dedicated bond portfolios consist of non-callable corporate bonds that are at least AA- quality. The 2006 year-end discount rate assumption for our U.S. pension plans was set at 6.25%, which is an increase from 5.75% used in 2005. On a worldwide basis, the 2006 weighted-average discount rate utilized increased to 5.63% from 5.25% used in 2005.
A change in the discount rate of 100 basis points would have the following effects on 2007 net periodic pension cost:

	100 Basis Point
(In Millions of Dollars)	Increase	Decrease
U.S. pension plans	$(3.0)	$7.0
International pension plans	(5.3)	3.6

All pension plans	$(8.3)	$10.6

The accumulated benefit obligation for all pension plans worldwide exceeds the value of plan assets by $83.3 million. This represents a $44.3 million improvement in funded status from the $127.6 million in the total unfunded accumulated benefit obligation reported in 2005. The accumulated benefit obligation exceeded the plan assets for the U.S. pension plans by $30.3 million and the non-U.S. plans by $53.0 million in 2006. The primary driver behind the $44.3 million decrease in the unfunded benefit obligations was a result of favorable investment returns during 2006.
Changes in pension plan assumptions are expected to decrease pension expense for most pension plans worldwide in 2007. The 2007 pension expense is expected to be approximately $42.7 million, excluding the impact of any settlement charges. The expected decrease in pension expense in 2007, excluding the impact of settlement charges, primarily is due to an increase in expected returns on assets due to the increase in fair value of plan assets at December 31, 2006, a reduction in the amortization of actuarial losses and the increase in the discount rate for all plans, offset by an increase in interest cost associated with an increase in the projected benefit obligation.

DETERMINATION OF POSTRETIREMENT BENEFIT COST
Annually, we review with our actuaries the key economic assumptions used in calculating postretirement benefit cost as prescribed by SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” Postretirement benefits include health care and life insurance plans. The determination of postretirement benefit cost is based upon a number of actuarial assumptions, including the discount rate for determining the accumulated postretirement benefit obligation, the assumed health care cost trend rates and the ultimate health care trend rate. Except for the U.S. plans, the same discount rate selected for the pension plans generally is used for calculating the postretirement benefit obligation by country. Net non-pension postretirement benefit (credit) cost was ($0.1) million in 2006, $3.4 million in 2005 and $6.8 million in 2004.
A change in the discount rate of 100 basis points would have the following effects on 2007 postretirement benefit cost:

	100 Basis Point
(In Millions of Dollars)	Increase	Decrease
U.S. postretirement plans	$(0.4)	$0.4
International postretirement plans	(0.3)	0.4

All postretirement plans	$(0.7)	$0.8

A change in the assumed health care cost trend rate of 100 basis points would have the following effects on 2007 postretirement benefit cost:

	100 Basis Point
(In Millions of Dollars)	Increase	Decrease
U.S. postretirement plans	$1.1	$(1.0)
International postretirement plans	0.7	(0.5)

All postretirement plans	$1.8	$(1.5)

ACCOUNTING FOR BUSINESS COMBINATIONS
We allocate the purchase price of business combinations to assets acquired and liabilities assumed based on their relative fair value at the date of acquisition pursuant to the provisions of SFAS No. 141, “Business Combinations.” In estimating the fair value of the tangible and intangible assets and liabilities acquired, we consider information obtained during our due diligence process and utilize various valuation methods including market prices, where available, appraisals, comparisons to transactions for similar assets and liabilities and present value of estimated future cash flows. We are required to make subjective estimates in connection with these valuations and allocations.
ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS
We review the carrying value of our long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss exists when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying amounts of the assets. Fair value generally is determined based upon a discounted cash flow analysis. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent, cash flows are available.
The determination of both undiscounted and discounted cash flows requires us to make significant estimates and considers the expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted and discounted cash flows arising from changes in anticipated actions could impact the determination of whether an impairment exists, the amount of the impairment charge recorded and whether the effects could materially impact our consolidated financial statements.

DISCONTINUED OPERATIONS
The results of a component of our business that either has been disposed of or is classified as held for sale are reported in discontinued operations in accordance with the requirements of SFAS No. 144. We classify a component of our business as held for sale if it meets the following criteria as of each balance sheet date:
•	We commit to a plan to sell the disposal group.

•	The disposal group is available for immediate sale in its present condition, subject only to the terms that are usual and customary for sales of such disposal groups.

•	An active program to locate a buyer and other actions required to complete the plan to sell have been initiated.

•	The sale of the disposal group is probable and the transfer is expected to qualify for recognition as a completed sale within one year.

•	The disposal group is being marketed actively for sale at a price that is reasonable in relation to its current fair value.

•	Actions necessary to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
The results of operations of all entities that have been disposed of or are classified as held for sale have been classified in the (loss) income from discontinued operations - net of tax line item in the consolidated statements of income for all periods presented. The 2006, 2005 and 2004 cash flow statements are presented on a consolidated basis, including both continuing operations and discontinued operations.
ACCOUNTING FOR IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of an operating segment below its carrying amount. We have elected October 1 as the annual evaluation date to test for potential goodwill impairment. The annual goodwill impairment test requires us to make a number of assumptions and estimates concerning future levels of earnings and cash flow, which are based upon our strategic plans. The combination of a discounted cash flow analysis and terminal value model is used to determine the fair value of each reporting unit. While we use available information to prepare estimates and to perform the impairment evaluation, actual results could differ significantly resulting in future impairment and losses related to recorded goodwill balances. No impairment of goodwill was identified in the annual impairment test completed in 2006. (See Note 6 to the consolidated financial statements.)
Intangible assets resulting from business acquisitions, including customer lists, purchased technology, trademarks, patents, land-use rights and non-compete agreements, are amortized on a straight-line method over periods ranging from 3 to 40 years. Under SFAS No. 142, intangible assets determined to have indefinite lives are not amortized, but are tested for impairment at least annually. We have elected October 1 as the annual evaluation date to test for potential impairment of indefinite lived intangible assets. The combination of a discounted cash flow analysis and terminal value model is used to determine whether the fair value of an intangible asset exceeds its carrying amount. As part of the annual impairment test, the non-amortized intangible assets are reviewed to determine if the indefinite status remains appropriate.
We completed a corporate identity review in the fourth quarter of 2006 and made a final determination in January 2007 that the trade name “Noveon” no longer would be used to describe the specialty chemicals business segment of our company and that its use would be discontinued except in connection with the consumer specialties product line. As a result, an impairment charge for the Noveon trade name was recognized in accordance with SFAS No. 142. We calculated a pretax charge of $41.2 million ($25.4 million after-tax) to reduce the related asset to its estimated fair value. This charge was reflected in the fourth quarter of 2006 as we believed at that time we would more likely than not discontinue the use of the Noveon trade name, except in the limited context of the consumer specialties product line.
ASSET-RETIREMENT OBLIGATIONS
We account for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” and Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 47, “Accounting for Conditional Asset-Retirement Obligations - an interpretation of FASB Statement No. 143.” FIN No. 47 requires the recognition of a liability for the fair value of a legal obligation to perform asset-retirement obligations (AROs)

that are conditional on a future event if the amount can be reasonably estimated. We have identified AROs related to certain of our leased facilities and to asbestos remediation activities that may be required at other company-owned facilities in the future. We record liabilities for AROs at the time that they are identified and when they can be reasonably estimated. Due to the long-term, productive nature of some of our manufacturing operations, absent plans or expectation of plans to initiate asset retirement activities, we are unable to reasonably estimate the fair value of such asbestos remediation liabilities since the potential settlement dates cannot be determined at this time.
NEW ACCOUNTING STANDARDS
SFAS No. 158
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a plan’s funded status in comprehensive income in the year in which the changes occur. SFAS No. 158’s requirement to recognize a plan’s funded status and new disclosure requirements are effective for us as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of our fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Currently, we measure plan assets and benefit obligations as of the date of our fiscal year-end. We adopted the required provisions of SFAS No. 158 on December 31, 2006.
The incremental effects of adopting SFAS No. 158 on our consolidated balance sheet at December 31, 2006 were as follows:

	Balance Before		Balance After
	Applying	SFAS No. 158	Applying
	SFAS No. 158	Adjustments	SFAS No. 158
Current assets:
Other current assets	$104.9	$(6.9)	$98.0
Noncurrent assets:
Other assets	$65.5	$1.2	$66.7
Intangible assets - net	$329.2	$(6.4)	$322.8

Total assets	$4,403.0	$(12.1)	$4,390.9

Current liabilities:
Accrued expenses and other current liabilities	$287.2	$3.0	$290.2
Noncurrent liabilities:
Pension obligations	$149.1	$88.8	$237.9
Other postretirement health care obligations	$104.7	$(11.2)	$93.5
Deferred income taxes	$110.3	$(29.9)	$80.4

Total liabilities	$2,605.8	$50.7	$2,656.5

Accumulated other comprehensive income (loss)	$2.0	$(62.8)	$(60.8)

Total shareholders’ equity	$1,745.9	$(62.8)	$1,683.1
SFAS No. 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosure about fair value measurements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but simplifies and codifies related guidance within U.S. GAAP. SFAS No. 157 establishes a fair value hierarchy using observable market data as the highest level and an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. SFAS No. 157 requires adoption prospectively as of the beginning of the fiscal year in which this statement is initially applied, with the exception of certain financial instruments in which adoption is applied retrospectively as of the beginning of the fiscal year in which this statement is initially applied. We currently are evaluating the impact of this recently issued standard on our consolidated financial statements.
SAB No. 108
In September 2006, the SEC released Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  This bulletin provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current-year misstatement.  SAB No. 108 requires registrants to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior-year errors that previously had been considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, a cumulative-effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB No. 108 is effective for us for the fiscal year ending December 31, 2006. Our adoption of this standard did not have an impact on our consolidated financial statements.
FIN No. 48
In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” that prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, a contingent tax asset only will be recognized if it is more likely than not that a tax position ultimately will be sustained. After this threshold is met, a tax position is reported at the largest amount of benefit that is more likely than not to be realized. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. FIN No. 48 requires the cumulative effect of applying the provisions to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. We currently are evaluating the impact of this recently issued Interpretation on our consolidated financial statements.
SFAS No. 154
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This standard establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Board (APB) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. This statement is effective for accounting changes and corrections of errors beginning January 1, 2006. Our adoption of this standard did not have a material impact on our consolidated financial statements.
SFAS No. 123R
In December 2004, the FASB issued SFAS No. 123R. This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are remeasured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award. This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and applies to all awards granted, modified, repurchased or cancelled after July 1, 2005. In April 2005, the SEC amended the compliance date of SFAS No. 123R through an amendment of Regulation S-X. We adopted SFAS No. 123R on January 1, 2006. The adoption of SFAS No. 123R incrementally increased before-tax compensation expense by approximately $2.4 million during 2006.
SFAS No. 151
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of “normal capacity” and requires the allocation of fixed-production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard was effective for inventory costs incurred beginning January 1, 2006. The adoption of this standard did not have a material impact on our consolidated financial statements.
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
We believe that the following factors, among others, could affect our future performance and cause our actual results to differ materially from those expressed or implied by forward-looking statements made in this annual report:
•	The cost, availability and quality of raw materials, especially petroleum-based products.
•	Our ability to sustain profitability of our products in a competitive environment.
•	The demand for our products as influenced by factors such as the global economic environment, longer-term technology developments and the success of our commercial development programs.
•	The risks of conducting business in foreign countries, including the effects of fluctuations in currency exchange rates upon our consolidated results and political, social, economic and regulatory factors.
•	The extent to which we are successful in expanding our business in new and existing markets and in identifying, understanding and managing the risks inherent in those markets.
•	The effect of required principal and interest payments on our ability to fund capital expenditures and acquisitions and to meet operating needs.
•	Our ability to identify, complete and integrate acquisitions for profitable growth and operating efficiencies.
•	Our success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer expectations.
•	Our ability to implement a new common information systems platform primarily into our Lubrizol Advanced Materials segment successfully, including the management of project costs, its timely completion and realization of its benefits.
•	Our ability to continue to reduce complexities and conversion costs and modify our cost structure to maintain and enhance our competitiveness.
•	Our success in retaining and growing the business that we have with our largest customers.
•	The cost and availability of energy, especially natural gas and electricity.
•	The effect of interest rate fluctuations on our net interest expense.
•	The risk of weather-related disruptions to our Lubrizol Additives production facilities located near the U.S. Gulf coast.
•	Significant changes in government regulations affecting environmental compliance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Our primary interest rate exposures relate to our cash and short-term investments, fixed-rate and variable-rate debt and interest rate swaps. The calculation of potential loss in fair value is based on an immediate change in the net present values of our interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flow and income before tax is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% increase in interest rates would have had a favorable impact and a hypothetical 10% decrease in interest rates would have had an unfavorable impact on fair values of $41.1 million and $42.7 million at December 31, 2006 and 2005, respectively. In addition, a hypothetical 10% increase in interest rates would have had an unfavorable impact and a hypothetical 10% decrease in interest rates would have had a favorable impact on cash flows and income before tax of $1.6 million and $1.8 million in 2006 and 2005, respectively.
Our primary currency exchange rate exposures are to foreign currency-denominated debt, intercompany debt, cash and short-term investments and forward foreign currency exchange contracts. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our currency exposures due to a 10% shift in exchange rates. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% increase in currency exchange rates would have had an unfavorable impact and a hypothetical 10% decrease in currency exchange rates would have had a favorable impact on fair values of $3.5 million at December 31, 2006. In addition, a hypothetical 10% increase in currency exchange rates would have had a favorable impact and a hypothetical 10% decrease in currency exchange rates would have had an unfavorable impact on fair values of $6.8 million at December 31, 2005. Further, a hypothetical 10% increase in currency exchange rates would have had an unfavorable impact and a hypothetical 10% decrease in currency exchange rates would have had a favorable impact on cash flows of $21.1 million and $21.4 million and on income before tax of $4.0 million and $4.4 million in 2006 and 2005, respectively.
Our primary commodity hedge exposures relate to natural gas and electric utility expenses. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our commodity exposures due to a 10% shift in the underlying commodity prices. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in commodity prices. A hypothetical 10% increase in commodity prices would have had a favorable impact and a hypothetical 10% decrease in commodity prices would have had an unfavorable impact on fair values, cash flows and income before tax of $1.3 million and $0.9 million in 2006 and 2005, respectively.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The response to this item is submitted in a separate section of this report following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
     As discussed elsewhere in this annual report on Form 10-K/A, we are restating certain of our previously issued financial statements. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 20 - Restatement of Consolidated Financial Statements” contained in the Notes to Financial Statements for more detailed information regarding the restatement.
     In connection with this restatement, under the direction of our chief executive officer and chief financial officer, we reevaluated our disclosure controls and procedures. Public Company Accounting Oversight Board Auditing Standard No. 2 (AS-2) defines a material weakness over financial reporting as a significant deficiency or a combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. AS-2 identifies certain circumstances that are to be regarded as a “significant deficiency” and as a “strong indicator” that a material weakness in internal control over financial reporting exists. The restatement of previously issued financial statements to reflect the correction of an error is such an indicator under AS-2. We identified a material weakness in our internal control over financial reporting with respect to reporting errors for five postemployment employee benefit plans, as further described below under “Management’s Annual Report on Internal Control over Financial Reporting (Restated).” Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2006.
     As a result of this material weakness, we have taken steps to remediate the internal control weakness. Specifically, we contracted a third-party benefits consultant to complete a detailed benefits review at our wholly owned subsidiary that generated the majority of the reporting errors, made inquiries and conducted reviews of other international locations and enhanced our training on the application of U.S. GAAP to postemployment employee benefit plans and other matters at our non-U.S. subsidiaries and joint ventures.
     As previously reported, there were no changes in our internal control over financial reporting during the fourth quarter of 2006 that have affected materially, or are reasonably likely to affect materially, our internal control over financial reporting.
(b) Management’s Annual Report on Internal Control over Financial Reporting (Restated)
     The management of The Lubrizol Corporation and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. The Lubrizol Corporation’s internal control system was designed to provide reasonable assurance to the company and board of directors regarding the preparation and fair presentation of published financial statements. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     In the company’s annual report on Form 10-K for the year ended December 31, 2006, filed on February 28, 2007, the company concluded that its internal control over financial reporting was effective as of December 31, 2006. Subsequently, the company identified a material weakness in its internal control over financial reporting solely with respect to accounting errors related to postemployment employee benefit plans in some foreign countries.
     This material weakness has resulted in this amendment to the annual report on Form 10-K for the year ended December 31, 2006 in order to restate the financial statements for the years ended December 31, 2006, 2005 and 2004 and to restate financial information for the years ended December 31, 2003 and 2002.
     Solely as a result of this material weakness, the company has revised its earlier assessment and now has concluded that its internal control over financial reporting was not effective as of December 31, 2006.
     The company’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and its report is set forth below.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
The Lubrizol Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Restated), that The Lubrizol Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our report dated February 28, 2007, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified material misstatements in its 2006 annual financial statements and 2006 interim financial statements which caused such financial statements to be restated. Management subsequently revised its assessment due to the identification of a material weakness, described in the following paragraph, which resulted in the financial statement restatements. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 expressed herein is different from that expressed in our initial report dated February 28, 2007.
A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s restated assessment: management did not design and maintain adequate controls over the identification and recording of postemployment benefit plans in accordance with accounting principles generally accepted in the United States of America, which resulted in a material misstatement of and subsequent restatement of the consolidated financial statements and consolidated financial statement schedule for the year ended December 31, 2006. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 (as restated) and this report does not affect our report on such restated financial statements.
In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule of the Company as of and for the year ended December 31, 2006, and our report dated February 28, 2007 (November 9, 2007 as to the effects of the restatement discussed in Note 20) expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs regarding the Company’s adoption of new accounting standards and the restatement discussed in Note 20.
/s/ Deloitte & Touche LLP

Cleveland, Ohio
February 28, 2007 (November 9, 2007 as to the effects of the material weakness described in Management’s Report on Internal Control Over Financial Reporting
(Restated))
ITEM 9B. OTHER INFORMATION
     Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information contained under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our proxy statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference. Information relative to executive officers is contained under “Executive Officers of the Registrant” in Part I of this annual report on Form 10-K/A. Information regarding the identification of a financial expert on the Audit Committee contained under the heading “Audit Committee” in our proxy statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.
     We have a code of ethics, entitled the Ethical and Legal Conduct Guidelines, that applies to our directors and all employees, including our chief executive officer, chief financial officer and controller. The Ethical and Legal Conduct Guidelines are posted at the company overview area of our website, www.lubrizol.com.
ITEM 11. EXECUTIVE COMPENSATION
     The information relating to executive compensation contained under the headings “Director Compensation,” “Executive Compensation,” “Board Committees - Organization and Compensation Committee” and “Board Committees - Compensation Committee Report” in our proxy statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.
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

			Number of Securities
			Remaining Available
	Number of Securities to	Weighted-Average	for Future Issuance under
	be Issued upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in Column (a))
Equity compensation plans approved by security holders	3,339,329	$32.72	3,030,401 (1)
Equity compensation plans not approved by security holders	(2)	N/A	(2)

Total	3,339,329	$32.72	3,030,401 (1)

(1)	The 1991 Stock Incentive Plan was terminated with respect to future grants effective November 15, 2004. The shares shown are with respect to the 2005 Stock Incentive Plan. In addition to the shares shown, effective January 1, 2003, pursuant to grants under the 1991 Stock Incentive Plan, Donald W. Bogus, Charles P. Cooley and Stephen F. Kirk each will be issued 15,000 shares if the officer remains an employee until January 1, 2008. There are no voting or dividend rights associated with these common shares unless and until they are issued.

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
Under the Senior Management Deferred Compensation Plan, each executive officer may defer all or any portion of his or her total annual pay and have these amounts credited to various cash investment accounts and/or a share unit account. The number of share units credited to the share unit account is based on the price of Lubrizol common shares on the day the share units are credited to the account and includes share units credited for quarterly dividends paid on Lubrizol common shares. Upon the distribution date, Lubrizol common shares are issued equal to the number of share units in the person’s share unit account. As of December 31, 2006, there were 67,747 share units outstanding.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed in a separate section of this annual report on Form 10-K/A:
1.	The following restated consolidated financial statements of the company are included in a separate section of this report following the signature page:
   Report of Independent Registered Public Accounting Firm.
   Consolidated Statements of Income (Restated) for the years ended December 31, 2006, 2005 and 2004.
   Consolidated Balance Sheets (Restated) at December 31, 2006 and 2005.
   Consolidated Statements of Cash Flows (Restated) for the years ended December 31, 2006, 2005 and 2004.
   Consolidated Statements of Shareholders’ Equity (Restated) for the years ended December 31, 2006, 2005 and 2004.
   Notes to Financial Statements.
2.	Schedule II - Valuation and Qualifying Accounts

SCHEDULE II - Valuation and Qualifying Accounts
For the years ended December 31, 2006, 2005 and 2004
(in millions of dollars)

		Charged	Charged
	Balance at	/(Credited)	/(Credited)		Balance at
	Beginning	To	to Other		End of
Description	of Year	Expenses	Accounts*	Deductions	Year
Year ended December 31, 2006
Allowance for uncollectible accounts	$10.1	$0.8	$(1.2)	$2.2	$7.5
Inventory reserves	$18.2	$9.1	$1.2	$12.4	$16.1
Deferred tax asset valuation allowance	$18.1	$(0.1)	$(0.2)	–	$17.8
Year ended December 31, 2005
Allowance for uncollectible accounts	$11.0	$1.9	$(0.9)	$1.9	$10.1
Inventory reserves	$19.1	$10.9	$(2.8)	$9.0	$18.2
Deferred tax asset valuation allowance	$18.8	$4.0	$(4.7)	–	$18.1
Year ended December 31, 2004
Allowance for uncollectible accounts	$4.2	$0.4	$7.7	$1.3	$11.0
Inventory reserves	$9.0	$5.4	$8.5	$3.8	$19.1
Deferred tax asset valuation allowance	$1.9	$2.4	$14.5	–	$18.8

*	Valuation and qualifying accounts of acquired and divested companies.
     All other schedules have been omitted because they are not applicable.

3. Exhibits

3.1	Amended Articles of Incorporation of The Lubrizol Corporation, as adopted September 23, 1991 (incorporated by reference to Exhibit 3.1 to The Lubrizol Corporation’s annual report on Form 10-K for the year ended December 31, 2004).

3.2	Regulations of The Lubrizol Corporation, as amended effective April 27, 1992 (incorporated by reference to Exhibit 3.2 to The Lubrizol Corporation’s annual report on Form 10-K for the year ended December 31, 2004).

4.1	Amendment to Article Fourth of Amended Articles of Incorporation (incorporated by reference to Exhibit 4.1 to The Lubrizol Corporation’s annual report on Form 10-K for the year ended December 31, 2004).

4.2	Amended and Restated Rights Agreement between The Lubrizol Corporation and American Stock Transfer & Trust Company dated as of July 26, 1999 (incorporated by reference to Exhibit 4.2 to The Lubrizol Corporation’s annual report on Form 10-K for the year ended December 31, 2004).

4.3	Amended and Restated Indenture dated September 28, 2004 (originally dated June 1, 1995) by and among The Lubrizol Corporation, all of The Lubrizol Corporation’s wholly owned direct and indirect domestic subsidiaries, as guarantors, and J.P. Morgan Trust Company, National Association, as successor trustee (incorporated by reference to Exhibit 99.1 of the Form 8-K of The Lubrizol Corporation filed with the SEC on September 29, 2004).

4.4	Amended and Restated Indenture dated September 28, 2004 (originally dated November 25, 1998), by and among The Lubrizol Corporation, all of The Lubrizol Corporation’s wholly owned direct and indirect domestic subsidiaries, as guarantors, and J.P. Morgan Trust Company, National Association, as successor trustee (incorporated by reference to Exhibit 99.2 of the Form 8-K of The Lubrizol Corporation filed with the SEC on September 29, 2004).

4.5	Form of Indenture for Debt Securities of The Lubrizol Corporation (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3 of The Lubrizol Corporation filed with the SEC on August 24, 2004).

10.1*	The Lubrizol Corporation 1991 Stock Incentive Plan, as amended (incorporated by reference to Exhibit (10)(h) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2004).

10.2*	The Lubrizol Corporation 2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 12, 2006).

10.3*	The Lubrizol Corporation Amended Deferred Compensation Plan for Directors (incorporated by reference to Exhibit (10)(b) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2004).

10.4*	The Lubrizol Corporation Deferred Stock Compensation Plan for Outside Directors, as amended (incorporated by reference to Exhibit (10)(i) to The Lubrizol Corporation’s annual report on Form 10-K for the year ended December 31, 2003).

10.5*	The Lubrizol Corporation Deferred Compensation Plan for Officers, as amended (incorporated by reference to Exhibit (10)(k) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2004).

10.6*	The Lubrizol Corporation Executive Council Deferred Compensation Plan, as amended (incorporated by reference to Exhibit (10)(l) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2004).

10.7*	The Lubrizol Corporation 2005 Deferred Compensation Plan for Directors (incorporated by reference to Exhibit (10)(v) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on November 18, 2004).

10.8*	The Lubrizol Corporation Senior Management Deferred Compensation Plan (fka The Lubrizol Corporation 2005 Deferred Compensation Plan for Officers) (incorporated by reference to Exhibit 10.8 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.9*	The Lubrizol Corporation 2005 Executive Council Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.10*	The Lubrizol Corporation Excess Defined Benefit Plan, as amended (incorporated by reference to Exhibit (10)(d) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 15, 2004).

10.11*	The Lubrizol Corporation Excess Defined Contribution Plan, as amended (incorporated by reference to Exhibit (10)(e) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 15, 2004).

10.12*	The Lubrizol Corporation Officers’ Supplemental Retirement Plan, as amended (incorporated by reference to Exhibit (10)(j) to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 15, 2004).

10.13*	The Lubrizol Corporation 2005 Excess Defined Benefit Plan (incorporated by reference to Exhibit 10.4 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.14*	The Lubrizol Corporation 2005 Excess Defined Contribution Plan (incorporated by reference to Exhibit 10.3 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 12, 2006).

10.15*	The Lubrizol Corporation 2005 Officers’ Supplemental Retirement Plan (incorporated by reference to Exhibit 10.5 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.16*	Supplemental Retirement for Donald W. Bogus (incorporated by reference to Exhibit 10.6 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.17*	The Lubrizol Corporation Executive Death Benefit Plan, as amended (incorporated by reference to Exhibit 10.11 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.18*	The Lubrizol Corporation Executive Officer Long Term Incentive Plan (incorporated by reference to Exhibit (10)(n) to The Lubrizol Corporation’s annual report on Form 10-K for the year ended December 31, 2003).

10.19*	Form of Employment Agreement between The Lubrizol Corporation and certain of its senior executive officers (incorporated by reference to Exhibit 10.19 to The Lubrizol Corporation’s annual report on Form 10-K for the year ended December 31, 2005).

10.20*	Employment Agreement effective January 1, 2003, between The Lubrizol Corporation and Charles P. Cooley (incorporated by reference to Exhibit (10)(o) to The Lubrizol Corporation’s Quarterly Report on Form 10-Q for the period ended on March 31, 2003).

10.21*	Employment Agreement effective January 1, 2003, between The Lubrizol Corporation and Stephen F. Kirk (incorporated by reference to Exhibit (10)(p) to The Lubrizol Corporation’s Quarterly Report on Form 10-Q for the period ended on March 31, 2003).

10.22*	Employment Agreement effective January 1, 2003, between The Lubrizol Corporation and Donald W. Bogus (incorporated by reference to Exhibit (10)(r) to The Lubrizol Corporation’s Quarterly Report on Form 10-Q for the period ended on March 31, 2003).

10.23*	The Lubrizol Corporation Annual Incentive Pay Plan (incorporated by reference to Exhibit 10.10 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.24*	The Lubrizol Corporation Annual Incentive Pay Plan Award Letter, as amended (incorporated by reference to Exhibit 10.2 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on December 13, 2005).

10.25*	The Lubrizol Corporation Financial Planning Program (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s Quarterly Report on Form 10-Q for the period ended on September 30, 2006).

10.26*	Form of Indemnification Agreement between The Lubrizol Corporation and certain of its senior executive officers (incorporated by reference to Exhibit 10.26 to the Lubrizol Corporation’s Annual Report on Form 10-K for the period ended December 31, 2006).

10.27	Asset Purchase Agreement, dated March 16, 2006, by and among Noveon, Inc., Noveon Hilton Davis, Inc., Noveon Kalama, Inc., Noveon Textile Chemicals, Inc., Lubrizol Foam Control Additives, Inc., Lubrizol do Brasil Aditivos Ltda., and SPM Group Holdings LLC (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on May 5, 2006).

10.28	Letter of Guarantee dated as of May 19, 2006 by and between Noveon, Inc. and SK Corporation (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on May 25, 2006).

10.29	Credit Agreement dated as of August 24, 2004 among The Lubrizol Corporation, the Initial Lenders named therein, Citigroup Global Markets Inc. and KeyBanc Capital Markets, as co-lead arrangers and co-bookrunners, KeyBank National Association and ABN Amro Bank N.V., as co-syndication agents, Wachovia Bank, National Association, as documentation agent, and Citicorp North America, Inc., as agent (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on August 30, 2004).

10.30	Amended and Restated Credit Agreement dated as of March 29, 2005 among The Lubrizol Corporation, the Initial Lenders named therein, Citicorp North America, Inc., as administrative agent, and Citigroup Global Markets, Inc., as arranger and syndication agent (incorporated by reference to Exhibit 10.5 to The Lubrizol Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.31	Amendment No. 2 to the Credit Agreement among The Lubrizol Corporation, the banks, financial institutions and other institutional lenders who are parties to the Credit Agreement dated as of August 24, 2004, as amended and restated as of March 29, 2005, and as further amended as of August 23, 2005, and Citicorp North America, Inc. as agent (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on September 22, 2006).

10.32	Five Year Credit Agreement dated as of September 14, 2005 among Europe Chemical Holdings C.V., Noveon Holdings France S.A.S. and Noveon Europe BVBA, The Lubrizol Corporation, the Initial Lenders named therein, ABN AMRO Bank N.V. as administrative agent, and ABN AMRO Bank N.V., Calyon, Citigroup Global Markets Inc., and Fortis Capital Corp as mandated lead arrangers and bookrunners (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on September 16, 2005).

10.33	Letter Amendment dated as of September 20, 2006 among Lubrizol Holdings France S.A.S. (formerly known as Noveon Holdings France S.A.S.) and Noveon Europe BVBA (collectively, the “Borrowers”), The Lubrizol Corporation, the Lenders named therein, ABN AMRO Bank N.V. as agent, to the Five Year Credit Agreement dated as of September 14, 2005 among the Borrowers, The Lubrizol Corporation, the Initial Lenders named therein, ABN AMRO Bank N.V., Calyon, Citigroup Global Markets Inc. and Fortis Capital Corp. (incorporated by reference to Exhibit 10.2 to The Lubrizol Corporation’s Current Report on Form 8-K filed with the SEC on September 22, 2006).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Significant Subsidiaries of The Lubrizol Corporation (incorporated by reference to Exhibit 21.1 to The Lubrizol Corporation’s Annual Report on Form 10-K for the period ended December 31, 2006).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K/A to be signed on November 9, 2007, on its behalf by the undersigned, thereunto duly authorized.

THE LUBRIZOL CORPORATION
BY	/s/ James L. Hambrick
James L. Hambrick, President and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 9, 2007, by the following persons on behalf of the Registrant and in the capacities indicated.

	/s/ James L. Hambrick	Chairman of the Board, President and Chief Executive Officer
	James L. Hambrick	(Principal Executive Officer)

	/s/ Charles P. Cooley	Sr. Vice President, Treasurer and Chief Financial Officer
	Charles P. Cooley	(Principal Financial Officer)

	/s/ W. Scott Emerick	Corporate Controller
	W. Scott Emerick	(Chief Accounting Officer)

Director
Robert E. Abernathy

Director
Jerald A. Blumberg

*	/s/ Forest J. Farmer, Sr.	Director
Forest J. Farmer, Sr.

*	/s/ Gordon D. Harnett	Director
Gordon D. Harnett

*	/s/ William P. Madar	Director
William P. Madar

*	/s/ Dominic J. Pileggi	Director
Dominic J. Pileggi

*	/s/ Harriet Tee Taggart	Director
Harriet Tee Taggart

*	/s/ James E. Sweetnam	Director
James E. Sweetnam

* By:	/s/ Charles P. Cooley
Charles P. Cooley
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
The Lubrizol Corporation
We have audited the accompanying consolidated balance sheets of The Lubrizol Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the consolidated financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Lubrizol Corporation and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Notes 2 and 16 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” effective January 1, 2006. Also, as discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for defined pension and other postretirement plans with the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” effective December 31, 2006.
As discussed in Note 20 to the consolidated financial statements, the accompanying consolidated financial statements have been restated.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 (November 9, 2007 as to the effects of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (Restated)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/	Deloitte & Touche LLP

Cleveland, Ohio
February 28, 2007 (November 9, 2007 as to the effects
of the restatement discussed in Note 20)

THE LUBRIZOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
(In Millions of Dollars Except Per Share Data)	2006	2005	2004
	(as restated,	(as restated,	(as restated,
	see Note 20)	see Note 20)	see Note 20)
Net sales	$ 4,036.4	$ 3,618.8	$ 2,860.5
Royalties and other revenues	4.4	3.4	3.9

Total revenues	4,040.8	3,622.2	2,864.4

Cost of sales	3,045.2	2,700.1	2,104.6
Selling and administrative expenses	381.7	348.4	284.8
Research, testing and development expenses	205.5	198.9	184.8
Amortization of intangible assets	23.7	23.5	16.9
Write-off of acquired in-process research and development	–	–	34.0
Restructuring and impairment charges	51.9	15.9	38.1

Total costs and expenses	3,708.0	3,286.8	2,663.2

Other income - net	8.5	1.8	5.6
Interest income	20.4	8.1	4.8
Interest expense	(99.7)	(105.1)	(77.1)

Income from continuing operations before income taxes	262.0	240.2	134.5
Provision for income taxes	82.2	80.8	49.0

Income from continuing operations	179.8	159.4	85.5

(Loss) income from discontinued operations - net of tax	(76.2)	27.8	6.3

Net income	$ 103.6	$ 187.2	$ 91.8

Basic earnings (loss) per share:
Continuing operations	$ 2.62	$ 2.35	$ 1.54
Discontinued operations	(1.11)	0.41	0.11

Net income per share, basic	$ 1.51	$ 2.76	$ 1.65

Diluted earnings (loss) per share:
Continuing operations	$ 2.59	$ 2.32	$ 1.53
Discontinued operations	(1.10)	0.40	0.11

Net income per share, diluted	$ 1.49	$ 2.72	$ 1.64

Dividends paid per share	$ 1.04	$ 1.04	$ 1.04

The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31
(In Millions of Dollars Except Share Data)	2006	2005
	(as restated,	(as restated,
	see Note 20)	see Note 20)
ASSETS
Cash and short-term investments	$ 575.7	$ 262.4
Receivables	573.6	585.6
Inventories	589.0	586.0
Other current assets	98.0	138.3

Total current assets	1,836.3	1,572.3

Property and equipment - at cost	2,546.0	2,621.5
Less accumulated depreciation	1,464.7	1,437.1

Property and equipment - net	1,081.3	1,184.4

Goodwill	1,076.1	1,138.8
Intangible assets - net	322.8	407.2
Investments in non-consolidated companies	7.7	7.6
Other assets	66.7	60.9

TOTAL	$ 4,390.9	$ 4,371.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$ 3.7	$ 7.9
Accounts payable	340.5	372.2
Accrued expenses and other current liabilities	290.2	285.6

Total current liabilities	634.4	665.7

Long-term debt	1,538.0	1,662.9
Pension obligations	237.9	140.6
Other postretirement benefit obligations	93.5	109.5
Noncurrent liabilities	72.3	82.8
Deferred income taxes	80.4	107.7

Total liabilities	2,656.5	2,769.2

Minority interest in consolidated companies	51.3	50.1

Contingencies and commitments
Preferred stock without par value - unissued	–	–
Common shares without par value - 69,020,569 and 68,043,241 outstanding shares at December 31, 2006 and 2005, respectively	710.1	663.7
Retained earnings	1,033.8	1,001.7
Accumulated other comprehensive loss	(60.8)	(113.5)

Total shareholders’ equity	1,683.1	1,551.9

TOTAL	$ 4,390.9	$ 4,371.2

The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
(In Millions of Dollars)	2006	2005	2004
	(as restated,	(as restated,	(as restated,
	see Note 20)	see Note 20)	see Note 20)
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income	$ 103.6	$ 187.2	$ 91.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	161.8	179.8	154.7
Write-off of acquired in-process research and development	–	–	34.0
Deferred income taxes	28.6	9.1	4.9
Deferred compensation	19.5	16.3	3.4
Restructuring and impairment charges	105.6	11.1	27.5
Loss (gain) from divestitures and sales of property and equipment	9.6	(3.9)	3.1
Change in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(3.4)	(52.9)	(38.4)
Inventories	(56.2)	(47.5)	(50.0)
Accounts payable, accrued expenses and other current liabilities	(57.1)	56.1	80.7
Other current assets	3.4	6.9	2.5

	(113.3)	(37.4)	(5.2)
Change in noncurrent liabilities	8.5	8.6	11.6
Other items - net	10.9	(8.6)	5.8

Total operating activities	334.8	362.2	331.6

INVESTING ACTIVITIES
Capital expenditures	(130.9)	(136.7)	(133.2)
Acquisitions - net of cash received and liabilities assumed	–	–	(958.4)
Net proceeds from divestitures and sales of property and equipment	281.9	30.1	3.0
Other items - net	0.4	(0.2)	(0.2)

Total investing activities	151.4	(106.8)	(1,088.8)

FINANCING ACTIVITIES
Changes in short-term debt - net	(0.6)	(4.0)	(72.6)
Repayments of long-term debt	(143.4)	(512.2)	(1,193.0)
Proceeds from the issuance of long-term debt	–	235.8	1,743.3
Dividends paid	(71.2)	(70.4)	(57.6)
Proceeds from sale of common shares, net of underwriting commissions and offering expenses of $20.2 million	–	–	470.0
Payment of debt issuance costs	–	(0.8)	(16.8)
Payment of treasury rate lock upon settlement	–	–	(73.9)
Payment on termination of interest rate swaps	–	–	(2.9)
Proceeds from the exercise of stock options	31.3	38.8	12.0

Total financing activities	(183.9)	(312.8)	808.5

Effect of exchange rate changes on cash	11.0	(16.1)	25.9

Net increase (decrease) in cash and short-term investments	313.3	(73.5)	77.2

Cash and short-term investments at the beginning of year	262.4	335.9	258.7

Cash and short-term investments at the end of year	$ 575.7	$ 262.4	$ 335.9

The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Shareholders’ Equity
				Accumulated
	Number of			Other
	Shares	Common	Retained	Comprehensive
(In Millions)	Outstanding	Shares	Earnings	(Loss) Income	Total
BALANCE, JANUARY 1, 2004, AS PREVIOUSLY REPORTED	51.6	$ 123.8	$ 865.5	$ (36.0)	$ 953.3

Restatement adjustments, see Note 20	–	–	(10.5)	(1.8)	(12.3)

BALANCE, JANUARY 1, 2004, AS RESTATED	51.6	123.8	855.0	(37.8)	941.0

Comprehensive income:
Net income 2004		–	91.8	–	91.8
Other comprehensive income		–	–	50.5	50.5
Total comprehensive income					142.3
Dividends declared		–	(61.6)	–	(61.6)
Common shares - issued in public offerings	14.7	470.0	–	–	470.0
Deferred stock compensation		3.4	–	–	3.4
Common shares - treasury:
Shares issued upon exercise of stock options and awards	0.5	13.4	–	–	13.4

BALANCE, DECEMBER 31, 2004, AS RESTATED	66.8	610.6	885.2	12.7	1,508.5

Comprehensive income:
Net income 2005		–	187.2	–	187.2
Other comprehensive loss		–	–	(126.2)	(126.2)
Total comprehensive income					61.0
Dividends declared		–	(70.7)	–	(70.7)
Deferred stock compensation		8.8	–	–	8.8
Common shares - treasury:
Shares issued upon exercise of stock options and awards	1.2	44.3	–	–	44.3

BALANCE, DECEMBER 31, 2005, AS RESTATED	68.0	663.7	1,001.7	(113.5)	1,551.9

Comprehensive income:
Net income 2006		–	103.6	–	103.6
Other comprehensive income		–	–	115.5	115.5
Total comprehensive income					219.1
Adjustment to recognize pension and other postretirement benefit plans funded status		–	–	(62.8)	(62.8)
Dividends declared		–	(71.5)	–	(71.5)
Deferred stock compensation		11.2	–	–	11.2
Common shares - treasury:
Shares issued upon exercise of stock options and awards	1.0	35.2	–	–	35.2

BALANCE, DECEMBER 31, 2006, AS RESTATED	69.0	$ 710.1	$ 1,033.8	$ (60.8)	$ 1,683.1

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Financial Statements
(In Millions Except Per Share Data)
Note 1 - NATURE OF OPERATIONS
The Lubrizol Corporation (the company) is an innovative specialty chemical company that produces and supplies technologies that improve the quality and performance of its customers’ products in the global transportation, industrial and consumer markets. These technologies include lubricant additives for engine oils, other transportation-related fluids and industrial lubricants, as well as additives for gasoline and diesel fuel. In addition, the company makes ingredients and additives for personal care products and pharmaceuticals; engineered polymers, including plastics technology; and performance coatings in the form of specialty resins and additives.
The company is organized into two operating and reporting segments: Lubrizol Additives (formerly known as the “Lubricant Additives” segment) and Lubrizol Advanced Materials (formerly known as the “Specialty Chemicals” segment). Refer to Note 15 for a further description of the nature of the company’s operations, the product lines within each of the operating segments, segment operating income and related financial disclosures for the reportable segments.
Note 2 - SIGNIFICANT ACCOUNTING POLICIES
CONSOLIDATION - The consolidated financial statements include the accounts of the company and its consolidated subsidiaries. The company consolidates certain entities in which it owns less than a 100% equity interest if it is either deemed to be the primary beneficiary in a variable interest entity, as defined in Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” or where its ownership interest is at least 50% and the company has effective management control. The equity method of accounting is applied to non-consolidated entities in which the company can exercise significant influence over the entity with respect to its operations and major decisions. The book value of investments carried on the equity method was $6.3 million and $6.1 million at December 31, 2006 and 2005, respectively. Investments carried at cost were $1.4 million and $1.5 million at December 31, 2006 and 2005, respectively.
DISCONTINUED OPERATIONS - The results of a component of the company that either has been disposed of or is classified as held for sale are reported in discontinued operations in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” A component of an entity is classified as held for sale when the transaction has been approved by the appropriate level of management and there are no known significant contingencies outstanding that would prevent the sale from closing within one year. The results of operations of all entities that have been disposed of or that are classified as held for sale in 2006 and 2005 have been classified as discontinued operations in all periods presented in the consolidated statements of income. The 2006, 2005 and 2004 cash flow statements are presented on a consolidated basis, including both continuing operations and discontinued operations.
USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
CASH EQUIVALENTS - The company invests its excess cash in short-term investments with various banks and financial institutions. Short-term investments are cash equivalents, as they are part of the cash management activities of the company and are comprised of investments having maturities of three months or less when purchased.
INVENTORIES - Inventories are stated at the lower of cost or market value. Cost of inventories is determined by either the first-in, first-out (FIFO) method or the moving-average method, except in the United States for chemical inventories, which primarily are valued using the last-in, first-out (LIFO) method.
The company accrues volume discounts on purchases from vendors where it is probable that the required volume will be attained and the amount can be reasonably estimated. The company records the discount as a reduction in the cost of the purchase (generally raw materials), based on projected purchases over the purchase agreement period.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. The standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard was effective for inventory costs incurred beginning on January 1, 2006. The company’s adoption of this standard did not have a material impact on its financial position, results of operations or cash flows.
PROPERTY AND EQUIPMENT - Property and equipment are carried at cost. Repair and maintenance costs are charged against income while renewals and betterments are capitalized as additions to the related assets. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and immediately expensed for preliminary project activities or post-implementation activities. Accelerated depreciation methods, which are used in computing depreciation on certain machinery and equipment, comprised approximately 6% of the depreciable assets at December 31, 2006 and 2005. The remaining assets are depreciated using the straight-line method. The estimated useful lives are 10 to 40 years for buildings and improvements for buildings and land. Estimated useful lives range from 3 to 20 years for machinery and equipment.
IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS - The company reviews the carrying value of its long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss exists when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying amounts of the assets. Fair value is generally determined based on a discounted cash flow analysis. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent, cash flows are available.
GOODWILL AND INTANGIBLE ASSETS - Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired and is not amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is tested for impairment annually, and between annual tests if an event occurs or circumstances change that indicates the carrying amount may be impaired. The company has elected to perform its annual tests for potential impairment of goodwill and indefinite-lived intangible assets as of October 1 of each year. Impairment testing is performed at the reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined through a combination of discounted cash flow analysis and terminal value calculations.
Intangible assets resulting from business acquisitions, including customer lists, purchased technology, trademarks, patents, land-use rights and non-compete agreements, are amortized on a straight-line method over periods ranging from 3 to 40 years. Under SFAS No. 142, intangible assets determined to have indefinite lives are not amortized, but are tested for impairment at least annually. As part of the annual impairment test, the non-amortized intangible assets are reviewed to determine if the indefinite status remains appropriate.
DEFERRED FINANCING COSTS - Costs incurred with the issuance of debt and credit facilities are capitalized and amortized over the life of the associated debt as a component of interest expense using the effective interest method of amortization. In June 2004, the company initially financed the Noveon International, Inc. acquisition with a temporary bridge facility. Fees associated with the bridge facility were capitalized and amortized over the bridge financing period. A total of $11.2 million was incurred in bridge facility fees in June 2004. These fees were expensed ratably through September 2004 when the bridge facility was repaid in full. In September 2004, the company incurred $16.8 million in debt issuance costs and fees relating to the issuance of $1,150.0 million in senior notes and debentures, and a $1,075.0 million five-year credit facility. Such costs are being amortized under the effective interest method over the respective terms of the debt. Net deferred financing costs were $15.7 million and $18.3 million at December 31, 2006 and 2005, respectively. Amortization expense incurred in 2006, 2005 and 2004 was $2.9 million, $3.6 million and $1.6 million, respectively.
ENVIRONMENTAL LIABILITIES - The company accrues for expenses associated with environmental remediation obligations when such expenses are probable and reasonably estimable, based upon current law and existing technologies. These accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

SHARE REPURCHASES - The company uses the par-value method of accounting for its treasury shares. Under this method, the cost to reacquire shares in excess of paid-in capital related to those shares is charged against retained earnings.
FOREIGN CURRENCY TRANSLATION - The assets and liabilities of the company’s international subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while revenues and expenses are translated at weighted-average exchange rates in effect during the period. Unrealized translation adjustments are recorded as a component of accumulated other comprehensive income or loss in the consolidated statements of shareholders’ equity, except for subsidiaries for which the functional currency is other than the local currency, where translation adjustments are recognized in income. Transaction gains or losses that arise from exchange rate changes on transactions denominated in a currency other than the functional currency, except those transactions that function as a hedge of an identifiable foreign currency commitment or as a hedge of a foreign currency investment, are included in income as incurred.
REVENUE RECOGNITION - Revenues are recognized at the time of shipment of products to customers, or at the time of transfer of title, if later, and when collection is reasonably assured. All amounts in a sales transaction billed to a customer related to shipping and handling are reported as revenues.
Provisions for sales discounts and rebates to customers are recorded, based upon the terms of sales contracts, in the same period the related sales are recorded, as a deduction to the sale. Sales discounts and rebates are offered to certain customers to promote customer loyalty and encourage greater product sales. These rebate programs provide that upon the attainment of pre-established volumes or the attainment of revenue milestones for a specified period, the customer receives credits against purchases. The company estimates the provision for rebates based on the specific terms in each agreement at the time of shipment and an estimate of the customer’s achievement of the respective revenue milestones.
COMPONENTS OF COST OF SALES - Cost of sales is comprised of raw material costs including freight and duty, inbound handling costs associated with the receipt of raw materials, direct production, maintenance and utility costs, plant and engineering overhead, terminals and warehousing costs, and outbound shipping and handling costs.
RESEARCH, TESTING AND DEVELOPMENT - Research, testing and development costs are expensed as incurred. Research and development expenses, excluding testing, were $135.3 million in 2006, $128.1 million in 2005 and $103.7 million in 2004. Costs to acquire in-process research and development (IPR&D) projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed upon acquisition.
INCOME TAXES - The company provides for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.
In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” that prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, a contingent tax asset only will be recognized if it is more likely than not that a tax position ultimately will be sustained. After this threshold is met, a tax position is reported at the largest amount of benefit that is more likely than not to be realized. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. This Interpretation requires the cumulative effect of applying the provisions to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The company currently is evaluating the impact of this recently issued Interpretation on its consolidated financial statements.

PER SHARE AMOUNTS - Net income per share is computed by dividing net income by average common shares outstanding during the period, including contingently issuable shares. Net income per diluted share includes the dilutive impact resulting from outstanding stock options and awards. Per share amounts are computed as follows:

	2006	2005	2004
Numerator:
Income from continuing operations	$ 179.8	$ 159.4	$ 85.5
(Loss) income from discontinued operations - net of tax	(76.2)	27.8	6.3

Net income	$ 103.6	$ 187.2	$ 91.8

Denominator:
Weighted-average common shares outstanding	68.7	67.9	55.7
Dilutive effect of stock options and awards	0.6	0.9	0.3

Denominator for net income per share, diluted	69.3	68.8	56.0

Basic earnings (loss) per share:
Continuing operations	$ 2.62	$ 2.35	$ 1.54
Discontinued operations	(1.11)	0.41	0.11

Net income per share, basic	$ 1.51	$ 2.76	$ 1.65

Diluted earnings (loss) per share:
Continuing operations	$ 2.59	$ 2.32	$ 1.53
Discontinued operations	(1.10)	0.40	0.11

Net income per share, diluted	$ 1.49	$ 2.72	$ 1.64

There were no shares excluded from the diluted earnings per share calculations because they were antidilutive in 2006 and 2005. There were 1.1 million weighted-average shares issuable upon the exercise of stock options and awards that were excluded from the diluted earnings per share calculation because they were antidilutive in 2004.
ACCOUNTING FOR DERIVATIVE INSTRUMENTS - Derivative financial instruments are recognized on the balance sheet as either assets or liabilities and are measured at fair value. Derivatives that are not hedges are adjusted to fair value through income. Depending upon the nature of the hedge, changes in fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income or loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in value is recognized immediately in earnings. The company only uses derivative financial instruments to manage well-defined interest rate, foreign currency and commodity price risks. The company does not use derivatives for trading purposes.
COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES - Liabilities for costs associated with exit or disposal activities are recognized and measured initially at fair value when the liability is incurred pursuant to the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”
ASSET-RETIREMENT OBLIGATIONS - The company accounts for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” and FIN No. 47, “Accounting for Conditional Asset-Retirement Obligations - an interpretation of FASB Statement No. 143.” FIN No. 47 requires the recognition of a liability for the fair value of a legal obligation to perform asset-retirement obligations (AROs) that are conditional on a future event if the amount can be reasonably estimated. The company has identified AROs related to certain of its leased facilities and to asbestos remediation activities that may be required in the future. However, due to the long-term, productive nature of the company’s manufacturing operations, absent plans or expectation of plans to initiate asset retirement activities, the company is unable to reasonably estimate the fair value of such asbestos remediation liabilities since the potential settlement dates cannot be determined at this time.

GUARANTEES - FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” requires the recognition of a liability for any guarantees entered into or modified. At December 31, 2006, the company had guaranteed the timely performance of payment obligations under supplier contracts by a third-party purchaser of the company’s food ingredients and industrial specialties (FIIS) business. The company believes that it is highly unlikely that an event would occur requiring the company to pay any monies pursuant to the guarantee. Accordingly, no liability has been reflected in the accompanying consolidated balance sheet at December 31, 2006 (see Note 18). The company did not have any other material guarantees within the scope of FIN No. 45 at December 31, 2006 and 2005, respectively.
STOCK-BASED COMPENSATION - Effective January 1, 2006, the company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The company recognizes these compensation costs, net of a forfeiture rate, on a straight-line basis over the requisite service period of the award, which generally is the option vesting term of three years with the options becoming exercisable 50% one year after date of grant, 75% after two years and 100% after three years. The company estimates the forfeiture rate based on its historical experience during the preceding 10 years.
The following table shows the pro forma effect on net income and earnings per share if the company had applied the fair-value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for 2005 and 2004. There is no pro forma presentation necessary after December 31, 2005 as the company adopted the fair value recognition provisions of SFAS No. 123R on January 1, 2006.

	2005	2004
Reported net income	$ 187.2	$ 91.8
Plus: Stock-based employee compensation (net of tax) included in net income	5.5	2.1
Less: Stock-based employee compensation (net of tax) using the fair value method	(6.5)	(6.0)

Pro forma net income	$ 186.2	$ 87.9

Reported net income per share, basic	$ 2.76	$ 1.65

Pro forma net income per share, basic	$ 2.74	$ 1.58

Reported net income per share, diluted	$ 2.72	$ 1.64

Pro forma net income per share, diluted	$ 2.71	$ 1.57

FAIR VALUE MEASUREMENTS - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and expands disclosure about fair value measurements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but simplifies and codifies related guidance within U.S. GAAP. SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. SFAS No. 157 requires adoption prospectively as of the beginning of the fiscal year in which this statement is initially applied, with the exception of certain financial instruments, in which adoption is applied retrospectively as of the beginning of the fiscal year in which this statement is initially applied. The company is currently evaluating the impact of this recently issued standard on its consolidated financial statements.
ACCOUNTING CHANGES AND ERROR CORRECTIONS - In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year

Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current-year misstatement.  SAB No. 108 requires registrants to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior-year errors that previously had been considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, a cumulative-effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB No. 108 is effective for the company for the fiscal year ended December 31, 2006. The company’s adoption of this standard did not have a material impact on its consolidated financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This standard establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Board (APB) Opinion No. 20 and SFAS No. 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. This statement is effective for accounting changes and corrections of errors beginning January 1, 2006. The company’s adoption of this standard did not have a material impact on its consolidated financial statements.
RECLASSIFICATIONS - Certain prior period amounts have been reclassified to conform to the current year presentation.
Note 3 - ACQUISITIONS
On February 7, 2007, the company completed the acquisition of a broad line of additive products used in the metalworking markets worldwide from Lockhart Chemical Company (Lockhart), a private company with headquarters in Gibsonia, Pennsylvania. Lockhart is recognized in the metalworking industry for its application and formulation capabilities and quality products. The company purchased Lockhart’s entire metalworking product line, which includes: natural, synthetic and gelled sulfonates; emulsifier packages; corrosion inhibitors and lubricity agents; grease additives; oxidates; esters; soap; semi-finished coatings; and rust preventatives. In 2006, these product lines had annualized revenues of approximately $20.0 million.
On June 3, 2004, the company completed the acquisition of Noveon International for cash of $920.2 million (inclusive of $32.9 million in certain seller expenses) plus transaction costs of $11.4 million and less cash acquired of $103.0 million. In addition, the company assumed $1,103.1 million of long-term indebtedness from Noveon International.
The acquisition and related costs initially were financed with the proceeds of a $2,450.0 million 364-day bridge credit facility. Shortly after the acquisition, the company repaid substantially all of the assumed long-term debt of Noveon International with proceeds of the temporary bridge loan. In addition, the temporary bridge loan was repaid in full in September 2004 with the proceeds from the permanent financing obtained by the issuance of senior notes, debentures and equity and the borrowing of $575.0 million of bank term loans, resulting in proceeds of approximately $2,170.0 million, net of underwriting commissions, discounts and transaction costs. The company recorded the various assets acquired and liabilities assumed, primarily working capital accounts, of Noveon International at their estimated fair values determined as of the acquisition date under the purchase method of accounting. Actuarial valuations were completed for the projected pension and other post-employment benefit obligations and were reflected in the purchase price allocation. Appraisals of long-lived assets and identifiable intangible assets, including an evaluation of IPR&D projects, also were obtained.
The purchase price included the estimated fair value of IPR&D projects totaling $34.0 million that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. As a result, the full amount allocated to IPR&D was expensed in 2004. There were nine projects acquired in the Noveon International transaction in several different product lines. The projects were at varying stages of completeness ranging from the early development stage to prototype testing at the time of acquisition. The inventory step-up to fair value totaled $24.2 million, of which $9.8 million was expensed in 2004. As the remaining step-up relates to inventories accounted for on the LIFO method of accounting, the company does not anticipate that additional amounts of step-up will be expensed in the near term.
The 2004 historical results of the company include revenues and expenses of Noveon International since the date of acquisition.

In January 2004, the company completed the acquisition of the coatings hyperdispersants business from Avecia for cash totaling $129.7 million, including transaction costs of $2.2 million. This business is headquartered in Blackley, United Kingdom and develops, manufactures and markets high-value additives that are based on polymeric dispersion technology and used in coatings and inks.
Note 4 - DIVESTITURES
In May 2006, the company sold the FIIS business and the active pharmaceutical ingredients and intermediate compounds business (A&I), both of which were included in the Lubrizol Advanced Materials segment. A&I and almost all of FIIS were included in the Noveon consumer specialties product line. A small portion of the FIIS divestiture was included in the performance coatings product line. In consideration for the FIIS and A&I businesses, the company received net cash proceeds of approximately $254.8 million and $10.4 million, respectively. The company recorded a $10.4 million pretax ($15.9 million after-tax) loss on the sale of these divested businesses. The tax charge of $5.5 million primarily related to the difference in book and tax basis in goodwill. The net charge of $76.2 million recorded in discontinued operations in 2006 also reflected a $60.6 million after-tax goodwill impairment charge in the first quarter of 2006 to reduce the FIIS business to its carrying value. The company performed the impairment test on the FIIS business in connection with its classification as held for sale and estimated its fair value based on expected proceeds from the sale, less transaction costs. In addition, a charge of $4.4 million pretax ($2.9 million after-tax) was recorded in the fourth quarter of 2006 to write-off an intangible asset associated with the FIIS business.
The company performed a SFAS No. 144 impairment test of the FIIS business at December 31, 2005 and determined that the estimated fair value of the FIIS business exceeded its carrying value. The company calculated the fair value using a probability-weighted assessment based on selling the businesses versus continuing operations of the businesses. Based on the results of this impairment analysis, an impairment charge was not warranted at December 31, 2005.
In February 2006, the company sold certain assets and liabilities of its Telene® resins business (Telene), which was included in the Lubrizol Advanced Materials segment. The company received net cash proceeds of $6.2 million for the sale of Telene.
The results of the FIIS, A&I and the Telene businesses were reflected in the (loss) income from discontinued operations - net of tax line item in the consolidated statements of income for 2006, 2005 and 2004, respectively.
In December 2005, the company sold certain assets, liabilities and stock of its Engine Control Systems (ECS) business and, in September 2005, the company sold certain assets and liabilities of its U.S. and U.K. Lubrizol Performance Systems (LPS) operations, both of which were included in the Lubrizol Additives segment. The company reflected the results of these businesses in the (loss) income from discontinued operations - net of tax line item in the consolidated statements of income for 2005 and 2004, respectively.
Revenues from discontinued operations were $143.8 million, $476.7 million and $295.1 million in 2006, 2005 and 2004, respectively. Loss from discontinued operations - net of tax was $76.2 million in 2006 and primarily related to a $60.6 million after-tax goodwill impairment charge on the FIIS business recorded in the first quarter of 2006 and a $16.6 million after-tax loss on the sale of divested businesses. Loss from discontinued operations - net of tax in 2006 includes income tax expense of $9.4 million. Income from discontinued operations - net of tax in 2005 was $27.8 million and includes income tax expense of $15.5 million. Income from discontinued operations - net of tax in 2004 was $6.3 million and includes income tax expense of $3.1 million.
The company’s consolidated balance sheet at December 31, 2006 does not reflect any businesses classified as discontinued operations as all activities related to discontinued operations were fully completed during 2006. The company’s consolidated balance sheet at December 31, 2005 included $132.1 million in current assets, $115.6 million in net property and equipment, $87.6 million in goodwill, $24.8 million in net intangible assets, $0.6 million in other current assets, $8.5 million in current liabilities and $6.4 million in long-term liabilities pertaining to businesses reflected as discontinued operations.

Note 5 - INVENTORIES

	2006	2005
Finished products	$315.0	$319.6
Products in process	108.2	86.9
Raw materials	138.2	151.2
Supplies and engine test parts	27.6	28.3

Total inventory	$589.0	$586.0

Inventories valued using the LIFO method were 40% and 42% of consolidated inventories at December 31, 2006 and 2005, respectively. The current replacement cost of these inventories exceeded the LIFO cost at December 31, 2006 and 2005 by $132.8 million and $121.5 million, respectively.
Note 6 - GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is tested for impairment at the reporting unit level as of October 1 of each year or if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No impairment of goodwill was identified in connection with the 2006, 2005 or 2004 annual impairment test.
The carrying amount of goodwill by reporting segment follows:

	Lubrizol
	Advanced	Lubrizol
	Materials	Additives	Total
Balance, January 1, 2005	$1,052.9	$100.9	$1,153.8
Goodwill acquired	32.9	–	32.9
Translation & other adjustments	(42.8)	(5.1)	(47.9)

Balance, December 31, 2005	1,043.0	95.8	1,138.8
Goodwill of divestitures	(87.6)	–	(87.6)
Translation & other adjustments	22.9	2.0	24.9

Balance, December 31, 2006	$978.3	$97.8	$1,076.1

The decrease in the carrying amount of goodwill from December 31, 2005 to December 31, 2006 primarily reflects the elimination of the goodwill of divestitures in the Lubrizol Advanced Materials segment of $87.6 million, of which $85.1 million was associated with the FIIS business sold in the second quarter of 2006 and $2.5 million related to the Telene business sold during the first quarter of 2006. The $85.1 million goodwill reduction related to the FIIS business includes an impairment charge of $60.6 million reflected in the first quarter of 2006 and a $24.5 million disposition of the residual balance at the time of sale (see Note 4).
Intangible Assets
The major components of the company’s identifiable intangible assets are customer lists, technology, trademarks, patents, land-use rights and non-compete agreements. Definite-lived intangible assets are amortized over their useful lives, which range between 3 and 40 years. The company’s indefinite-lived intangible assets consist of certain trademarks which are tested for impairment each year as of October 1 or more frequently if impairment indicators arise. Indefinite-lived trademarks are assessed for impairment separately from goodwill. No impairment of indefinite-lived trademarks was identified in connection with the 2006, 2005 or 2004 annual impairment test. However, the decrease in gross intangible assets from December 31, 2005 to December 31, 2006 primarily was due to a $41.2 million write-down of the Noveon trade name in the Lubrizol Advanced Materials segment during the fourth quarter of 2006 (see Note 17) and intangible assets associated with the FIIS business sold during the second quarter of 2006.

The following table shows the components of identifiable intangible assets as of December 31, 2006 and 2005:

	2006		2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer lists	$ 145.0	$ 24.0	$ 151.5	$ 15.8
Technology	139.8	44.9	144.4	35.6
Trademarks	20.7	5.5	24.5	4.2
Patents	14.0	4.2	11.8	2.5
Land-use rights	7.5	1.2	7.3	1.0
Non-compete agreements	8.2	7.2	9.1	5.9
Other	0.9	0.7	8.0	0.7

Total amortized intangible assets	336.1	87.7	356.6	65.7
Non-amortized trademarks	74.4	–	116.3	–

Total	$ 410.5	$ 87.7	$ 472.9	$ 65.7

Annual intangible amortization expense for the next five years will approximate $22.5 million in 2007, $21.0 million in 2008 and $19.3 million in 2009, 2010 and 2011, respectively.

Note 7 - DEBT
The company’s debt is comprised of the following at December 31, 2006 and 2005:

	2006	2005
Short-term debt:
Yen denominated, at weighted-average rates of 0.8% and 0.5%	$2.5	$2.5
Other	0.2	0.8
Current portion of long-term debt	1.0	4.6

Total	$3.7	$7.9

Long-term debt:
5.875% notes, due 2008, including a fair value adjustment of $(1.1) million and $(0.6) million in 2006 and 2005, respectively, for unrealized losses on derivative hedge instruments and remaining unamortized gain on termination of swaps of $5.2 million and $8.0 million in 2006 and 2005, respectively	$204.1	$207.4

4.625% notes, due 2009, net of original issue discount of $0.2 million and $0.3 million in 2006 and 2005, respectively, and fair value adjustments of $(4.1) million and $(4.3) million for unrealized losses on derivative hedge instruments in 2006 and 2005, respectively	377.5	395.4

5.5% notes, due 2014, net of original issue discount of $2.4 million and $2.7 million in 2006 and 2005, respectively	447.6	447.3

7.25% debentures, due 2025	100.0	100.0

6.5% debentures, due 2034, net of original issue discount of $4.8 million and $4.9 million in 2006 and 2005, respectively	295.2	295.1

Debt supported by long-term banking arrangements:
Euro revolving credit borrowing, at EURIBOR plus 0.4% (4.1% and 2.9% at December 31, 2006 and 2005, respectively)	112.2	215.6
Other	2.4	6.7

	1,539.0	1,667.5
Less current portion	1.0	4.6

Total	$1,538.0	$1,662.9

The scheduled principal payments for all outstanding debt are $3.7 million in 2007, $200.5 million in 2008, $382.1 million in 2009, $112.5 million in 2010, $0.2 million in 2011 and $850.1 million thereafter.
During the third quarter of 2006, the company repurchased $18.2 million of its 4.625% notes due in 2009. The weighted-average purchase price was 97.298% per note, resulting in a gain on retirement of $0.5 million. The company also accelerated amortization of $0.6 million in debt issuance costs, original issue discounts and losses on Treasury rate lock agreements associated with the repurchased notes. The remaining outstanding balance on the 4.625% notes due in 2009 was $381.8 million as of December 31, 2006.
In September 2005, certain wholly owned international subsidiaries of the company entered into a five-year unsecured committed €250.0 million revolving credit agreement. This credit agreement permits these designated international subsidiaries to borrow at variable rates based on EURIBOR plus a specified credit spread. In September 2006, two of the company’s wholly owned foreign subsidiaries amended their five-year unsecured committed €250.0 million credit agreement such that neither the company nor its subsidiaries are any longer subject to any investment or acquisition restrictions. No other terms or conditions of the agreement were modified. As of December 31, 2006 and 2005, borrowings of €85.0 million and €182.0 million were outstanding under this agreement, respectively.
In November 2004, the company entered into interest rate swap agreements that effectively converted the interest on $200.0 million of outstanding 4.625% notes due 2009 to a variable rate of six-month LIBOR plus 40 basis points. In June 2004, the company entered into interest rate swap agreements that effectively converted the interest on $200.0 million of outstanding 5.875% notes due 2008 to a variable rate of six-month LIBOR plus 111 basis points. In addition, the company had an interest rate swap agreement, which expired in October 2006, that exchanged variable-rate interest obligations on a notional principal amount of Japanese yen 500.0 million for a fixed rate of 2.0%.
In September 2004, the company issued senior unsecured notes and debentures having an aggregate principal amount of $1,150.0 million including: $400.0 million 4.625% notes due October 1, 2009; $450.0 million 5.5% notes due October 1, 2014; and $300.0 million 6.5% debentures due October 1, 2034. The price to the public was 99.911% per 2009 note, 99.339% per 2014 note and 98.341% per 2034 debenture. The resulting original issue discount from the issuance of these notes and debentures of $8.3 million was recorded as a reduction of the underlying debt issuances and is being amortized over the life of the debt using the effective interest method. Interest is payable semi-annually on April 1 and October 1 of each year, beginning April 1, 2005. The notes and debentures have no sinking fund requirement, but are redeemable, in whole or in part, at the option of the company. The proceeds from these notes and debentures were used to repay a portion of the 364-day credit facility that was utilized to bridge finance the Noveon International acquisition. Including debt issuance costs, original issue discounts and losses on Treasury rate lock agreements, the 2009 notes, 2014 notes and 2034 debentures have effective annualized interest rates of approximately 5.3%, 6.3% and 6.7%, respectively, with a weighted-average interest rate for the aggregate issuances of approximately 6.1%.
In August 2004, the company entered into a five-year $1,075.0 million unsecured bank credit agreement consisting of: $575.0 million in term loans and a $500.0 million committed revolving credit facility. This credit agreement permits the company to borrow at variable rates based upon the U.S. prime rate or LIBOR plus a specified spread. The spread is dependent on the company’s long-term unsecured senior debt rating from Standard and Poor’s and Moody’s Investor Services. In September 2004, the company borrowed $575.0 million in term loans, the proceeds of which were used to repay a portion of the 364-day credit facility used to bridge finance the Noveon International acquisition. Principal on the term loans was due quarterly in equal installments of $14.4 million beginning March 31, 2005, with any remaining unpaid balance due in September 2009. In the fourth quarter of 2004, the company prepaid $75.0 million and, in 2005, the company prepaid the remaining $500.0 million to pay off the bank term loan. The loans were prepayable at any time without penalty. There were no outstanding revolving credit facility borrowings as of December 31, 2006 and 2005. In September 2006, the company amended its five-year unsecured committed U.S. bank credit agreement to reduce the amount of revolving credit available under the agreement from $500.0 million to $350.0 million and extended the maturity date to September 2011. In addition, the company’s direct and indirect domestic subsidiaries were released as guarantors under the credit agreement, and the company no longer is subject to any investment or acquisition restrictions. Due to provisions in each of the three indentures underlying the company’s outstanding public debt, upon effectiveness of the amendment to the credit agreement described above, the company’s direct and indirect domestic subsidiaries were released as guarantors of the outstanding public debt effective in September 2006.
In July 2002, the company terminated its interest rate swap agreements expiring December 2008, which converted fixed-rate interest on $100.0 million of its 5.875% debentures to a variable rate. In terminating the swaps, the company received cash of $18.1 million, which is being amortized as a reduction of interest expense through December 1, 2008, the due date of the underlying debt. Gains and losses on terminations of interest rate swap agreements designated as fair value hedges are deferred as an adjustment to the carrying amount of the outstanding obligation and amortized as an adjustment to interest expense related to the obligation over the remaining term of the original contract life of the terminated swap agreement. In the event of early extinguishment of the outstanding obligation, any unamortized gain or loss from the swaps would be recognized in the consolidated statement of income at the time of such extinguishment. In 2002, the company recorded a $17.3 million unrealized gain, net of accrued interest, on the termination of the interest rate swaps as an increase in the underlying long-term debt. The remaining unrealized gain was $5.2 million and $8.0 million at December 31, 2006 and 2005, respectively.
In November 1998, the company issued notes having an aggregate principal amount of $200.0 million. The notes are unsecured, senior obligations of the company that mature on December 1, 2008, and bear interest at 5.875% per annum, payable semi-annually on June 1 and December 1 of each year. The notes have no sinking fund requirement but are redeemable, in whole or in part, at the option of the company. The company incurred debt issuance costs aggregating $10.5 million, including a loss of $6.5 million related to closed Treasury rate lock agreements originally entered into as a hedge against changes in interest rates relative to the anticipated issuance of these notes.
The company has debentures outstanding, issued in June 1995, in an aggregate principal amount of $100.0 million. These debentures are unsecured, senior obligations of the company that mature on June 15, 2025, and bear interest at an annualized rate of 7.25%, payable semi-annually on June 15 and December 15 of each year. The debentures are not redeemable prior to maturity and are not subject to any sinking fund requirements.
Interest paid, net of amounts capitalized, was $98.2 million, $104.3 million and $80.0 million during 2006, 2005 and 2004, respectively. The company capitalizes interest on qualifying capital projects. The amount of interest capitalized during 2006, 2005 and 2004 amounted to $1.5 million, $0.7 million and $0.6 million, respectively.
Note 8 - FINANCIAL INSTRUMENTS
The company has various financial instruments, including cash and short-term investments, investments in nonconsolidated companies, foreign currency forward contracts, commodity forward contracts, interest rate swaps and short-term and long-term debt. The company has determined the estimated fair value of these financial instruments by using available market information and generally accepted valuation methodologies. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts. The estimated fair value of the company’s debt instruments at December 31, 2006 and 2005 approximated $1,533.5 million and $1,687.0 million, compared with the carrying value of $1,541.7 million and $1,670.8 million, respectively.
The company is exposed to market risk from changes in interest rates. The company’s policy is to manage interest expense using a mix of fixed-rate and variable-rate debt. To manage this mix in a cost-efficient manner, the company may enter into interest rate swaps in which the company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Interest payments receivable and payable under the terms of the interest rate swap agreements are accrued over the period to which the payment relates and the net difference is treated as an adjustment of interest expense related to the underlying liability.
In November 2004, the company entered into interest rate swap agreements that effectively convert the interest on $200.0 million of outstanding 4.625% notes due 2009 to a variable rate of six-month LIBOR plus 40 basis points. The fair value of the interest rate swaps included in long-term debt was $(4.1) million and $(4.3) million at December 31, 2006 and 2005, respectively. In June 2004, the company entered into interest rate swap agreements that effectively convert the interest on $200.0 million of outstanding 5.875% notes due 2008 to a variable rate of six-month LIBOR plus 111 basis points. The fair value of the interest rate swaps included in long-term debt was $(1.1) million and $(0.6) million at December 31, 2006 and 2005, respectively. These swaps are designated as fair-value hedges of underlying fixed-rate debt obligations and are recorded as an adjustment to long-term debt and noncurrent assets or liabilities. These interest rate swaps qualify for the short-cut method for assessing hedge effectiveness per SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Changes in fair value of the swaps are offset by the change in fair value of the underlying debt. As a result, there was no impact to earnings in 2006 or 2005 due to hedge ineffectiveness.
The company also had an interest rate swap agreement that matured in October 2006 that exchanged variable-rate interest obligations for a fixed rate on a notional principal amount of Japanese yen 500.0 million. This interest rate swap was designated as a cash-flow hedge.
In April 2004, the company terminated interest rate swap agreements resulting in a pretax charge of $2.9 million recognized in 2004. The interest rate swap, which had an original expiration date of March 2005, exchanged variable-rate interest obligations on a notional principal amount of $50.0 million for a fixed rate of 7.6%. The company terminated the interest rate swap as a result of the company’s debt and commercial paper credit rating being downgraded upon the announcement of the Noveon International acquisition effectively eliminating the company’s access to the commercial paper market.
In June 2004, the company entered into several Treasury rate lock agreements with an aggregate notional principal amount of $900.0 million, all maturing September 30, 2004, whereby the company had locked in Treasury rates relating to a portion of the then anticipated public debt securities issuance. These rate locks were designated as cash-flow hedges of the forecasted semi-annual interest payments associated with the expected debt issuance. In September 2004, the company incurred a pretax loss on the termination of these agreements in an aggregate amount of $73.9 million. Gains and losses on terminations of Treasury rate lock agreements designated as cash-flow hedges are deferred and amortized as an adjustment to interest expense over the life of the corresponding debt issuance using the effective interest method. The unamortized balance of the Treasury rate lock recorded in accumulated other comprehensive income, net of tax, was $41.2 million and $44.5 million at December 31, 2006 and 2005, respectively.
The company is exposed to the effect of changes in foreign currency rates on its earnings and cash flow as a result of doing business internationally. In addition to working capital management, pricing and sourcing, the company selectively uses foreign currency forward contracts to lessen the potential effect of currency changes. The maximum amount of foreign currency forward contracts outstanding at any one time was $35.5 million in 2006, $34.4 million in 2005 and $140.8 million in 2004. At December 31, 2006, the company had short-term forward contracts to buy or sell currencies at various dates during 2007 for $28.8 million. At December 31, 2005, the company had short-term forward contracts to buy or sell currencies at various dates during 2006 for $27.3 million. Changes in the fair value of these contracts are recorded in other income. The fair value of these instruments at December 31, 2006 and 2005, and the related adjustments recorded in other income, were an unrealized gain (loss) of $0.2 million and $(0.2) million, respectively.
The company is exposed to market risk from changes in commodity prices. The company uses financial instruments to manage the cost of natural gas and electricity purchases. These contracts have been designated as cash-flow hedges and, accordingly, any effective unrealized gains or losses on open contracts are recorded in other comprehensive income or loss, net of related tax effects. At December 31, 2006 and 2005, the notional amounts of open contracts totaled $15.0 million and $10.1 million, respectively. A hedge liability of $1.9 million ($1.2 million net of tax) and $0.9 million ($0.6 million net of tax) was recorded at December 31, 2006 and 2005, respectively, which represents the net unrealized losses or gains based upon current futures prices at that date. Ineffectiveness was determined to be immaterial in 2006 and 2005. Contract maturities are less than 12 months. As such, the company expects that all of these losses will be reclassified into earnings within the next 12 months.
Note 9 - OTHER BALANCE SHEET INFORMATION

	2006	2005
Receivables:
Customers	$509.3	$533.9
Affiliates	4.0	8.1
Other	60.3	43.6

Total	$573.6	$585.6

Receivables are net of allowance for doubtful accounts of $7.5 million and $10.1 million at December 31, 2006 and 2005, respectively.

	2006	2005
Property and equipment - at cost:
Land and improvements	$177.0	$178.0
Buildings and improvements	457.8	456.2
Machinery and equipment	1,820.2	1,912.2
Construction in progress	91.0	75.1

Total	$2,546.0	$2,621.5

Depreciation expense of property and equipment from continuing operations was $133.3 million, $139.4 million and $115.4 million in 2006, 2005 and 2004, respectively. Depreciation expense of property and equipment from discontinued operations was $4.4 million, $15.2 million and $21.3 million in 2006, 2005 and 2004, respectively.

	2006	2005
Accrued expenses and other current liabilities:
Employee compensation	$ 108.1	$ 99.4
Income taxes	48.5	56.3
Sales allowances and rebates	33.8	30.3
Taxes other than income	31.2	31.2
Interest	17.9	17.6
Other	50.7	50.8

Total	$ 290.2	$ 285.6

Dividends payable at December 31, 2006 and 2005 were $17.9 million and $17.7 million, respectively, and are included in accounts payable in the consolidated balance sheet.
Note 10 - SHAREHOLDERS’ EQUITY
The company has 147.0 million authorized shares consisting of 2.0 million shares of serial preferred stock, 25.0 million shares of serial preference shares and 120.0 million common shares, each of which is without par value. Common shares outstanding exclude common shares held in treasury of 17.2 million and 18.2 million at December 31, 2006 and 2005, respectively.
In September 2004, the company issued and sold 13.4 million common shares at a price of $33.25 per share. Net proceeds from the sale of common shares were $427.2 million and were used primarily to repay the temporary bridge loan that financed a portion of the Noveon International acquisition. In October 2004, the company issued an additional 1.3 million common shares at a price of $33.25 per share due to the exercise of the over-allotment option relating to the September common share offering. This issuance generated net proceeds to the company of $42.8 million, which were utilized to prepay $40.0 million in term loan debt.
The company has a shareholder rights plan under which one right to buy one-half common share has been distributed for each common share held. The rights may become exercisable under certain circumstances involving actual or potential acquisitions of 20% or more of the common shares by a person or affiliated persons who acquire stock without complying with the requirements of the company’s articles of incorporation. The rights would entitle shareholders, other than this person or affiliated persons, to purchase common shares of the company or of certain acquiring persons at 50% of the then current market value. At the option of the directors, the rights may be exchanged for common shares, and may be redeemed in cash, securities or other consideration. The rights will expire in October 2007.

Accumulated other comprehensive (loss) income shown in the consolidated statements of shareholders’ equity at December 31, 2006, 2005 and 2004 is comprised of the following:

			Unrealized	Unrecognized
	Foreign		Gains	Pension Plan	Accumulated
	Currency	Treasury	(Losses)	and Other	Other
	Translation	Rate	on Interest	Postretirement	Comprehensive
	Adjustment	Locks	Rate Swaps	Benefit Costs	(Loss) Income
Balance, January 1, 2004, as previously reported	$ (4.1)	$ –	$ (1.8)	$ (30.1)	$ (36.0)
Restatement adjustments, see Note 20	(1.8)	–	–	–	(1.8)

Balance, January 1, 2004, as restated	(5.9)	–	(1.8)	(30.1)	(37.8)
Other comprehensive income (loss):
Pretax	96.5	(72.9)	3.2	1.9	28.7
Tax benefit (provision)	(1.9)	25.5	(1.1)	(0.7)	21.8

Total	94.6	(47.4)	2.1	1.2	50.5

Balance, December 31, 2004, as restated	88.7	(47.4)	0.3	(28.9)	12.7
Other comprehensive (loss) income:
Pretax	(117.3)	4.4	–	(19.1)	(132.0)
Tax benefit (provision)	1.9	(1.5)	–	5.4	5.8

Total	(115.4)	2.9	–	(13.7)	(126.2)

Balance, December 31, 2005, as restated	(26.7)	(44.5)	0.3	(42.6)	(113.5)
Other comprehensive income (loss):
Pretax	79.2	5.0	–	46.8	131.0
Tax benefit (provision)	0.1	(1.7)	–	(13.9)	(15.5)

Total	79.3	3.3	–	32.9	115.5
Adjustment to recognize pension and other postretirement benefit plans funded status:
Pretax	–	–	–	(92.8)	(92.8)
Tax benefit	–	–	–	30.0	30.0

Total	–	–	–	(62.8)	(62.8)

Balance, December 31, 2006, as restated	$ 52.6	$ (41.2)	$ 0.3	$ (72.5)	$ (60.8)

Note 11 - OTHER INCOME - NET

	2006	2005	2004
Settlement of insurance and legal matters	$ 10.4	$ –	$ –
Currency exchange / transaction (loss) gain	(2.9)	(0.6)	6.6
Equity earnings of nonconsolidated companies	1.0	0.8	0.8
Other - net	–	1.6	(1.8)

Total	$ 8.5	$ 1.8	$ 5.6

Dividends received from nonconsolidated companies were $0.2 million in 2006, $0.9 million in 2005 and $0.4 million in 2004.
Note 12 - INCOME TAXES
Income from continuing operations before income taxes consists of the following:

	2006	2005	2004
United States	$ 75.5	$ 40.2	$ 32.2
Foreign	186.5	200.0	102.3

Total	$ 262.0	$ 240.2	$ 134.5

The provision for income taxes from continuing operations consists of the following:

	2006	2005	2004
Current:
United States:
Federal	$ (3.9)	$ 4.0	$ 1.4
State	(0.7)	(0.2)	1.4
Foreign	48.2	67.5	40.9

	43.6	71.3	43.7

Deferred:
United States:
Federal	28.6	9.5	17.5
State	8.5	6.1	(1.0)
Foreign	1.5	(6.1)	(11.2)

	38.6	9.5	5.3

Total	$ 82.2	$ 80.8	$ 49.0

The differences between the provision for income taxes at the U.S. statutory rate and the tax shown in the consolidated statements of income are summarized as follows:

	2006	2005	2004
Tax at statutory rate of 35%	$ 91.7	$ 84.1	$ 47.1
U.S. and foreign tax on foreign dividends	7.7	8.1	13.8
U.S. tax benefit on exports	(4.1)	(5.0)	(1.8)
State and local income taxes	5.1	3.8	0.3
Untaxed translation gains	(0.5)	(0.8)	(2.5)
Provision impacts of foreign operations	(19.3)	(11.4)	(7.9)
Other - net	1.6	2.0	–

Provision for income taxes	$ 82.2	$ 80.8	$ 49.0

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

	2006	2005
Deferred tax assets:
Accrued compensation and benefits	$ 148.4	$ 116.6
Inventory	22.4	16.7
Cash flow hedges	22.9	24.3
Net operating losses and tax credits carried forward	29.9	94.9
Other	23.8	27.0

Total gross deferred tax assets	247.4	279.5
Less valuation allowance	(17.8)	(18.1)

Net deferred tax assets	229.6	261.4

Deferred tax liabilities:
Depreciation and other basis differences	203.8	233.5
Foreign subsidiary and affiliate undistributed earnings	7.9	6.5
Other	11.9	13.5

Total gross deferred tax liabilities	223.6	253.5

Net deferred tax assets	$ 6.0	$ 7.9

At December 31, 2006, the company had U.S. tax credit carryforwards and state and foreign net operating loss carryforwards (NOLs). The company’s U.S. tax credits totaled $15.3 million, of which $8.4 million expire in 2007 through 2026, and $6.9 million have no expiration. The company had $9.3 million of state tax benefit from NOLs, which expire in 2007 through 2026. Foreign NOLs totaled $18.6 million, of which $15.0 million expire in 2008 through 2021 and $3.6 million, which can be carried forward indefinitely. Additionally, the company has incurred losses in a foreign jurisdiction where realization of the future economic benefit is so remote that the benefit is not reflected as a deferred tax asset.
Gross deferred tax assets as of December 31, 2006 and 2005 were reduced by valuation allowances of $17.8 million and $18.1 million, respectively, to reflect the amounts expected to be realized. Of the $17.8 million in valuation allowances at December 31, 2006, $10.2 million relates to certain Noveon International deferred tax assets existing at the time of the 2004 acquisition. Any reversal of this portion of the valuation allowance reduces goodwill. No valuation allowance has been recognized against the U.S. tax credits because management believes that the company will generate sufficient future taxable income during the carryforward period in order to utilize these credits.

U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries, which are considered to be indefinitely reinvested in the operations of such subsidiaries. The amount of these earnings was approximately $718.3 million at December 31, 2006. Determination of the net amount of unrecognized taxes with respect to these earnings is not practicable.
Income taxes paid during 2006, 2005 and 2004 were $72.9 million, $75.7 million and $34.6 million, respectively.
Note 13 - PENSION, PROFIT SHARING AND OTHER POSTRETIREMENT BENEFIT PLANS
The company has noncontributory defined benefit pension plans covering most employees. Pension benefits under these plans are based on years of service and the employee’s compensation. The company’s funding policy in the United States is to contribute amounts to satisfy the funding standards of the Internal Revenue Code of 1986, as amended (IRC), and the Employee Retirement Income Security Act of 1974, as amended, and elsewhere to fund amounts in accordance with local regulations. Several of the company’s smaller defined benefit plans are not funded.
The investment objective of the funded pension plans sponsored by the company and certain subsidiaries is to assure the timely payment of promised benefits at a minimum cost consistent with prudent standards of investment, given the strength of the company and the subsidiaries, their earnings record, the adequacy of each plan’s funding and the age of each entity’s work force. The plans utilize diversified investment portfolios and seek to earn returns consistent with a reasonable level of risk. The long-term expected return on plan assets used to determine the net periodic pension cost is based upon each entity’s investment allocation and anticipated returns for specific investment classes. In 2006, the company lowered the expected long-term rate of return assumption for the U.S. pension plans 25 basis points to 8.25% (7.48% on a weighted-average basis for all plans) based on investment mix and projected market conditions.
As long-term asset allocation is recognized as the primary determinant of performance, the sponsoring entities generally utilize the following asset allocation targets to achieve their plan investment objectives: 70% equity securities and 30% debt securities. The non-U.S. plans have a slightly higher allocation to debt securities than the U.S. plans. As appropriate, allocation targets and ranges may be established for various subcategories. Allocations are reviewed periodically and adjusted as necessary. In January 2005, the company transferred the Noveon International U.S. pension assets into one master trust arrangement with the company’s existing U.S. pension plans. As a result, the combined assets are subject to the same overall investment strategy and management.
Approved pension plan investments include, but are not limited to: equities, fixed-income securities, venture capital, cash and cash equivalent instruments and such other instruments (including mutual fund investments), as the company may approve. Investments in tax-exempt securities, commodities and options, other than covered calls, and the use of leverage are prohibited. Plan investment managers may use derivatives to hedge currency risk and to maintain full investment. Any other use of derivative instruments must be approved by the sponsoring entity.
The market values of pension plan assets are compared periodically to the value of plan benefit obligations. The future value of assets, as calculated based on the expected long-term rate of return, are also compared to expected future plan benefit distributions and contributions to determine the sufficiency of expected plan funding levels. Investment asset allocations are revised as appropriate.
Plan assets are invested in marketable equity securities and fixed-income instruments. The allocation of pension plan assets by major asset class is shown below on a weighted-average basis:

	Percentage of Plan
	Assets
	at December 31
	2006	2005
Asset category:
Equity securities	73%	72%
Debt securities	27%	28%

Total	100%	100%

No equity or debt securities of the company or any of its subsidiaries were included in the pension plans’ assets in 2006 and 2005, respectively.

The company also provides certain non-pension postretirement benefits, primarily health care and life insurance benefits, for retired employees. Most of the legacy Lubrizol full-time employees in the United States may become eligible for health care benefits upon retirement. Full-time employees who retired between January 1, 1992 and December 31, 2002 are also eligible for life insurance benefits. Participants contribute a portion of the cost of these benefits. The company’s non-pension postretirement benefit plans are not funded. As part of the Noveon International integration efforts to provide consistent benefits, the company communicated to employees in May 2005 changes to the benefits structure of certain of its U.S. pension and postretirement benefit plans. This communication triggered a remeasurement of the related benefit obligations and net periodic benefit cost in 2005 for both the legacy Noveon International U.S. pension plans as well as for the U.S. postretirement benefit plan. The net impact of the benefit and actuarial assumption changes reduced the company’s aggregate net periodic pension and postretirement benefit cost by $3.5 million in 2005. The annualized savings resulting from this benefits change is estimated to be approximately $5.3 million.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a plan’s funded status in comprehensive income in the year in which the changes occur. SFAS No. 158’s requirement to recognize a plan’s funded status and new disclosure requirements are effective for the company as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the company’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Currently, the company measures plan assets as of the date of its fiscal year-end. The company adopted the required provisions of SFAS No. 158 on December 31, 2006.
The incremental effects of adopting SFAS No. 158 on the company’s consolidated balance sheet at December 31, 2006 were as follows:

	Balance Before		Balance After
	Applying	SFAS No. 158	Applying
	SFAS No. 158	Adjustments	SFAS No. 158
Current assets:
Other current assets	$104.9	$(6.9)	$98.0
Noncurrent assets:
Other assets	$65.5	$1.2	$66.7
Intangible assets - net	$329.2	$(6.4)	$322.8

Total assets	$4,403.0	$(12.1)	$4,390.9

Current liabilities:
Accrued expenses and other current liabilities	$287.2	$3.0	$290.2
Noncurrent liabilities:
Pension obligations	$149.1	$88.8	$237.9
Other postretirement health care obligations	$104.7	$(11.2)	$93.5
Deferred income taxes	$110.3	$(29.9)	$80.4

Total liabilities	$2,605.8	$50.7	$2,656.5

Accumulated other comprehensive income (loss)	$2.0	$(62.8)	$(60.8)

Total shareholders’ equity	$1,745.9	$(62.8)	$1,683.1

The change in the projected benefit obligation and plan assets for 2006 and 2005 and the amounts recognized in the consolidated balance sheets at December 31 of the company’s defined benefit pension and non-pension postretirement plans were as follows:

	Pension Plans		Other Benefits
	2006	2005	2006	2005
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$659.8	$576.2	$103.2	$131.5
Service cost	31.7	29.3	1.8	2.2
Interest cost	34.9	32.2	5.4	6.4
Plan participants’ contributions	0.9	0.8	3.6	3.3
Actuarial (gain) loss	(21.0)	76.1	(0.7)	(8.5)
Currency exchange rate change	35.0	(29.3)	1.1	(1.0)
Plan amendments	2.5	2.3	–	(22.1)
Settlements / curtailments	(2.8)	(1.0)	(1.5)	–
Divestitures	(3.6)	–	(6.2)	–
Benefits paid	(26.4)	(26.8)	(8.4)	(8.6)

Benefit obligation at end of year	711.0	659.8	98.3	103.2

Change in Plan Assets:
Fair value of plan assets at beginning of year	401.1	358.7	–	–
Actual return on plan assets	50.6	46.1	–	–
Employer contributions	24.0	38.7	4.8	5.3
Settlements	–	(0.9)	–	–
Plan participants’ contributions	0.9	0.8	3.6	3.3
Currency exchange rate change	19.9	(15.5)	–	–
Adjustments	1.2	–	–	–
Benefits paid	(26.4)	(26.8)	(8.4)	(8.6)

Fair value of plan assets at end of year	471.3	401.1	–	–

Funded Status	$(239.7)	(258.7)	$(98.3)	(103.2)

Items not yet recognized as a component of net periodic pension and other postretirement benefit cost (credit):
Unrecognized net loss	$92.3	150.0	27.2	35.5
Unrecognized net transition obligation	0.4	1.0	2.9	3.3
Unrecognized prior service cost (credit)	25.0	24.8	(41.4)	(49.7)

Total	$117.7	175.8	$(11.3)	(10.9)

Net amounts recognized		$(82.9)		$(114.1)

Net amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$1.0	$0.3	$–	$–
Intangible asset	–	7.5	–	–
Accrued benefit liability	(240.7)	(151.5)	(98.3)	(114.1)

Funded Status	$(239.7)		$(98.3)

Accumulated other comprehensive loss		60.8		–

Net amounts recognized		$(82.9)		$(114.1)

The accumulated benefit obligation for all defined benefit pension plans was $554.6 million and $528.7 million at December 31, 2006 and 2005, respectively. The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $697.4 million and $456.6 million, respectively, at December 31, 2006, and $655.8 million and $396.5 million, respectively, at December 31, 2005. The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $539.0 million and $450.6 million, respectively, at December 31, 2006 and $321.6 million and $190.0 million, respectively, at December 31, 2005.
The company amortizes gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, over the average remaining service period of participating employees expected to receive benefits under the plans.
Net periodic pension cost of the company’s defined benefit pension plans consists of:

	2006	2005	2004
Service cost - benefits earned during period	$31.7	$29.3	$23.3
Interest cost on projected benefit obligation	34.9	32.2	28.7
Expected return on plan assets	(28.3)	(26.9)	(27.5)
Amortization of prior service costs	2.5	2.4	1.8
Amortization of initial net obligation (asset)	0.7	0.7	(0.1)
Recognized net actuarial loss	8.5	5.5	3.8
Settlement / curtailment loss	2.9	0.3	7.7

Net periodic pension cost	$52.9	$43.5	$37.7

The company recorded a $7.7 million settlement charge in 2004 primarily associated with workforce reductions announced in June 2004 in the United States.

The amount of net loss and prior service cost that is expected to be recognized as a component of net periodic benefit cost in 2007 is $4.9 million and $2.7 million, respectively.

Net periodic non-pension postretirement benefit cost consists of:
	2006	2005	2004
Service cost - benefits earned during period	$1.8	$2.2	$2.9
Interest cost on projected benefit obligation	5.4	6.4	7.3
Amortization of prior service credits	(8.4)	(7.7)	(6.3)
Amortization of initial net obligation	0.4	0.4	0.4
Recognized net actuarial loss	1.8	2.1	2.5
Settlement / curtailment loss	(1.1)	–	–

Net periodic non-pension postretirement benefit (credit) cost	$(0.1)	$3.4	$6.8

The amount of net loss, prior service cost (credit) and transition obligation that is expected to be recognized as a component of net periodic non-pension postretirement benefit cost (credit) in 2007 is $1.3 million, $(6.8) million and $0.4 million, respectively.

The company’s actuarial assumptions used to determine benefit obligations and earnings effects for its defined benefit pension and non-pension postretirement plans are as follows:

	Pension Plans		Other Benefits
	2006	2005	2006	2005
The weighted-average assumptions used to determine benefit obligations at December 31:
Measurement date	12/31	12/31	12/31	12/31
Discount rate	5.63%	5.25%	5.99%	5.50%
Rate of compensation increase	3.99%	3.92%	*	*

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.25%	5.72%	5.50%	6.20%
Expected long-term return on plan assets	7.48%	7.71%	*	*
Rate of compensation increase	3.92%	4.03%	*	*
*         Disclosure not applicable
The following table shows the amounts the company contributed to its postretirement plans in 2005 and 2006 and the expected contributions for 2007:

	Pension	Other
	Plans	Plans	Total
2005	$ 38.7	$ 6.4	$ 45.1
2006	24.0	4.8	28.8
2007 (expected)	61.3	4.8	66.1
Expected employer contributions for pension benefits in 2007 include $1.8 million for unfunded plans. The expected contributions to these plans represent an actuarial estimate of future assumed payments based on historic retirement and payment patterns. Actual amounts paid could differ from this estimate.
Contributions by participants to the other benefit plans were $3.6 million and $3.3 million for the years ended December 31, 2006 and 2005, respectively.
The following table shows the benefits expected to be paid in each of the next five years and the aggregate benefits expected to be paid for the subsequent five years:

	Pension	Other	Total
	Benefits	Benefits	Benefits
2007	$ 28.8	$ 4.8	$ 33.6
2008	30.4	5.1	35.5
2009	32.6	5.5	38.1
2010	36.8	5.9	42.7
2011	38.7	6.4	45.1
2012-2016	225.7	37.1	262.8
The other benefits in the above table are presented net of expected Medicare Part D subsidy payments of $0.7 million in 2007, $0.8 million in 2008, $0.9 million in 2009, $1.0 million in 2010, $1.1 million in 2011 and $6.7 million in 2012 - 2016. The weighted average of the assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation for the company’s postretirement benefit plans at December 31, 2006 was 9.11% (8.01% at December 31, 2005), with subsequent annual decrements to an ultimate trend rate of 5.14% by 2012. The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rate would have the following effects as of and for the year ended December 31, 2006:

One-Percentage-Point
	Increase	Decrease
Effect on postretirement benefit obligation	$ 11.9	$ (10.2)
Effect on total service and interest cost components	$ 0.9	$ (0.8)
The company also has defined contribution plans, principally involving profit sharing plans and / or 401(k) savings plans, covering most employees in the United States and at certain non-U.S. subsidiaries. Expense for all defined contribution retirement plans was $16.3 million in 2006, $15.3 million in 2005 and $12.8 million in 2004.
Note 14 - LEASES
The company has commitments under operating leases primarily for office space, terminal facilities, land, railcars and various computer and office equipment. Rental expense from continuing operations was $26.4 million in 2006, $28.2 million in 2005 and $25.3 million in 2004. Future minimum rental commitments under operating leases having initial or remaining non-cancelable lease terms exceeding one year are $17.1 million in 2007, $13.8 million in 2008, $9.2 million in 2009, $8.0 million in 2010, $5.6 million in 2011 and $8.6 million thereafter.
Note 15 - SEGMENT AND GEOGRAPHIC INFORMATION
The company is organized into two operating and reporting segments. The company changed the names of its two reporting segments in 2007. The new segment names are Lubrizol Additives, previously known as Lubricant Additives, and Lubrizol Advanced Materials, previously known as Specialty Chemicals. The change was in name only as the management structure of the segments and product lines included in each segment remained unchanged. The Lubrizol Additives segment represented 64% of the company’s consolidated revenues for 2006 and is comprised of the company’s businesses in engine additives and driveline and industrial oil additives. The Lubrizol Advanced Materials segment represented 36% of the company’s consolidated revenues for 2006 and is comprised of the businesses in Noveon consumer specialties, engineered polymers and performance coatings.
Lubrizol Additives consists of two product lines: engine additives and driveline and industrial oil additives. Engine additives is comprised of additives for lubricating engine oils, such as for gasoline, diesel, marine and stationary gas engines and additive components, additives for fuel products and refinery and oil field chemicals, as well as outsourcing strategies for supply chain and knowledge center management. In addition, this product line sells additive components and viscosity improvers within its lubricant and fuel additives product areas. Driveline and industrial oil additives is comprised of additives for driveline oils, such as automatic transmission fluids, gear oils and tractor lubricants and industrial oil additives, such as additives for hydraulic, grease and metalworking fluids, as well as compressor lubricants. Lubrizol Additives product lines generally are produced in company-owned shared manufacturing facilities and largely sold to a common customer base. During 2005, the company sold the equipment companies, ECS and LPS, and recorded the results of operations of these businesses in the (loss) income from discontinued operations - net of tax line item in the consolidated statements of income in 2005 and 2004 (see Note 4).
The Lubrizol Advanced Materials segment consists of Noveon consumer specialties, engineered polymers and performance coatings product lines. The Noveon consumer specialties product line is characterized by global production of acrylic thickeners, specialty monomers, film formers, fixatives, emollients, silicones, surfactants, botanicals and process chemicals. The company markets products in the Noveon consumer specialties product line to the personal care and pharmaceutical primary end-use industries. The Noveon consumer specialties products are sold to customers worldwide and these customers include major manufacturers of cosmetics, personal care products, water soluble polymers and household products. The engineered polymers product line is characterized by products such as TempRite® engineered polymers and Estane® thermoplastic polyurethane. Engineered polymers products are sold to a diverse customer base comprised of major manufacturers in the construction, automotive, telecommunications, electronics and recreation industries. The performance coatings product line includes high-performance polymers and additives for specialty paper, graphic arts, paint and textile coatings applications. During the second quarter of 2006, the company completed the sale of the FIIS and A&I businesses, while the sale of the Telene business was completed during the first quarter of 2006. The company recorded the results of operations of these divested businesses in the (loss) income from discontinued operations - net of tax line item in the consolidated statements of income for all periods presented (see Note 4).
The company primarily evaluates performance and allocates resources based on segment operating income, defined as revenues less expenses identifiable to the product lines included within each segment, as well as projected future returns. Segment operating income reconciles to consolidated income from continuing operations before income taxes by deducting corporate expenses and corporate other (expense) income that are not attributed to the operating segments, restructuring and impairment charges, the write-off of acquired IPR&D and net interest expense.

The following table summarizes the results of the company’s reportable segments for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Lubrizol Additives:
Revenues from external customers	$2,600.5	$2,280.0	$1,998.6
Equity earnings	1.0	0.8	0.8
Amortization of intangibles	3.1	3.0	3.0
Operating income	303.0	263.3	238.2
Total assets	1,397.6	1,324.0	1,341.9
Capital expenditures	77.1	70.0	82.4
Depreciation	71.7	79.7	86.2
Lubrizol Advanced Materials:
Revenues from external customers	$1,440.3	$1,342.2	$865.8
Amortization of intangibles	20.6	20.5	13.9
Operating income	167.6	150.9	78.6
Total assets	2,193.7	2,536.8	2,733.3
Capital expenditures	40.2	51.3	40.1
Depreciation	61.0	59.0	28.1

Corporate:
Total assets	$799.6	$510.4	$495.9
Capital expenditures	8.4	0.6	0.1
Depreciation	0.6	0.7	1.1

Discontinued operations:
Capital expenditures	$5.2	$14.8	$10.6
Depreciation	4.4	15.2	21.3

Reconciliation to income from continuing operations before income taxes:
Segment operating income	$470.6	$414.2	$316.8
Corporate expenses	(73.6)	(61.1)	(44.1)
Corporate other (expense) income - net	(3.8)	–	6.2
Write-off of acquired IPR&D	–	–	(34.0)
Restructuring and impairment charges	(51.9)	(15.9)	(38.1)
Interest expense - net	(79.3)	(97.0)	(72.3)

Income from continuing operations before income taxes	$262.0	$240.2	$134.5

Revenues from external customers by product line are as follows:

	2006	2005	2004
Engine additives	$1,665.4	$1,404.7	$1,222.7
Driveline and industrial oil additives	935.1	875.3	775.9

Total Lubrizol Additives	2,600.5	2,280.0	1,998.6

Performance coatings	543.7	537.6	366.2
Engineered polymers	523.1	462.3	260.2
Noveon consumer specialties	373.5	342.3	239.4

Total Lubrizol Advanced Materials	1,440.3	1,342.2	865.8

Total revenues from external customers	$4,040.8	$3,622.2	$2,864.4

Revenues are attributable to countries based on the location of the customer. The United States is the only country where sales to external customers comprise in excess of 10% of the company’s consolidated revenues. Revenues from external customers by geographic zone are as follows:

	2006	2005	2004
United States	$1,637.0	$1,492.3	$1,159.1
Other North America	187.2	178.3	151.0
Europe	1,144.7	1,045.0	835.7
Asia-Pacific / Middle East	823.5	708.8	560.5
Latin America	248.4	197.8	158.1

Total revenues from external customers	$4,040.8	$3,622.2	$2,864.4

The company’s sales and receivables are concentrated in the oil and chemical industries. Lubrizol Additives’ customers consist primarily of oil refiners and independent oil blenders located in more than 100 countries. The 10 largest customers, most of which are international oil companies and a number of which are groups of affiliated entities, comprised approximately 39%, 39% and 42% of consolidated net sales in 2006, 2005 and 2004, respectively. In 2006, 2005 and 2004, there was no single customer that accounted for more than 10% of consolidated net sales.
Segment assets include receivables, inventories and long-lived assets including goodwill and intangible assets. Corporate assets include cash and short-term investments and other current and noncurrent assets.
The company’s principal long-lived assets are located in the following countries at December 31:

	2006	2005
United States	$1,525.3	$1,827.8
Belgium	375.1	346.1
United Kingdom	154.4	152.5
France	103.9	79.3
Hong Kong	77.5	78.7
China	45.1	45.5
Germany	34.5	31.6
Other	164.4	166.3

Total long-lived assets	$2,480.2	$2,727.8

Income from continuing operations of non-U.S. subsidiaries was $136.8 million in 2006, $138.6 million in 2005 and $72.6 million in 2004. Dividends received from these subsidiaries were $0.4 million, $151.8 million and $1.2 million in 2006, 2005 and 2004, respectively.
Note 16 - STOCK COMPENSATION PLANS
All references to the number of shares and share units in this Note are based on actual share and unit numbers and are not shown in millions.
Effective January 1, 2006, the company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The company recognizes these compensation costs, net of a forfeiture rate, on a straight-line basis over the requisite service period of the award. The company estimates the forfeiture rate based on its historical experience during the preceding 10 years. The impact of adopting SFAS No. 123R in 2006 resulted in an increase in compensation expense of $2.4 million pretax ($1.6 million after-tax).
Prior to January 1, 2006, the company accounted for stock-based compensation using the intrinsic value method under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees” and related Interpretations and applied SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” for disclosure purposes only. SFAS No. 123 disclosures included pro forma net income and earnings per share as if the fair value-based method of accounting had been used. Under the provisions of APB No. 25, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.
The company utilizes the 2005 Stock Incentive Plan (2005 Plan) and other deferred compensation plans to provide equity awards to its key employees. The 2005 Plan, approved by the company’s shareholders on April 25, 2005, provides for the granting of restricted and unrestricted shares and options to buy common shares up to an amount equal to 4,000,000 common shares, of which no more than 2,000,000 can be settled as full-value awards. After the 2,000,000 limit has been reached, full-value awards are counted in a 3-to-1 ratio against the 4,000,000 limit. Options are intended either to qualify as “incentive stock options” under the IRC, or to be “non-statutory stock options” not intended to so qualify. Under the 2005 Plan, options generally become exercisable 50% one year after date of grant, 75% after two years, 100% after three years and expire up to 10 years after grant. The 2005 Plan generally supersedes the 1991 Stock Incentive Plan (1991 Plan), which was terminated by the board of directors with respect to future grants effective November 15, 2004. Options outstanding at December 31, 2006 for all grants under the 1991 Plan are fully vested and remain exercisable until their expiration dates. The exercise price of stock options granted under the 2005 Plan is not less than the fair market value of the shares on the date of grant. The 2005 Plan permits the granting of stock appreciation rights in connection with the grant of options. In addition, the 2005 Plan provides each nonemployee director of the company an automatic annual grant of restricted stock units worth $0.1 million, based on the fair market value of the company’s common shares on the date of the Annual Meeting of Shareholders. The restricted stock units generally vest one year after the grant date. For all grants made prior to November 14, 2006, fair market value was defined as the average of the high and low common share prices of the company on the date of grant. For grants made on or after November 14, 2006, fair market value is defined as the closing price of the company’s common shares on the date of grant.
Under the 1991 Plan, the company had granted performance share stock awards to certain executive officers. Common shares equal to the number of performance share stock awards granted were to be issued if the market price of the company’s common stock reached $45.00 per common share for 10 consecutive trading days or on March 24, 2003, whichever occurred first. Under certain conditions such as retirement, a grantee of performance share stock awards could have been issued a pro-rata number of common shares. The company recognized compensation expense related to performance share stock awards ratably over the estimated period of vesting. On March 24, 2003, 3,500 shares were issued and 57,250 shares were deferred into share units under the deferred compensation plan for officers. The company allocated 933 and 1,404 share units under this plan in 2006 and 2005, respectively, which represent quarterly dividends paid on the company’s shares. As of December 31, 2006, 37,299 share units were outstanding.
Under the Supplemental Retirement Plan for Donald W. Bogus, an account is credited with 500 share units each year and is credited with additional share units for quarterly dividends paid on the company’s shares. When Mr. Bogus retires, the company will issue shares equal to the number of share units in his account or the cash equivalent. The company has allocated 54, 55 and 67 share units under this plan for 2006, 2005 and 2004, respectively, which represent quarterly dividends paid on the company’s shares. As of December 31, 2006, 2,336 share units were outstanding. For share units attributable to grants credited after January 1, 2004, the payment will be in cash.
Under the Deferred Stock Compensation Plan for Outside Directors, each nonemployee director received 500 share units each year on October 1 and is credited with additional share units for quarterly dividends paid on the company’s shares. When a participant ceases to be a director, the company issues shares equal to the number of share units in the director’s account. The company has allocated to nonemployee directors 877, 1,022 and 1,351 share units under this plan for 2006, 2005 and 2004, respectively, which represent quarterly dividends paid on the company’s shares. As of December 31, 2006, 35,563 share units were outstanding. No new grants have been made under this plan since January 1, 2004.
In addition, under the Deferred Compensation Plan for Directors, the company has allocated 669, 466 and 569 share units to nonemployee directors under this plan for 2006, 2005 and 2004, respectively. These share units continue to accrue quarterly dividends paid on the company’s shares. When a participant ceases to be a director, the company issues shares equal to the number of share units in the director’s account. As of December 31, 2006, 31,682 share units for nonemployee directors were outstanding.
Under the Executive Council Deferred Compensation Plan, participants may elect to defer any amount of their variable pay. Deferred amounts are converted into share units based on the current market price of the company’s shares. There is a 25% company match. Additional share units are credited for quarterly dividends paid on the company’s shares. At the end of the deferral period, which is at least three years, the company issues shares equal to the number of share units in the participant’s account. The company has allocated to executive officers 31,662, 19,840 and 16,743 share units under this plan in 2006, 2005 and 2004, respectively. As of December 31, 2006, 92,523 share units for executive officers were outstanding. For share units attributable to the company match credited after January 1, 2004, distributions will be made in cash.
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
Option activity under the 2005 Plan and 1991 Plan as of December 31, 2006 and changes during the year ended December 31, 2006 were as follows:

		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding, January 1, 2006	4,283,917	$32.35
Granted	–	–
Exercised	(938,950)	$31.03
Forfeited	(5,638)	$29.72

Outstanding, December 31, 2006	3,339,329	$32.72

Options exercisable, December 31, 2006	2,992,327	$31.93

The aggregate intrinsic value of options outstanding at December 31, 2006 based on the company’s closing stock price on the last trading day of 2006, which would have been received by the option holders had all options been exercised on that date was $58.1 million. The aggregate intrinsic value of options exercisable at December 31, 2006 based on the company’s closing stock price on the last trading day of 2006, which would have been received by the option holders had all options exercisable been exercised on that date, was $53.2 million. The total intrinsic value of stock options exercised was $13.5 million, $13.0 million and $3.6 million in 2006, 2005 and 2004, respectively. Intrinsic value is the amount by which the company’s closing share price exceeds the exercise price of the options multiplied by the number of in-the-money options. The weighted-average remaining contractual term of options outstanding and exercisable at December 31, 2006 was 5.4 years and 5.0 years.
The fair value of share-based payment awards are estimated using the Black-Scholes option pricing model. There were no stock options granted during 2006. The weighted-average fair value of stock options granted during 2005 and 2004 was $9.87 and $6.50, respectively.
Disclosures under the fair-value method are estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock option grants in the following years:

	2005	2004
Risk-free interest rate	4.3%	3.7%
Dividend yield	2.5%	3.5%
Volatility	21.2%	24.0%
Expected life (years)	8.0	10.0
If the fair-value method to measure compensation cost for the above plans and awards had been used, the compensation cost, which is required to be charged against income, would have been $6.5 million in 2005 and $6.0 million in 2004. See Note 2 for the pro forma presentation.
Cash received from option exercises and purchases under the 2005 Plan and 1991 Plan during 2006 was $31.3 million. The company realized a reduction in its income tax payable of $4.7 million in 2006 relating to the exercise of nonqualified stock options. For accounting purposes, these tax benefits were realized as increases in paid-in capital included in the common shares caption in the consolidated statement of shareholders’ equity.
As of December 31, 2006, there was $10.3 million of total before-tax unrecognized compensation cost related to nonvested stock-based awards. That cost is expected to be recognized over a weighted-average period of 1.6 years. The company is using previously purchased treasury shares for all net shares issued for option exercises, long-term incentive plans and restricted stock awards.
Nonvested restricted stock awards as of December 31, 2006 and changes during 2006 were as follows:

		Weighted-
		Average
	Share	Grant Date
	Units	Fair Value
Nonvested at January 1, 2006	58,689	$ 29.01
Granted	12,777	$ 42.27
Vested	13,689	$ 39.45
Forfeited	–	–

Nonvested at December 31, 2006	57,777	$ 29.46

Under the company’s long-term incentive program, dollar-based target awards were determined by the organization and compensation committee of the board of directors in December 2002, December 2003, February 2005 and December 2005 for the three-year performance periods of 2003-2005, 2004-2006, 2005-2007 and 2006-2008, respectively. The company recognized compensation expense of $4.9 million, $8.0 million and $5.1 million in 2006, 2005 and 2004, respectively, related to the cash portion of these awards that are not share-based. In addition, a portion of each of the awards was converted into a number of share units based on the price of the company common stock on the date of the award. There are no voting or dividend rights associated with the share units until the end of the performance period and a distribution of shares from the 2005 Plan, if any, is made. The target awards correspond to pre-determined three-year earnings before interest, taxes, depreciation and amortization (EBITDA) and/or earnings per share growth rate targets. In accordance with SFAS No. 123R, compensation expense for these performance awards, except for the 2004-2006 award, was calculated based on the grant-date fair value. The terms of the 2004-2006 award states that payment will be in cash and as such liability accounting was used for this award and compensation expense was calculated based on the year-end share closing price on December 31, 2006. In 2006, the award for the 2003-2005 performance period was paid. The company allocated 338 share units during 2006 for those participants who elected to defer their shares. As of December 31, 2006, 19,318 share units were outstanding.
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
The following table identifies the number of shares expected to be issued based on current performance measures and the stock price on the date of grant for the performance shares granted:

	Expected	Average
	Number of Units	Stock Price on
Award	to be Issued	Date of Grant
2004-2006 (a)	178,541	$ 30.65
2005-2007	216,388	$ 39.44
2006-2008	154,060	$ 43.07
(a)	On February 19, 2007, the organization and compensation committee of the board of directors approved the issuance of 178,541 share units in lieu of a cash distribution.
Performance-based stock awards as of December 31, 2006 and changes during 2006 were as follows:

		Weighted-
		Average
	Share	Grant Date
	Units	Fair Value
Nonvested at January 1, 2006	330,460	$41.13
Granted	—	—
Performance increase	39,988	$39.44
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2006	370,448	$40.95

The following table reflects the total stock-based compensation expense and the related tax benefit recognized in the consolidated statements of income for 2006, 2005 and 2004:

	2006	2005	2004
Restricted share units:
Long-term incentive program	$9.5	$7.8	$2.6
Other plans	3.3	2.3	1.1
Stock options	3.5	—	—

Total	$16.3	$10.1	$3.7

Tax benefit	$6.1	$3.8	$1.4

The following table summarizes information about stock options outstanding, excluding the performance share stock awards, restricted share stock awards and long-term incentive plan awards at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/31/06	Life	Price	at 12/31/06	Price
$ 19 - $ 25	86,612	2.1 years	$21.36	86,612	$21.36
$ 25 - $ 31	1,929,878	4.9 years	$29.89	1,820,876	$29.87
$ 31 - $ 38	708,839	4.5 years	$34.51	707,839	$34.51
$ 38 - $ 45	614,000	8.6 years	$41.18	307,000	$41.18

	3,339,329	5.4 years	$32.72	2,922,327	$31.93

Note 17 - RESTRUCTURING AND IMPAIRMENT CHARGES
In 2006, the company recorded aggregate restructuring and impairment charges of $51.9 million. These charges primarily related to the write-down of a trade name in the Lubrizol Advanced Materials segment and the phase-out of a manufacturing facility in the Lubrizol Additives segment.
The following table shows the reconciliation of the restructuring liability beginning January 1, 2004 by major restructuring activity:

	Liability	Restructuring			Liability
	January 1,	and Impairment		Non-cash	December 31,
	2006	Charges	Cash Paid	Adjustments	2006
Noveon trade name impairment	$–	$ 41.2	$–	$ (41.2)	$–
Bromborough, U.K. plant closure	2.3	6.7	(8.2)	0.2	1.0
Lubrizol Advanced Materials facility and line closures and workforce reductions	2.5	4.1	(2.5)	(3.4)	0.7
Corporate / other workforce reductions	0.3	(0.1)	–	–	0.2
Noveon International restructuring liabilities assumed	1.3	–	(0.4)	–	0.9

	$6.4	$ 51.9	$(11.1)	$ (44.4)	$2.8

	Liability	Restructuring			Liability
	January 1,	and Impairment		Non-cash	December 31,
	2005	Charges	Cash Paid	Adjustments	2005
Bromborough, U.K. plant closure	$–	$ 6.1	$(3.1)	$ (0.7)	$2.3
Lubrizol Advanced Materials facility closures and workforce reductions	–	9.0	(2.3)	(4.2)	2.5
Corporate / other workforce reductions	2.7	0.7	(3.1)	–	0.3
Noveon International restructuring liabilities assumed	6.1	0.1	(5.0)	0.1	1.3

	$8.8	$ 15.9	$(13.5)	$ (4.8)	$6.4

	Liability	Restructuring			Liability
	January 1,	and Impairment		Non-cash	December 31,
	2004	Charges	Cash Paid	Adjustments	2004
Bromborough, U.K. plant closure	$–	$ 17.0	$–	$ (17.0)	$–
Bromborough, U.K. workforce reductions	0.2	–	(0.2)	–	–
Corporate / other workforce reductions	12.2	11.1	(20.6)	–	2.7
Pension settlement	–	7.7	–	(7.7)	–
Noveon International restructuring liabilities assumed	–	0.2	(1.1)	7.0	6.1
PuriNOx asset impairment	–	2.1	–	(2.1)	–

	$12.4	$ 38.1	$(21.9)	$ (19.8)	$8.8

As part of its corporate goal to enhance its “one company” identity and to reflect more accurately its positioning in the marketplace, the company completed a corporate identity review in the fourth quarter of 2006. Senior management of the company made a final determination in January 2007 that the trade name “Noveon” no longer would be used to describe the Lubrizol Advanced Materials segment of the company and that its use would be discontinued except in connection with the Noveon consumer specialties product line. The company acquired the rights to the Noveon trade name in June 2004 when it acquired Noveon International. At the time of acquisition, an appraised value was attached to the Noveon trade name. The company calculated a pretax charge of $41.2 million ($25.4 million after-tax) to reduce the related asset to its estimated fair value. This charge was reflected in the fourth quarter of 2006 as the company believed at that time it would more likely than not discontinue the use of the Noveon trade name, except in the limited context of its Noveon consumer specialties product line.
In September 2006, the company entered into an agreement to sell the manufacturing facility located in Bromborough, United Kingdom. The sale closed in January 2007. In connection with the sale, the company received net cash proceeds of $5.9 million and recorded a pretax gain of $2.9 million during the first quarter of 2007. The gain will be classified as a restructuring credit associated with closure of the facility. At December 31, 2006, the Bromborough site was classified as an asset held for sale but was not disclosed separately on the balance sheet because the amount was not material to the company’s consolidated financial position. In December 2004, management decided to close this facility, which triggered an impairment charge of $17.0 million that was recorded in December 2004 to reflect long-lived assets at their estimated fair values. The estimated fair value of the long-lived assets was determined using a discounted cash flow model. The company announced its decision to close the facility in January 2005. Production phase-out of this site began in the third quarter of 2005 and was completed in 2006. During this phase-out, production was transferred to higher-capacity facilities in France and the United States. There were 70 employees impacted by this closure.
In 2005, management made the decision and the announcement to close two Lubrizol Advanced Materials performance coatings production facilities located in the United States. The aggregate restructuring charges recorded for these closures were $8.0 million, of which $1.4 million was recorded in 2006. Total charges were comprised of $4.8 million in asset impairments, $1.1 million in exit costs and $2.1 million in severance costs. The impairment charges for both facilities were recorded to reduce the related assets to their estimated fair values, which were determined primarily from third-party appraisals. Production from these sites was transferred to other facilities in the United States. One facility, located in Mountaintop, Pennsylvania, was closed in October 2005 and sold in January 2006. The other facility, located in Linden, New Jersey, was closed in the third quarter of 2006. These closures resulted in a workforce reduction of 62 employees. Additional asset impairment charges of $2.7 million were recorded in 2006, which primarily related to the planned closure of a performance coatings production line in the first quarter of 2007. In May 2005, the company announced the reorganization of the Lubrizol Advanced Materials performance coatings product line. This product line includes businesses acquired from Noveon International as well as businesses included in the company’s legacy operations. In connection with the reorganization, management eliminated 26 positions in North America and Europe. These reductions were completed during 2005 and resulted in a severance-related charge of $1.9 million for the year ended December 31, 2005.
In 2004, the company eliminated more than 100 positions, primarily affecting technical and commercial employees located at the Wickliffe, Ohio headquarters. Most of these workforce reductions were related to the restructuring following the acquisition of Noveon International. These reductions were completed by December 31, 2004. In the second quarter of 2005, the company began a process of identifying further opportunities to increase efficiency and productivity, reduce costs and support the company’s integration strategy of the Noveon International acquisition. As a result, the company reduced headcount in the general and administrative area of its Ohio headquarters. Through these restructuring efforts, the company eliminated seven positions resulting in a severance-related charge of $0.7 million for the year ended December 31, 2005. All of the affected employees had left their positions by June 30, 2005 and the remaining personnel-related costs were paid in 2006.
In 2004, asset impairments and non-cash adjustments include $7.2 million in restructuring liabilities assumed related to the legacy operations of Noveon International, $7.7 million of pension settlement charges included in the accrued pension liability account and the PuriNOx asset impairment charge of $2.1 million.
The charges for these cost reduction initiatives and impairments are reported as a separate line item in the consolidated statements of income entitled “Restructuring and impairment charges” and are included in the “Total cost and expenses” subtotal on the consolidated statements of income.
Note 18 - CONTINGENCIES
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
The company and its subsidiaries are generators of both hazardous and non-hazardous wastes, the treatment, storage, transportation and disposal of which are regulated by various laws and governmental regulations. These laws and regulations generally impose liability for costs to investigate and remediate contamination without regard to fault and, under certain circumstances, liability may be joint and several resulting in one party being held responsible for the entire obligation. Liability also may include damages to natural resources. Although the company believes past operations were in substantial compliance with the then-applicable regulations, either the company or the predecessor of Noveon International, the Performance Materials Segment of Goodrich Corporation (Goodrich), has been designated under a country’s laws and/or regulations as a potentially responsible party (PRP) in connection with several sites including both third party sites and or current operating facilities.
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
The company’s environmental reserves, measured on an undiscounted basis, totaled $14.2 million at December 31, 2006 and $23.2 million at December 31, 2005. Of these amounts, $4.5 million and $3.4 million were included in accrued expenses and other current liabilities at December 31, 2006 and 2005, respectively. Goodrich provided Noveon International with an indemnity for various environmental liabilities. The company estimates Goodrich’s share of such currently identified liabilities under the indemnity, which extends through February 2011, to be approximately $3.5 million of which $0.5 million of the recovery is included in receivables and $3.0 million is included in other assets. There are specific environmental contingencies for company-owned sites for which third parties such as past owners and/or operators are the named PRPs and also for which the company is indemnified by Goodrich. Goodrich currently is indemnifying Noveon International for several environmental remediation projects. Goodrich’s share of all of these liabilities may increase to the extent such third parties fail to honor their obligations through February 2011.
The company believes that its environmental accruals are adequate based on currently available information. The company believes that it is reasonably possible that $19.8 million in additional costs may be incurred at certain locations beyond the amounts accrued as a result of new information, newly discovered conditions, changes in remediation standards or technologies or a change in the law. Additionally, as the indemnification from Goodrich extends through February 2011, changes in assumptions regarding when costs will be incurred may result in additional expenses to the company. Additional costs in excess of $19.8 million cannot currently be estimated.
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

Because of the guarantee’s existing revocation clause, the company estimates that the maximum liability under the guarantee would be approximately $15.2 million, representing the estimated liability for two shipments to Emerald. However, the company believes that it is highly unlikely that an event would occur requiring the company to pay any monies pursuant to the guarantee. Accordingly, no liability has been reflected in the accompanying consolidated balance sheet at December 31, 2006.
INDEMNIFICATIONS
In connection with the sale of the FIIS business, the company has provided indemnifications to Emerald with respect to the business sold. These indemnifications have been associated with the price and quantity of raw material purchases, permit costs, costs incurred due to the inability to obtain permits and environmental matters. In each of these circumstances, payment by the company is dependent on Emerald filing a claim. In addition, the company’s obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under certain of these agreements due to the conditional nature of the company’s obligations and the unique facts and circumstances involved in each particular agreement. The company believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on the company’s business, financial condition or results of operations. For those indemnification agreements where a payment by the company is probable and estimable, a liability has been recorded as of December 31, 2006.

Note 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth the quarterly results of operations for the years ended December 31, 2006 and 2005. Such amounts give effect to the restatement discussed in Note 20.

	2006
	First (1)		Second (1)		Third (1)		Fourth (1)		Full Year
	As Previously	As	As Previously	As	As Previously	As	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
Net sales	$984.1	$984.1	$1,041.1	$1,041.1	$1,031.0	$1,031.0	$984.6	$984.6	$4,040.8	$4,040.8
Gross profit	$245.0	$244.1	$265.4	$264.5	$248.1	$247.2	$236.0	$235.4	$994.5	$991.2
Income from continuing operations	$45.8	$45.3	$63.5	$63.0	$50.8	$50.1	$21.7	$21.4	$181.8	$179.8
Discontinued operations	(60.7)	(60.7)	(12.4)	(12.4)	(0.5)	(0.5)	(2.6)	(2.6)	(76.2)	(76.2)

Net income	$(14.9)	$(15.4)	$51.1	$50.6	$50.3	$49.6	$19.1	$18.8	$105.6	$103.6

Per common share – basic:
Continuing operations	$0.67	$0.66	$0.92	$0.92	$0.74	$0.73	$0.32	$0.31	$2.65	$2.62
Discontinued operations	(0.89)	(0.89)	(0.18)	(0.18)	(0.01)	(0.01)	(0.04)	(0.04)	(1.11)	(1.11)

Net income	$(0.22)	$(0.23)	$0.74	$0.74	$0.73	$0.72	$0.28	$0.27	$1.54	$1.51

Per common share – diluted:
Continuing operations	$0.66	$0.65	$0.92	$0.91	$0.73	$0.72	$0.31	$0.31	$2.62	$2.59
Discontinued operations	(0.88)	(0.88)	(0.18)	(0.18)	—	—	(0.04)	(0.04)	(1.10)	(1.10)

Net income	$(0.22)	$(0.23)	$0.74	$0.73	$0.73	$0.72	$0.27	$0.27	$1.52	$1.49

	2005
	First (2)		Second (2)		Third (2)		Fourth (2)		Full Year
	As Previously	As	As Previously	As	As Previously	As	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
Net sales	$848.8	$848.8	$942.3	$942.3	$899.5	$899.5	$931.6	$931.6	$3,622.2	$3,622.2
Gross profit	$229.8	$229.0	$246.7	$245.8	$229.7	$228.8	$216.0	$215.1	$922.2	$918.7
Income from continuing operations	$40.1	$39.5	$50.2	$49.7	$42.7	$42.2	$28.5	$28.0	$161.5	$159.4
Discontinued operations	8.4	8.4	9.9	9.9	5.9	5.9	3.6	3.6	27.8	27.8
									Net income $(0.22) $(0.23) $0.74 $ 0.73 $ 0.73 $ 0.72 $ 0.27 $ 0.27 $ 1.52 $ 1.49
Net income	$48.5	$47.9	$60.1	$59.6	$48.6	$48.1	$32.1	$31.6	$189.3	$187.2

Per common share – basic:
Continuing operations	$0.59	$0.59	$0.74	$0.73	$0.63	$0.62	$0.42	$0.41	$2.38	$2.35
Discontinued operations	0.13	0.13	0.14	0.14	0.08	0.08	0.05	0.05	0.41	0.41

Net income	$0.72	$0.72	$0.88	$0.87	$0.71	$0.70	$0.47	$0.46	$2.79	$2.76

Per common share – diluted:
Continuing operations	$0.59	$0.58	$0.73	$0.72	$0.62	$0.61	$0.41	$0.40	$2.35	$2.32
Discontinued operations	0.12	0.12	0.14	0.14	0.08	0.08	0.05	0.05	0.40	0.40

Net income	$0.71	$0.70	$0.87	$0.86	$0.70	$0.69	$0.46	$0.45	$2.75	$2.72

(1)	The company recorded restructuring and impairment charges of $1.8 million, $1.8 million, $2.7 million and $45.6 million in the first, second, third and fourth quarters of 2006, respectively.

(2)	The company recorded restructuring and impairment charges of $6.1 million, $5.4 million, $1.1 million and $3.3 million in the first, second, third and fourth quarters of 2005, respectively.

The sum of the quarterly earnings per-share amounts does not equal the annual amount reported since per-share amounts are computed independently for each quarter and for the full year based upon respective weighted-average common shares outstanding and other dilutive shares.
Note 20 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
On October 22, 2007, the company concluded to restate its previously issued financial statements because of reporting errors relating to five postemployment employee benefit plans in three foreign countries. Accordingly, the company has restated the consolidated balance sheets as of December 31, 2006 and 2005 and the consolidated statements of income, consolidated statements of cash flows and consolidated statements of shareholders’ equity for fiscal years 2006, 2005 and 2004.
The impact of the restatement decreased income from continuing operations and net income for 2006 by $2.0 million or 1.1% and 1.9%, respectively, for 2005 by $2.1 million or 1.3% and 1.1%, respectively, and for 2004 by $1.7 million or 1.9% and 1.8%, respectively, from amounts previously reported. The restatement had no effect on the company’s previously reported revenues or net cash flows. The cumulative effect of the errors decreased shareholders’ equity as of December 31, 2006, 2005, 2004 and January 1, 2004 by $24.3 million, $15.3 million, $15.0 million and $12.3 million, respectively.
The errors primarily arose in three different postemployment employee benefit plans at a wholly owned subsidiary and in postemployment employee benefit plans for employees at two of the company’s consolidated joint ventures. Four of these postemployment employee benefit plans had been accounted for inappropriately on a cash basis rather than an accrual basis as required by U.S. GAAP, while the accrual recorded in the financial statements for the fifth plan was not calculated in accordance with U.S. GAAP. The cumulative effect of the errors resulted in an understatement of postemployment employee benefit plan liabilities of $38.9 million and $27.1 million at December 31, 2006 and 2005, respectively.

The following tables show the impact of the restatement:
Consolidated Statement of Income

	Year Ended December 31, 2006
	(as previously
(In Millions of Dollars Except Per Share Data)	reported)	(adjustments)	(as restated)
Net sales	$ 4,036.4	$ –	$ 4,036.4
Royalties and other revenues	4.4	–	4.4

Total revenues	4,040.8	–	4,040.8

Cost of sales	3,041.9	3.3	3,045.2
Selling and administrative expenses	381.7	–	381.7
Research, testing and development expenses	205.5	–	205.5
Amortization of intangible assets	23.7	–	23.7
Restructuring and impairment charges	51.9	–	51.9

Total costs and expenses	3,704.7	3.3	3,708.0

Other income - net	8.3	0.2	8.5
Interest income	20.4	–	20.4
Interest expense	(99.7)	–	(99.7)

Income from continuing operations before income taxes	265.1	(3.1)	262.0
Provision for income taxes	83.3	(1.1)	82.2

Income from continuing operations	181.8	(2.0)	179.8

Loss from discontinued operations - net of tax	(76.2)	–	(76.2)

Net income	$ 105.6	$ (2.0)	$ 103.6

Basic earnings (loss) per share:
Continuing operations	$ 2.65	$ (0.03)	$ 2.62
Discontinued operations	(1.11)	–	(1.11)

Net income per share, basic	$ 1.54	$ (0.03)	$ 1.51

Diluted earnings (loss) per share:
Continuing operations	$ 2.62	$ (0.03)	$ 2.59
Discontinued operations	(1.10)	–	(1.10)

Net income per share, diluted	$ 1.52	$ (0.03)	$ 1.49

Consolidated Statement of Income

	Year Ended December 31, 2005
	(as previously
(In Millions of Dollars Except Per Share Data)	reported)	(adjustments)	(as restated)
Net sales	$ 3,618.8	$ –	$ 3,618.8
Royalties and other revenues	3.4	–	3.4

Total revenues	3,622.2	–	3,622.2

Cost of sales	2,696.6	3.5	2,700.1
Selling and administrative expenses	348.4	–	348.4
Research, testing and development expenses	198.9	–	198.9
Amortization of intangible assets	23.5	–	23.5
Restructuring and impairment charges	15.9	–	15.9

Total costs and expenses	3,283.3	3.5	3,286.8

Other income - net	1.6	0.2	1.8
Interest income	8.1	–	8.1
Interest expense	(105.1)	–	(105.1)

Income from continuing operations before income taxes	243.5	(3.3)	240.2
Provision for income taxes	82.0	(1.2)	80.8

Income from continuing operations	161.5	(2.1)	159.4

Income from discontinued operations - net of tax	27.8	–	27.8

Net income	$ 189.3	$ (2.1)	$ 187.2

Basic earnings per share:
Continuing operations	$ 2.38	$ (0.03)	$ 2.35
Discontinued operations	0.41	–	0.41

Net income per share, basic	$ 2.79	$ (0.03)	$ 2.76

Diluted earnings per share:
Continuing operations	$ 2.35	$ (0.03)	$ 2.32
Discontinued operations	0.40	–	0.40

Net income per share, diluted	$ 2.75	$ (0.03)	$ 2.72

Consolidated Statement of Income

	Year Ended December 31, 2004
	(as previously
(In Millions of Dollars Except Per Share Data)	reported)	(adjustments)	(as restated)
Net sales	$ 2,860.5	$ –	$ 2,860.5
Royalties and other revenues	3.9	–	3.9

Total revenues	2,864.4	–	2,864.4

Cost of sales	2,101.7	2.9	2,104.6
Selling and administrative expenses	284.8	–	284.8
Research, testing and development expenses	184.8	–	184.8
Amortization of intangible assets	16.9	–	16.9
Write-off of acquired in-process research and developmen	34.0	–	34.0
Restructuring and impairment charges	38.1	–	38.1

Total costs and expenses	2,660.3	2.9	2,663.2

Other income - net	5.4	0.2	5.6
Interest income	4.8	–	4.8
Interest expense	(77.1)	–	(77.1)

Income from continuing operations before income taxes	137.2	(2.7)	134.5
Provision for income taxes	50.0	(1.0)	49.0

Income from continuing operations	87.2	(1.7)	85.5

Income from discontinued operations - net of tax	6.3	–	6.3

Net income	$ 93.5	$ (1.7)	$ 91.8

Basic earnings per share:
Continuing operations	$ 1.57	$ (0.03)	$ 1.54
Discontinued operations	0.11	–	0.11

Net income per share, basic	$ 1.68	$ (0.03)	$ 1.65

Diluted earnings per share:
Continuing operations	$ 1.56	$ (0.03)	$ 1.53
Discontinued operations	0.11	–	0.11

Net income per share, diluted	$ 1.67	$ (0.03)	$ 1.64

Consolidated Balance Sheet

	December 31, 2006
	(as previously
(In Millions of Dollars)	reported)	(adjustments)	(as restated)
ASSETS
Cash and short-term investments	$ 575.7	$–	$ 575.7
Receivables	573.6	–	573.6
Inventories	589.0	–	589.0
Other current assets	98.0	–	98.0

Total current assets	1,836.3	–	1,836.3

Property and equipment - at cost	2,546.0	–	2,546.0
Less accumulated depreciation	1,464.7	–	1,464.7

Property and equipment - net	1,081.3	–	1,081.3

Goodwill	1,076.1	–	1,076.1
Intangible assets - net	322.8	–	322.8
Investments in non-consolidated companies	7.7	–	7.7
Other assets	62.0	4.7	66.7

TOTAL	$ 4,386.2	$4.7	$ 4,390.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$ 3.7	$–	$ 3.7
Accounts payable	340.5	–	340.5
Accrued expenses and other current liabilities	287.8	2.4	290.2

Total current liabilities	632.0	2.4	634.4

Long-term debt	1,538.0		1,538.0
Pension obligations	218.5	19.4	237.9
Other postretirement benefit obligations	82.0	11.5	93.5
Noncurrent liabilities	66.7	5.6	72.3
Deferred income taxes	88.9	(8.5)	80.4

Total liabilities	2,626.1	30.4	2,656.5

Minority interest in consolidated companies	52.7	(1.4)	51.3

Contingencies and commitments
Preferred stock without par value - unissued	–	–	–
Common shares without par value	710.1	–	710.1
Retained earnings	1,050.2	(16.4)	1,033.8
Accumulated other comprehensive loss	(52.9)	(7.9)	(60.8)

Total shareholders’ equity	1,707.4	(24.3)	1,683.1

TOTAL	$ 4,386.2	$4.7	$ 4,390.9

Consolidated Balance Sheet

	December 31, 2005
	(as previously
(In Millions of Dollars)	reported)	(adjustments)	(as restated)
ASSETS
Cash and short-term investments	$ 262.4	$–	$ 262.4
Receivables	585.6	–	585.6
Inventories	586.0	–	586.0
Other current assets	138.3	–	138.3

Total current assets	1,572.3	–	1,572.3

Property and equipment - at cost	2,621.5	–	2,621.5
Less accumulated depreciation	1,437.1	–	1,437.1

Property and equipment - net	1,184.4	–	1,184.4

Goodwill	1,138.8	–	1,138.8
Intangible assets - net	404.6	2.6	407.2
Investments in non-consolidated companies	7.6	–	7.6
Other assets	58.6	2.3	60.9

TOTAL	$ 4,366.3	$4.9	$ 4,371.2

LIABILITIES AND SHAREHOLDERS’ EQUITY

Short-term debt and current portion of long-term debt	$ 7.9	$–	$ 7.9
Accounts payable	372.2	–	372.2
Accrued expenses and other current liabilities	284.8	0.8	285.6

Total current liabilities	664.9	0.8	665.7

Long-term debt	1,662.9		1,662.9
Pension obligations	125.7	14.9	140.6
Other postretirement benefit obligations	102.6	6.9	109.5
Noncurrent liabilities	78.3	4.5	82.8
Deferred income taxes	113.7	(6.0)	107.7

Total liabilities	2,748.1	21.1	2,769.2

Minority interest in consolidated companies	51.0	(0.9)	50.1

Contingencies and commitments
Preferred stock without par value - unissued	–	–	–
Common shares without par value	663.7		663.7
Retained earnings	1,016.0	(14.3)	1,001.7
Accumulated other comprehensive loss	(112.5)	(1.0)	(113.5)

Total shareholders’ equity	1,567.2	(15.3)	1,551.9

TOTAL	$ 4,366.3	$4.9	$ 4,371.2

Consolidated Statement of Cash Flows

	Year Ended December 31, 2006
	(as previously
(In Millions of Dollars)	reported)	(adjustments)	(as restated)

CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income	$ 105.6	$ (2.0)	$ 103.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	161.8	–	161.8
Deferred income taxes	29.8	(1.2)	28.6
Deferred compensation	19.5	–	19.5
Restructuring and impairment charges	105.6	–	105.6
Loss from divestitures and sales of property and equipment	9.6	–	9.6
Change in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(3.4)	–	(3.4)
Inventories	(56.2)	–	(56.2)
Accounts payable, accrued expenses and other current liabilities	(58.5)	1.4	(57.1)
Other current assets	3.4	–	3.4

	(114.7)	1.4	(113.3)
Change in noncurrent liabilities	6.6	1.9	8.5
Other items - net	11.0	(0.1)	10.9

Total operating activities	334.8	–	334.8

INVESTING ACTIVITIES
Capital expenditures	(130.9)	–	(130.9)
Net proceeds from divestitures and sales of property and equipment	281.9	–	281.9
Other items - net	0.4	–	0.4

Total investing activities	151.4	–	151.4

FINANCING ACTIVITIES
Changes in short-term debt - net	(0.6)	–	(0.6)
Repayments of long-term debt	(143.4)	–	(143.4)
Dividends paid	(71.2)	–	(71.2)
Proceeds from the exercise of stock options	31.3	–	31.3

Total financing activities	(183.9)	–	(183.9)

Effect of exchange rate changes on cash	11.0	–	11.0

Net increase in cash and short-term investments	313.3	–	313.3

Cash and short-term investments at the beginning of year	262.4	–	262.4

Cash and short-term investments at the end of year	$ 575.7	$ –	$ 575.7

Consolidated Statement of Cash Flows

	Year Ended December 31, 2005
	(as previously
(In Millions of Dollars)	reported)	(adjustments)	(as restated)

CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income	$ 189.3	$(2.1)	$ 187.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	179.8	–	179.8
Deferred income taxes	10.3	(1.2)	9.1
Deferred compensation	16.3	–	16.3
Restructuring and impairment charges	11.1	–	11.1
Gain from divestitures and sales of property and equipment	(3.9)	–	(3.9)
Change in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(52.9)	–	(52.9)
Inventories	(47.5)	–	(47.5)
Accounts payable, accrued expenses and other current liabilities	56.0	0.1	56.1
Other current assets	6.9	–	6.9

	(37.5)	0.1	(37.4)
Change in noncurrent liabilities	5.4	3.2	8.6
Other items - net	(8.6)	–	(8.6)

Total operating activities	362.2	–	362.2

INVESTING ACTIVITIES
Capital expenditures	(136.7)	–	(136.7)
Net proceeds from divestitures and sales of property and equipment	30.1	–	30.1
Other items - net	(0.2)	–	(0.2)

Total investing activities	(106.8)	–	(106.8)

FINANCING ACTIVITIES
Changes in short-term debt - net	(4.0)	–	(4.0)
Repayments of long-term debt	(512.2)	–	(512.2)
Proceeds from the issuance of long-term debt	235.8	–	235.8
Dividends paid	(70.4)	–	(70.4)
Payment of debt issuance costs	(0.8)	–	(0.8)
Proceeds from the exercise of stock options	38.8	–	38.8

Total financing activities	(312.8)	–	(312.8)

Effect of exchange rate changes on cash	(16.1)	–	(16.1)

Net decrease in cash and short-term investments	(73.5)	–	(73.5)

Cash and short-term investments at the beginning of year	335.9	–	335.9

Cash and short-term investments at the end of year	$ 262.4	$–	$ 262.4

Consolidated Statement of Cash Flows

	Year Ended December 31, 2004
	(as previously
(In Millions of Dollars)	reported)	(adjustments)	(as restated)
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income	$93.5	$(1.7)	$91.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	154.7	–	154.7
Write-off of acquired in-process research and development	34.0	–	34.0
Deferred income taxes	5.9	(1.0)	4.9
Deferred compensation	3.4	–	3.4
Restructuring and impairment charges	27.5	–	27.5
Loss from divestitures and sales of property and equipment	3.1	–	3.1
Change in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(38.4)	–	(38.4)
Inventories	(50.0)	–	(50.0)
Accounts payable, accrued expenses and other current liabilities	80.5	0.2	80.7
Other current assets	2.5	–	2.5

	(5.4)	0.2	(5.2)
Change in noncurrent liabilities	9.0	2.6	11.6
Other items - net	5.9	(0.1)	5.8

Total operating activities	331.6	–	331.6

INVESTING ACTIVITIES
Capital expenditures	(133.2)	–	(133.2)
Acquisitions - net of cash received and liabilities assumed	(958.4)	–	(958.4)
Net proceeds from divestitures and sales of property and equipment	3.0	–	3.0
Other items - net	(0.2)	–	(0.2)

Total investing activities	(1,088.8)	–	(1,088.8)

FINANCING ACTIVITIES
Changes in short-term debt - net	(72.6)	–	(72.6)
Repayments of long-term debt	(1,193.0)	–	(1,193.0)
Proceeds from the issuance of long-term debt	1,743.3	–	1,743.3
Dividends paid	(57.6)	–	(57.6)
Proceeds from sale of common shares, net of underwriting commissions and offering expenses of $20.2 million	470.0	–	470.0
Payment of debt issuance costs	(16.8)	–	(16.8)
Payment of treasury rate lock upon settlement	(73.9)	–	(73.9)
Payment on termination of interest rate swaps	(2.9)	–	(2.9)
Proceeds from the exercise of stock options	12.0	–	12.0

Total financing activities	808.5	–	808.5
Effect of exchange rate changes on cash	25.9	–	25.9

Net increase in cash and short-term investments	77.2	–	77.2

Cash and short-term investments at the beginning of year	258.7	–	258.7

Cash and short-term investments at the end of year	$335.9	$–	$335.9