Form 10-Q/A
period 2007-03-31
LUBRIZOL CORP
filed 2007-11-09
CIK 60751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of the registrant’s common shares, without par value, outstanding as of April 30, 2007: 69,193,107.

EXPLANATORY NOTE
On October 22, 2007, we concluded to restate our previously issued financial statements because of reporting errors relating to five postemployment employee benefit plans in three foreign countries. Accordingly, we restated our previously issued financial statements included in our most recently filed annual report on Form 10-K/A for the year ended December 31, 2006. We are filing this quarterly report on Form 10-Q/A for the quarterly period ended March 31, 2007 to restate the interim financial statements for the periods ended March 31, 2007 and 2006. The following items have been amended as a result of this restatement:
•	Part I - Item 1. Financial Statements

•	Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I - Item 4. Controls and Procedures
The impact of the restatement decreased both income from continuing operations and net income for the three months ended March 31, 2007 by $0.3 million or less than one-half percent from amounts previously reported. The impact of the restatement decreased income from continuing operations and net income for the three months ended March 31, 2006 by $0.6 million or 1.3% and 4.1%, respectively, from amounts previously reported. The restatement had no effect on our previously reported revenues or net cash flows. The cumulative effect of the errors decreased shareholders’ equity as of March 31, 2007 by $24.9 million or 0.6% of total liabilities and shareholders’ equity and by 1.4% of total shareholders’ equity. The cumulative effect of the errors decreased shareholders’ equity as of December 31, 2006 by $24.3 million or 0.6% of total liabilities and shareholders’ equity and 1.4% of total shareholders’ equity.
The errors primarily arose in three different postemployment employee benefit plans at a wholly owned subsidiary and in postemployment employee benefit plans at two of our consolidated joint ventures. Four of these postemployment employee benefit plans had been accounted for inappropriately on a cash basis rather than an accrual basis as required by U.S. generally accepted accounting principles (U.S. GAAP), while the accrual recorded in the financial statements for the fifth plan was not calculated in accordance with U.S. GAAP. The cumulative effect of the errors resulted in an understatement of postemployment employee benefit plan liabilities of $39.7 million and $38.9 million at March 31, 2007 and December 31, 2006, respectively.
See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 16 - Restatement of Consolidated Financial Statements” contained in the Notes to Financial Statements for more information regarding the restatement and changes to previously issued financial statements.
We also concluded that a material weakness in internal control over financial reporting existed for deficiencies at some international locations due to insufficient requisite technical knowledge of accounting for postemployment employee benefit plans in accordance with U.S. GAAP for the 2004 through 2006 fiscal years and through June 30, 2007, and that our disclosure controls were not effective solely because of this material weakness. As such, we have modified our discussion of disclosure controls and procedures included in “Item 4 - Controls and Procedures.”
Except as noted above, we have not updated or modified disclosures presented in the original quarterly report on Form 10-Q for the quarterly period ended March 31, 2007 except as required to reflect the effects of the restatement on this quarterly report on Form 10-Q/A. Accordingly, this quarterly report on Form 10-Q/A does not reflect events occurring after the filing of our original quarterly report on Form 10-Q on May 4, 2007.

THE LUBRIZOL CORPORATION
Quarterly Report on Form 10-Q/A
Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE LUBRIZOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(In Millions of Dollars Except Per Share Data)	2007	2006

	(as restated, see	(as restated, see
	Note 16)	Note 16)
Net sales	$1,075.8	$983.5
Royalties and other revenues	0.9	0.6

Total revenues	1,076.7	984.1

Cost of sales	798.3	739.3
Selling and administrative expenses	102.3	93.3
Research, testing and development expenses	51.7	49.6
Amortization of intangible assets	6.0	5.8
Restructuring and impairment (credits) charges	(2.4)	1.8

Total costs and expenses	955.9	889.8

Other income (expense) – net	5.7	(1.5)
Interest income	7.1	2.2
Interest expense	(24.2)	(25.3)

Income from continuing operations before income taxes	109.4	69.7
Provision for income taxes	38.1	24.4

Income from continuing operations	71.3	45.3
Discontinued operations – net of tax	–	(60.7)

Net income (loss)	$71.3	$(15.4)

Basic earnings (loss) per share:
Continuing operations	$1.03	$0.66
Discontinued operations	–	(0.89)

Net income (loss) per share, basic	$1.03	$(0.23)

Diluted earnings (loss) per share:
Continuing operations	$1.02	$0.65
Discontinued operations	–	(0.88)

Net income (loss) per share, diluted	$1.02	$(0.23)

Dividends per share	$0.26	$0.26

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In Millions of Dollars Except Share Data)	2007	2006

	(as restated, see
	Note 16)
ASSETS
Cash and short-term investments	$582.8	$575.7
Receivables	625.5	573.6
Inventories	573.0	589.0
Other current assets	86.7	98.0

Total current assets	1,868.0	1,836.3

Property and equipment – at cost	2,580.3	2,546.0
Less accumulated depreciation	1,496.5	1,464.7

Property and equipment – net	1,083.8	1,081.3

Goodwill	1,092.9	1,076.1
Intangible assets – net	325.4	322.8
Investments in non-consolidated companies	7.2	7.7
Other assets	71.7	66.7

TOTAL	$4,449.0	$4,390.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$6.1	$3.7
Accounts payable	360.2	340.5
Accrued expenses and other current liabilities	229.7	290.2

Total current liabilities	596.0	634.4

Long-term debt	1,507.1	1,538.0
Pension obligations	226.7	237.9
Other postretirement benefit obligations	93.0	93.5
Noncurrent liabilities	141.0	72.3
Deferred income taxes	76.1	80.4

Total liabilities	2,639.9	2,656.5

Minority interest in consolidated companies	51.7	51.3

Contingencies and commitments
Shareholders’ equity:
Preferred stock without par value – authorized and unissued:
Serial preferred stock – 2,000,000 shares	–	–
Serial preference shares – 25,000,000 shares	–	–
Common shares without par value:
Authorized – 120,000,000 shares
Outstanding – 69,024,228 shares as of March 31, 2007 after deducting 17,171,666 treasury shares; 69,020,569 shares as of December 31, 2006 after deducting 17,175,325 treasury shares	728.5	710.1
Retained earnings	1,077.5	1,033.8
Accumulated other comprehensive loss	(48.6)	(60.8)

Total shareholders’ equity	1,757.4	1,683.1

TOTAL	$4,449.0	$4,390.9

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(In Millions of Dollars)	2007	2006

	(as restated, see	(as restated, see
	Note 16)	Note 16)
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (loss)	$71.3	$(15.4)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	39.2	42.9
Deferred income taxes	10.7	7.9
Deferred compensation	8.0	3.8
Restructuring and impairment charges	–	61.0
(Gain) loss from divestitures and sales of property and equipment	(7.9)	0.9
Change in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(46.3)	(38.1)
Inventories	18.8	(13.2)
Accounts payable, accrued expenses and other current liabilities	16.5	(31.2)
Other current assets	(1.1)	0.9

	(12.1)	(81.6)
Change in noncurrent liabilities	(8.5)	4.1
Other items – net	(2.7)	2.1

Total operating activities	98.0	25.7

INVESTING ACTIVITIES
Capital expenditures	(31.9)	(30.3)
Acquisitions	(15.7)	–
Net proceeds from divestitures and sales of property and equipment	11.4	8.5
Other items – net	(0.1)	–

Total investing activities	(36.3)	(21.8)

FINANCING ACTIVITIES
Changes in short-term debt – net	2.4	0.3
Repayments of long-term debt	(32.5)	(23.7)
Dividends paid	(18.0)	(17.7)
Common shares purchased	(19.3)	–
Proceeds from the exercise of stock options	11.7	7.3

Total financing activities	(55.7)	(33.8)

Effect of exchange rate changes on cash	1.1	0.8

Net increase (decrease) in cash and short-term investments	7.1	(29.1)

Cash and short-term investments at the beginning of period	575.7	262.4

Cash and short-term investments at the end of period	$582.8	$233.3

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)
(In Millions of Dollars except Share and Per Share Data)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals unless otherwise noted) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
2. Significant Accounting Policies
Net Income Per Share
Net income per share is computed by dividing net income by the weighted-average common shares outstanding during the period, including contingently issuable shares. Net income per diluted share includes the dilutive effect resulting from outstanding stock options and awards. Per share amounts from continuing operations are computed as follows:

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Income from continuing operations	$71.3	$45.3

Denominator:
Weighted-average common shares outstanding	69.3	68.4
Dilutive effect of stock options and awards	0.8	0.7

Denominator for income from continuing operations per share, diluted	70.1	69.1

Income from continuing operations per share, basic	$1.03	$0.66

Income from continuing operations per share, diluted	$1.02	$0.65

Weighted-average shares issuable upon the exercise of stock options that were excluded from the diluted earnings per share calculations because they were antidilutive for the three months ended March 31, 2007 and 2006 were 0.7 million and 0.1 million, respectively.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
March 31, 2007
(Unaudited)
The fair value of share-based payment awards are estimated using the Black-Scholes option pricing model. There were 213,200 stock options granted during the three months ended March 31, 2007. There were no stock options granted during the three months ended March 31, 2006. The weighted-average assumptions used to value the options granted during the first quarter of 2007 were as follows:

Risk-free interest rate	4.8%
Dividend yield	2.0%
Volatility	17.8%
Expected life (years)	10.0
Weighted-average fair value of options granted during the period	$14.68
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
Performance-based stock awards as of March 31, 2007 and changes during the three months ended March 31, 2007 were as follows:

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)

		Weighted-
		Average
	Share	Grant Date
	Units	Fair Value
Nonvested at January 1, 2007	370,448	$40.95
Granted	129,930	$53.07
Performance increase	228,981	$43.66
Vested	–	–
Forfeited	–	–

Nonvested at March 31, 2007	729,359	$43.96

The following table reflects the total stock-based compensation expense and the related tax benefit recognized in the consolidated statements of income.

	Three Months Ended
	March 31,
	2007	2006
Restricted share units:
Long-term incentive program	$ 6.6	$ 1.7
Other plans	2.9	1.7
Stock options	0.7	0.8
Total	$ 10.2	$ 4.2

Tax benefit	$ 3.6	$ 1.5
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
5. Divestitures
In May 2006, the company sold the food ingredients and industrial specialties business (FIIS) and the active pharmaceutical ingredients and intermediate compounds business (A&I), both of which were included in the Lubrizol Advanced Materials segment. At March 31, 2006, these businesses were classified as held-for-sale pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as definitive sales agreements were signed during March 2006. The held-for-sale classification triggered an impairment test, which resulted in an impairment charge of $60.6 million recorded in the first quarter of 2006 to reflect the FIIS business at its fair value. The results of these divested businesses have been reflected in the discontinued operations - net of tax line item in the company’s consolidated statement of income for the three months ended March 31, 2006.
In February 2006, the company sold certain assets and liabilities of its Telene® resins business (Telene), which was included in the Lubrizol Advanced Materials segment. The results of Telene have been reflected in the

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)
discontinued operations - net of tax line item in the company’s consolidated statement of income for the three months ended March 31, 2006.
Total revenues from discontinued operations for the three months ended March 31, 2006 were $107.1 million. Net loss from discontinued operations was $60.7 million or $0.88 per diluted share.
6.    Inventories
The company’s inventories were comprised of the following:

	March 31,	December 31,
	2007	2006
Finished products	$ 310.7	$ 315.0
Products in process	87.7	108.2
Raw materials	146.3	138.2
Supplies and engine test parts	28.3	27.6

Total inventory	$ 573.0	$ 589.0

7.    Goodwill and Intangible Assets
Goodwill is tested for impairment at the reporting unit level as of October 1 each year or if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The carrying amount of goodwill by reporting segment as of March 31, 2007 follows:

	Lubrizol
	Advanced	Lubrizol
	Materials	Additives	Total
Balance, January 1, 2007	$ 978.3	$ 97.8	$ 1,076.1
Additions	–	8.1	8.1
Translation & other adjustments	8.6	0.1	8.7

Balance, March 31, 2007	$ 986.9	$ 106.0	$ 1,092.9

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

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)

	March 31, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists	$ 150.1	$ 26.3	$ 145.0	$ 24.0
Technology	141.5	47.4	139.8	44.9
Trademarks	21.9	5.8	20.7	5.5
Patents	14.1	4.5	14.0	4.2
Land-use rights	7.5	1.2	7.5	1.2
Non-compete agreements	8.4	7.8	8.2	7.2
Other	0.9	0.9	0.9	0.7

Total amortized intangible assets	344.4	93.9	336.1	87.7
Non-amortized trademarks	74.9	–	74.4	–

Total	$ 419.3	$ 93.9	$ 410.5	$ 87.7

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
(Unaudited)
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
9.    Comprehensive Income (Loss)
Total comprehensive income (loss) was comprised of the following:

	Three Months Ended
	March 31,
	2007	2006
Net income (loss)	$ 71.3	$ (15.4)
Foreign currency translation adjustment	10.0	6.7
Pension and other postretirement benefit plans	–	(0.8)
Unrealized gain (loss) - natural gas hedges	1.5	(0.8)
Amortization of treasury rate locks	0.7	0.7

Total comprehensive income (loss)	$ 83.5	$ (9.6)

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

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)
The Lubrizol Advanced Materials segment consists of engineered polymers, performance coatings and Noveon consumer specialties product lines. The engineered polymers product line is characterized by products such as TempRite® engineered polymers and Estane® engineered polymers. Engineered polymers products are sold to a diverse customer base comprised of major manufacturers in the construction, automotive, telecommunications, electronics and recreation industries. The performance coatings product line includes high-performance polymers and additives for specialty paper, graphic arts, paint and textile coatings applications. The Noveon consumer specialties product line is characterized by global production of acrylic thickeners, specialty monomers, film formers, fixatives, emollients, silicones, surfactants, botanicals and process chemicals. The company markets products in the Noveon consumer specialties product line to the personal care and pharmaceutical primary end-use industries. The Noveon consumer specialties products are sold to customers worldwide and these customers include major manufacturers of cosmetics, personal care products, water soluble polymers and household products. During the first quarter of 2006, the company completed the sale of the Telene business and entered into sales agreements to divest the FIIS and A&I businesses, which were subsequently sold during the second quarter of 2006. The company recorded the results of operations of these businesses either divested or classified as held-for-sale in the discontinued operations - net of tax line item in the consolidated statements of income for 2006.
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
The following table presents a summary of the results of the company’s reportable segments:

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues from external customers:
Lubrizol Additives	$696.0	$627.5
Lubrizol Advanced Materials	380.7	356.6

Total revenues	$1,076.7	$984.1

Segment operating income:
Lubrizol Additives	$100.9	$73.5
Lubrizol Advanced Materials	45.4	44.6

Segment operating income	146.3	118.1

Corporate expenses	(21.7)	(21.3)
Corporate other expense – net	(0.5)	(2.2)
Restructuring and impairment credits (charges)	2.4	(1.8)
Interest expense – net	(17.1)	(23.1)

Income from continuing operations before income taxes	$109.4	$69.7

The company’s total assets by segment were as follows:
	March 31,	December 31,
	2007	2006
Segment total assets:
Lubrizol Additives	$1,451.9	$1,397.6
Lubrizol Advanced Materials	2,209.8	2,193.7

Total segment assets	3,661.7	3,591.3

Corporate assets	787.3	799.6

Total consolidated assets	$4,449.0	$4,390.9

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)
11.    Pension and Postretirement Benefits
The components of net periodic pension cost and net periodic non-pension postretirement benefit cost consisted of the following:

	Three Months Ended
	March 31,
	2007	2006
Pension benefits:
Service cost - benefits earned during period	$ 7.5	$ 8.3
Interest cost on projected benefit obligation	9.8	8.5
Expected return on plan assets	(8.6)	(7.1)
Amortization of prior service costs	0.7	0.5
Amortization of initial net obligation	–	0.1
Settlement / curtailment loss	–	3.3
Recognized net actuarial loss	1.2	2.1

Net periodic pension cost	$ 10.6	$ 15.7

Other postretirement benefits:
Service cost - benefits earned during period	$ 0.4	$ 0.5
Interest cost on projected benefit obligation	1.4	1.4
Amortization of prior service costs	(1.6)	(2.1)
Amortization of initial net obligation	0.1	0.1
Recognized net actuarial loss	0.3	0.4

Net periodic non-pension postretirement benefit cost	$ 0.6	$ 0.3

Expected employer contributions worldwide for pension benefits in 2007 approximate $59.5 million for the qualified plans, of which $22.4 million was contributed during the three months ended March 31, 2007. The portion of the 2007 total expected contributions attributable to the U.S. qualified pension plans is $34.5 million, of which $19.1 million was contributed during the three months ended March 31, 2007. The non-qualified pension plans and other postretirement benefit plans are unfunded. As a result, the 2007 expected contributions to these plans of $1.8 million and $4.8 million, respectively, represent actuarial estimates of future assumed payments based on historic retirement and payment patterns as well as medical trend rates and historical claim information, as appropriate. The settlement loss in 2006 resulted from a distribution from a non-qualified pension plan.
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
The following table shows the reconciliation of the restructuring liability since January 1, 2007 by major restructuring activity:

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)

	Liability	Restructuring		Liability
	January 1,	and Impairment		March 31,
	2007	(Credits) Charges	Cash Paid	2007
Bromborough, U.K. plant closure and sale	$ 1.0	$ (0.8)	$ –	$ 0.2
Lubrizol Advanced Materials plant closures and workforce reductions	0.7	0.3	(0.4)	0.6
Corporate / other workforce reductions	0.2	0.1	(0.3)	–
Noveon International restructuring liabilities assumed	0.9	–	(0.3)	0.6

	$ 2.8	$ (0.4)	$ (1.0)	$ 1.4

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
14.    Shareholders’ Equity
The following table summarizes the changes in shareholders’ equity since December 31, 2006:

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)

		Shareholders’ Equity
				Accumulated
	Number of			Other
	Shares	Common	Retained	Comprehensive
	Outstanding	Shares	Earnings	(Loss) Income	Total
Balance, December 31, 2006	69.0	$ 710.1	$ 1,033.8	$ (60.8)	$ 1,683.1
Cumulative effect of a change in accounting principle due to the adoption of FIN No. 48		–	(8.9)	–	(8.9)

Balance, January 1, 2007	69.0	710.1	1,024.9	(60.8)	1,674.2

Comprehensive income:
Net income		–	71.3	–	71.3
Other comprehensive income		–	–	12.2	12.2

Total comprehensive income					83.5
Deferred stock compensation		7.3	–	–	7.3
Common shares – treasury:
Common shares purchased	(0.4)	(0.6)	(18.7)	–	(19.3)
Shares issued upon exercise of stock options and awards	0.4	11.7	–	–	11.7

Balance, March 31, 2007	69.0	$ 728.5	$ 1,077.5	$ (48.6)	$ 1,757.4

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
(Unaudited)
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
(Unaudited)
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
16.    Restatement of Consolidated Financial Statements
On October 22, 2007, the company concluded to restate its previously issued financial statements because of reporting errors relating to five postemployment employee benefit plans in three foreign countries. Accordingly, the company has restated its previously issued financial statements included in its most recently filed annual report on Form 10-K/A for the year ended December 31, 2006. As a result, the company also has restated the accompanying interim financial statements for the periods ended March 31, 2007 and 2006.
The impact of the restatement decreased both income from continuing operations and net income for the three months ended March 31, 2007 by $0.3 million or less than one-half percent from amounts previously reported. The impact of the restatement decreased income from continuing operations and net income for the three months ended March 31, 2006 by $0.6 million or 1.3% and 4.1%, respectively, from amounts previously reported. The restatement had no effect on the company’s previously reported revenues or net cash flows. The cumulative effect of the errors decreased shareholders’ equity as of March 31, 2007 by $24.9 million or 0.6% of total liabilities and shareholders’ equity and 1.4% of total shareholders’ equity. The cumulative effect of the errors decreased shareholders’ equity as of December 31, 2006 by $24.3 million or 0.6% of total liabilities and shareholders’ equity and 1.4% of total shareholders’ equity.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)
The errors primarily arose in three different postemployment employee benefit plans at a wholly owned subsidiary and in postemployment employee benefit plans at two of the company’s consolidated joint ventures. Four of these postemployment employee benefit plans had been accounted for inappropriately on a cash basis rather than an accrual basis as required by U.S. GAAP, while the accrual recorded in the financial statements for the fifth plan was not calculated in accordance with U.S. GAAP. The cumulative effect of the errors resulted in an understatement of postemployment employee benefit plan liabilities of $39.7 million and $38.9 million at March 31, 2007 and December 31, 2006, respectively.
The following tables show the impact of the restatement:

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)
Consolidated Statement of Income

	Three Months Ended
(In Millions of Dollars Except Per Share Data)	March 31, 2007

	(as previously
	reported)	(adjustments)	(as restated)

Net sales	$1,075.8	$–	$1,075.8
Royalties and other revenues	0.9	–	0.9

Total revenues	1,076.7	–	1,076.7

Cost of sales	797.7	0.6	798.3
Selling and administrative expenses	102.3	–	102.3
Research, testing and development expenses	51.7	–	51.7
Amortization of intangible assets	6.0	–	6.0
Restructuring and impairment credits	(2.4)	–	(2.4)

Total costs and expenses	955.3	0.6	955.9

Other income (expense) – net	5.6	0.1	5.7
Interest income	7.1	–	7.1
Interest expense	(24.2)	–	(24.2)

Income from continuing operations before income taxes	109.9	(0.5)	109.4
Provision for income taxes	38.3	(0.2)	38.1

Income from continuing operations	71.6	(0.3)	71.3
Discontinued operations – net of tax	–	–	–

Net income	$71.6	$(0.3)	$71.3

Basic earnings per share:
Continuing operations	$1.03	$–	$1.03
Discontinued operations	–	–	–

Net income per share, basic	$1.03	$–	$1.03

Diluted earnings per share:
Continuing operations	$1.02	$–	$1.02
Discontinued operations	–	–	–

Net income per share, diluted	$1.02	$–	$1.02

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)
Consolidated Statement of Income

	Three Months Ended
(In Millions of Dollars Except Per Share Data)	March 31, 2006

	(as previously
	reported)	(adjustments)	(as restated)

Net sales	$983.5	$–	$983.5
Royalties and other revenues	0.6	–	0.6

Total revenues	984.1	–	984.1

Cost of sales	738.4	0.9	739.3
Selling and administrative expenses	93.3	–	93.3
Research, testing and development expenses	49.6	–	49.6
Amortization of intangible assets	5.8	–	5.8
Restructuring and impairment charges	1.8	–	1.8

Total costs and expenses	888.9	0.9	889.8

Other expense – net	(1.5)	–	(1.5)
Interest income	2.2	–	2.2
Interest expense	(25.3)	–	(25.3)

Income from continuing operations before income taxes	70.6	(0.9)	69.7
Provision for income taxes	24.7	(0.3)	24.4

Income from continuing operations	45.9	(0.6)	45.3
Discontinued operations – net of tax	(60.7)	–	(60.7)

Net loss	$(14.8)	$(0.6)	$(15.4)

Basic earnings (loss) per share:
Continuing operations	$0.67	$(0.01)	$0.66
Discontinued operations	(0.89)	–	(0.89)

Net loss per share, basic	$(0.22)	$(0.01)	$(0.23)

Diluted earnings (loss) per share:
Continuing operations	$0.66	$(0.01)	$0.65
Discontinued operations	(0.88)	–	(0.88)

Net loss per share, diluted	$(0.22)	$(0.01)	$(0.23)

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)
Consolidated Balance Sheet

	March 31, 2007
	(as previously
(In Millions of Dollars)	reported)	(adjustments)	(as restated)

ASSETS
Cash and short-term investments	$582.8	$–	$582.8
Receivables	625.5	–	625.5
Inventories	573.0	–	573.0
Other current assets	86.7	–	86.7

Total current assets	1,868.0	–	1,868.0

Property and equipment – at cost	2,580.3	–	2,580.3
Less accumulated depreciation	1,496.5	–	1,496.5

Property and equipment – net	1,083.8	–	1,083.8

Goodwill	1,092.9	–	1,092.9
Intangible assets – net	325.4	–	325.4
Investments in non-consolidated companies	7.2	–	7.2
Other assets	67.0	4.7	71.7

TOTAL	$4,444.3	$4.7	$4,449.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$6.1	$–	$6.1
Accounts payable	360.2	–	360.2
Accrued expenses and other current liabilities	227.5	2.2	229.7

Total current liabilities	593.8	2.2	596.0

Long-term debt	1,507.1	–	1,507.1
Pension obligations	206.7	20.0	226.7
Other postretirement benefit obligations	81.1	11.9	93.0
Noncurrent liabilities	135.4	5.6	141.0
Deferred income taxes	84.7	(8.6)	76.1

Total liabilities	2,608.8	31.1	2,639.9

Minority interest in consolidated companies	53.2	(1.5)	51.7

Contingencies and commitments
Preferred stock without par value – unissued	–	–	–
Common shares without par value	728.5	–	728.5
Retained earnings	1,094.2	(16.7)	1,077.5
Accumulated other comprehensive loss	(40.4)	(8.2)	(48.6)

Total shareholders’ equity	1,782.3	(24.9)	1,757.4

TOTAL	$4,444.3	$4.7	$4,449.0

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)
Consolidated Statement of Cash Flows

	Three Months Ended
	March 31, 2007
	(as previously
(In Millions of Dollars)	reported)	(adjustments)	(as restated)

CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income	$71.6	$(0.3)	$71.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	39.2	–	39.2
Deferred income taxes	10.7	–	10.7
Deferred compensation	8.0	–	8.0
Gain from divestitures and sales of property and equipment	(7.9)	–	(7.9)
Change in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(46.3)	–	(46.3)
Inventories	18.8	–	18.8
Accounts payable, accrued expenses and other current liabilities	16.7	(0.2)	16.5
Other current assets	(1.1)	–	(1.1)

	(11.9)	(0.2)	(12.1)
Change in noncurrent liabilities	(9.0)	0.5	(8.5)
Other items – net	(2.7)	–	(2.7)

Total operating activities	98.0	–	98.0

INVESTING ACTIVITIES
Capital expenditures	(31.9)	–	(31.9)
Acquisitions	(15.7)	–	(15.7)
Net proceeds from divestitures and sales of property and equipment	11.4	–	11.4
Other items – net	(0.1)	–	(0.1)

Total investing activities	(36.3)	–	(36.3)

FINANCING ACTIVITIES
Changes in short-term debt – net	2.4	–	2.4
Repayments of long-term debt	(32.5)	–	(32.5)
Dividends paid	(18.0)	–	(18.0)
Common shares purchased	(19.3)	–	(19.3)
Proceeds from the exercise of stock options	11.7	–	11.7

Total financing activities	(55.7)	–	(55.7)

Effect of exchange rate changes on cash	1.1	–	1.1

Net increase in cash and short-term investments	7.1	–	7.1

Cash and short-term investments at the beginning of period	575.7	–	575.7

Cash and short-term investments at the end of period	$582.8	$–	$582.8

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)
Consolidated Statement of Cash Flows

	Three Months Ended
	March 31, 2006
	(as previously
(In Millions of Dollars)	reported)	(adjustments)	(as restated)

CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net loss	$(14.8)	$(0.6)	$(15.4)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	42.9	–	42.9
Deferred income taxes	8.1	(0.2)	7.9
Deferred compensation	3.8	–	3.8
Restructuring and impairment charges	61.0	–	61.0
Loss from divestitures and sales of property and equipment	0.9	–	0.9
Change in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(38.1)	–	(38.1)
Inventories	(13.2)	–	(13.2)
Accounts payable, accrued expenses and other current liabilities	(32.0)	0.8	(31.2)
Other current assets	0.9	–	0.9

	(82.4)	0.8	(81.6)
Change in noncurrent liabilities	4.1	–	4.1
Other items – net	2.1	–	2.1

Total operating activities	25.7	–	25.7

INVESTING ACTIVITIES
Capital expenditures	(30.3)	–	(30.3)
Net proceeds from divestitures and sales of property and equipment	8.5	–	8.5

Total investing activities	(21.8)	–	(21.8)

FINANCING ACTIVITIES
Changes in short-term debt – net	0.3	–	0.3
Repayments of long-term debt	(23.7)	–	(23.7)
Dividends paid	(17.7)	–	(17.7)
Proceeds from the exercise of stock options	7.3	–	7.3

Total financing activities	(33.8)	–	(33.8)

Effect of exchange rate changes on cash	0.8	–	0.8

Net decrease in cash and short-term investments	(29.1)	–	(29.1)

Cash and short-term investments at the beginning of period	262.4	–	262.4

Cash and short-term investments at the end of period	$233.3	$–	$233.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In Millions of Dollars except Share and Per Share Data)
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this quarterly report on Form 10-Q/A. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including those described under the section “Cautionary Statements for Safe Harbor Purposes” included elsewhere in this quarterly report on Form 10-Q/A.
RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
On October 22, 2007, we concluded to restate our previously issued financial statements because of reporting errors relating to five postemployment employee benefit plans in three foreign countries. Accordingly, we are filing this amendment to our quarterly report on Form 10-Q/A for the quarterly period ended March 31, 2007. The effects of the restatement are reflected in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and we have not modified or updated disclosures except as required to reflect the effects of the restatement. See the Explanatory Note included in the front section of this quarterly report on Form 10-Q/A and “Note 16 - Restatement of Consolidated Financial Statements” contained in the Notes to Financial Statements for more information regarding the restatement and changes to previously issued financial statements.
The impact of the restatement decreased both income from continuing operations and net income for the three months ended March 31, 2007 by $0.3 million or less than one-half percent from amounts previously reported. The impact of the restatement decreased income from continuing operations and net income for the three months ended March 31, 2006 by $0.6 million or 1.3% and 4.1%, respectively, from amounts previously reported. The restatement had no effect on our previously reported revenues or net cash flows. The cumulative effect of the errors decreased shareholders’ equity as of March 31, 2007 by $24.9 million or 0.6% of total liabilities and shareholders’ equity and 1.4% of total shareholders’ equity. The cumulative effect of the errors decreased shareholders’ equity as of December 31, 2006 by $24.3 million or 0.6% of total liabilities and shareholders’ equity and 1.4% of total shareholders’ equity.
The errors primarily arose in three different postemployment employee benefit plans at a wholly owned subsidiary and in postemployment employee benefit plans at two of our consolidated joint ventures. Four of these postemployment employee benefit plans had been accounted for inappropriately on a cash basis rather than an accrual basis as required by U.S. generally accepted accounting principles (U.S. GAAP), while the accrual recorded in the financial statements for the fifth plan was not calculated in accordance with U.S. GAAP. The cumulative effect of the errors resulted in an understatement of postemployment employee benefit plan liabilities of $39.7 million and $38.9 million at March 31, 2007 and December 31, 2006, respectively.

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
RESULTS OF OPERATIONS
Income from continuing operations increased $26.0 million to $71.3 million in the first quarter of 2007 compared to $45.3 million for the same period in 2006. The increase in earnings from continuing operations primarily was due to improvements in the combination of price and product mix in the Lubrizol Additives segment as we continue to recover lost margin attributable to past raw material cost increases in this segment. Although we have yet to fully recover past raw material cost increases, we believe we are returning to levels of earnings sufficient to support our operations and growth initiatives. In addition, earnings from continuing operations were impacted favorably by lower net interest costs; an increase in other income primarily as a result of a gain on the sale of land recorded in the first quarter of 2007; a restructuring credit associated with the sale of the manufacturing facility located in Bromborough, U.K. in the first quarter of 2007; and a favorable currency impact; offset by higher raw material costs, increased manufacturing costs and higher selling, technology, administrative and research (STAR) expenses.
Net loss of $15.4 million for the three months ended March 31, 2006 included a $60.7 million loss from discontinued operations – net of tax, which primarily related to a $60.6 million after-tax impairment charge recorded in the first quarter of 2006 to reflect the FIIS business at its fair value.
Revenues
     The changes in consolidated revenues are summarized as follows:

	Three Months
	Ended March 31,
	2007	2006	$ Change	% Change
Net sales	$1,075.8	$983.5	$ 92.3	9%
Royalties and other revenues	0.9	0.6	0.3	50%

Total revenues	$1,076.7	$984.1	$ 92.6	9%

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
The following table shows our volume by geographic zone for the three months ended March 31, 2007:

	1st Quarter	1st Quarter
	2007	2007 vs. 2006
	Volume	% Change
North America	47%	(3%)
Europe	27%	1%
Asia-Pacific / Middle East	20%	(1%)
Latin America	6%	22%

Total	100%	–

Segment volume variances by geographic zone as well as the factors explaining the changes in segment revenues for the three months ended March 31, 2007 compared with the same period in 2006 are contained within the “Segment Analysis” section below.

Costs and Expenses
The changes in consolidated costs and expenses are summarized as follows:

	Three Months Ended
	March 31,
	2007	2006	$ Change	% Change
Cost of sales	$ 798.3	$ 739.3	$ 59.0	8%
Selling and administrative expenses	102.3	93.3	9.0	10%
Research, testing and development expenses	51.7	49.6	2.1	4%
Amortization of intangible assets	6.0	5.8	0.2	3%
Restructuring and impairment (credits) charges	(2.4)	1.8	(4.2)	*

Total costs and expenses	$ 955.9	$ 889.8	$ 66.1	7%

*Calculation not meaningful
The increase in cost of sales in the first quarter of 2007 compared to the same period in 2006 primarily was due to higher average raw material cost and higher manufacturing expenses. Average raw material cost increased 7% for the three months ended March 31, 2007 compared to the same period in 2006. Total manufacturing expenses increased 10% in the first quarter of 2007 compared to the prior-year quarter, primarily due to unfavorable manufacturing cost absorption as we lowered production to reduce inventory levels from the prior year end and an unfavorable currency impact, partially offset by lower utility costs. On a per-unit-sold basis, manufacturing costs increased 10% for the three months ended March 31, 2007 compared to the same period in 2006.
Gross profit (net sales less cost of sales) increased $33.3 million, or 14%, for the three months ended March 31, 2007 compared to the same period in 2006. The increase primarily was due to improvement in the combination of price and product mix in the Lubrizol Additives segment and a favorable currency impact offset by higher average unit raw material cost and higher manufacturing expenses. Our gross profit percentage (gross profit divided by net sales) increased to 25.8% in the first quarter of 2007 compared to 24.8% in the same quarter last year. The gross profit percentage increase primarily occurred in the Lubrizol Additives segment due to the favorable combination of price and product mix attributable to price increases implemented during 2006.
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
The components of restructuring and impairment credits and charges are detailed as follows:

	Three Months Ended March 31, 2007
	Asset
	Impairments	Other Plant
	(Gains)	Exit Costs	Severance	Total
Bromborough, U.K. plant closure and sale	$(2.8)	$–	$–	$(2.8)
Lubrizol Advanced Materials plant closures and workforce reductions	–	0.2	0.1	0.3
Other	–	–	0.1	0.1

Total restructuring and impairment (credits) charges	$(2.8)	$0.2	$0.2	$(2.4)

	Three Months Ended March 31, 2006
	Other Plant
	Exit Costs	Severance	Total
Bromborough, U.K. plant closure	$0.9	$0.6	$1.5
Lubrizol Advanced Materials plant closures and workforce reductions	–	0.4	0.4
Other	–	(0.1)	(0.1)

Total restructuring and impairment charges	$0.9	$0.9	$1.8

The credits and charges for these cost reduction initiatives and impairments are reported as a separate line item in the consolidated statements of income, entitled “Restructuring and impairment (credits) charges” and are included in the “Total cost and expenses” subtotal on the consolidated statements of income.
Other Items and Net Income (Loss)
The changes in other items and net income (loss) are summarized as follows:

	Three Months Ended
	March 31,
	2007	2006	$ Change	% Change
Other income (expense) – net	$5.7	$(1.5)	$7.2	*
Interest expense – net	(17.1)	(23.1)	6.0	(26%)
Income from continuing operations before income taxes	109.4	69.7	39.7	57%
Provision for income taxes	38.1	24.4	13.7	56%
Income from continuing operations	71.3	45.3	26.0	57%
Discontinued operations	–	(60.7)	60.7	*
Net income (loss)	71.3	(15.4)	86.7	*

*	Calculation not meaningful
The increase in other income (expense) - net for the three months ended March 31, 2007 compared to the same period in 2006 primarily was due to a $5.0 million gain on the sale of land recorded in the first quarter of 2007.
The decrease in interest expense - net for the first quarter of 2007 compared to the prior-year quarter primarily was attributable to an increase in interest income of $4.9 million as a result of our increased cash and short-term investments from the divestiture proceeds received in May 2006.

Our effective tax rate of 34.8% in the first quarter of 2007 was comparable to our effective tax rate of 35.0% in the same period in 2006.
Primarily as a result of the above factors, net income (loss) per diluted share was $1.02 and ($0.23) for the three months ended March 31, 2007 and 2006, respectively. Net income per diluted share for the three months ended March 31, 2006 included a loss from discontinued operations per diluted share of $0.88. The loss from discontinued operations per diluted share includes a $0.01 per diluted share of operating income, an $0.88 per diluted share non-cash impairment charge and a $0.01 per diluted share loss on the sale of the Telene business.
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
The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Lubrizol Additives	65%	64%
Lubrizol Advanced Materials	35%	36%

Segment Operating Income:
Lubrizol Additives	69%	62%
Lubrizol Advanced Materials	31%	38%
The operating results by segment were as follows:

	Three Months Ended
	March 31,
	2007	2006	$ Change
Revenues:
Lubrizol Additives	$ 696.0	$ 627.5	$ 68.5
Lubrizol Advanced Materials	380.7	356.6	24.1

Total	$ 1,076.7	$ 984.1	$ 92.6

Gross Profit:
Lubrizol Additives	$ 167.5	$ 140.1	$ 27.4
Lubrizol Advanced Materials	110.0	104.1	5.9

Total	$ 277.5	$ 244.2	$ 33.3

Segment Operating Income:
Lubrizol Additives	$ 100.9	$ 73.5	$ 27.4
Lubrizol Advanced Materials	45.4	44.6	0.8

Total	$ 146.3	$ 118.1	$ 28.2

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
Volume patterns vary in different geographic zones. The following table shows our volume by geographic zone for the three months ended March 31, 2007 as well as the changes compared to the same period in 2006:

	1st Quarter	1st Quarter
	2007	2007 vs. 2006
	Volume	% Change
North America	37%	(1%)
Europe	31%	–
Asia-Pacific / Middle East	25%	(5%)
Latin America	7%	15%

Total	100%	(1%)

Volume in the first quarter of 2007 was strong and, sequentially, increased 6% over the fourth quarter of 2006, which was influenced by unfavorable customer order patterns. Volume levels for the three months ended March 31, 2007 indicated a return to normal customer order patterns. However, as compared to the very strong first quarter of 2006, volume declined by 1%. The 2006 first quarter results significantly were influenced by inventory replenishment of finished lubricants following the industry supply disruptions experienced in the fourth quarter of 2005 in the aftermath of the hurricanes that hit the U.S. Gulf Coast. During the first quarter of 2007, the Asia- Pacific / Middle East region was impacted negatively compared to the strong first quarter in 2006, while volume growth in the Latin America region primarily was due to business gains at some of our major international customers compared to the prior-year quarter results.
Segment gross profit increased 20% in the first quarter of 2007 compared with the prior-year quarter as we continued to recover margin lost in prior periods. The Lubrizol Additives segment implemented a series of price increases in 2005 and 2006 in response to continued raw material and manufacturing cost increases. The effective dates of the selling price increases varied by geographic sales zone. As a result, the gross profit increase primarily was due to an improvement in the combination of price and product mix partially offset by a 9% increase in average raw material cost for the three months ended March 31, 2007 as compared to the same period in 2006. Manufacturing costs on a per-unit-sold basis increased 12% for the three-month comparative period primarily due to higher unfavorable manufacturing cost absorption as we lowered production to reduce inventory levels from the prior year end. Currency also had an unfavorable impact on manufacturing costs in the first quarter of 2007.
The gross profit percentage increased to 24.1% for the three months ended March 31, 2007, from 22.3% in the prior-year period. The increase in gross profit percentage primarily related to the improvement in the combination of price and product mix.
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
Segment operating income of $100.9 million increased 37% for the three months ended March 31, 2007 compared to the same period in 2006 due to the factors discussed above.
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
Volume patterns vary in different geographic zones. The following table shows our volume by geographic zone for the three months ended March 31, 2007 as well as the changes compared to the same period in 2006:

	1st Quarter	1st Quarter
	2007	2007 vs. 2006
	Volume	% Change
North America	67%	(4% )
Europe	18%	7%
Asia-Pacific / Middle East	11%	24%
Latin America	4%	57%

Total	100%	2%

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
Our net debt to capitalization ratio at March 31, 2007 was 34.6%. Net debt represents total short-term and long-term debt, excluding original issue discounts and unrealized gains and losses on derivative instruments designated as fair-value hedges of fixed-rate debt, reduced by cash and short-term investments. Capitalization is calculated as shareholders’ equity plus net debt. Total debt as a percent of capitalization was 46.3% at March 31, 2007.
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
Our cash and short term investments balance of $582.8 million at March 31, 2007 will be used to fund ongoing operations, pay down debt, pursue acquisitions and repurchase shares. Given the redemption premium on our long-term debt, it is unlikely that we will reduce debt significantly before our next scheduled maturity in late 2008.
Contractual Cash Obligations
Our contractual cash obligations as of December 31, 2006 are contained in our annual report on Form 10-K/A for the fiscal year ended December 31, 2006. During the three months ended March 31, 2007, our non-cancelable purchase commitments decreased approximately $31.2 million to $146.8 million. Other than the decrease in non-cancelable purchase commitments, we do not believe there have been any significant changes since December 31, 2006 in our contractual cash obligations. The non-cancelable purchase commitments by period at March 31, 2007 were $40.7 million, $89.8 million, $12.0 million and $4.3 million for the 2007, 2008-2009, 2010-2011 and 2012 and later periods, respectively.

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
Item 4. Controls and Procedures
In connection with the restatement discussed in the Explanatory Note to this quarterly report on Form 10-Q/A and in Note 16 contained in our Notes to Financial Statements, we reevaluated our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that reevaluation, our chief executive officer and chief financial officer identified a material weakness in our internal control over financial reporting for deficiencies at some international locations due to insufficient requisite technical knowledge of accounting for postemployment employee benefit plans in accordance with U.S. GAAP. Solely as a result of this material weakness, we concluded that our disclosure controls were not effective as of March 31, 2007.
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

As previously reported, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have affected materially, or reasonably likely to affect materially, our internal control over financial reporting.
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
Item 1A. Risk Factors
There are no material changes from risk factors as disclosed previously in our annual report on Form 10-K/A for the year ended December 31, 2006.
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
1    This column includes common shares (118 in January; 36,182 in February; and 2,222 in March) that we purchased pursuant to our deferred compensation plans and long-term incentive program, whereby we withhold shares upon a distribution to pay the withholding taxes on behalf of the employee.
2    This column represents common shares that we purchased at a cost of $19.3 million pursuant to a previously announced share repurchase plan on June 23, 1997 at which time our board of directors authorized the company to repurchase up to four million of its common shares. These shares may be repurchased in the open market or through negotiated transactions. The program does not have an expiration date.
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
Date: November 9, 2007