Form 10-Q/A
period 2007-06-30
LUBRIZOL CORP
filed 2007-11-09
CIK 60751

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

EXPLANATORY NOTE
On October 22, 2007, we concluded to restate our previously issued financial statements because of reporting errors relating to five postemployment employee benefit plans in three foreign countries. Accordingly, we restated our previously issued financial statements included in our most recently filed annual report on Form 10-K/A for the year ended December 31, 2006 and our previously issued interim financial statements included in our most recently filed quarterly report on Form 10-Q/A for the quarter ended March 31, 2007. We also are filing this quarterly report on Form 10-Q/A for the quarterly period ended June 30, 2007 to restate the interim financial statements for the periods ended June 30, 2007 and 2006. The following items have been amended as a result of this restatement:
•	Part I - Item 1. Financial Statements

•	Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I - Item 4. Controls and Procedures
The impact of the restatement decreased net income for the three and six months ended June 30, 2007 by $0.4 million or 0.5% and $0.7 million or 0.5%, respectively, from amounts previously reported. For the three and six months ended June 30, 2006, the impact of the restatement decreased income from continuing operations by $0.5 million or 0.8% and $1.0 million or 0.9%, respectively, from amounts previously reported. In addition, net income for the three and six months ended June 30, 2006 decreased $0.5 million or 1.0% and $1.0 million or 2.8% as a result of the restatement. The restatement had no effect on our previously reported revenues or net cash flows. The cumulative effect of the errors decreased shareholders’ equity as of June 30, 2007 by $25.4 million or 0.6% of total liabilities and shareholders’ equity and 1.4% of total shareholders’ equity. The cumulative effect of the errors decreased shareholders’ equity as of December 31, 2006 by $24.3 million or 0.6% of total liabilities and shareholders’ equity and 1.4% of total shareholders’ equity.
The errors primarily arose in three different postemployment employee benefit plans at a wholly owned subsidiary and in postemployment employee benefit plans at two of our consolidated joint ventures. Four of these postemployment employee benefit plans had been accounted for inappropriately on a cash basis rather than an accrual basis as required by U.S. generally accepted accounting principles (U.S. GAAP), while the accrual recorded in the financial statements for the fifth plan was not calculated in accordance with U.S. GAAP. The cumulative effect of the errors resulted in an understatement of postemployment employee benefit plan liabilities of $40.3 million and $38.9 million at June 30, 2007 and December 31, 2006, respectively.
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
Except as noted above, we have not updated or modified disclosures presented in the original quarterly report on Form 10-Q for the quarterly period ended June 30, 2007 except as required to reflect the effects of the restatement on this quarterly report on Form 10-Q/A. Accordingly, this quarterly report on Form 10-Q/A does not reflect events occurring after the filing of our original quarterly report on Form 10-Q on August 3, 2007.

THE LUBRIZOL CORPORATION
Quarterly Report on Form 10-Q/A
Quarter Ended June 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE LUBRIZOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Millions of Dollars Except Per Share Data)	2007	2006	2007	2006
	(as restated,	(as restated,	(as restated,	(as restated,
	see Note 16)	see Note 16)	see Note 16)	see Note 16)
Net sales	$1,153.5	$1,039.9	$2,229.3	$2,023.4
Royalties and other revenues	1.1	1.2	2.0	1.9

Total revenues	1,154.6	1,041.1	2,231.3	2,025.3

Cost of sales	858.8	775.3	1,657.1	1,514.6
Selling and administrative expenses	103.4	85.7	205.7	178.9
Research, testing and development expenses	53.7	52.6	105.4	102.3
Amortization of intangible assets	5.9	5.9	11.9	11.7
Restructuring and impairment charges (credits)	0.9	1.8	(1.5)	3.6

Total costs and expenses	1,022.7	921.3	1,978.6	1,811.1

Other (expense) income – net	(1.5)	(0.3)	4.2	(1.9)
Interest income	6.9	3.7	14.0	5.9
Interest expense	(24.4)	(24.7)	(48.6)	(50.0)

Income from continuing operations before income taxes	112.9	98.5	222.3	168.2
Provision for income taxes	31.9	35.5	70.0	59.9

Income from continuing operations	81.0	63.0	152.3	108.3
Discontinued operations – net of tax	–	(12.4)	–	(73.1)

Net income	$81.0	$50.6	$152.3	$35.2

Basic earnings (loss) per share:
Continuing operations	$1.17	$0.92	$2.20	$1.59
Discontinued operations	–	(0.18)	–	(1.07)

Net income per share, basic	$1.17	$0.74	$2.20	$0.52

Diluted earnings (loss) per share:
Continuing operations	$1.15	$0.91	$2.17	$1.57
Discontinued operations	–	(0.18)	–	(1.06)

Net income per share, diluted	$1.15	$0.73	$2.17	$0.51

Dividends paid per share	$0.30	$0.26	$0.56	$0.52

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In Millions of Dollars Except Share Data)	2007	2006
	(as restated, see
	Note 16)
ASSETS
Cash and short-term investments	$592.6	$575.7
Receivables	659.5	573.6
Inventories	546.6	589.0
Other current assets	82.2	98.0

Total current assets	1,880.9	1,836.3

Property and equipment – at cost	2,623.7	2,546.0
Less accumulated depreciation	1,526.3	1,464.7

Property and equipment – net	1,097.4	1,081.3

Goodwill	1,096.9	1,076.1
Intangible assets – net	322.1	322.8
Investments in non-consolidated companies	6.7	7.7
Other assets	72.1	66.7

TOTAL	$4,476.1	$4,390.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$5.9	$3.7
Accounts payable	386.6	340.5
Accrued expenses and other current liabilities	215.9	290.2

Total current liabilities	608.4	634.4

Long-term debt	1,457.1	1,538.0
Pension obligations	229.5	237.9
Other postretirement benefit obligations	92.8	93.5
Noncurrent liabilities	146.7	72.3
Deferred income taxes	84.6	80.4

Total liabilities	2,619.1	2,656.5

Minority interest in consolidated companies	56.1	51.3

Contingencies and commitments
Shareholders’ equity:
Preferred stock without par value – authorized and unissued:
Serial preferred stock – 2,000,000 shares	–	–
Serial preference shares – 25,000,000 shares	–	–
Common shares without par value:
Authorized – 120,000,000 shares
Outstanding – 69,066,226 shares as of June 30, 2007 after deducting 17,129,668 treasury shares; 69,020,569 shares as of December 31, 2006 after deducting 17,175,325 treasury shares	751.9	710.1
Retained earnings	1,087.2	1,033.8
Accumulated other comprehensive loss	(38.2)	(60.8)

Total shareholders’ equity	1,800.9	1,683.1

TOTAL	$4,476.1	$4,390.9

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(In Millions of Dollars)	2007	2006
	(as restated, see	(as restated, see
	Note 16)	Note 16)
CASH PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net income	$152.3	$35.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	78.8	82.4
Deferred income taxes	19.1	13.7
Deferred compensation	11.9	7.0
Restructuring and impairment charges	0.8	61.0
(Gain) loss from divestitures and sales of property and equipment	(8.0)	5.5
Change in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(71.7)	(67.9)
Inventories	47.7	(21.0)
Accounts payable, accrued expenses and other current liabilities	(2.3)	(62.1)
Other current assets	2.2	4.2

	(24.1)	(146.8)

Change in noncurrent liabilities	(5.4)	15.3
Other items – net	1.8	16.3

Total operating activities	227.2	89.6

INVESTING ACTIVITIES
Capital expenditures	(75.8)	(62.2)
Acquisitions	(15.7)	–
Net proceeds from divestitures and sales of property and equipment	12.1	275.4
Other items – net	(1.3)	(0.7)

Total investing activities	(80.7)	212.5

FINANCING ACTIVITIES
Changes in short-term debt – net	2.3	6.9
Repayments of long-term debt	(79.4)	(57.7)
Dividends paid	(38.8)	(35.5)
Common shares purchased	(50.1)	–
Proceeds from the exercise of stock options	32.9	10.3

Total financing activities	(133.1)	(76.0)

Effect of exchange rate changes on cash	3.5	3.0

Net increase in cash and short-term investments	16.9	229.1

Cash and short-term investments at the beginning of period	575.7	262.4

Cash and short-term investments at the end of period	$592.6	$491.5

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)
(In Millions of Dollars except Share and Per Share Data)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals unless otherwise noted) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
2. Significant Accounting Policies
Net Income Per Share
Net income per share is computed by dividing net income by the weighted-average common shares outstanding during the period, including contingently issuable shares. Net income per diluted share includes the dilutive effect resulting from outstanding stock options and awards. Per share amounts from continuing operations are computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Income from continuing operations	$81.0	$63.0	$152.3	$108.3

Denominator (in millions):
Weighted-average common shares outstanding	69.4	68.6	69.4	68.5
Dilutive effect of stock options and awards	0.8	0.6	0.8	0.6

Denominator for income from continuing operations per share, diluted	70.2	69.2	70.2	69.1

Income from continuing operations per share, basic	$1.17	$0.92	$2.20	$1.59

Income from continuing operations per share, diluted	$1.15	$0.91	$2.17	$1.57

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
June 30, 2007
(Unaudited)
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
The fair value of share-based payment awards are estimated using the Black-Scholes option pricing model. There were 213,200 stock options granted during the six months ended June 30, 2007. There were no stock options granted during the six months ended June 30, 2006. The weighted-average assumptions used to value the options granted during the first half of 2007 were as follows:

Risk-free interest rate	4.8%
Dividend yield	2.0%
Volatility	17.8%
Expected life (years)	10.0
Weighted-average fair value of options granted during the period	$ 14.68
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
(Unaudited)
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
5. Divestitures
In May 2006, the company sold the food ingredients and industrial specialties business (FIIS) and the active pharmaceutical ingredients and intermediate compounds business (A&I), both of which were included in the Lubrizol Advanced Materials segment. The results of these divested businesses have been reflected in the discontinued

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)
operations – net of tax line item in the company’s consolidated statements of income for the three and six months ended June 30, 2006.
In February 2006, the company sold certain assets and liabilities of its Telene® resins business (Telene), which was included in the Lubrizol Advanced Materials segment. The results of Telene have been reflected in the discontinued operations – net of tax line item in the company’s consolidated statements of income for the six months ended June 30, 2006.
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

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)
The following table shows the components of identifiable intangible assets.

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
(Unaudited)
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
9. Comprehensive Income
Total comprehensive income was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$ 81.0	$ 50.6	$ 152.3	$ 35.2
Foreign currency translation adjustment	10.3	31.0	20.3	37.7
Pension and other postretirement benefit plans	–	–	–	(0.8)
Unrealized (loss) gain - natural gas hedges	(0.7)	–	0.8	(0.8)
Amortization of treasury rate locks	0.8	0.9	1.5	1.6

Total comprehensive income	$ 91.4	$ 82.5	$ 174.9	$ 72.9

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

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)
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
The Lubrizol Advanced Materials segment consists of engineered polymers, performance coatings and Noveon® consumer specialties product lines. The engineered polymers product line is characterized by products such as TempRite® engineered polymers and Estane® engineered polymers. Engineered polymers products are sold to a diverse customer base comprised of major manufacturers in the construction, automotive, telecommunications, electronics and recreation industries. The performance coatings product line includes high-performance polymers and additives for specialty paper, graphic arts, paint and textile coatings applications. The Noveon consumer specialties product line is characterized by global production of acrylic thickeners, specialty monomers, film formers, fixatives, emollients, silicones, surfactants, botanicals and process chemicals. The company markets products in the Noveon consumer specialties product line to the personal care and pharmaceutical primary end-use industries. The Noveon consumer specialties products are sold to customers worldwide and these customers include major manufacturers of cosmetics, personal care products, water soluble polymers and household products. During the first quarter of 2006, the company completed the sale of the Telene business. In addition, the FIIS and A&I businesses were sold during the second quarter of 2006. The company recorded the results of operations of these divested businesses in the discontinued operations – net of tax line item in the consolidated statements of income for 2006.
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

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)
The following table presents a summary of the results of the company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues from external customers:
Lubrizol Additives	$759.0	$678.4	$1,455.0	$1,306.0
Lubrizol Advanced Materials	395.6	362.7	776.3	719.3

Total revenues	$1,154.6	$1,041.1	$2,231.3	$2,025.3

Segment operating income:
Lubrizol Additives	$106.3	$89.0	$207.2	$162.7
Lubrizol Advanced Materials	43.5	48.4	88.9	92.9

Total segment operating income	149.8	137.4	296.1	255.6

Corporate expenses	(17.6)	(12.6)	(39.3)	(34.0)
Corporate other expense – net	(0.9)	(3.5)	(1.4)	(5.7)
Restructuring and impairment (charges) credits	(0.9)	(1.8)	1.5	(3.6)
Interest expense – net	(17.5)	(21.0)	(34.6)	(44.1)

Income from continuing operations before income taxes	$112.9	$98.5	$222.3	$168.2

The company’s total assets by segment were as follows:

	June 30,	December 31,
	2007	2006
Segment total assets:
Lubrizol Additives	$1,471.7	$1,397.6
Lubrizol Advanced Materials	2,210.5	2,193.7

Total segment assets	3,682.2	3,591.3

Corporate assets	793.9	799.6

Total consolidated assets	$4,476.1	$4,390.9

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)
11. Pension and Postretirement Benefits
The components of net periodic pension cost and net periodic non-pension postretirement benefit cost consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Pension benefits:
Service cost – benefits earned during period	$8.0	$8.4	$15.5	$16.7
Interest cost on projected benefit obligation	9.9	8.5	19.7	17.0
Expected return on plan assets	(8.5)	(7.2)	(17.1)	(14.3)
Amortization of prior service costs	0.7	0.5	1.4	1.0
Amortization of initial net obligation	–	0.1	–	0.2
Recognized net actuarial loss	1.3	2.1	2.5	4.2
Settlement / curtailment loss	–	(0.1)	–	3.2

Net periodic pension cost	$11.4	$12.3	$22.0	$28.0

Other postretirement benefits:
Service cost – benefits earned during period	$0.4	$0.5	$0.8	$1.0
Interest cost on projected benefit obligation	1.5	1.4	2.9	2.8
Amortization of prior service costs	(1.6)	(2.1)	(3.2)	(4.2)
Amortization of initial net obligation	0.1	0.1	0.2	0.2
Recognized net actuarial loss	0.3	0.4	0.6	0.8

Net periodic non-pension postretirement benefit cost	$0.7	$0.3	$1.3	$0.6

Expected employer contributions worldwide for pension benefits in 2007 approximate $55.4 million for the qualified plans, of which $32.5 million was contributed during the six months ended June 30, 2007. The portion of the 2007 total expected contributions attributable to the U.S. qualified pension plans is $29.8 million, of which $24.3 million was contributed during the six months ended June 30, 2007. The non-qualified pension plans and other postretirement benefit plans are unfunded. As a result, the 2007 expected contributions to these plans of $1.8 million and $4.8 million, respectively, represent actuarial estimates of future assumed payments based on historic retirement and payment patterns as well as medical trend rates and historical claim information, as appropriate. The settlement loss in 2006 primarily resulted from a distribution from a non-qualified pension plan.
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

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)
The following table shows the reconciliation of the restructuring liability since January 1, 2007 by major restructuring activity:

	Liability	Restructuring			Liability
	January 1,	and Impairment		Non-cash	June 30,
	2007	(Credits) Charges	Cash Paid	Adjustments	2007

Bromborough, U.K. plant closure and sale	$ 1.0	$ (0.7)	$ (0.1)	$ (0.1)	$ 0.1
Lubrizol Advanced Materials plant and line closures and workforce reductions	0.7	1.1	(1.0)	(0.5)	0.3
Corporate / other workforce reductions	0.2	0.1	(0.3)	–	–
Noveon International restructuring liabilities assumed	0.9	–	(0.3)	–	0.6

	$ 2.8	$ 0.5	$ (1.7)	$ (0.6)	$ 1.0

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

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)
14. Shareholders’ Equity
The following table summarizes the changes in shareholders’ equity since December 31, 2006:

		Shareholders’ Equity
				Accumulated
	Number of			Other
	Shares	Common	Retained	Comprehensive
	Outstanding	Shares	Earnings	(Loss) Income	Total
Balance, December 31, 2006	69.0	$ 710.1	$ 1,033.8	$ (60.8)	$ 1,683.1
Cumulative effect of a change in accounting principle due to the adoption of FIN No. 48		–	(8.9)	–	(8.9)

Balance, January 1, 2007	69.0	710.1	1,024.9	(60.8)	1,674.2

Comprehensive income:
Net income		–	152.3	–	152.3
Other comprehensive income		–	–	22.6	22.6

Total comprehensive income					174.9
Dividends		–	(41.6)	–	(41.6)
Deferred stock compensation		10.6	–	–	10.6
Common shares – treasury:
Common shares purchased	(0.8)	(1.7)	(48.4)	–	(50.1)
Shares issued upon exercise of stock options and awards	0.9	32.9	–	–	32.9

Balance, June 30, 2007	69.1	$ 751.9	$ 1,087.2	$ (38.2)	$ 1,800.9

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
16. Restatement of Consolidated Financial Statements
On October 22, 2007, the company concluded to restate its previously issued financial statements because of reporting errors relating to five postemployment employee benefit plans in three foreign countries. Accordingly, the company has restated its previously issued annual financial statements included in its most recently filed annual report on Form 10-K/A for the fiscal year ended December 31, 2006 and its previously issued interim financial statements included in its most recently filed quarterly report on Form 10-Q/A for the quarter ended March 31, 2007. As a result, the company also has restated the accompanying interim financial statements for the periods ended June 30, 2007 and 2006.
The impact of the restatement decreased net income for the three and six months ended June 30, 2007 by $0.4 million or 0.5% and $0.7 million or 0.5%, respectively, from amounts previously reported. For the three and six months ended June 30, 2006, the impact of the restatement decreased income from continuing operations by $0.5 million or 0.8% and $1.0 million or 0.9%, respectively, from amounts previously reported. In addition, net income for the three and six months ended June 30, 2006 decreased $0.5 million or 1.0% and $1.0 million or 2.8% as a result of the restatement. The restatement had no effect on the company’s previously reported revenues or net cash flows. The cumulative effect of the errors decreased shareholders’ equity as of June 30, 2007 by $25.4 million or 0.6% of total liabilities and shareholders’ equity and 1.4% of total shareholders’ equity. The cumulative effect of

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)
the errors decreased shareholders’ equity as of December 31, 2006 by $24.3 million or 0.6% of total liabilities and shareholders’ equity and 1.4% of total shareholders’ equity.
The errors primarily arose in three different postemployment employee benefit plans at a wholly owned subsidiary and in postemployment employee benefit plans at two of the company’s consolidated joint ventures. Four of these postemployment employee benefit plans had been accounted for inappropriately on a cash basis rather than an accrual basis as required by U.S. GAAP, while the accrual recorded in the financial statements for the fifth plan was not calculated in accordance with U.S. GAAP. The cumulative effect of the errors resulted in an understatement of postemployment employee benefit plan liabilities of $40.3 million and $38.9 million at June 30, 2007 and December 31, 2006, respectively.
The following tables show the impact of the restatement:

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)
Consolidated Statement of Income

	Three Months Ended
(In Millions of Dollars Except Per Share Data)	June 30, 2007
	(as previously
	reported)	(adjustments)	(as restated)
Net sales	$ 1,153.5	$ –	$ 1,153.5
Royalties and other revenues	1.1	–	1.1

Total revenues	1,154.6	–	1,154.6

Cost of sales	858.1	0.7	858.8
Selling and administrative expenses	103.4	–	103.4
Research, testing and development expenses	53.7	–	53.7
Amortization of intangible assets	5.9	–	5.9
Restructuring and impairment charges	0.9	–	0.9

Total costs and expenses	1,022.0	0.7	1,022.7

Other expense – net	(1.5)	–	(1.5)
Interest income	6.9	–	6.9
Interest expense	(24.4)	–	(24.4)

Income from continuing operations before income taxes	113.6	(0.7)	112.9
Provision for income taxes	32.2	(0.3)	31.9

Income from continuing operations	81.4	(0.4)	81.0
Discontinued operations – net of tax	–	–	–

Net income	$ 81.4	$ (0.4)	$ 81.0

Basic earnings per share:
Continuing operations	$ 1.17	$ –	$ 1.17
Discontinued operations	–	–	–

Net income per share, basic	$ 1.17	$ –	$ 1.17

Diluted earnings per share:
Continuing operations	$ 1.16	$ (0.01)	$ 1.15
Discontinued operations	–	–	–

Net income per share, diluted	$ 1.16	$ (0.01)	$ 1.15

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)
Consolidated Statement of Income

	Three Months Ended
(In Millions of Dollars Except Per Share Data)	June 30, 2006
	(as previously
	reported)	(adjustments)	(as restated)
Net sales	$ 1,039.9	$ –	$ 1,039.9
Royalties and other revenues	1.2	–	1.2

Total revenues	1,041.1	–	1,041.1

Cost of sales	774.5	0.8	775.3
Selling and administrative expenses	85.7	–	85.7
Research, testing and development expenses	52.6	–	52.6
Amortization of intangible assets	5.9	–	5.9
Restructuring and impairment charges	1.8	–	1.8

Total costs and expenses	920.5	0.8	921.3

Other expense – net	(0.3)	–	(0.3)
Interest income	3.7	–	3.7
Interest expense	(24.7)	–	(24.7)

Income from continuing operations before income taxes	99.3	(0.8)	98.5
Provision for income taxes	35.8	(0.3)	35.5

Income from continuing operations	63.5	(0.5)	63.0
Discontinued operations – net of tax	(12.4)	–	(12.4)

Net income	$ 51.1	$ (0.5)	$ 50.6

Basic earnings (loss) per share:
Continuing operations	$ 0.92	$ –	$ 0.92
Discontinued operations	(0.18)	–	(0.18)

Net income per share, basic	$ 0.74	$ –	$ 0.74

Diluted earnings (loss) per share:
Continuing operations	$ 0.92	$ (0.01)	$ 0.91
Discontinued operations	(0.18)	–	(0.18)

Net income per share, diluted	$ 0.74	$ (0.01)	$ 0.73

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)
Consolidated Statement of Income

	Six Months Ended
(In Millions of Dollars Except Per Share Data)	June 30, 2007
	(as previously
	reported)	(adjustments)	(as restated)
Net sales	$ 2,229.3	$ –	$ 2,229.3
Royalties and other revenues	2.0	–	2.0

Total revenues	2,231.3	–	2,231.3

Cost of sales	1,655.8	1.3	1,657.1
Selling and administrative expenses	205.7	–	205.7
Research, testing and development expenses	105.4	–	105.4
Amortization of intangible assets	11.9	–	11.9
Restructuring and impairment credits	(1.5)	–	(1.5)

Total costs and expenses	1,977.3	1.3	1,978.6

Other income – net	4.1	0.1	4.2
Interest income	14.0	–	14.0
Interest expense	(48.6)	–	(48.6)

Income from continuing operations before income taxes	223.5	(1.2)	222.3
Provision for income taxes	70.5	(0.5)	70.0

Income from continuing operations	153.0	(0.7)	152.3
Discontinued operations – net of tax	–	–	–

Net income	$ 153.0	$ (0.7)	$ 152.3

Basic earnings per share:
Continuing operations	$ 2.21	$ (0.01)	$ 2.20
Discontinued operations	–	–	–

Net income per share, basic	$ 2.21	$ (0.01)	$ 2.20

Diluted earnings per share:
Continuing operations	$ 2.18	$ (0.01)	$ 2.17
Discontinued operations	–	–	–

Net income per share, diluted	$ 2.18	$ (0.01)	$ 2.17

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)
Consolidated Statement of Income

	Six Months Ended
(In Millions of Dollars Except Per Share Data)	June 30, 2006
	(as previously
	reported)	(adjustments)	(as restated)
Net sales	$ 2,023.4	$ –	$ 2,023.4
Royalties and other revenues	1.9	–	1.9

Total revenues	2,025.3	–	2,025.3

Cost of sales	1,513.0	1.6	1,514.6
Selling and administrative expenses	178.9	–	178.9
Research, testing and development expenses	102.3	–	102.3
Amortization of intangible assets	11.7	–	11.7
Restructuring and impairment charges	3.6	–	3.6

Total costs and expenses	1,809.5	1.6	1,811.1

Other expense – net	(1.8)	(0.1)	(1.9)
Interest income	5.9	–	5.9
Interest expense	(50.0)	–	(50.0)

Income from continuing operations before income taxes	169.9	(1.7)	168.2
Provision for income taxes	60.6	(0.7)	59.9

Income from continuing operations	109.3	(1.0)	108.3
Discontinued operations – net of tax	(73.1)	–	(73.1)

Net income	$ 36.2	$ (1.0)	$ 35.2

Basic earnings (loss) per share:
Continuing operations	$ 1.60	$ (0.01)	$ 1.59
Discontinued operations	(1.07)	–	(1.07)

Net income per share, basic	$ 0.53	$ (0.01)	$ 0.52

Diluted earnings (loss) per share:
Continuing operations	$ 1.58	$ (0.01)	$ 1.57
Discontinued operations	(1.06)	–	(1.06)

Net income per share, diluted	$ 0.52	$ (0.01)	$ 0.51

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)
Consolidated Balance Sheet

	June 30, 2007
	(as previously
(In Millions of Dollars Except Share Data)	reported)	(adjustments)	(as restated)
ASSETS
Cash and short-term investments	$ 592.6	$ –	$ 592.6
Receivables	659.5	–	659.5
Inventories	546.6	–	546.6
Other current assets	82.2	–	82.2

Total current assets	1,880.9	–	1,880.9

Property and equipment – at cost	2,623.7	–	2,623.7
Less accumulated depreciation	1,526.3	–	1,526.3

Property and equipment – net	1,097.4	–	1,097.4

Goodwill	1,096.9	–	1,096.9
Intangible assets – net	322.1	–	322.1
Investments in non-consolidated companies	6.7	–	6.7
Other assets	67.4	4.7	72.1

TOTAL	$ 4,471.4	$ 4.7	$ 4,476.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$ 5.9	$ –	$ 5.9
Accounts payable	386.6	–	386.6
Accrued expenses and other current liabilities	213.9	2.0	215.9

Total current liabilities	606.4	2.0	608.4

Long-term debt	1,457.1		1,457.1
Pension obligations	208.9	20.6	229.5
Other postretirement benefit obligations	80.5	12.3	92.8
Noncurrent liabilities	141.3	5.4	146.7
Deferred income taxes	93.3	(8.7)	84.6

Total liabilities	2,587.5	31.6	2,619.1

Minority interest in consolidated companies	57.6	(1.5)	56.1

Contingencies and commitments
Preferred stock without par value – unissued	–	–	–
Common shares without par value	751.9	–	751.9
Retained earnings	1,104.3	(17.1)	1,087.2
Accumulated other comprehensive loss	(29.9)	(8.3)	(38.2)

Total shareholders’ equity	1,826.3	(25.4)	1,800.9

TOTAL	$ 4,471.4	$ 4.7	$ 4,476.1

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)
Consolidated Statement of Cash Flows

	Six Months Ended
	June 30, 2007
	(as previously
(In Millions of Dollars)	reported)	(adjustments)	(as restated)
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income	$ 153.0	$ (0.7)	$ 152.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	78.8	–	78.8
Deferred income taxes	19.1	–	19.1
Deferred compensation	11.9	–	11.9
Restructuring and impairment charges	0.8	–	0.8
Gain from divestitures and sales of property and equipment	(8.0)	–	(8.0)
Change in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(71.7)	–	(71.7)
Inventories	47.7	–	47.7
Accounts payable, accrued expenses and other current liabilities	(2.0)	(0.3)	(2.3)
Other current assets	2.2	–	2.2

	(23.8)	(0.3)	(24.1)
Change in noncurrent liabilities	(6.4)	1.0	(5.4)
Other items – net	1.8	–	1.8

Total operating activities	227.2	–	227.2

INVESTING ACTIVITIES
Capital expenditures	(75.8)	–	(75.8)
Acquisitions	(15.7)	–	(15.7)
Net proceeds from divestitures and sales of property and equipment	12.1	–	12.1
Other items – net	(1.3)	–	(1.3)

Total investing activities	(80.7)	–	(80.7)

FINANCING ACTIVITIES
Changes in short-term debt – net	2.3	–	2.3
Repayments of long-term debt	(79.4)	–	(79.4)
Dividends paid	(38.8)	–	(38.8)
Common shares purchased	(50.1)	–	(50.1)
Proceeds from the exercise of stock options	32.9	–	32.9

Total financing activities	(133.1)	–	(133.1)

Effect of exchange rate changes on cash	3.5	–	3.5

Net increase in cash and short-term investments	16.9	–	16.9

Cash and short-term investments at the beginning of period	575.7	–	575.7

Cash and short-term investments at the end of period	$ 592.6	$ –	$ 592.6

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)
Consolidated Statement of Cash Flows

	Six Months Ended
	June 30, 2006
	(as previously
(In Millions of Dollars)	reported)	(adjustments)	(as restated)
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income	$ 36.2	$ (1.0)	$ 35.2
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	82.4	–	82.4
Deferred income taxes	14.3	(0.6)	13.7
Deferred compensation	7.0	–	7.0
Restructuring and impairment charges	61.0	–	61.0
Loss from divestitures and sales of property and equipment	5.5	–	5.5
Change in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(67.9)	–	(67.9)
Inventories	(21.0)	–	(21.0)
Accounts payable, accrued expenses and other current liabilities	(62.8)	0.7	(62.1)
Other current assets	4.2	–	4.2

	(147.5)	0.7	(146.8)
Change in noncurrent liabilities	14.4	0.9	15.3
Other items – net	16.3	–	16.3

Total operating activities	89.6	–	89.6

INVESTING ACTIVITIES
Capital expenditures	(62.2)	–	(62.2)
Net proceeds from divestitures and sales of property and equipment	275.4	–	275.4
Other items – net	(0.7)	–	(0.7)

Total investing activities	212.5	–	212.5

FINANCING ACTIVITIES
Changes in short-term debt – net	6.9	–	6.9
Repayments of long-term debt	(57.7)	–	(57.7)
Dividends paid	(35.5)	–	(35.5)
Proceeds from the exercise of stock options	10.3	–	10.3

Total financing activities	(76.0)	–	(76.0)

Effect of exchange rate changes on cash	3.0	–	3.0

Net increase in cash and short-term investments	229.1	–	229.1

Cash and short-term investments at the beginning of period	262.4	–	262.4

Cash and short-term investments at the end of period	$ 491.5	$ –	$ 491.5

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
RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
On October 22, 2007, we concluded to restate our previously issued financial statements because of reporting errors relating to five postemployment employee benefit plans in three foreign countries. Accordingly, we are filing this quarterly report on Form 10-Q/A for the quarterly period ended June 30, 2007. The effects of the restatement are reflected in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and we have not modified or updated disclosures except as required to reflect the effects of the restatement. See the Explanatory Note included in the front section of this quarterly report on Form 10-Q/A and “Note 16 - Restatement of Consolidated Financial Statements” contained in the Notes to Financial Statements for more information regarding the restatement and changes to previously issued financial statements.
The impact of the restatement decreased net income for the three and six months ended June 30, 2007 by $0.4 million or 0.5% and $0.7 million or 0.5%, respectively, from amounts previously reported. For the three and six months ended June 30, 2006, the impact of the restatement decreased income from continuing operations by $0.5 million or 0.8% and $1.0 million or 0.9%, respectively, from amounts previously reported. In addition, net income for the three and six months ended June 30, 2006 decreased $0.5 million or 1.0% and $1.0 million or 2.8% as a result of the restatement. The restatement had no effect on our previously reported revenues or net cash flows. The cumulative effect of the errors decreased shareholders’ equity as of June 30, 2007 by $25.4 million or 0.6% of total liabilities and shareholders’ equity and 1.4% of total shareholders’ equity. The cumulative effect of the errors decreased shareholders’ equity as of December 31, 2006 by $24.3 million or 0.6% of total liabilities and shareholders’ equity and 1.4% of total shareholders’ equity.
The errors primarily arose in three different postemployment employee benefit plans at a wholly owned subsidiary and in postemployment employee benefit plans at two of our consolidated joint ventures. Four of these postemployment employee benefit plans had been accounted for inappropriately on a cash basis rather than an accrual basis as required by U.S. generally accepted accounting principles (U.S. GAAP), while the accrual recorded in the financial statements for the fifth plan was not calculated in accordance with U.S. GAAP. The cumulative effect of the errors resulted in an understatement of postemployment employee benefit plan liabilities of $40.3 million and $38.9 million at June 30, 2007 and December 31, 2006, respectively.

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
RESULTS OF OPERATIONS
Income from continuing operations increased $18.0 million to $81.0 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 and increased $44.0 million to $152.3 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase in earnings from continuing operations for the three-month and six-month comparative periods primarily was due to improvements in the combination of price and product mix in the Lubrizol Additives segment as we continued to recover lost margin attributable to past raw material cost increases in this segment. Income from continuing operations also was impacted positively by the favorable resolution of tax matters from prior years, lower net interest costs, higher volume and a favorable currency impact. Higher raw material costs, increased manufacturing costs and higher selling, technology, administrative and research (STAR) expenses partially offset improvements in income from continuing operations for both the three-month and six-month comparative periods. In addition, the six-month period also was impacted favorably by an increase in other income primarily as a result of a gain on the sale of land and a restructuring credit associated with the sale of the manufacturing facility located in Bromborough, U.K.
Net income of $50.6 million for the three months ended June 30, 2006 included a $12.4 million loss from discontinued operations - net of tax. Net income of $35.2 million for the six months ended June 30, 2006 included a $73.1 million loss from discontinued operations - net of tax, which primarily was comprised of a $60.6 million after-tax impairment charge recorded to reflect the FIIS business at its fair value and losses on the sales of the FIIS and A&I businesses.
Revenues
The changes in consolidated revenues are summarized as follows:

	Three Months Ended
	June 30,
	2007	2006	$ Change	% Change
Net sales	$1,153.5	$1,039.9	$ 113.6	11%
Royalties and other revenues	1.1	1.2	(0.1)	(8%)

Total revenues	$1,154.6	$1,041.1	$ 113.5	11%

	Six Months Ended
	June 30,
	2007	2006	$ Change	% Change
Net sales	$2,229.3	$2,023.4	$ 205.9	10%
Royalties and other revenues	2.0	1.9	0.1	5%

Total revenues	$2,231.3	$2,025.3	$ 206.0	10%

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
Costs and Expenses
The changes in consolidated costs and expenses are summarized as follows:

	Three Months Ended
	June 30,
	2007	2006	$ Change	% Change
Cost of sales	$858.8	$ 775.3	$ 83.5	11%
Selling and administrative expenses	103.4	85.7	17.7	21%
Research, testing and development expenses	53.7	52.6	1.1	2%
Amortization of intangible assets	5.9	5.9	–	–
Restructuring and impairment charges	0.9	1.8	(0.9)	*

Total costs and expenses	$1,022.7	$ 921.3	$ 101.4	11%

	Six Months Ended
	June 30,
	2007	2006	$ Change	% Change
Cost of sales	$1,657.1	$1,514.6	$ 142.5	9%
Selling and administrative expenses	205.7	178.9	26.8	15%
Research, testing and development expenses	105.4	102.3	3.1	3%
Amortization of intangible assets	11.9	11.7	0.2	2%
Restructuring and impairment (credits) charges	(1.5)	3.6	(5.1)	*

Total costs and expenses	$1,978.6	$1,811.1	$ 167.5	9%

*	Calculation not meaningful
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
Gross profit (net sales less cost of sales) increased $30.1 million, or 11%, and $63.4 million, or 12%, for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The increases primarily were due to improvement in the combination of price and product mix in the Lubrizol Additives segment and a favorable currency impact offset by higher average unit raw material cost and higher manufacturing cost. Our gross profit percentage (gross profit divided by net sales) increased to 25.5% and 25.7% for the three and six months ended June 30, 2007, respectively, compared to 25.4% and 25.1% in the same periods last year. The increases in gross profit percentage for the three-month and six-month comparative periods were attributable to increases in the Lubrizol Additives segment gross profit percentage largely due to the favorable combination of price and product mix, partially offset by gross profit percentage decreases in the Lubrizol Advanced Materials segment primarily as a result of higher raw material costs.
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
The components of restructuring and impairment credits and charges are detailed as follows:

Three Months Ended June 30, 2007
	Asset	Other Plant
	Impairments	Exit Costs	Severance	Total
Lubrizol Advanced Materials plant closures and workforce reductions	$ 0.5	$ –	$ 0.3	$ 0.8
Bromborough, U.K. plant closure and sale	–	0.1	–	0.1

Total restructuring and impairment charges	$ 0.5	$ 0.1	$ 0.3	$ 0.9

Six Months Ended June 30, 2007
Asset
	Impairments	Other Plant
	(Gains)	Exit Costs	Severance	Total
Lubrizol Advanced Materials plant closures and workforce reductions	$ 0.5	$ 0.2	$ 0.4	$ 1.1
Bromborough, U.K. plant closure and sale	(2.8)	0.1	–	(2.7)
Other	–	–	0.1	0.1

Total restructuring and impairment (credits) charges	$ (2.3)	$ 0.3	$ 0.5	$ (1.5)

Three Months Ended June 30, 2006
Other Plant
	Exit Costs	Severance	Total
Lubrizol Advanced Materials plant closures and workforce reductions	$ –	$ 0.1	$ 0.1
Bromborough, U.K. plant closure	1.1	0.6	1.7

Total restructuring and impairment charges	$ 1.1	$ 0.7	$ 1.8

	Six Months Ended June 30, 2006
	Other Plant
	Exit Costs	Severance	Total
Lubrizol Advanced Materials plant closures and workforce reductions	$ –	$ 0.5	$ 0.5
Bromborough, U.K. plant closure	2.0	1.2	3.2
Other	–	(0.1)	(0.1)

Total restructuring and impairment charges	$ 2.0	$ 1.6	$ 3.6

The charges and credits for these cost reduction initiatives and impairments are reported as a separate line item in the consolidated statements of income, entitled “Restructuring and impairment charges (credits)” and are included in the “Total cost and expenses” subtotal on the consolidated statements of income.

Other Items and Net Income
The changes in other items and net income are summarized as follows:

	Three Months Ended
	June 30,
	2007	2006	$ Change	% Change
Other expense – net	$1.5	$0.3	$1.2	*
Interest expense – net	17.5	21.0	(3.5)	(17%)
Income from continuing operations before income taxes	112.9	98.5	14.4	15%
Provision for income taxes	31.9	35.5	(3.6)	(10%)
Income from continuing operations	81.0	63.0	18.0	29%
Discontinued operations	–	(12.4)	12.4	*
Net income	81.0	50.6	30.4	*

	Six Months Ended
	June 30,
	2007	2006	$ Change	% Change
Other income (expense) – net	$4.2	$(1.9)	$6.1	*
Interest expense – net	34.6	44.1	(9.5)	(22%)
Income from continuing operations before income taxes	222.3	168.2	54.1	32%
Provision for income taxes	70.0	59.9	10.1	17%
Income from continuing operations	152.3	108.3	44.0	41%
Discontinued operations	–	(73.1)	73.1	*
Net income	152.3	35.2	117.1	*

*	Calculation not meaningful
The increase in other income (expense) - net for the six months ended June 30, 2007 compared to the same period in 2006 primarily was due to a $5.0 million gain on the sale of land recorded in the first quarter of 2007.
The decrease in interest expense - net for the three and six months ended June 30, 2007 compared to the same periods in 2006 primarily was attributable to an increase in interest income as a result of our increased cash and short-term investments from the divestiture proceeds received in May 2006.
Our effective tax rates were 28.3% and 31.5% for the three and six months ended June 30, 2007, respectively, compared to our effective tax rates of 36.0% and 35.6% for the same respective periods in 2006. The decreases in both periods in 2007 compared to 2006 primarily were due to the favorable second quarter resolution of tax matters from prior years and an improvement in our geographic earnings mix due to our strong international growth.
Primarily as a result of the above factors, net income per diluted share was $1.15 and $2.17 for the three and six months ended June 30, 2007, respectively, compared to net income per diluted share of $0.73 and $0.51 for the same respective periods in 2006. Net income per diluted share for the three and six months ended June 30, 2006 included a loss from discontinued operations per diluted share of $0.18 and $1.06, respectively. The loss from discontinued operations per diluted share for the six months ended June 30, 2006 included a $0.01 per diluted share of operating income, an $0.87 per diluted share non-cash impairment charge and a $0.20 per diluted share loss on the sale of the FIIS, A&I and Telene businesses.

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
The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Lubrizol Additives	66%	65%	65%	64%
Lubrizol Advanced Materials	34%	35%	35%	36%

Segment Operating Income:
Lubrizol Additives	71%	65%	70%	64%
Lubrizol Advanced Materials	29%	35%	30%	36%

The operating results by segment were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Revenues:
Lubrizol Additives	$759.0	$678.4	$80.6	12%	$1,455.0	$1,306.0	$149.0	11%
Lubrizol Advanced Materials	395.6	362.7	32.9	9%	776.3	719.3	57.0	8%

Total	$1,154.6	$1,041.1	$113.5	11%	$2,231.3	$2,025.3	$206.0	10%

Gross Profit:
Lubrizol Additives	$185.4	$159.0	$26.4	17%	$352.8	$299.3	$53.5	18%
Lubrizol Advanced Materials	109.3	105.6	3.7	4%	219.4	209.5	9.9	5%

Total	$294.7	$264.6	$30.1	11%	$572.2	$508.8	$63.4	12%

Segment Operating Income:
Lubrizol Additives	$106.3	$89.0	$17.3	19%	$207.2	$162.7	$44.5	27%
Lubrizol Advanced Materials	43.5	48.4	(4.9)	(10%)	88.9	92.9	(4.0)	(4%)

Total	$149.8	$137.4	$12.4	9%	$296.1	$255.6	$40.5	16%

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
Segment gross profit increased 17% and 18% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 as we continued to recover margin lost in prior periods. The Lubrizol Additives segment implemented a series of price increases in 2005 and 2006 in response to continued raw material and manufacturing cost increases. The effective dates of the selling price increases varied by geographic sales zone. As a result, gross profit improved primarily due to the combination of price and product mix, partially offset by a 7% increase in average raw material cost for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. Manufacturing costs on a per-unit-sold basis increased 13% for the three-month comparative period and 12% for the six-month comparative period primarily due to higher unfavorable manufacturing costs for maintenance materials and contract labor costs mostly attributable to the U.S. Gulf Coast, the impact of unfavorable currency and increased environmental-related charges. In addition, for the six months ended June 30, 2007 we experienced unfavorable manufacturing cost absorption as we lowered first quarter production to reduce inventory levels from the prior year end. These cost increases partially were offset by decreases in utility costs for both the three and six months ended June 30, 2007 compared to the same periods in 2006.
The gross profit percentage increased to 24.5% and 24.3% for the three and six months ended June 30, 2007, respectively, as compared to 23.4% and 22.9% in the corresponding prior-year periods. The increases in gross profit percentage primarily related to the improvement in the combination of price and product mix.
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
Our net debt to capitalization ratio at June 30, 2007 was 32.7%. Net debt represents total short-term and long-term debt, excluding original issue discounts and unrealized gains and losses on derivative instruments designated as fair-value hedges of fixed-rate debt, reduced by cash and short-term investments. Capitalization is calculated as shareholders’ equity plus net debt. Total debt as a percent of capitalization was 44.9% at June 30, 2007.
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
Our cash and short-term investments balance of $592.6 million at June 30, 2007 will be used to fund ongoing operations, pay down debt, pursue acquisitions and repurchase shares. Given the redemption premium on our long-term debt, it is unlikely that we will reduce debt significantly before our next scheduled maturity in late 2008.
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
Item 4. Controls and Procedures
In connection with the restatement discussed in the Explanatory Note to this quarterly report on Form 10-Q/A and in Note 16 contained in our Notes to Financial Statements we reevaluated our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that reevaluation, our chief executive officer and chief financial officer identified a material weakness in our internal control over financial reporting for deficiencies at some international locations due to insufficient requisite technical knowledge of accounting for postemployment employee benefit plans in accordance with U.S. GAAP. Solely as a result of this material weakness, we concluded that our disclosure controls were not effective as of June 30, 2007.
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
As previously reported, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have affected materially, or reasonably likely to affect materially, our internal control over financial reporting.
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

(c)	The following table provides information regarding our purchases of Lubrizol common shares during the second quarter.

Maximum Number
			Total Number	(or Approximate Dollar
			of Shares (or Units)	Value) of Shares (or
	Total Number of	Average Price	Purchased as Part of	Units) that May Yet be
	Shares (or Units)	Paid per Share	Publicly Announced	Purchased Under the
Period	Purchased[1]	(or Unit)	Plans or Programs[2]	Plans or Programs

Month #1 (April 1, 2007 through April 30, 2007)	0 Shares	N/A	N/A	6,413,118 Shares

Month #2 (May 1, 2007 through May 31, 2007)	440,210 Shares	$ 63.43	437,200 Shares	5,975,918 Shares

Month #3 (June 1, 2007 through June 30, 2007)	57,315 Shares	$ 65.60	47,000 Shares	5,928,918 Shares

Total	497,525 Shares		484,200 Shares	5,928,918 Shares

[1]	This column includes common shares (0 in April; 3,010 in May and 10,315 in June) that we purchased pursuant to our deferred compensation plans whereby we withhold shares upon a distribution to pay the withholding taxes on behalf of the employee and pursuant to our stock incentive plan whereby participants exchange already owned shares to us to pay for the exercise price of an option or whereby we withhold shares upon the exercise of an option to pay the withholding taxes on behalf of the employee.

[2]	This column represents common shares that we purchased at a cost of $30.8 million pursuant to a share repurchase program announced on June 23, 1997. On April 23, 2007, our board of directors authorized an enhanced share repurchase program that permits the company to repurchase up to 5.0 million of its common shares upon completion of repurchases under the previous share repurchase program. These shares may be repurchased in the open market or through negotiated transactions. The program does not have an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Shareholders was held on April 23, 2007. The following matters were voted on by the shareholders.
1.	Election of Directors.
a.	Harriett Tee Taggart. The vote was 62,690,271 shares for and 1,826,692 shares to withhold authority.

b.	James E. Sweetnam. The vote was 62,625,582 shares for and 1,891,381 shares to withhold authority.

c.	James L. Hambrick. The vote was 62,698,437 shares for and 1,818,527 shares to withhold authority.

d.	Gordon D. Harnett. The vote was 61,267,560 shares for and 3,249,404 shares to withhold authority.

e.	Victoria F. Haynes. The vote was 60,706,418 shares for and 3,810,546 shares to withhold authority.

f.	William P. Madar. The vote was 61,230,078 shares for and 3,286,886 shares to withhold authority.
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