Form 10-Q
period 2007-09-30
LUBRIZOL CORP
filed 2007-11-09
CIK 60751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of the registrant’s common shares, without par value, outstanding as of September 30, 2007: 68,587,544.

EXPLANATORY NOTE
On October 22, 2007, we concluded to restate our previously issued financial statements because of reporting errors relating to five postemployment employee benefit plans in three foreign countries. Accordingly, we restated our previously issued financial statements included in our most recently filed annual report on Form 10-K/A for the year ended December 31, 2006 and our previously issued interim financial statements included in our most recently filed quarterly reports on Form 10-Q/A for the quarters ended March 31, 2007 and June 30, 2007. The impacts of the restatement have been reflected in this quarterly report on Form 10-Q for the three and nine months ended September 30, 2006 in the following items:
 • Part I - Item 1. Financial Statements
 • Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
 • Part I - Item 4. Controls and Procedures
The impact of the restatement decreased net income for the three and nine months ended September 30, 2006 by $0.7 million or 1.4% and $1.7 million or 2.0%, respectively, from amounts previously reported. For the three and nine months ended September 30, 2006, the impact of the restatement decreased income from continuing operations by $0.7 million or 1.4% and $1.7 million or 1.1%, respectively, from amounts previously reported. The restatement had no effect on our previously reported revenues or net cash flows.
The errors primarily arose in three different postemployment employee benefit plans at a wholly owned subsidiary and postemployment employee benefit plans at two of our consolidated joint ventures. Four of these postemployment employee benefit plans had been accounted for inappropriately on a cash basis rather than an accrual basis as required by U.S. generally accepted accounting principles (U.S. GAAP), while the accrual recorded in the financial statements for the fifth plan was not calculated in accordance with U.S. GAAP.
See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 16 - Restatement of Consolidated Financial Statements” contained in the Notes to Financial Statements for more information regarding the restatement and changes to previously issued financial statements.

THE LUBRIZOL CORPORATION
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE LUBRIZOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Millions of Dollars Except Per Share Data)	2007	2006	2007	2006
		(as restated,		(as restated,
		see Note 16)		see Note 16)
Net sales	$1,120.4	$1,029.9	$3,349.7	$3,053.2
Royalties and other revenues	1.0	1.1	3.0	3.0

Total revenues	1,121.4	1,031.0	3,352.7	3,056.2

Cost of sales	846.0	782.8	2,503.0	2,297.4
Selling and administrative expenses	103.7	101.7	309.4	280.6
Research, testing and development expenses	56.0	50.5	161.4	152.8
Amortization of intangible assets	5.8	5.9	17.7	17.7
Restructuring and impairment charges	2.1	2.7	0.6	6.3

Total costs and expenses	1,013.6	943.6	2,992.1	2,754.8

Other income (expense) – net	5.5	1.6	9.7	(0.1)
Interest income	6.9	7.6	20.9	13.5
Interest expense	(21.7)	(25.0)	(70.3)	(75.0)

Income from continuing operations before income taxes	98.5	71.6	320.9	239.8
Provision for income taxes	27.1	21.5	97.2	81.4

Income from continuing operations	71.4	50.1	223.7	158.4
Discontinued operations – net of tax	–	(0.5)	–	(73.6)

Net income	$71.4	$49.6	$223.7	$84.8

Basic earnings (loss) per share:
Continuing operations	$1.03	$0.73	$3.23	$2.31
Discontinued operations	–	(0.01)	–	(1.07)

Net income per share, basic	$1.03	$0.72	$3.23	$1.24

Diluted earnings (loss) per share:
Continuing operations	$1.02	$0.72	$3.19	$2.29
Discontinued operations	–	(0.01)	–	(1.06)

Net income per share, diluted	$1.02	$0.71	$3.19	$1.23

Dividends paid per share	$0.30	$0.26	$0.86	$0.78

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In Millions of Dollars Except Share Data)	2007	2006

ASSETS
Cash and short-term investments	$646.0	$575.7
Receivables	655.3	573.6
Inventories	571.5	589.0
Other current assets	78.2	98.0

Total current assets	1,951.0	1,836.3

Property and equipment – at cost	2,696.6	2,546.0
Less accumulated depreciation	1,571.7	1,464.7

Property and equipment – net	1,124.9	1,081.3

Goodwill	1,113.5	1,076.1
Intangible assets – net	320.7	322.8
Investments in non-consolidated companies	7.3	7.7
Other assets	73.1	66.7

TOTAL	$4,590.5	$4,390.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$3.5	$3.7
Accounts payable	392.4	340.5
Accrued expenses and other current liabilities	290.6	290.2

Total current liabilities	686.5	634.4

Long-term debt	1,428.8	1,538.0
Pension obligations	232.2	237.9
Other postretirement benefit obligations	97.2	93.5
Noncurrent liabilities	141.9	72.3
Deferred income taxes	78.1	80.4

Total liabilities	2,664.7	2,656.5

Minority interest in consolidated companies	58.1	51.3

Contingencies and commitments
Shareholders’ equity:
Preferred stock without par value – authorized and unissued:
Serial preferred stock – 2,000,000 shares	–	–
Serial preference shares – 25,000,000 shares	–	–
Common shares without par value:
Authorized – 120,000,000 shares
Outstanding – 68,587,544 shares as of September 30, 2007 after deducting 17,608,350 treasury shares; 69,020,569 shares as of December 31, 2006 after deducting 17,175,325 treasury shares	756.3	710.1
Retained earnings	1,107.1	1,033.8
Accumulated other comprehensive income (loss)	4.3	(60.8)

Total shareholders’ equity	1,867.7	1,683.1

TOTAL	$4,590.5	$4,390.9

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(In Millions of Dollars)	2007	2006
		(as restated, see
		Note 16)
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income	$ 223.7	$ 84.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	117.9	120.8
Deferred income taxes	10.9	32.2
Deferred compensation	16.0	12.9
Restructuring and impairment charges	2.8	61.6
(Gain) loss from divestitures and sales of property and equipment	(8.0)	5.2
Change in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(46.1)	(45.0)
Inventories	33.7	(28.8)
Accounts payable, accrued expenses and other current liabilities	50.3	(24.1)
Other current assets	8.1	9.5

	46.0	(88.4)
Change in noncurrent liabilities	(1.9)	5.5
Other items – net	(0.9)	10.5

Total operating activities	406.5	245.1

INVESTING ACTIVITIES
Capital expenditures	(121.6)	(91.2)
Acquisitions	(15.7)	–
Net proceeds from divestitures and sales of property and equipment	12.9	281.4
Other items – net	(1.3)	(0.8)

Total investing activities	(125.7)	189.4

FINANCING ACTIVITIES
Changes in short-term debt – net	(0.4)	4.5
Repayments of long-term debt	(113.7)	(114.3)
Dividends paid	(59.4)	(53.3)
Common shares purchased	(82.1)	–
Proceeds from the exercise of stock options	34.5	17.9

Total financing activities	(221.1)	(145.2)

Effect of exchange rate changes on cash	10.6	8.0

Net increase in cash and short-term investments	70.3	297.3

Cash and short-term investments at the beginning of period	575.7	262.4

Cash and short-term investments at the end of period	$ 646.0	$ 559.7

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)
(In Millions of Dollars except Share and Per Share Data)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals unless otherwise noted) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
2. Significant Accounting Policies
Net Income Per Share
Net income per share is computed by dividing net income by the weighted-average common shares outstanding during the period, including contingently issuable shares. Net income per diluted share includes the dilutive effect resulting from outstanding stock options and awards. Per share amounts from continuing operations are computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Income from continuing operations	$71.4	$50.1	$223.7	$158.4

Denominator (in millions):
Weighted-average common shares outstanding	69.2	68.7	69.3	68.6
Dilutive effect of stock options and awards	0.8	0.6	0.8	0.6

Denominator for income from continuing operations per share, diluted	70.0	69.3	70.1	69.2

Income from continuing operations per share, basic	$1.03	$0.73	$3.23	$2.31

Income from continuing operations per share, diluted	$1.02	$0.72	$3.19	$2.29

Weighted-average shares issuable upon the exercise of stock options and awards that were excluded from the diluted earnings per share calculations because they were antidilutive were less than 0.1 million for the three and nine months ended September 30, 2007 and 2006, respectively.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007
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

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)
The fair value of share-based payment awards are estimated using the Black-Scholes option pricing model. There were 213,200 stock options granted during the nine months ended September 30, 2007. There were no stock options granted during the nine months ended September 30, 2006. The weighted-average assumptions used to value the options granted during the first nine months of 2007 were as follows:

Risk-free interest rate	4.8%
Dividend yield	2.0%
Volatility	17.8%
Expected life (years)	10.0
Weighted-average fair value of options granted during the period	$14.68
The company issued 39,288 and 877,421 common shares from treasury upon exercise of employee stock options during the three and nine months ended September 30, 2007, respectively. The company issued 214,639 and 560,663 common shares from treasury upon exercise of employee stock options during the three and nine months ended September 30, 2006, respectively. Cash received from option exercises during the nine months ended September 30, 2007 was $26.0 million. The company realized a reduction in its income tax payable of $8.5 million for the nine months ended September 30, 2007 relating to the exercise of nonqualified stock options. For accounting purposes, these tax benefits were realized as increases in paid-in capital included in the common shares caption in shareholders’ equity (see Note 14).
As of September 30, 2007, there was $18.6 million of total before-tax unrecognized compensation cost related to nonvested stock-based awards. That cost is expected to be recognized over a weighted-average period of 1.8 years. The company is using previously purchased treasury shares for all net shares issued for option exercises, long-term incentive plans and restricted stock awards.
Under the company’s long-term incentive program, dollar-based target awards are determined by the organization and compensation committee of the board of directors for three-year performance periods. During the nine months ended September 30, 2007, the award for the 2004-2006 performance period was paid resulting in the issuance of 178,541 shares in lieu of a cash distribution. In addition, during the nine months ended September 30, 2006, the award for the 2003-2005 performance period was paid in cash.
The following table identifies the number of shares expected to be issued based on current performance measures and the stock price on the date of grant for the performance shares granted:

	Expected	Average
	Number of Units	Stock Price on
Award	to be Issued	Date of Grant
2005-2007	230,515	$39.44
2006-2008	290,346	$43.07
2007-2009	219,368	$53.07

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)
Performance-based stock awards as of September 30, 2007 and changes during the nine months ended September 30, 2007 were as follows:

		Weighted-
		Average
	Share	Grant Date
	Units	Fair Value
Nonvested at January 1, 2007	370,448	$40.95
Granted	129,930	$53.07
Performance increase	250,722	$46.45
Vested	–	–
Forfeited	(10,871)	$43.55

Nonvested at September 30, 2007	740,229	$44.90

Total stock-based compensation expense recognized in the consolidated statements of income for the three and nine months ended September 30, 2007 was $3.7 million and $15.4 million, respectively, compared to $4.2 million and $9.7 million, respectively, for the same periods in 2006. The related tax benefit for the three and nine months ended September 30, 2007 was $1.3 million and $5.4 million, respectively, compared to $1.5 million and $3.4 million for the three and nine months ended September 30, 2006, respectively.
In prior years, certain international employees received stock-based awards that are similar to stock appreciation rights. These awards vested 50% one year after grant, 75% two years after grant and 100% three years after grant and have a 10-year exercise period from the date of grant. The value of these awards is based on Lubrizol common shares and is paid in cash upon employee exercise. At September 30, 2007, the portion of these fully vested stock-based awards that remained unexercised are accounted for using variable accounting. Compensation expense recognized in the consolidated statements of income for the three and nine months ended September 30, 2007 was $0.1 million and $2.8 million, respectively, compared to compensation credits of $1.5 million and $0.6 million, respectively, for the same periods in 2006.
The three and nine months ended September 30, 2006 also includes compensation expense of $1.3 million and $3.2 million, respectively, related to the cash portion of the 2003-2005 and 2004-2006 performance periods under the company’s long-term incentive program.
4. Acquisitions
On November 1, 2007, the company completed the acquisition of the refrigeration lubricants business of Croda International Plc (Croda) for approximately $124.1 million. The acquisition primarily includes lubricant technology, trade names, customer lists, manufacturing know-how and inventory. No manufacturing facilities are included in the transaction. Annualized revenues for this business are approximately $84.0 million.
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
5. Divestitures

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)
In May 2006, the company sold the food ingredients and industrial specialties business (FIIS) and the active pharmaceutical ingredients and intermediate compounds business (A&I), both of which were included in the Lubrizol Advanced Materials segment. The results of these divested businesses have been reflected in the discontinued operations - net of tax line item in the company’s consolidated statements of income for the three and nine months ended September 30, 2006.
In February 2006, the company sold certain assets and liabilities of its Telene® resins business (Telene), which was included in the Lubrizol Advanced Materials segment. The results of Telene have been reflected in the discontinued operations - net of tax line item in the company’s consolidated statements of income for the nine months ended September 30, 2006.
Total revenues from discontinued operations for the nine months ended September 30, 2006 were $143.8 million. Net loss from discontinued operations for the three and nine months ended September 30, 2006 was $0.5 million or $0.01 per diluted share and $73.6 million or $1.06 per diluted share, respectively.
6. Inventories
The company’s inventories were comprised of the following:

	September 30,	December 31,
	2007	2006
Finished products	$323.9	$315.0
Products in process	93.6	108.2
Raw materials	123.5	138.2
Supplies and engine test parts	30.5	27.6

Total inventory	$571.5	$589.0

7. Goodwill and Intangible Assets
Goodwill is tested for impairment at the reporting unit level as of October 1 each year or if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The carrying amount of goodwill by reportable segment as of September 30, 2007 follows:

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

	Lubrizol
	Advanced	Lubrizol
	Materials	Additives	Total
Balance, January 1, 2007	$978.3	$97.8	$1,076.1
Additions	–	8.1	8.1
Translation and other adjustments	28.0	1.3	29.3

Balance, September 30, 2007	$1,006.3	$107.2	$1,113.5

The following table shows the components of identifiable intangible assets.

	September 30, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists	$152.6	$31.5	$145.0	$24.0
Technology	141.5	52.5	139.8	44.9
Trademarks	23.0	6.8	20.7	5.5
Patents	14.5	5.4	14.0	4.2
Land-use rights	9.0	1.4	7.5	1.2
Non-compete agreements	1.4	1.0	8.2	7.2
Other	–	–	0.9	0.7

Total amortized intangible assets	342.0	98.6	336.1	87.7
Non-amortized trademarks	77.3	–	74.4	–

Total	$419.3	$98.6	$410.5	$87.7

Definite-lived intangible assets are amortized over their useful lives, which range between 3 and 40 years. The company’s indefinite-lived intangible assets consist of certain trademarks that are tested for impairment each year as of October 1 or more frequently if impairment indicators arise. Indefinite-lived trademarks are assessed for impairment separately from goodwill. Annual intangible amortization expense for the next five years will approximate $23.5 million in 2007, $22.1 million in 2008, $20.3 million in 2009 and $20.2 million in each of 2010 and 2011.
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

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)
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
It is reasonably possible that unrecognized tax benefits may decrease by up to $6.3 million within 12 months of September 30, 2007 primarily as a result of the settlement of foreign audits and the closure of statutes of limitations.
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
9. Comprehensive Income
Total comprehensive income was comprised of the following:

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$71.4	$49.6	$223.7	$84.8
Foreign currency translation adjustment	40.4	10.5	60.7	48.2
Pension and other postretirement benefit plans	1.6	–	1.6	(0.8)
Unrealized (loss) gain – natural gas hedges	(0.3)	0.2	0.5	(0.6)
Amortization of treasury rate locks	0.8	0.9	2.3	2.5

Total comprehensive income	$113.9	$61.2	$288.8	$134.1

10. Segment Reporting
The company is organized into two operating and reportable segments. The company changed the names of its two reportable segments in 2007. The new segment names are Lubrizol Additives, previously known as Lubricant Additives, and Lubrizol Advanced Materials, previously known as Specialty Chemicals. The change was in name only as the management structure of the segments and product lines included in each segment remained unchanged. The Lubrizol Additives segment represented 66% and 65% of the company’s consolidated revenues for the three and nine months ended September 30, 2007, respectively. The Lubrizol Advanced Materials segment represented 34% and 35% of the company’s consolidated revenues for the three and nine months ended September 30, 2007, respectively.
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
The Lubrizol Advanced Materials segment consists of engineered polymers, performance coatings and Noveon® consumer specialties product lines. The engineered polymers product line is characterized by products such as TempRite® engineered polymers and Estane® engineered polymers. Engineered polymers products are sold to a diverse customer base comprised of major manufacturers in the construction, automotive, telecommunications, electronics and recreation industries. The performance coatings product line includes high-performance polymers and additives for specialty paper, graphic arts, paints and textiles coatings applications. The Noveon consumer specialties product line is characterized by global production of acrylic thickeners, specialty monomers, film formers, fixatives, emollients, silicones, surfactants and process chemicals. The company markets products in the Noveon consumer specialties product line to the personal care and pharmaceutical primary end-use industries. The Noveon consumer specialties products are sold to customers worldwide and these customers include major manufacturers of cosmetics, personal care products, water soluble polymers and household products. During the first quarter of 2006, the company completed the sale of the Telene business. In addition, the FIIS and A&I businesses were sold during the second quarter of 2006. The company recorded the results of operations of these divested businesses in the discontinued operations - net of tax line item in the consolidated statements of income for 2006.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)
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
The following table presents a summary of the results of the company’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues from external customers:
Lubrizol Additives	$738.8	$661.3	$2,193.8	$1,967.3
Lubrizol Advanced Materials	382.6	369.7	1,158.9	1,088.9

Total revenues	$1,121.4	$1,031.0	$3,352.7	$3,056.2

Segment operating income:
Lubrizol Additives	$97.0	$70.6	$304.3	$233.4
Lubrizol Advanced Materials	30.9	42.5	119.8	135.4

Total segment operating income	127.9	113.1	424.1	368.8

Corporate expenses	(17.7)	(22.0)	(57.0)	(56.2)
Corporate other income (expense) – net	5.2	0.6	3.8	(5.0)
Restructuring and impairment charges	(2.1)	(2.7)	(0.6)	(6.3)
Interest expense – net	(14.8)	(17.4)	(49.4)	(61.5)

Income from continuing operations before income taxes	$98.5	$71.6	$320.9	$239.8

The company’s total assets by segment were as follows:

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

	September 30,	December 31,
	2007	2006
Segment total assets:
Lubrizol Additives	$ 1,494.0	$ 1,397.6
Lubrizol Advanced Materials	2,248.1	2,193.7

Total segment assets	3,742.1	3,591.3

Corporate assets	848.4	799.6

Total consolidated assets	$ 4,590.5	$ 4,390.9

11. Pension and Postretirement Benefits
The components of net periodic pension cost and net periodic non-pension postretirement benefit cost consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Pension benefits:
Service cost - benefits earned during period	$7.9	$8.3	$23.4	$25.0
Interest cost on projected benefit obligation	10.0	8.7	29.7	25.7
Expected return on plan assets	(8.7)	(7.2)	(25.8)	(21.5)
Amortization of prior service costs	0.6	0.5	2.0	1.5
Recognized net actuarial loss	1.4	2.2	3.9	6.4
Settlement / curtailment loss	–	0.4	–	2.7
Amortization of initial net asset obligation	–	–	–	0.4

Net periodic pension cost	$11.2	$12.9	$33.2	$40.2

Other postretirement benefits:
Service cost - benefits earned during period	$0.6	$0.5	$1.4	$1.4
Interest cost on projected benefit obligation	1.5	1.4	4.4	4.1
Amortization of prior service costs	(1.9)	(2.1)	(5.1)	(6.3)
Recognized net actuarial loss	0.4	0.4	1.0	1.3
Settlement / curtailment gain	–	(1.1)	–	(1.1)
Amortization of initial net obligation	0.1	0.1	0.3	0.3

Net periodic non-pension postretirement benefit cost	$0.7	$(0.8)	$2.0	$(0.3)

Expected employer contributions worldwide for pension benefits in 2007 approximate $44.6 million for the qualified plans, of which $38.1 million was contributed during the nine months ended September 30, 2007. The portion of the 2007 total expected contributions attributable to the U.S. qualified pension plans is $28.8 million, of which $27.4 million was contributed during the nine months ended September 30, 2007. The non-qualified pension plans and other postretirement benefit plans are unfunded. As a result, the 2007 expected contributions to these plans of $1.8 million and $4.8 million, respectively, represent actuarial estimates of future assumed payments based on historic retirement

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)
and payment patterns as well as medical trend rates and historical claim information, as appropriate. The settlement loss in 2006 primarily resulted from a distribution from a non-qualified pension plan.
12. Restructuring and Impairment Charges
During the three and nine months ended September 30, 2007, the company recorded aggregate restructuring and impairment charges of $2.1 million and $0.6 million, respectively. The restructuring and impairment charges during the first nine months of 2007 primarily related to asset impairment charges of approximately $2.5 million for product lines in the Lubrizol Advanced Materials segment, offset by a pretax gain and restructuring credit of $2.8 million recorded on the sale of the manufacturing facility located in Bromborough, U.K. in January 2007 for net cash proceeds of $5.9 million.
The following table shows the reconciliation of the restructuring liability since January 1, 2007 by major restructuring activity:

	Liability	Restructuring			Liability
	January 1,	and Impairment		Non-cash	September 30,
	2007	Charges	Cash Paid	Adjustments	2007
Bromborough, U.K. plant closure and sale	$1.0	$ (0.7)	$(0.1)	$(0.1)	$ 0.1
Lubrizol Advanced Materials plant and line closures and workforce reductions	0.7	3.2	(1.0)	(2.5)	0.4
Corporate / other workforce reductions	0.2	0.1	(0.3)	–	–
Noveon International restructuring liabilities assumed	0.9	–	(0.4)	–	0.5

	$2.8	$ 2.6	$(1.8)	$(2.6)	$ 1.0

Included in restructuring and impairment charges for the nine months ended September 30, 2007 was a $2.0 million gain on the sale of the U.K. plant.
13. Debt
During the three and nine months ended September 30, 2007, the company repaid €25.0 million and €85.0 million, respectively, against its €250.0 million revolving credit agreement. As of September 30, 2007, there was nothing outstanding under this agreement.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)
14. Shareholders’ Equity
The following table summarizes the changes in shareholders’ equity since December 31, 2006:

		Shareholders’ Equity
				Accumulated
	Number of			Other
	Shares	Common	Retained	Comprehensive
	Outstanding	Shares	Earnings	(Loss) Income	Total
Balance, December 31, 2006	69.0	$710.1	$1,033.8	$ (60.8)	$ 1,683.1
Cumulative effect of a change in accounting principle due to the adoption of FIN No. 48		–	(8.9)	–	(8.9)

Balance, January 1, 2007	69.0	710.1	1,024.9	(60.8)	1,674.2

Comprehensive income:
Net income		–	223.7	–	223.7
Other comprehensive income		–	–	65.1	65.1

Total comprehensive income					288.8
Dividends		–	(62.1)	–	(62.1)
Deferred stock compensation		14.4	–	–	14.4
Common shares – treasury:
Common shares purchased	(1.4)	(2.7)	(79.4)	–	(82.1)
Shares issued upon exercise of stock options and awards	1.0	34.5	–	–	34.5

Balance, September 30, 2007	68.6	$756.3	$1,107.1	$ 4.3	$ 1,867.7

On April 23, 2007, the company’s board of directors authorized a new share repurchase program that, combined with the company’s existing repurchase program, permits the company to repurchase up to $300.0 million of its common shares through 2009.
15. Contingencies
The company has numerous purchase commitments for materials, supplies and energy in the ordinary course of business. The company also has numerous sales commitments for product supply contracts in the ordinary course of business.
General
There are pending or threatened claims, lawsuits and administrative proceedings against the company or its subsidiaries, all arising from the ordinary course of business with respect to commercial, product liability and environmental matters, which seek remedies or damages. The company believes that any liability that finally may be determined with respect to commercial and product liability claims should not have a material adverse effect on the company’s consolidated financial position, results of operations or cash flows. From time to time, the company also may be involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007
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
The company’s environmental reserves, measured on an undiscounted basis, totaled $16.6 million at September 30, 2007 and $14.2 million at December 31, 2006. Of these amounts, $6.5 million and $4.5 million were included in accrued expenses and other current liabilities at September 30, 2007 and December 31, 2006, respectively. Goodrich provided Noveon International with an indemnity for various environmental liabilities. The company estimates Goodrich’s share of such currently identified liabilities under the indemnity, which extends through February 2011, to be approximately $3.7 million of which $0.6 million is included in receivables and $3.1 million is included in other assets. There are specific environmental contingencies for company-owned sites for which third parties such as past owners and/or operators are the named PRPs and also for which the company is indemnified by Goodrich. Goodrich currently is indemnifying Noveon International for several environmental remediation projects. Goodrich’s share of all of these liabilities may increase to the extent such third parties fail to honor their obligations through February 2011.
The company believes that its environmental accruals are adequate based on currently available information. The company believes that it is reasonably possible that $12.9 million in additional costs may be incurred at certain locations beyond the amounts accrued as a result of new information, newly discovered conditions, changes in remediation standards or technologies or a change in the law. Additionally, as the indemnification from Goodrich extends through February 2011, changes in assumptions regarding when costs will be incurred may result in additional expenses to the company. Additional costs in excess of $12.9 million cannot currently be estimated.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007
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
Because of the guarantee’s existing revocation clause, the company estimates that the maximum liability under the guarantee would be approximately $19.0 million, representing the estimated liability for two shipments to Emerald. However, the company believes that it is highly unlikely that an event would occur requiring the company to pay any monies pursuant to the guarantee. Accordingly, no liability has been reflected in the accompanying consolidated balance sheet at September 30, 2007.
On November 5, 2007, the company terminated the guarantee with SK as SK no longer required a guarantee for Emerald’s obligations as of this date.
Indemnifications
In connection with the sale of the FIIS business, the company has provided indemnifications to Emerald with respect to the business sold. These indemnifications have been associated with the price and quantity of raw material purchases and environmental matters. In each of these circumstances, payment by the company is dependent on Emerald filing a claim. In addition, the company’s obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under certain of these agreements due to the conditional nature of the company’s obligations and the unique facts and circumstances involved in each particular agreement. The company believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on the company’s business, financial condition or results of operations. For those indemnification agreements where a payment by the company is probable and estimable, a liability has been recorded as of September 30, 2007.
16. Restatement of Consolidated Financial Statements
On October 22, 2007, the company concluded to restate its previously issued financial statements because of reporting errors relating to five postemployment employee benefit plans in three foreign countries. Accordingly, the company has restated its previously issued financial statements included in its most recently filed annual report on Form 10-K/A for the fiscal year ended December 31, 2006 and its previously issued interim financial statements included in its most recently filed quarterly reports on Form 10-Q/A for the quarters ended March 31, 2007 and June 30, 2007. As a result, the company also has restated the accompanying interim financial statements for the three and nine months ended September 30, 2006.
The impact of the restatement decreased net income for the three and nine months ended September 30, 2006 by $0.7 million or 1.4% and $1.7 million or 2.0%, respectively, from amounts previously reported. For the three and nine months ended September 30, 2006, the impact of the restatement decreased income from continuing operations by $0.7 million or 1.4% and $1.7 million or 1.1%, respectively, from amounts previously reported. The restatement had no effect on the company’s previously reported revenues or net cash flows.
The errors primarily arose in three different postemployment employee benefit plans at a wholly owned subsidiary and in postemployment employee benefit plans at two of the company’s consolidated joint ventures. Four of these

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)
postemployment employee benefit plans had been accounted for inappropriately on a cash basis rather than an accrual basis as required by U.S. GAAP, while the accrual recorded in the financial statements for the fifth plan was not calculated in accordance with U.S. GAAP.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)
The following tables show the impact of the restatement:
Consolidated Statement of Income

	Three Months Ended
(In Millions of Dollars Except Per Share Data)	September 30, 2006
	(as previously
	reported)	(adjustments)	(as restated)
Net sales	$ 1,029.9	$ –	$ 1,029.9
Royalties and other revenues	1.1	–	1.1

Total revenues	1,031.0	–	1,031.0

Cost of sales	781.8	1.0	782.8
Selling and administrative expenses	101.7	–	101.7
Research, testing and development expenses	50.5	–	50.5
Amortization of intangible assets	5.9	–	5.9
Restructuring and impairment charges	2.7	–	2.7

Total costs and expenses	942.6	1.0	943.6

Other expense – net	1.6	–	1.6
Interest income	7.6	–	7.6
Interest expense	(25.0)	–	(25.0)

Income from continuing operations before income taxes	72.6	(1.0)	71.6
Provision for income taxes	21.8	(0.3)	21.5

Income from continuing operations	50.8	(0.7)	50.1
Discontinued operations – net of tax	(0.5)	–	(0.5)

Net income	$ 50.3	$ (0.7)	$ 49.6

Basic earnings (loss) per share:
Continuing operations	$ 0.74	$ (0.01)	$ 0.73
Discontinued operations	(0.01)	–	(0.01)

Net income per share, basic	$ 0.73	$ (0.01)	$ 0.72

Diluted earnings (loss) per share:
Continuing operations	$ 0.73	$ (0.01)	$ 0.72
Discontinued operations	(0.01)	–	(0.01)

Net income per share, diluted	$ 0.72	$ (0.01)	$ 0.71

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)
Consolidated Statement of Income

	Nine Months Ended
(In Millions of Dollars Except Per Share Data)	September 30, 2006

	(as previously
	reported)	(adjustments)	(as restated)
Net sales	$ 3,053.2	$ –	$ 3,053.2
Royalties and other revenues	3.0	–	3.0

Total revenues	3,056.2	–	3,056.2

Cost of sales	2,294.8	2.6	2,297.4
Selling and administrative expenses	280.6	–	280.6
Research, testing and development expenses	152.8	–	152.8
Amortization of intangible assets	17.7	–	17.7
Restructuring and impairment charges	6.3	–	6.3

Total costs and expenses	2,752.2	2.6	2,754.8

Other expense – net	(0.1)	–	(0.1)
Interest income	13.5	–	13.5
Interest expense	(75.0)	–	(75.0)

Income from continuing operations before income taxes	242.4	(2.6)	239.8
Provision for income taxes	82.3	(0.9)	81.4

Income from continuing operations	160.1	(1.7)	158.4
Discontinued operations – net of tax	(73.6)	–	(73.6)

Net income	$ 86.5	$ (1.7)	$ 84.8

Basic earnings (loss) per share:
Continuing operations	$ 2.33	$ (0.02)	$ 2.31
Discontinued operations	(1.07)	–	(1.07)

Net income per share, basic	$ 1.26	$ (0.02)	$ 1.24

Diluted earnings (loss) per share:
Continuing operations	$ 2.31	$ (0.02)	$ 2.29
Discontinued operations	(1.06)	–	(1.06)

Net income per share, diluted	$ 1.25	$ (0.02)	$ 1.23

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)
Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30, 2006
	(as previously
(In Millions of Dollars)	reported)	(adjustments)	(as restated)

CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income	$ 86.5	$ (1.7)	$ 84.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	120.8	–	120.8
Deferred income taxes	33.1	(0.9)	32.2
Deferred compensation	12.9	–	12.9
Restructuring and impairment charges	61.6	–	61.6
Loss from divestitures and sales of property and equipment	5.2	–	5.2
Change in current assets and liabilities, net of acquisitions and divestitures:
Receivables	(45.0)	–	(45.0)
Inventories	(28.8)	–	(28.8)
Accounts payable, accrued expenses and other current liabilities	(23.4)	(0.7)	(24.1)
Other current assets	9.5	–	9.5

	(87.7)	(0.7)	(88.4)
Change in noncurrent liabilities	4.3	1.2	5.5
Other items – net	8.4	2.1	10.5

Total operating activities	245.1	–	245.1

INVESTING ACTIVITIES
Capital expenditures	(91.2)	–	(91.2)
Net proceeds from divestitures and sales of property and equipment	281.4	–	281.4
Other items – net	(0.8)	–	(0.8)

Total investing activities	189.4	–	189.4

FINANCING ACTIVITIES
Changes in short-term debt – net	4.5	–	4.5
Repayments of long-term debt	(114.3)	–	(114.3)
Dividends paid	(53.3)	–	(53.3)
Proceeds from the exercise of stock options	17.9	–	17.9

Total financing activities	(145.2)	–	(145.2)

Effect of exchange rate changes on cash	8.0	–	8.0

Net increase in cash and short-term investments	297.3	–	297.3

Cash and short-term investments at the beginning of period	262.4	–	262.4

Cash and short-term investments at the end of period	$ 559.7	$ –	$ 559.7

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
On October 22, 2007, we concluded to restate our previously issued financial statements because of reporting errors relating to five postemployment employee benefit plans in three foreign countries. Accordingly, the effects of the restatement have been reflected in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and we have not modified or updated disclosures except as required to reflect the effects of the restatement. See the Explanatory Note included in the front section of this quarterly report on Form 10-Q and “Note 16 - Restatement of Consolidated Financial Statements” contained in the Notes to Financial Statements for more information regarding the restatement and changes to previously issued financial statements.
The impact of the restatement decreased net income for the three and nine months ended September 30, 2006 by $0.7 million or 1.4% and $1.7 million or 2.0%, respectively, from amounts previously reported. For the three and nine months ended September 30, 2006, the impact of the restatement decreased income from continuing operations by $0.7 million or 1.4% and $1.7 million or 1.1%, respectively, from amounts previously reported. The effect of the restatement is not significant to our reported expenses and the changes resulting from these restatements had no effect on our previously reported revenues or net cash flows.
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
We are geographically diverse, with an extensive global manufacturing, supply chain, technical and commercial infrastructure. We operate facilities in 28 countries, including production facilities in 19 countries and laboratories in 13 countries, in key regions around the world through the efforts of approximately 6,850 employees. We sell our products in more than 100 countries and believe that our customers value our ability to provide customized, high-quality, cost-effective performance formulations and solutions worldwide. We also believe that our customers value our global supply chain capabilities.

On November 1, 2007, the company completed the acquisition of the refrigeration lubricants business of Croda International Plc (Croda) for approximately $124.1 million. The acquisition primarily includes lubricant technology, trade names, customer lists, manufacturing know-how and inventory. No manufacturing facilities are included in the transaction. Annualized revenues for this business are approximately $84.0 million.
On February 7, 2007, we completed the acquisition of the entire metalworking additives product line of Lockhart Chemical Company (Lockhart), a private company with headquarters in Gibsonia, Pennsylvania. Annualized revenues of these products are approximately $20.0 million.
In May 2006, we sold the food ingredients and industrial specialties business (FIIS) and the active pharmaceutical ingredients and intermediate compounds business (A&I), both of which were included in the Lubrizol Advanced Materials segment. We have reflected the results of these divested businesses in the discontinued operations - net of tax line item in the consolidated statements of income for the three and nine months ended September 30, 2006.
In February 2006, we sold certain assets and liabilities of our Telene® resins business (Telene), which was included in the Lubrizol Advanced Materials segment. We have reflected the results of Telene in the discontinued operations - net of tax line item in the consolidated statement of income for the nine months ended September 30, 2006.
RESULTS OF OPERATIONS
Income from continuing operations increased $21.3 million to $71.4 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and increased $65.3 million to $223.7 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in earnings from continuing operations for the three-month period primarily was due to improvements in the combination of price and product mix in the Lubrizol Additives segment, an increase in volume, the favorable resolution of tax matters from prior years, favorable currency gains included in other income and reduced net interest expense. The increase in earnings from continuing operations for the nine-month comparative period primarily was a result of improvements in the combination of price and product mix in the Lubrizol Additives segment as we continued to recover lost margin attributable to past raw material cost increases in this segment. The nine-month period also was favorably impacted by higher volume, the resolution of tax matters from prior years, lower net interest costs, higher other income including a gain on the sale of land and currency gains and a net decrease in restructuring-related charges. Higher raw material costs, increased manufacturing costs and higher selling, technology, administrative and research (STAR) expenses partially offset improvements in income from continuing operations for both the three-month and nine-month comparative periods.
Net income of $49.6 million for the three months ended September 30, 2006 included a $0.5 million loss from discontinued operations - net of tax. Net income of $84.8 million for the nine months ended September 30, 2006 included a $73.6 million loss from discontinued operations - net of tax, which primarily was comprised of a $60.6 million after-tax impairment charge recorded to reflect the FIIS business at its fair value and losses on the sales of the FIIS and A&I businesses.
Revenues
The changes in consolidated revenues are summarized as follows:

	Three Months Ended
	September 30,
	2007	2006	$ Change	% Change
Net sales	$ 1,120.4	$ 1,029.9	$ 90.5	9%
Royalties and other revenues	1.0	1.1	(0.1)	(9%)

Total revenues	$ 1,121.4	$ 1,031.0	$ 90.4	9%

	Nine Months Ended
	September 30,
	2007	2006	$ Change	% Change
Net sales	$ 3,349.7	$ 3,053.2	$ 296.5	10%
Royalties and other revenues	3.0	3.0	–	–

Total revenues	$ 3,352.7	$ 3,056.2	$ 296.5	10%

The increase in revenues for the three months ended September 30, 2007 compared to the same period in 2006 was due to a 4% increase in volume, a 3% improvement in the combination of price and product mix and a 2% favorable currency impact. The increase in revenues for the nine months ended September 30, 2007 compared to the same period in 2006 was due to a 6% improvement in the combination of price and product mix, a 2% increase in volume and a 2% favorable currency impact.
The following table shows the geographic break-down of our volume for the three and nine months ended September 30, 2007:

	2007 Volume
	3rd Quarter	Year-to-Date
North America	46%	47%
Europe	26%	26%
Asia-Pacific / Middle East	21%	21%
Latin America	7%	6%

Total	100%	100%

The following table shows the percentage change in our volume by geographic zone for the three and nine months ended September 30, 2007 compared to the corresponding periods in 2006:

	2007 vs. 2006
	% Change
	3rd Quarter	Year-to-Date
North America	(1%)	(1%)
Europe	3%	5%
Asia-Pacific / Middle East	9%	2%
Latin America	25%	24%
Total	4%	2%
Segment volume variances by geographic zone as well as the factors explaining the changes in segment revenues for the three and nine months ended September 30, 2007 compared with the same periods in 2006 are contained within the “Segment Analysis” section below.
Costs and Expenses
The changes in consolidated costs and expenses are summarized as follows:

	Three Months Ended
	September 30,
	2007	2006	$ Change	% Change
Cost of sales	$ 846.0	$ 782.8	$ 63.2	8%
Selling and administrative expenses	103.7	101.7	2.0	2%
Research, testing and development expenses	56.0	50.5	5.5	11%
Amortization of intangible assets	5.8	5.9	(0.1)	(2%)
Restructuring and impairment charges	2.1	2.7	(0.6)	*

Total costs and expenses	$ 1,013.6	$ 943.6	$ 70.0	7%

	Nine Months Ended
	September 30,
	2007	2006	$ Change	% Change
Cost of sales	$ 2,503.0	$ 2,297.4	$ 205.6	9%
Selling and administrative expenses	309.4	280.6	28.8	10%
Research, testing and development expenses	161.4	152.8	8.6	6%
Amortization of intangible assets	17.7	17.7	–	–
Restructuring and impairment charges	0.6	6.3	(5.7)	*

Total costs and expenses	$ 2,992.1	$ 2,754.8	$ 237.3	9%

*	Calculation not meaningful
The increases in cost of sales for the three and nine months ended September 30, 2007 compared to the same periods in 2006 primarily were due to higher average raw material cost and higher manufacturing expenses. Average raw material cost increased 3% and 6% in the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. Total manufacturing expenses increased 10% and 11% in the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. The increases in manufacturing expenses for both comparative periods primarily were due to an unfavorable currency impact, increased environmental-related charges and higher maintenance materials and contract labor costs in the Lubrizol Additives segment mostly attributable to the U.S. Gulf Coast. The nine-month comparative period also included higher salaries and benefits and unfavorable manufacturing cost absorption as we lowered first quarter production to reduce inventory levels from the prior year end. The nine-month increase in manufacturing expenses partially was offset by a decrease in utility costs. On a per-unit-sold basis, manufacturing costs increased 6% and 8% in the three and nine months ended September 30, 2007 compared to the same periods in 2006.
Gross profit (net sales less cost of sales) increased $27.3 million, or 11%, and $90.9 million, or 12%, for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. The increases primarily were due to improvement in the combination of price and product mix in the Lubrizol Additives segment, increased volume and a favorable currency impact offset by higher average unit raw material cost and higher manufacturing cost. Our gross profit percentage (gross profit divided by net sales) increased to 24.5% and 25.3% for the three and nine months ended September 30, 2007, respectively, compared to 24.0% and 24.8% in the same periods last year. The increases in gross profit percentage for the three-month and nine-month comparative periods were attributable to increases in the Lubrizol Additives segment gross profit percentage largely due to the favorable combination of price and product mix and increased volume, partially offset by gross profit percentage decreases in the Lubrizol Advanced Materials segment primarily as a result of higher raw material costs.
Selling and administrative expenses increased $2.0 million, or 2%, and $28.8 million, or 10%, for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. The increase for the nine-

month period primarily was due to an increase in salaries and benefits as a result of annual merit increases, higher incentive compensation expense, the funding of growth resources and implementation of a common information systems platform in the Lubrizol Advanced Materials segment and an unfavorable currency impact. The first quarter of 2006 included a $2.8 million pension settlement charge related to a non-qualified pension plan distribution.
Research, testing and development expenses increased $5.5 million, or 11%, and $8.6 million, or 6%, for the three and nine months ended September 30, 2007, respectively, compared to the same periods in the prior year. The increases for both periods primarily were due to an unfavorable currency impact and increased salaries and benefits.
In the three and nine months ended September 30, 2007, we recorded aggregate restructuring and impairment charges of $2.1 million and $0.6 million, respectively. The restructuring charges for the nine-month period primarily related to impairment charges of approximately $2.5 million for product lines in the Lubrizol Advanced Materials segment, offset by a pretax gain and restructuring credit of $2.8 million recorded on the sale of the manufacturing facility located in Bromborough, U.K. in January 2007 for net cash proceeds of $5.9 million. Restructuring and impairment charges of $2.7 million and $6.3 million were recorded during the three and nine months ended September 30, 2006, respectively, which primarily were associated with the U.K. plant closure mentioned above.
The components of restructuring and impairment charges are detailed as follows:

	Three Months Ended September 30, 2007
	Asset	Other Plant
	Impairments	Exit Costs	Severance	Total
Lubrizol Advanced Materials production line impairment and workforce reductions	$2.0	$–	$0.1	$2.1

	Nine Months Ended September 30, 2007
	Asset
	Impairments	Other Plant
	(Gains)	Exit Costs	Severance	Total
Lubrizol Advanced Materials plant closures, production line impairments and workforce reductions	$2.5	$0.2	$0.6	$3.3
Bromborough, U.K. plant closure and sale	(2.8)	0.1	–	(2.7)

Total restructuring and impairment charges	$(0.3)	$0.3	$0.6	$0.6

	Three Months Ended September 30, 2006
	Asset	Other Plant
	Impairments	Exit Costs	Severance	Total
Lubrizol Advanced Materials plant closures and workforce reductions	$0.6	$0.3	$0.3	$1.2
Bromborough, U.K. plant closure	–	1.2	0.5	1.7
Other	–	–	(0.2)	(0.2)

Total restructuring and impairment charges	$0.6	$1.5	$0.6	$2.7

	Nine Months Ended September 30, 2006
	Asset	Other Plant
	Impairments	Exit Costs	Severance	Total
Lubrizol Advanced Materials plant closures and workforce reductions	$ 0.6	$ 0.3	$ 0.8	$ 1.7
Bromborough, U.K. plant closure	–	3.3	1.6	4.9
Other	–	–	(0.3)	(0.3)

Total restructuring and impairment charges	$ 0.6	$ 3.6	$ 2.1	$ 6.3

The charges for these cost reduction initiatives and impairments are reported as a separate line item in the consolidated statements of income, entitled “Restructuring and impairment charges” and are included in the “Total cost and expenses” subtotal on the consolidated statements of income.

Other Items and Net Income
The changes in other items and net income are summarized as follows:

	Three Months Ended
	September 30,
	2007	2006	$ Change	% Change
Other income (expense) – net	$ 5.5	$ 1.6	$ 3.9	*
Interest expense – net	(14.8)	(17.4)	2.6	(15%)
Income from continuing operations before income taxes	98.5	71.6	26.9	38%
Provision for income taxes	27.1	21.5	5.6	26%
Income from continuing operations	71.4	50.1	21.3	43%
Discontinued operations	–	(0.5)	0.5	*
Net income	71.4	49.6	21.8	*

	Nine Months Ended
	September 30,
	2007	2006	$ Change	% Change
Other income (expense) – net	$ 9.7	$ (0.1)	$ 9.8	*
Interest expense – net	(49.4)	(61.5)	12.1	(20%)
Income from continuing operations before income taxes	320.9	239.8	81.1	34%
Provision for income taxes	97.2	81.4	15.8	19%
Income from continuing operations	223.7	158.4	65.3	41%
Discontinued operations	–	(73.6)	73.6	*
Net income	223.7	84.8	138.9	*

*	Calculation not meaningful
The increases in other income for the three and nine months ended September 30, 2007 compared to the same periods in 2006 primarily were due to favorable currency gains. In addition, the nine-month period was impacted favorably by a $5.0 million gain on the sale of land recorded in the first quarter of 2007.
The decrease in interest expense - net for the nine months ended September 30, 2007 compared to the same period in 2006 primarily was attributable to an increase in interest income as a result of our increased cash and short-term investments from the divestiture proceeds received in May 2006 and reduced interest expense associated with our reduced debt balances.
Our effective tax rates were 27.5% and 30.3% for the three and nine months ended September 30, 2007, respectively, compared to our effective tax rates of 30.0% and 33.9% for the same respective periods in 2006. The decreases in both periods in 2007 compared to 2006 primarily were due to the favorable resolution of tax matters from prior years and an improvement in our geographic earnings mix as a result of our strong international growth.
Primarily as a result of the above factors, net income per diluted share was $1.02 and $3.19 for the three and nine months ended September 30, 2007, respectively, compared to net income per diluted share of $0.71 and $1.23 for the same respective periods in 2006. Net income per diluted share for the three and nine months ended September 30, 2006 included a loss from discontinued operations per diluted share of $0.01 and $1.06, respectively. The loss from discontinued operations per diluted share for the nine months ended September 30, 2006 included a $0.01 per diluted share of operating income, an $0.87 per diluted share non-cash impairment charge and a $0.20 per diluted share loss on the sale of the FIIS, A&I and Telene businesses.
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
The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Lubrizol Additives	66%	64%	65%	64%
Lubrizol Advanced Materials	34%	36%	35%	36%

Segment Operating Income:
Lubrizol Additives	76%	62%	72%	63%
Lubrizol Advanced Materials	24%	38%	28%	37%

The operating results by segment were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Revenues:
Lubrizol Additives	$ 738.8	$ 661.3	$ 77.5	12%	$ 2,193.8	$ 1,967.3	$ 226.5	12%
Lubrizol Advanced Materials	382.6	369.7	12.9	3%	1,158.9	1,088.9	70.0	6%

Total	$ 1,121.4	$ 1,031.0	$ 90.4	9%	$ 3,352.7	$ 3,056.2	$ 296.5	10%

Gross Profit:
Lubrizol Additives	$ 175.7	$ 139.7	$ 36.0	26%	$ 528.7	$ 438.9	$ 89.8	20%
Lubrizol Advanced Materials	98.7	107.4	(8.7)	(8%)	318.0	316.9	1.1	–

Total	$ 274.4	$ 247.1	$ 27.3	11%	$ 846.7	$ 755.8	$ 90.9	12%

Segment Operating Income:
Lubrizol Additives	$ 97.0	$ 70.6	$ 26.4	37%	$ 304.3	$ 233.4	$ 70.9	30%
Lubrizol Advanced Materials	30.9	42.5	(11.6)	(27%)	119.8	135.4	(15.6)	(12%)

Total	$ 127.9	$ 113.1	$ 14.8	13%	$ 424.1	$ 368.8	$ 55.3	15%

Lubrizol Additives Segment
Revenues increased 12% for both the three and nine months ended September 30, 2007 compared to the same periods in 2006. The three-month increase was due to a 5% increase in volume, a 5% improvement in the combination of price and product mix and a 2% favorable currency impact. The nine-month increase resulted from a 7% improvement in the combination of price and product mix, a 3% favorable currency impact and a 2% increase in volume.
The following table shows the geographic break-down of our volume for the three and nine months ended September 30, 2007:

	2007 Volume
	3rd Quarter	Year-to-Date
North America	36%	37%
Europe	30%	31%
Asia-Pacific / Middle East	25%	25%
Latin America	9%	7%

Total	100%	100%

The following table shows the percentage change in our volume by geographic zone for the three and nine months ended September 30, 2007 compared to the corresponding periods in 2006:

	2007 vs. 2006
	% Change
	3rd Quarter	Year-to-Date
North America	(2%)	(2%)
Europe	4%	4%
Asia-Pacific / Middle East	7%	(1%)
Latin America	34%	25%
Total	5%	2%
Volume for the three-month and nine-month periods ended September 30, 2007 were at record levels primarily due to business gains in Europe and Latin America, which partially were offset by volume declines in North America. The volume decrease in North America primarily was due to our decision to exit low margin fuel additive business and the impact of lower commercial vehicle builds on customer demand for lubricant additives. The volume decrease in the year-to-date period in Asia-Pacific / Middle East primarily was attributable to a strong first half of 2006 influenced by changes in customer order patterns.
Segment gross profit increased 26% and 20% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006 as we continued to recover margin lost in prior periods. The Lubrizol Additives segment implemented a series of price increases in 2005 and 2006 in response to continued raw material and manufacturing cost increases. The effective dates of the selling price increases varied by geographic sales zone. Gross profit improved primarily due to the combination of price and product mix, partially offset by a 3% and 6% increase in average raw material cost for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. Manufacturing costs on a per-unit-sold basis increased 5% and 10% for the three-month and nine-month comparative periods, respectively, primarily due to the impact of unfavorable currency, increased costs for environmental matters and higher manufacturing costs for maintenance materials and contract labor costs mostly attributable to the U.S. Gulf Coast. In addition, for the nine months ended September 30, 2007 we experienced unfavorable manufacturing cost absorption as we lowered first quarter production to reduce inventory levels from the prior year end. These cost increases partially were offset by decreases in utility costs for both the three and nine months ended September 30, 2007 compared to the same periods in 2006.
The gross profit percentage increased to 23.8% and 24.1% for the three and nine months ended September 30, 2007, respectively, as compared to 21.2% and 22.3% in the corresponding prior-year periods. The increases in gross profit percentage primarily related to the improvement in the combination of price and product mix and the favorable impact of currency.
STAR expenses increased 12% and 10% in the three and nine months ended September 30, 2007 compared to the respective prior-year periods. The increases primarily were due to higher selling and administrative expenses resulting from increased incentive compensation expense and unfavorable currency. In addition, technical expenses increased in both periods, with higher outside testing costs occurring in the three months ended September 30, 2007.
Other income for the year-to-date period includes a $5.0 million gain on the sale of land recorded in the first quarter of 2007.
Segment operating income increased 37% and 30% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006 due to the factors discussed above.

lubrizol advanced materials Segment
Revenues increased 3% and 6% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. The increase for the three-month period was due to a 2% increase in volume and a 2% favorable currency impact offset by a 1% decrease in the combination of price and product mix. The increase for the nine-month period was due to a 3% increase in volume, a 2% favorable currency impact, and a 1% increase in the combination of price and product mix.
The following table shows the geographic break-down of our volume for the three and nine months ended September 30, 2007:

	2007 Volume
	3rd Quarter	Year-to-Date
North America	67%	67%
Europe	16%	17%
Asia-Pacific / Middle East	13%	12%
Latin America	4%	4%

Total	100%	100%

The following table shows the percentage change in our volume by geographic zone for the three and nine months ended September 30, 2007 compared to the corresponding periods in 2006:

	2007 vs. 2006
	% Change
	3rd Quarter	Year-to-Date
North America	–	(1%)
Europe	2%	5%
Asia-Pacific / Middle East	17%	20%
Latin America	1%	21%
Total	2%	3%
In the first quarter of 2007, we made a minor change to improve the consistency of our reporting of shipment volumes. Volume in our performance coatings product line, and to a much lesser extent, our Noveon® consumer specialties product line, were reported previously on a dry basis, or excluding the carrier fluid that is shipped with the base performance material. We are now reporting all product lines on an “as-shipped” basis, including carrier fluid that is blended with the base material.
Volume in North America was level and decreased 1% for the three and nine months ended September 30, 2007, respectively, with increases in our engineered polymers and Noveon consumer specialties product lines more than offset by decreases in our performance coatings product line. The increases in both periods in our Noveon consumer specialties product line were due to increased customer demand in our surfactants business and increased customer demand in the personal care market. Volume in our engineered polymers product line increased due to strong sales of TempRite® engineered polymers products (TempRite) into industrial and fire sprinkler applications offset by weaker sales into plumbing applications in the three-month period and increased due to strong demand in fire sprinkler, industrial and plumbing applications for the nine-month period. Volume in our performance coatings product line decreased in both periods due to reduced customer demand in textiles and inks applications.
Volume in Europe increased 2% and 5% for the three and nine months ended September 30, 2007, respectively, with increases in our engineered polymers and Noveon consumer specialties product lines more than offsetting decreases in our performance coatings product line. Higher customer demand in TempRite, Estane® engineered polymers business (Estane), and sales into the personal care and pharmaceutical markets more than offset reduced customer demand in paints and coatings applications. In addition, the three-month comparative period was impacted unfavorably by reduced customer demand.
Volume in Asia-Pacific increased 17% and 20% for the three and nine months ended September 30, 2007, respectively, with increases in all of our product lines in both periods. This increase was due to strong customer demand in plumbing, industrial, paints and coatings, inks, film and sheet and personal care applications. In addition, the nine-month comparative period was impacted favorably by strong customer demand in textiles applications.
Volume in Latin America increased 1% and 21% for the three and nine months ended September 30, 2007, respectively. For the three-month period, volume increases in our performance coatings product line were due to higher customer demand in paints and coatings and inks applications and partially were offset by reduced customer demand in our engineered polymers product line, primarily in plumbing applications. The volume increase in the nine-month period primarily was caused by increased customer demand in plumbing, personal care, and paints and coatings applications.
Segment gross profit decreased 8% and increased less than 1% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. The decrease in the three-month period primarily was due to higher average raw material and manufacturing costs and competitive pricing pressures experienced in our TempRite business. Segment gross profit increased slightly for the nine-month period due to an improvement in the combination of price and product mix and an increase in volume, which partially was offset by higher average raw material and manufacturing costs. Average raw material cost increased 6% for both the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. Manufacturing costs increased for the three-month and nine-month comparative periods primarily due to higher volume, an unfavorable currency impact and increased headcount. Manufacturing costs on a per-unit-sold basis increased 8% and 6% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006.
The gross profit percentages were 25.8% and 27.5% for the three and nine months ended September 30, 2007, respectively, compared to 29.1% in both corresponding prior-year periods. The decreases were due to higher average raw material and manufacturing costs.
STAR expenses increased 6% and 10% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. The increases were due to higher base salaries and benefits, increased headcount to support our growth strategy, an unfavorable currency impact, higher incentive compensation expense and the implementation of a common information systems platform.
Segment operating income for the three and nine months ended September 30, 2007 of $30.9 million and $119.8 million, respectively, decreased 27% and 12% compared to the same periods in 2006 due to the factors discussed above.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the major components of cash flow:

	Nine Months Ended
	September 30,
	2007	2006
Cash provided by (used for):
Operating activities	$406.5	$245.1
Investing activities	(125.7)	189.4
Financing activities	(221.1)	(145.2)
Effect of exchange-rate changes on cash	10.6	8.0

Net increase in cash and short-term investments	$70.3	$297.3

Operating Activities
The increase in cash provided by operating activities for the nine months ended September 30, 2007 compared to the same period in 2006 primarily related to an increase in net income and an improvement in working capital levels. Specifically, we focused our efforts toward reducing inventory levels and our accounts payable improved due to the timing of raw material purchases and cash disbursements. In addition, the accounts payable we retained at the closing of the FIIS divestiture had an unfavorable impact to operating cash flows of $27.0 million during the nine months ended September 30, 2006. We also improved the timeliness of our collections, which partially offset our increase in accounts receivable associated with higher revenues.
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
Investing Activities
In the first quarter of 2007, we used $15.7 million to acquire assets from Lockhart. For the nine months ended September 30, 2006, we received cash proceeds from the sales of the FIIS and A&I businesses. Our capital expenditures for the nine months ended September 30, 2007 were $121.6 million compared to $91.2 million for the same period in 2006. In 2007, we estimate annual capital expenditures will be approximately $175.0 million to $180.0 million.
Financing Activities
Cash used for financing activities increased $75.9 million for the nine months ended September 30, 2007 compared to the same period in 2006. Cash used for financing activities of $221.1 million for the nine months ended September 30, 2007 primarily consisted of the repayment of €85.0 million against our €250.0 million revolving credit agreement, which repaid our euro credit facility in full, the repurchase of common shares and the payment of dividends, partially offset by proceeds from the exercise of stock options. This compares to $145.2 million used for financing activities in the same period in 2006, which primarily consisted of the repayment of long-term debt and payment of dividends, partially offset by proceeds from the exercise of stock options.
On April 23, 2007, our board of directors authorized an enhanced share repurchase program that, upon completion of repurchases under a previous repurchase program, permits us to repurchase up to 5.0 million of our common shares. We would expect that the timing of repurchases will depend on market conditions and these will be balanced with other strategic uses of our cash. Our current intention is to repurchase up to $300.0 million of our shares through 2009.
Capitalization, Liquidity and Credit Facilities
At September 30, 2007, our total debt outstanding of $1,432.3 million consisted of 72% fixed-rate debt and 28% variable-rate debt, including $400.0 million of fixed-rate debt that effectively has been swapped to a variable rate. Our weighted-average interest rate as of September 30, 2007 was approximately 6.0%.
Our net debt to capitalization ratio was 29.6% and 36.5% at September 30, 2007 and December 31, 2006, respectively. Net debt represents total short-term and long-term debt, excluding original issue discounts and unrealized gains and losses on derivative instruments designated as fair-value hedges of fixed-rate debt, reduced by cash and short-term investments. Capitalization is calculated as shareholders’ equity plus net debt. Total debt as a percent of capitalization was 43.4% and 47.8% at September 30, 2007 and December 31, 2006, respectively.
Our ratio of current assets to current liabilities was 2.8 and 2.9 at September 30, 2007 and December 31, 2006, respectively.
Our $350.0 million revolving U.S. credit facility, which matures in September 2011, allows us to borrow at variable rates based upon the U.S. prime rate or LIBOR plus a specified credit spread. At September 30, 2007, we had no outstanding borrowings under this agreement.
At September 30, 2007, two of our wholly owned, foreign subsidiaries had a €250.0 million revolving credit facility that matures in September 2010. This credit agreement permits these foreign subsidiaries to borrow at variable rates based on EURIBOR plus a specified credit spread. At September 30, 2007, we had nothing outstanding under this agreement.
Our cash and short-term investments balance of $646.0 million at September 30, 2007 will be used to fund ongoing operations, pay down debt, pursue acquisitions and repurchase shares. On November 1, 2007, the company completed the acquisition of the refrigeration lubricants business of Croda for approximately $124.1 million. The acquisition was funded using a portion of the company’s available cash. Given the redemption premium on our long-term debt, it is unlikely that we will reduce debt significantly before our next scheduled maturity in late 2008.
Contractual Cash Obligations
Our contractual cash obligations as of December 31, 2006 are contained in our annual report on Form 10-K/A for the year ended December 31, 2006. During the nine months ended September 30, 2007, our non-cancelable purchase commitments decreased approximately $15.2 million to $162.8 million. Other than the decrease in non-cancelable purchase commitments, we do not believe there have been any significant changes since December 31, 2006 in our contractual cash obligations. The non-cancelable purchase commitments by period at September 30, 2007 were $23.0 million, $122.2 million, $13.6 million and $4.0 million for the 2007, 2008-2009, 2010-2011 and 2012 and later periods, respectively.

Our debt requires us to dedicate a portion of our cash flow to make interest and principal payments, thereby reducing the availability of our cash flow for acquisitions or other purposes. Nevertheless, we believe our future operating cash flows will be sufficient to cover our debt repayments, capital expenditures, dividends, share repurchases and other obligations and that we have untapped borrowing capacity that can provide us with additional financial resources. We currently have a shelf registration statement filed with the Securities and Exchange Commission (SEC) under which $359.8 million of debt securities, preferred shares or common shares may be issued. As of September 30, 2007, we also maintained cash and short-term investment balances of $646.0 million and had $350.0 million available under our revolving U.S. credit facility and another €250.0 million available under our euro revolving credit facility. In addition, as of September 30, 2007, we had $42.0 million of contingent obligations under standby letters of credit issued in the ordinary course of business to financial institutions, customers and insurance companies to secure short-term support for a variety of commercial transactions, insurance and benefit programs.
NEW ACCOUNTING STANDARDS
Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. Under FIN No. 48, the economic benefit associated with a tax position only will be recognized if it is more likely than not that a tax position ultimately will be sustained. After this threshold is met, a tax position is reported at the largest amount of benefit that is more likely than not to be ultimately sustained. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Prior to January 1, 2007, we regularly assessed positions with regard to tax exposures and recorded liabilities for uncertain income tax positions in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.”
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
It is reasonably possible that unrecognized tax benefits may decrease by up to $6.3 million within 12 months of September 30, 2007 primarily as a result of the settlement of foreign audits and the closure of statutes of limitations.
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
Our primary interest rate exposures relate to our cash and short-term investments, fixed-rate and variable-rate debt and interest rate swaps. The calculation of potential loss in fair value is based on an immediate change in the net present values of our interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flow and income before tax is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% increase in interest rates would have had a favorable impact and a hypothetical 10% decrease in interest rates would have had an unfavorable impact on fair values of $34.7 million and $41.1 million at September 30, 2007 and December 31, 2006, respectively. In addition, a hypothetical 10% increase in interest rates would have had an unfavorable impact and a hypothetical 10% decrease in interest rates would have had a favorable impact on cash flows and income before tax of $0.6 million and $1.5 million for 2007 and 2006, respectively, on an annualized basis.
Our primary currency exchange rate exposures are to foreign currency-denominated debt, intercompany debt, cash and short-term investments and forward foreign currency exchange contracts. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our currency exposures due to a 10% shift in exchange rates. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% increase in currency exchange rates would have had an unfavorable impact and a hypothetical 10% decrease in currency exchange rates would have had a favorable impact on fair values of $20.5 million and $3.5 million at September 30, 2007 and December 31, 2006, respectively. Further, a hypothetical 10% increase in currency exchange rates would have had an unfavorable impact and a hypothetical 10% decrease in currency exchange rates would have had a favorable impact on annualized cash flows of $27.9 million and $20.9 million, respectively, and on annualized income before tax of $4.1 million and $3.7 million in 2007 and 2006, respectively.
Our primary commodity hedge exposures relate to natural gas and electric utility expenses. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our commodity exposures due to a 10% shift in the underlying commodity prices. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in commodity prices. A hypothetical 10% increase in commodity prices would have had a favorable impact and a hypothetical 10% decrease in commodity prices would have had an unfavorable impact on fair values of $1.5 million and $1.3 million at September 30, 2007 and December 31, 2006, respectively, and on annualized cash flows and income before tax of $1.5 million and $0.4 million in 2007 and 2006, respectively.
Item 4. Controls and Procedures
In connection with the restatement discussed in the Explanatory Note to this quarterly report on Form 10-Q and in Note 16 contained in the Notes to Financial Statements, we reevaluated our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that reevaluation, our chief executive officer and chief financial officer identified a material weakness in our internal control over financial reporting for deficiencies at some international locations due to insufficient requisite technical knowledge of accounting for postemployment employee benefit plans in accordance with U.S. GAAP. Solely as a result of this material weakness, we concluded that our disclosure controls were not effective as of September 30, 2007.
As a result of this material weakness, we have taken steps to remediate the internal control weakness. Specifically, we contracted a third-party benefits consultant to complete a detailed benefits review at our wholly owned subsidiary that generated the majority of the reporting errors, made inquiries and conducted reviews of other international locations and enhanced our training on the application of U.S. GAAP to postemployment employee benefit plans and other matters at our non-U.S. subsidiaries and joint ventures. In connection with this quarterly report on Form 10-Q, under the direction of our chief executive officer and chief financial officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions noted above, and we have concluded that, as of the date of this filing, our disclosure controls and procedures are effective.
Other than the enhancements to our internal control over financial reporting related to the accounting for postemployment employee benefit plans that occurred during the third quarter of 2007, there were no other changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have affected materially, or reasonably likely to affect materially, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the third quarter of 2007, we finalized the settlement with the Louisville (KY) Metro Air-Pollution Control District relating to alleged violations of the air permit held by our Louisville, Kentucky facility. We paid a penalty of approximately $0.1 million and have remaining obligations through 2007 to update certain procedures and plans at the facility.
Item 1A. Risk Factors
There are no material changes from risk factors as disclosed previously in our annual report on Form 10-K/A for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	On July 2, 2007, we issued 419 common shares in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to one former officer under a deferred compensation plan.

On August 1, 2007, we issued 8,407 common shares in private placement transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to two former directors under deferred compensation plans.

On September 4, 2007, we issued 15 common shares in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to one former officer under a deferred compensation plan.

On September 4, 2007, we issued 312 common shares in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to one former director under a deferred compensation plan.

(c)	The following table provides information regarding our purchases of Lubrizol common shares during the third quarter.

				Maximum Number
			Total Number	(or Approximate Dollar
			of Shares (or Units)	Value) of Shares (or
	Total Number of	Average Price	Purchased as Part of	Units) that May Yet be
	Shares (or Units)	Paid per Share	Publicly Announced	Purchased Under the
Period	Purchased[1]	(or Unit)	Plans or Programs[2]	Plans or Programs
Month #1 (July 1, 2007 through July 31, 2007)	119 Shares	$64.55	N/A	5,928,799 Shares
Month #2 (August 1, 2007 through August 31, 2007)	467,000 Shares	$60.26	467,000 Shares	5,461,799 Shares
Month #3 (September 1, 2007 through September 30, 2007)	60,004 Shares	$63.38	60,000 Shares	5,401,795 Shares

Total	527,123 Shares		527,000 Shares	5,401,795 Shares

[1]	This column includes common shares (119 in July; 0 in August and 4 in September) that we purchased pursuant to our deferred compensation plans whereby we withhold shares upon a distribution to pay the withholding taxes on behalf of the employee and pursuant to our stock incentive plan in which participants exchange already owned shares to us to pay for the exercise price of an option or whereby we withhold shares upon the exercise of an option to pay the withholding taxes on behalf of the employee.

[2]	This column represents common shares that we purchased at a cost of $31.9 million pursuant to a share repurchase program announced on June 23, 1997. On April 23, 2007, our board of directors authorized an enhanced share repurchase program that permits the company to repurchase up to 5.0 million of its common shares upon completion of repurchases under the previous share repurchase program. These shares may be repurchased in the open market or through negotiated transactions. The program does not have an expiration date.
Item 6. Exhibits
10.1*	The Lubrizol Corporation Executive Death Benefit Plan (as amended)

10.2*	Employee Agreement effective June 3, 2004, between Noveon, Inc. and Julian M. Steinberg.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LUBRIZOL CORPORATION

/s/ W. Scott Emerick

W. Scott Emerick
Chief Accounting Officer and Duly Authorized
Signatory of The Lubrizol Corporation

Date: November 9, 2007