Form 10-K
period 2007-12-31
LUBRIZOL CORP
filed 2008-02-28
CIK 60751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value (on basis of closing sale price) of voting stock held by nonaffiliates as of June 30, 2007: $4,452,787,002.
Number of the registrant’s Common Shares, without par value, outstanding as of February 15, 2008: 68,412,788.
Documents Incorporated by Reference
Portions of the registrant’s 2007 Annual Report to its shareholders (Incorporated into Part I and II of this Form 10-K)
Portions of the proxy statement for the 2008 Annual Meeting of Shareholders (Incorporated into Part III of this Form 10-K)

PART I
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
ITEM 9B. OTHER INFORMATION
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EX-10.2
EX-10.7
EX-10.8
EX-10.9
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-10.17
EX-10.18
EX-10.19
EX-10.20
EX-10.21
EX-10.22
EX-10.24
EX-10.26
EX-12.1
EX-13.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1

PART I
ITEM 1. BUSINESS
     References to “Lubrizol”, the “company”, “we”, “us” or “our” refer to The Lubrizol Corporation and its subsidiaries, except where the context makes clear that the reference only is to The Lubrizol Corporation itself and not its subsidiaries.
Overview
     We are an innovative specialty chemical company that produces and supplies technologies that improve the quality and performance of our customers’ products in the global transportation, industrial and consumer markets. Our business is founded on technological leadership. Innovation provides opportunities for us in growth markets as well as advantages over our competitors. From a base of approximately 1,600 patents, we use our product development and formulation expertise to sustain our leading market positions and fuel our future growth. We create additives, ingredients, resins and compounds that enhance the performance, quality and value of our customers’ products, while minimizing their environmental impact. Our products are used in a broad range of applications, and are sold into relatively stable markets such as those for engine oils, specialty driveline lubricants and metalworking fluids, as well as higher-growth markets such as personal care and over-the-counter pharmaceutical products, performance coatings and inks and compressor lubricants. Our specialty materials products also are used in a variety of industries, including the construction, sporting goods, medical products and automotive industries.
     We are an industry leader in many of the markets in which our product lines compete. We produce products with well-recognized brand names, such as Anglamol® (gear oil additives), Carbopol® (acrylic thickeners for personal care products), Estane® (thermoplastic polyurethane) and TempRite® (engineered polymers resins and compounds used in plumbing, industrial and fire sprinkler systems).
     We are geographically diverse, with an extensive global manufacturing, supply chain, technical and commercial infrastructure. We operate facilities in 27 countries, including production facilities in 19 countries and laboratories in 12 countries, in key regions around the world through the efforts of more than 6,900 employees. We derived approximately 42% of our consolidated total revenues from North America, 30% from Europe, 21% from the Asia/Pacific and the Middle East region and 7% from Latin America. We sell our products in more than 100 countries and believe that our customers recognize and value our ability to provide customized, high quality, cost-effective performance formulations and solutions worldwide. We also believe our customers highly value our global supply chain capabilities.
     Our consolidated results for the year ended December 31, 2007 included total revenues of $4,499.0 million. We have generated consistently strong cash flows from our diverse product lines, leading market positions, disciplined capital expenditure programs and working capital management. We believe our strong cash flow will enable us to maintain our leading market positions and to invest in targeted growth strategies while continuing to reduce indebtedness.
     We are organized into two operating and reportable segments. We made the final determination in January 2007 to change the names of our two reportable segments. The new segment names are Lubrizol Additives, previously known as Lubricant Additives, and Lubrizol Advanced Materials, previously known as Specialty Chemicals. The change was in name only as the management structure of the segments and product lines included in each segment remain unchanged.
     Our principal executive offices are located at 29400 Lakeland Boulevard, Wickliffe, Ohio 44092-2298 and our telephone number is 440-943-4200. Our website is located at www.lubrizol.com. Information contained on our website does not constitute part of this annual report on Form 10-K. We make available free of charge on our website the annual reports on Form 10-K, the quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of

1934 as soon as reasonably practicable after we electronically file or furnish the material to the Securities and Exchange Commission (SEC).
Acquisitions and Divestitures
     On November 1, 2007, we completed the acquisition of the refrigeration lubricants business of Croda International Plc (Croda) for approximately $124.6 million. The acquisition primarily included lubricant technology, trade names, customer lists, manufacturing know-how and inventory. No manufacturing facilities were included in the transaction.
     On February 7, 2007, we acquired for approximately $15.7 million a broad line of additive products in the metalworking markets worldwide from Lockhart Chemical Company (Lockhart). We purchased Lockhart’s entire metalworking product line, which included natural, synthetic and gelled sulfonates; emulsifier packages; corrosion inhibitors and lubricity agents; grease additives; oxidates; esters; soap; semi-finished coatings; and rust preventatives.
     In May 2006, we sold the food ingredients and industrial specialties business (FIIS) and the active pharmaceutical ingredients and intermediate compounds business (A&I), both of which were included in the Lubrizol Advanced Materials segment. A&I and most of the FIIS divestiture reported into the Noveon® consumer specialties product line, while a small portion of the FIIS divestiture reported into the performance coatings product line. In 2006, we recorded a $15.9 million after-tax loss on the sale of these divested businesses.
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
Business Segments
     The Lubrizol Additives segment represents approximately 66% of our 2007 consolidated revenues and is comprised of our businesses in engine additives and driveline and industrial additives. The Lubrizol Advanced Materials segment represents approximately 34% of our 2007 consolidated revenues and primarily is comprised of the businesses we acquired in the 2004 Noveon International, Inc. acquisition and our former performance chemicals product group.

     The following chart summarizes the product groupings within each of our key product lines.
Lubrizol Additives Segment
     The Lubrizol Additives segment is the leading global supplier of additives for transportation and industrial lubricants. We pioneered the development of lubricant additives 80 years ago and continue to maintain leadership in what we estimate to be a $9.0 billion industry. Our customers rely on our products to improve the performance and lifespan of critical components, such as engines, transmissions and gear drives for cars, trucks, buses, off-highway equipment, marine engines and industrial applications.
     For the year ended December 31, 2007, the Lubrizol Additives segment generated revenues of $2,961.1 million and segment operating income of $391.0 million.
     Our products provide value to our customers and serve to increase cost-effectiveness by reducing friction and heat, resisting oxidation, minimizing deposit formation, and preventing corrosion and wear. Through our in-house research, development and testing programs, we have the capability to invent and develop a broad range of proprietary chemical components, including antioxidants, anti-wear agents, corrosion inhibitors, detergents, dispersants, friction modifiers and viscosity modifiers. We formulate proprietary additive packages by combining these different components to create unique products targeting specific customer problems. We are recognized by our customers for innovative technology, the broadest product line and high-quality products. Key components of our additive packages include:
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
     Our products are essential to the performance of the finished lubricant, yet represent a relatively small portion of its volume. Our products often are designed to meet specific customer requirements. For example, we work with customers to develop additive packages that perform in combination with their proprietary base oil or that meet their marketing objectives to differentiate their lubricant. Extensive testing is conducted in our world-class laboratories, global mechanical testing facilities and in the field to determine additive performance under actual operating conditions. With this testing, we provide proof of performance, which enables our customers to label and certify the lubricant as meeting the exact performance specifications required for these products by the industry. The majority of our products are designed to meet an industry standard or specification.
     During 2007, we had two primary product lines within our Lubrizol Additives segment: engine additives and driveline and industrial additives.
     Engine Additives. Our engine additives products hold a leading global position for a wide range of additives for lubricating engine oils, such as for gasoline, diesel, marine and stationary gas engines. We also produce additives for fuel and refinery and oilfield chemicals. In addition, this product line sells additive components and viscosity improvers within its lubricant and fuel additives product areas. Our customers, who include major global and regional oil companies, refineries and specialized lubricant producers and marketers, blend our additive products with their base oil and distribute the finished lubricant to end users via retail, commercial or vehicle original equipment manufacturer (OEM) channels. In 2007, our engine additives products generated total revenues of $1,930.6 million.
     The following is a list of representative uses for and a description of our engine additives products:

Category	Product/Brand	Description

Engine Additives	Passenger car motor oils, heavy-duty diesel engine oils, marine diesel, small engines, stationary gas and viscosity modifiers	Additives that extend engine life, lower emissions and enhance fuel economy.

	Fuel, refinery and oilfield products and other components	Additives designed to eliminate deposits and provide fuel system cleanliness, prevent rust and corrosion, enhance fuel economy, provide anti-knock, lower volatility and improve storage stability.
     Driveline and Industrial Additives. We are a global supplier of specialty driveline and industrial oil additive products for use in driveline and industrial applications. This product line also provides outsourcing services for supply chain and knowledge center management. In 2007, our driveline and industrial additives generated total revenues of $1,030.5 million.

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
     For the year ended December 31, 2007, the Lubrizol Advanced Materials segment generated revenues of $1,537.9 million and segment operating income of $141.8 million.
     We have three primary product lines within our Lubrizol Advanced Materials segment: Noveon consumer specialties, performance coatings and engineered polymers.
     Noveon Consumer Specialties. We are a global producer of specialty chemicals focusing on the personal care, home care and pharmaceutical industries. Key products include Carbopol acrylic thickeners, film formers, fixatives, emollients, silicones, specialty surfactants, methyl glucoside and lanolin derivatives. In 2007, our Noveon consumer specialties products generated total revenues of $413.6 million.
     Noveon consumer specialties products impart physical and sensory properties, such as texture, stability and thickness to products, including lotions, shampoos, hair gels, cosmetics and personal and oral care products. Our products are an important component of the functionality and aesthetics of the end product, but typically represent a small portion of the customer’s total product costs. Key product families include:
•	Carbopol acrylic thickener, which is a global leader in synthetic thickeners due to its efficient stabilizing properties and superior thickening capabilities. Primary end-uses in the personal care industry include hair care, skin care and personal and oral care products. Pharmaceutical primary end-uses include topical and controlled-release applications.

•	Methyl glucoside and lanolin derivatives that enhance the functional and aesthetic properties of personal care products by delivering characteristics such as emulsification, thickening and moisturizing, as well as imparting the elegant feel to lotions and creams.

•	AMPS® specialty monomers that are used in the manufacture of polymers for a variety of applications such as dishwashing detergents to reduce spotting, skin creams to improve lubricity and feel, medical gels for defibrillator pads to enhance conductivity and coatings and adhesives to improve adhesion.

•	Specialty surfactants and additives that enhance the functional and aesthetic properties of personal care products and household and industrial cleaners by improving characteristics such as foaming, cleansing, conditioning and mildness. Surfactants primarily are used in hair care products, such as shampoos and body washes.
     The following is a list of representative uses for and a description of our personal care and pharmaceuticals products:

Category	Product/Brand	Description

Personal Care and Pharmaceuticals	Carbopol®	Acrylic thickener, which imparts stability and improves aesthetics. Also used as a controlled release agent in pharmaceuticals.

	Pemulen®	Polymeric emulsifier reducing formulation irritancy and providing unique sensory properties.

	Avalure®	Polymers for color cosmetics and skin care.

	Specialty silicones	Polymers affecting slip-and-feel.

	Fixate®	Resin for hair styling.

	Emollients	Improve skin feel and appearance.

	Methyl glucoside derivatives, including Glucamate®	Natural thickeners, emulsifiers and moisturizers for shampoos, liquid cleansers, face and body creams and lotions.

	Lanolin derivatives	Natural emollients, emulsifiers and conditioners for creams, lotions and color cosmetics.

	AMPS® monomers	Specialty monomer for high performance polymers.

	Specialty surfactants, including Sulfochem®	Enhance cleansing, foaming and moisturizing of shampoos, body washes and industrial and household cleaners.

	Calcium polycarbophil	Active agent for bulk laxatives.

	Cassia gum	Gelling agents for human food (select approvals) and pet food.

     Performance Coatings. We are a leading supplier of specialty resins and additives for the coatings and ink markets worldwide. We offer a wide range of products for formulating paints, coatings and inks. In 2007, our performance coatings products generated total revenues of $540.2 million.
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
     The following is a list of representative uses for and a description of our resins and polymer products:

Category	Product/Brand	Description

Specialty Resins and Polymers	Acrylic Emulsions, Polyurethane Dispersions and Other Water-based Systems, Hycar®, Sancure®, Algan®, Performax®, Vycar®, Stycar®, Myflam®	Provide superior gloss and durability properties to paints and coatings. End markets include wood, paper, metal, concrete, plastic and textiles.

	Acrylic and Other Polymer Resins, Doresco®	Function as carriers for pigments, and provide surface protection and adhesion properties. End markets include paint and coatings, printing ink, laminating, adhesives and sealants.
     Coating Additives
     Our additives for coatings and inks are used to enhance the appearance and durability of coatings in architectural and industrial uses, as well as to improve their processing and application characteristics. Additives such as pigment dispersants enhance the processing and performance of printing ink, while also maximizing color strength and stability in coatings and plastics. We are a leading global supplier of surface modifiers that improve the abrasion resistance properties, gloss, leveling and film characteristics of printing ink and coatings. Our products include:
•	High-performance hyperdispersants for coatings, inks, thermoplastics and thermoset composites. We are a world leader in polymeric hyperdispersant technology, sold under the Solsperse® and Solplus® trade names. Hyperdispersants improve the dispersion of almost any solid particulate (including pigments, fillers, flame retardants and fibers) into almost any liquid medium (water, solvents and resins). They primarily are used to achieve even color saturation. They enrich and strengthen color, while reducing production costs and solvent emissions. We also produce Ircosperse® pigment dispersants for coatings and COLORBURST™ pigment dispersants for printing inks.

•	Surface modifiers improve the performance of industrial, architectural, can, coil, wood and powder coatings by enhancing and protecting surfaces. Lanco®, Lanco® Glidd, Lanco® Matt and Aquaslip™ surface modifiers impart a variety of properties to a coating, including enhanced slip, improved abrasion and scratch resistance, matting, texturing and a silky, soft feel.

•	Rheology control additives improve the performance of coatings by providing thickening, sag control, pigment anti-settling and improved surface appearance. Rheology control additives are sold under the brand names Ircothix®, Ircogel® and Solthix®.

•	Specialized additives for inks improve rub resistance properties and film characteristics.
     The following is a list of representative uses for and a description of our coating additives products:

Category	Product/Brand	Description

Coating Additives	Dispersants, Solsperse® Ircosperse®, COLORBURST™	Improve the dispersion of solid particulates into liquid mediums. End markets include paints and printing inks.

	Surface Modifiers Lanco®, Lanco® Glidd, Lanco® Matt, Aquaslip™	Impart a variety of properties to a coating, including enhanced slip, improved abrasion and scratch resistance, matting and texturing. End markets include industrial, architectural, can and coil, wood and powder coatings.

	Rheology Control Additives, Ircothix®, Ircogel®, Solthix®	Provide thickening, sag control and improved surface appearance of coatings.

	Specialized Additives for Inks, Duotron®, Liquitron®, Fluotron®	Improve the processing, performance and rub resistance properties.
     Engineered Polymers. We are a leading global supplier of engineered polymers (EP) resins and compounds sold under the trademark TempRite. Applications for TempRite resins and compounds include piping for residential and commercial plumbing and fire sprinkler systems. In addition to TempRite, we are also a leading producer of thermoplastic polyurethane (TPU) sold under the trademark Estane. Applications for Estane TPU include plastic film and sheet for various coatings processes. Included in this product line are ADEXTM emulsifers for explosives. In 2007, the engineered polymers product line generated total revenues of $584.1 million.
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
     In January 2007, TempRite EP introduced two new piping products, FlowGuard Gold® Bendable and FlowGuard® Flex. Both products are used in residential and commercial plumbing.

     The following is a list of representative uses for and a description of our EP products:

Category	Product/Brand	Description

EP	TempRite®	Residential plumbing

	FlowGuard®	Residential and commercial plumbing

	FlowGuard Gold®	Residential and commercial plumbing

	Corzan®	Industrial and commercial piping

	BlazeMaster®	Fire sprinkler piping

	FlowGuard® Flex	Flexible piping systems
     ADEX
     ADEX emulsifiers for explosives are customized systems that are designed to combine water and oil for use in producing civil explosives. They are sold on a global basis exclusively to explosive manufacturers.
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
     We market Stat-Rite® conductive polymers, which are static dissipative materials used in a variety of applications such as packaging for electronics components and medical devices.
     The following is a list of representative uses for and a description of our Estane engineered polymers products, which include our conductive polymers:

Category	Product/Brand	Description

TPU	Estane®	Aromatic grades for film and sheet, wire and cable insulation, athletic equipment, medical applications, pneumatic tubing, automotive molded parts and adhesives.

	Estaloc®	Automotive trim, sporting goods, agricultural equipment and other mechanical components.

	Stat-Rite®	Packaging of sensitive electronic components and various clean room applications.

	Tecoflex®, Carbothane®	Aliphatic grades for medical tubing and other devices, optical grade film and specialty industrial applications where maintaining aesthetic properties is required.

Competition
     Our Lubrizol Additives segment is highly competitive in terms of price, technology development, product performance and customer service. Our principal competitors, both in the United States and overseas, are: Infineum, a joint venture involving Shell Oil Company and Exxon Mobil Corporation; Chevron Oronite Company, a subsidiary of Chevron Corporation; and Afton Chemical Corporation, a subsidiary of NewMarket Corporation (formerly Ethyl Corporation). Petroleum companies also produce, either directly or indirectly, lubricants and fuel additives for their own use and also sell additives to others. These petroleum companies also are our customers, and some of them sell raw materials to us. We believe based on volume sold, that we are a leading supplier of performance additives for lubricants to the petroleum industry.
     Our Lubrizol Advanced Materials segment faces a variety of competitors in each of our product lines. The advanced materials industry is highly fragmented. Individual products or service offerings compete on a global, regional and local level due to the nature of the businesses and products, as well as the applications and customers served. The following chart sets forth the principal competitors of the Lubrizol Advanced Materials segment by product line:

Product Line	Principal Competitors

Noveon consumer specialties	BASF, Cognis, Croda, Evonik (Degussa Goldschmidt), ISP, NK Chemicals, Rhodia, Rohm and Haas, Stepan, Sumitomo Seika, 3V Sigma, Toagosei, Vinati

Performance coatings	BASF, Bayer, Byk, Ciba, Clariant, Cytec, Dow Chemical, DSM, Eastman, OMNOVA, Parachem, Reichhold, Rohm and Haas, Tego

Engineered polymers	Atofina, BASF, Bayer, Dow, Georgia Gulf, Huntsman, Kaneka, Merquinsa, Sekisui Chemical, SK, Vanguard, Victaulic, Wirsbo
Sales and Marketing
     We primarily market lubricant and fuel additives products worldwide through our direct sales organization. In addition, we use sales agents and distributors where necessary. Our additive customers primarily consist of oil refiners and independent oil blenders and are located in more than 100 countries. Our 10 largest customers, most of which are international oil companies, accounted for approximately 39% of our consolidated net sales in 2007. In 2007, there was no single customer that accounted for more than 10% of consolidated net sales.
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
Backlog
     We had no material backlog of orders in either business segment at December 31, 2007 or December 31, 2006. All unfilled orders that were placed by December 31, 2007 are reasonably expected to be filled during 2008.

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
     Lubrizol Additives In our Lubrizol Additives segment, the majority of the additives we manufacture and sell are developed by our in-house research group. Technological advances in materials and in the design of engines and other automotive equipment, combined with rising demands for environmental protection and fuel economy, require increasingly sophisticated research capabilities to meet industry performance standards.
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
     Lubrizol Advanced Materials Our Lubrizol Advanced Materials segment has had a long history as an industry innovator, creating proprietary, high-performance materials for our customers, including ingredients for personal care products, the invention of Carbopol acrylic thickener, additives for coatings and the commercial development of TempRite engineered polymers. We have leveraged our core surface activity chemistry into new specialty chemicals and materials markets through acquisitions and application technology expertise. Our specialty chemical and materials products are derived from a broad range of technology platforms developed either internally or externally through licensing, acquisition or joint technological alliances with global suppliers and customers.
     Our primary research facility for our Lubrizol Advanced Materials segment is located in Brecksville, Ohio, where we develop new technologies and products and conduct applications development and technical service for our customers. We have other technical facilities in various locations around the world with our key satellite facilities located in Blackley, United Kingdom; Ritterhude, Germany; Louvain-la-Neuve, Belgium; Shanghai, China; Hong Kong, China; and Cuautitlan Izcalli, Mexico.
     Patents We own approximately 1,600 patents worldwide relating to our products and manufacturing processes. Although these domestic and foreign patents expire from time to time, we continue to apply for and obtain patent protection for new products on an ongoing basis. We believe that, in the aggregate, our patents constitute an important asset. However, we do not regard our business as being materially dependent upon any single patent or any group of related patents. We use patents in both of our reportable segments.
     Research, Testing and Development Expenditures Our consolidated research and development expenditures were $148.2 million in 2007, $135.3 million in 2006 and $128.1 million in 2005. These amounts were equivalent to 3.3%, 3.3% and 3.5% of the respective consolidated total revenues for those years. These amounts include expenditures for the performance evaluation of additive developments in engines and other types of mechanical equipment as well as expenditures for the development of specialty chemicals for industrial applications. In addition, we spent $70.7 million, $70.2 million and $70.8 million in 2007, 2006 and 2005, respectively, for technical service (testing) activities, principally for evaluation in mechanical equipment of specific lubricant formulations designed for the needs of petroleum industry customers throughout the world.

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
     Lubricant base oil is our single largest purchased raw material, representing approximately 30% of our purchases, by weight, for the Lubrizol Additives segment. Other major categories of raw materials for the Lubrizol Additives segment include olefins and esters (approximately 20% of purchases); and inorganic acids, bases and oxides (approximately 10%). We believe that raw materials derived from petrochemicals are approximately 80% of our purchases for the Lubrizol Additives segment. For our Lubrizol Advanced Materials segment, no single raw material represents more than 8% of purchases. The top eight raw materials total about 38% of our purchases for the Lubrizol Advanced Materials segment. Principal raw materials for the Lubrizol Advanced Materials segment include three different acrylates for personal care and coatings, PVC, PTMEG, MDI and Butanediol for engineered polymers, and styrene for coatings.
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
     We believe that our business, operations and facilities are being operated in compliance, in all material respects, with applicable environmental laws and regulations, many of which provide for substantial fines, penalties and criminal sanctions for violations. The operation of manufacturing plants entails environmental risks, and we may incur material costs or liabilities in the future that adversely could affect us. For example, we may be required to comply with evolving environmental laws, regulations or requirements that may be adopted or imposed in the future or to address newly discovered contamination or other conditions or information that require a response on our part.
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
     Noveon International is the beneficiary of agreements with Goodrich Corporation (Goodrich) that require Goodrich to indemnify Noveon International for, among other things, certain environmental liabilities and costs relating to facilities of the former Performance Materials Segment of Goodrich. However, we cannot assure you that Goodrich or other third-party indemnitors will, in the future, honor their indemnification obligations to us.
Employees
     At December 31, 2007, we had approximately 6,900 employees of which approximately 53% were in the United States. We believe that our relationship with our employees is good. Three of our U.S. sites, and approximately 4% of our domestic employees, are organized by labor unions with collective bargaining agreements that are subject to periodic renegotiation. We have one agreement expiring in 2008 and we expect to enter into a new agreement with the union when it expires.
Manufacturing and Properties
     We possess global manufacturing, laboratory and sales and technical service facilities enabling us to provide customers with worldwide service and a reliable supply of products. Our corporate headquarters are located in Wickliffe, Ohio. We have manufacturing facilities and laboratories, which we own or lease, at 22 sites in the United States and approximately 38 sites in 18 other countries. In addition, we have entered into manufacturing tolling arrangements for several of our products. We also have entered into long-term contracts for the exclusive use of major marine terminal facilities at various ports and leases for storage facilities. We maintain a capital expenditure program to support our operations and believe our facilities are adequate for our present operations and for the foreseeable future.
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
We face competition from other chemical companies, which could adversely affect our business, financial condition and consolidated results of operations.
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
Our and our suppliers’ production facilities are subject to operating risks that could affect adversely our operations.
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
Failure to implement our common information system platform successfully could impact negatively our ability to conduct business in our Lubrizol Advanced Materials segment.
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
We face numerous risks relating to our foreign operations, including exchange rate fluctuations, exchange controls and currency devaluations, that may affect adversely our results of operations.
     In 2007 approximately 35% of our consolidated revenues were generated in currencies other than the U.S. dollar, which is our reporting currency, and 29% of our consolidated cost of sales and 32% of selling, technical, administrative and research (STAR) expenses were generated in currencies other than the U.S. dollar. We recognize foreign currency transaction gains and losses arising from our operations in the period incurred. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses, which historically have been material and could continue to be material. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of exchange rates.
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
International social, political and economic conditions could affect adversely our operating performance.
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
Our production facilities are of the type that could attract terrorist attacks, and any attack could disrupt our operations and cause us to incur significant costs and liabilities.
     Uncertainty surrounding the possibility and scope of terrorist attacks could affect our operations in unpredictable ways, including the possibility that our chemical production facilities could become direct targets, or indirect casualties, of terrorist attacks. Although our production facilities are under a heightened level of security, this level of security could be insufficient to prevent a terrorist attack. The resulting damage could be severe and could include loss of life and property damage. In addition, some of our production and other facilities are located at sites near to other chemical plants that could be potential targets of terrorist attacks. The resulting collateral damage could be significant and substantial. Available insurance coverage could not be sufficient to cover all of the damage incurred or could be prohibitively expensive.
The applicability of numerous environmental laws to our manufacturing facilities could cause us to incur significant costs and liabilities.
     We are subject to extensive federal, state, local and foreign environmental, safety and health laws and regulations concerning, among other things, emissions to the air, discharges to land and water and the generation, handling, treatment and disposal of hazardous waste and other materials. Under certain environmental laws, we can be held strictly liable for hazardous substance contamination of any real property we have ever owned, operated or used as a disposal site or for natural resource damages associated with such contamination. We also are required to maintain various environmental permits and licenses, many of which require periodic modification and renewal. Our operations entail the risk of violations of those laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. We cannot assure you that we have been or will be at all times in compliance with all of these requirements.
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
     At any given time, we are involved in claims, litigation, administrative proceedings and investigations of various types in a number of jurisdictions involving potential environmental liabilities, including cleanup costs associated with hazardous waste disposal sites, natural resource damages, property damage and personal injury. We cannot assure you that the resolution of these environmental matters will not have a material adverse effect on our results of operations or cash flows.
     The ultimate costs and timing of environmental liabilities are difficult to predict. Liability under environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. One liable party could be held responsible for all costs at a site, regardless of fault, percentage of contribution to the site or the legality of the original disposal. We also may face liability with respect to acquired businesses for violations under environmental laws occurring prior to the date of our acquisition, and some or all of these liabilities may not be covered by indemnification from the sellers from which we acquired these businesses. We could incur significant costs, including cleanup costs, natural resources damages, civil or criminal fines and sanctions and third-party claims, as a result of past or future violations of, or liabilities under, environmental laws.
If we are unable to protect our intellectual property rights, our product sales and financial performance could be affected adversely.
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
Some of our employees are covered by collective bargaining agreements, and the failure to renew these agreements could result in labor disruptions and increased labor costs.
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
Financial Risks
The limits imposed on us by the restrictive covenants contained in our credit facilities could prevent us from making acquisitions or capital improvements or cause us to lose access to these facilities, and if we are unable to obtain necessary waivers and our debt is accelerated, our financial condition could be affected adversely.
     Our existing credit facilities contain restrictive covenants that limit our ability to, among other things:
•	borrow money or guarantee the debts of others;

•	use assets as security in other transactions;

•	materially change the nature of our business; and

•	sell assets or merge with or into other companies.
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

     We could be affected adversely if our debt is downgraded.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     At this time, we have no unresolved SEC staff comments that we received more than 180 days before the end of our fiscal year end.

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

Reportable Segments
Lubrizol
	Owned/	Laboratory (R&D/Testing)		Advanced
Location	Leased	or Manufacturing	Lubrizol Additives	Materials
Sydney, Australia	Owned	Manufacturing	x	x
Antwerp, Belgium	Owned	Laboratory, Manufacturing		x
Louvain-la-Neuve, Belgium	Leased	Laboratory		x
Oevel, Belgium	Owned	Manufacturing		x
Vilvoorde, Belgium	Owned	Manufacturing		x
Rio de Janeiro, Brazil	Owned	Manufacturing	x	x
Sao Paulo, Brazil	Leased	Laboratory		x
Niagara Falls, Canada	Owned	Manufacturing	x
Hong Kong, China	Leased	Laboratory		x
Lanzhou, China(1)	Plant is owned; land is leased	Manufacturing	x
Qingpu, China	Plant is owned; land is leased	Laboratory, Manufacturing		x
Shanghai, China	Leased	Laboratory		x
Shanghai, China	Leased	Laboratory	x
Songjiang, China	Plant is owned; land is leased	Manufacturing		x
Tianjin, China (1)	Plant is owned; land is leased	Manufacturing	x
Zhejiang, China(1)	Plant is owned; land is leased	Manufacturing		x
Le Havre, France	Owned	Manufacturing	x
Mourenx, France	Owned	Manufacturing	x
Rouen, France	Owned	Manufacturing	x	x
Hamburg, Germany	Leased	Laboratory, Manufacturing	x
Ritterhude, Germany	Owned	Laboratory, Manufacturing		x
Turbhe, India(1)	Plant is owned; land is leased	Manufacturing	x
Vadodara, India	Owned	Laboratory, Manufacturing		x
Kinuura, Japan	Owned	Laboratory, Manufacturing	x	x
Sembilan, Malaysia	Owned	Manufacturing		x
Apodaca, Mexico(1)	Owned	Laboratory, Manufacturing	x
Cuautitlan Izcalli, Mexico	Leased	Laboratory	x	x
Delfzijl, The Netherlands	Leased	Manufacturing		x
Yanbu, Saudi Arabia(1)	Owned	Laboratory, Manufacturing	x
Singapore	Plant is owned; land is leased	Manufacturing	x	x
Singapore	Leased	Laboratory		x
Durban, South Africa	Owned	Manufacturing	x	x
Pohang, South Korea	Plant is owned; land is leased	Manufacturing		x

Reportable Segments
Lubrizol
	Owned/	Laboratory (R&D/Testing)		Advanced
Location	Leased	or Manufacturing	Lubrizol Additives	Materials
Barcelona, Spain	Owned	Laboratory, Manufacturing		x
Barnsley, United Kingdom	Owned	Laboratory, Manufacturing		x
Blackley, United Kingdom	Leased	Laboratory		x
Hazelwood, United Kingdom	Owned	Laboratory	x
Huddersfield, United Kingdom	Plant is owned; land is leased	Laboratory, Manufacturing		x
Paso Robles, CA	Plant is owned; land is leased	Laboratory, Manufacturing		x
Peachtree City, GA	Owned	Manufacturing		x
Countryside, IL	Owned	Laboratory, Manufacturing		x
McCook, IL	Leased	Laboratory, Manufacturing		x
Calvert City, KY	Owned	Manufacturing		x
Louisville, KY	Owned	Manufacturing		x
Lawrence, MA	Owned	Laboratory, Manufacturing		x
Wilmington, MA	Leased	Manufacturing		x
Midland, MI	Owned	Laboratory, Manufacturing	x
Pedricktown, NJ	Owned	Manufacturing		x
Gastonia, NC	Owned	Laboratory, Manufacturing		x
Avon Lake, OH	Owned	Laboratory, Manufacturing		x
Bowling Green, OH	Owned	Laboratory, Manufacturing		x
Brecksville, OH	Owned	Laboratory		x
Chagrin Falls, OH	Owned	Laboratory, Manufacturing		x
Painesville, OH	Owned	Manufacturing	x	x
Wickliffe, OH	Owned	Laboratory	x
Spartanburg, SC	Leased	Laboratory	x
Spartanburg, SC	Owned	Laboratory, Manufacturing	x	x
Bayport, TX	Owned	Manufacturing	x	x
Deer Park, TX	Owned	Manufacturing	x	x
Houston, TX	Owned	Manufacturing		x

(1)	These manufacturing plants are owned and operated by joint venture companies licensed by Lubrizol.
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
ITEM 3. LEGAL PROCEEDINGS
     In the third quarter of 2007, we finalized the settlement with the Louisville (KY) Metro Air-Pollution Control District relating to alleged violations of the air permit held by our Louisville, Kentucky facility. We paid a penalty of approximately $0.1 million and updated some procedures and plans at the facility.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to the vote of the security holders during the three months ended December 31, 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT
     The following sets forth the name, age, recent business experience and certain other information relative to each person who was an executive officer as of February 28, 2008.

Name	Age	Position
James L. Hambrick	53	Chairman of the Board, President and Chief Executive Officer
Joseph W. Bauer	54	Vice President and General Counsel
Donald W. Bogus	60	Senior Vice President and President – Lubrizol Advanced Materials
Charles P. Cooley	52	Senior Vice President, Treasurer and Chief Financial Officer
W. Scott Emerick	43	Corporate Controller
Stephen F. Kirk	58	Senior Vice President and President – Lubrizol Additives
Mark W. Meister	53	Vice President and Chief Ethics Officer
Leslie M. Reynolds	47	Corporate Secretary
Patrick Saunier	52	Vice President, Information Systems
Julian M. Steinberg	53	Lubrizol Advanced Materials – Senior Vice President and Chief Operating Officer
Gregory D. Taylor	49	Vice President, Corporate Planning, Development and Communications
Jeffrey A. Vavruska	47	Chief Tax Officer
James L. Hambrick is chairman of the board of directors, president and chief executive officer of The Lubrizol Corporation. He was elected president in January 2003, chief executive officer in April 2004 and chairman of the board effective January 3, 2005.
Joseph W. Bauer has been the vice president and general counsel of The Lubrizol Corporation since April 1992.
Donald W. Bogus became a senior vice president of The Lubrizol Corporation in July 2004 and president of the Lubrizol Advanced Materials segment in April 2004. He joined Lubrizol in 2000 and became the vice president responsible for the Fluid Technologies for Industry segment. He also led Lubrizol’s mergers and acquisitions committee.
Charles P. Cooley is a senior vice president and the chief financial officer of The Lubrizol Corporation. He joined Lubrizol in 1998 as its chief financial officer and vice president. He was also treasurer from April 1998 to September 2001 and since September 2006. Mr. Cooley became a senior vice president in July 2004.
W. Scott Emerick joined The Lubrizol Corporation as corporate controller in June 2004. Prior to that, Mr. Emerick was at Noveon International, Inc., where he held the positions of director of finance - TempRite products from September 2003 to June 2004 and director of accounting and external financial reporting from April 2001 to September 2003.
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
Julian M. Steinberg became the senior vice president and chief operating officer of Lubrizol Advanced Materials, Inc. in March 2007. From June 2005 to February 2007, he was senior vice president & general manager, performance coatings for Lubrizol Advanced Materials, Inc. From September 2002 to June 2005, he served as vice president and general manager, Estane and later as senior vice president and general manager, Estane.
Gregory D. Taylor became the vice president for corporate planning, development and communications for The Lubrizol Corporation in February 2007. From 2003 to 2007, Mr. Taylor was the managing director of corporate planning and development for Lubrizol.
Jeffrey A. Vavruska joined The Lubrizol Corporation as chief tax officer in April 2004. Previously, he worked at American Greetings Corporation, where he was executive director of tax from September 2001 to April 2004.
All executive officers serve at the pleasure of the Board.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     Our common shares are listed on the New York Stock Exchange under the symbol LZ. The number of shareholders of record of common shares was 3,040 as of February 15, 2008.
     Information relating to the recent price and dividend history of our common shares follows:

	Common Share Price History				Dividends
	2007		2006		Per Common Share
	High	Low	High	Low	2007	2006
1st quarter	$54.13	$48.76	$46.44	$41.70	$.26	$.26
2nd quarter	69.89	51.40	45.20	38.52	.30	.26
3rd quarter	68.46	52.38	46.25	38.03	.30	.26
4th quarter	69.95	54.16	50.75	44.16	.30	.26

					$1.16	$1.04

     We have no restrictions on the payment of dividends on Lubrizol common shares.
     On October 1, 2007 we issued 597 common shares in private placement transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to one former director and one former officer under deferred compensation plans.
     On October 11, 2007, we issued 950 common shares in a transaction exempt from registration under the Securities Act of 1933 pursuant to Regulation S. We issued the common shares to one employee of a wholly owned U.K. subsidiary of the company under an employee benefit plan.
     On November 1, 2007, we issued 5,509 common shares in private placement transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to one former director and two former officers under deferred compensation plans.
     On December 1, 2007, we issued 73 common shares in private placement transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to one former director, one former officer and one upper level manager under deferred compensation plans.
     The following table provides information regarding our purchases of Lubrizol common shares during the quarter.

				Maximum Number
			Total Number	(or Approximate Dollar
			of Shares (or Units)	Value) of Shares (or Units)
	Total Number of	Average Price	Purchased as Part of	that May Yet be Purchased
	Shares (or Units)	Paid per Share	Publicly Announced	Under the
Period	Purchased[1]	(or Unit)	Plans or Programs[2]	Plans or Programs

Month #1 (Oct. 1, 2007 through Oct. 31, 2007)	120 Shares	$65.06	N/A	5,401,918
Month #2 (Nov. 1, 2007 through Nov. 30, 2007)	292,466 Shares	$63.00	290,000	5,111,918
Month #3 (Dec. 1, 2007 through Dec. 31, 2007)	28 Shares	$64.14	N/A	5,111,918

Total	292,614 Shares		290,000	5,111,918

[1]	This column includes common shares (120 in October; 2,466 in November and 28 in December) that we purchased pursuant to our deferred compensation plans whereby we withhold shares upon a distribution to pay the withholding taxes on behalf of the employee and pursuant to our stock incentive plan in which participants exchange already owned shares to us to pay for the exercise price of an option or whereby we withhold shares upon the exercise of an option to pay the withholding taxes on behalf of the employee.

[2]	This column represents common shares that we purchased at a cost of $18.2 million pursuant to a share repurchase program announced on June 23, 1997. On April 23, 2007, our board of directors authorized an enhanced share repurchase program that permits the company to repurchase up to 5.0 million of its common shares upon completion of repurchases under the previous share repurchase program. These shares may be repurchased in the open market or through negotiated transactions. The program does not have an expiration date.

ITEM 6. SELECTED FINANCIAL DATA
     The summary of selected financial data for each of the last five years included in the Historical Summary contained on page 57 of our 2007 Annual Report to shareholders is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The Management’s Discussion and Analysis of Financial Condition and Results of Operations, including the information appearing under the heading “Cautionary Statements for Safe Harbor Purposes,” contained on pages 11 through 27, inclusive, of our 2007 Annual Report to shareholders is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information appearing under the heading “Quantitative and Qualitative Disclosures about Market Risk” contained on page 27 of our 2007 Annual Report to shareholders is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our consolidated financial statements, together with the reports of the independent registered public accounting firm relating thereto, contained on pages 29 through 56, inclusive of our 2007 Annual Report to shareholders, and the Quarterly Financial Data (Unaudited) contained on page 56 of the 2007 Annual Report to shareholders, are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
     At the end of the period covered by this annual report (December 31, 2007), we carried out an evaluation under the supervision and with the participation of the company’s management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(3) of the Securities Exchange Act of 1934 (Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the end of such period, our disclosure controls and procedures were effective and designed to ensure that all material information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     In our Form 10-Q for the quarterly period ending September 30, 2007, we described a material weakness in our internal control over financial reporting for deficiencies at some international locations due to insufficient requisite technical knowledge of accounting for postemployment employee benefit plans in accordance with U.S. GAAP. As a result of this material weakness, we took steps to remediate the internal control weakness. Specifically, we contracted a third-party benefits consultant to complete a detailed benefits review at our wholly owned subsidiary that generated the majority of the reporting errors, made inquiries and conducted reviews of other international locations and enhanced our training on the application of U.S. GAAP. In the fourth quarter of 2007, we concluded that our remediation efforts were complete and our disclosure controls and procedures were effective as of the date we filed our Form 10-Q for the quarterly period ending September 30, 2007.
     Other than the enhancements to our internal control over financial reporting and remediation efforts related to the accounting for postemployment employee benefit plans during the fourth quarter of 2007, there were no changes in our internal control over financial reporting during the fourth quarter of 2007 that have affected materially, or are reasonably likely to affect materially, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information contained under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our proxy statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference. Information relative to executive officers is contained under “Executive Officers of the Registrant” in Part I of this annual report on Form 10-K. Information regarding the identification of a financial expert on the Audit Committee contained under the heading “Audit Committee” in our proxy statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.
     We have a code of ethics, entitled the Ethical and Legal Conduct Guidelines, that applies to our directors and all employees, including our chief executive officer, chief financial officer and controller. The Ethical and Legal Conduct Guidelines are posted at the company overview area of our website, www.lubrizol.com.
ITEM 11. EXECUTIVE COMPENSATION
     The information relating to executive compensation contained under the headings “Director Compensation,” “Executive Compensation,” “Board Committees - Organization and Compensation Committee” and “Board Committees - Compensation Committee Report” in our proxy statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information relating to security ownership set forth under the heading “Share Ownership of Directors, Executive Officers and Large Beneficial Owners” in our proxy statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.
     The following table gives information about our common shares that may be issued under the company’s equity compensation plans as of December 31, 2007.

	(a)	(b)	(c)
			Number of Securities
			Remaining Available
	Number of Securities to	Weighted-Average	for Future Issuance under
	be Issued upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in Column (a))
Equity compensation plans approved by security holders	2,593,837	$35.07	2,673,725 (1)
Equity compensation plans not approved by security holders	(2)	N/A	(2)

Total	2,593,837	$35.07	2,673,725 (1)

(1)	The 1991 Stock Incentive Plan was terminated with respect to future grants effective November 15, 2004. The shares shown are with respect to the 2005 Stock Incentive Plan. In addition to the shares shown, during 2008, pursuant to grants under the 1991 Stock Incentive Plan, Donald W. Bogus, Charles P. Cooley and Stephen F. Kirk each will be issued 15,000 shares since each of them remained an employee until January 1, 2008. There are no voting or dividend rights associated with these common shares until they are issued.

(2)	Under the Executive Council Deferred Compensation Plan, certain executive officers may defer any amount of their variable pay under the annual incentive pay plan. Deferred amounts are converted into share units based on the current market price of Lubrizol’s common shares. There is a 25% company match. Additional share units are credited for quarterly dividends paid on Lubrizol common shares. At the end of the deferral period, which is at least three years, common shares are issued equal to the number of share units in the participant’s account. Amounts attributable to the company match credited after January 1, 2004 will be paid in cash. As of December 31, 2007, there were 113,849 share units outstanding that are payable in shares.

Prior to January 1, 2004, under the Deferred Stock Compensation Plan for Outside Directors, each director who was not a Lubrizol employee received 500 share units on each October 1st and was credited with additional share units for quarterly dividends paid on Lubrizol common shares. When a person is no longer a director, Lubrizol common shares are issued equal to the number of share units in the person’s account. As of December 31, 2007, there were 28,543 share units outstanding that are payable in shares. No additional share units other than those credited for quarterly dividends have been or will be granted after January 1, 2004.

Under the Deferred Compensation Plan for Directors, each director who is not a Lubrizol employee may defer all or any portion of his or her yearly fee and meeting attendance fees and have these amounts credited to various cash investment accounts and/or a share unit account. The number of share units credited to the share unit account is based on the price of Lubrizol common shares on the day the share units are credited to the account and includes share units credited for quarterly dividends paid on Lubrizol common shares. When a person is no longer a director, Lubrizol shares are issued equal to the number of share units in the person’s share unit account. As of December 31, 2007, there were 69,289 share units outstanding, 36,620 of which must be paid in Lubrizol shares and the remainder of which may be invested in the various cash investment accounts at the discretion of the director, and paid in cash.

Under the Senior Management Deferred Compensation Plan, each executive officer may defer all or any portion of his or her total annual pay and have these amounts credited to various cash investment accounts and/or a share unit account. The number of share units credited to the share unit account is based on the price of Lubrizol common shares on the day the share units are credited to the account and includes share units credited for quarterly dividends paid on Lubrizol common shares. Upon the distribution date, Lubrizol common shares are issued equal to the number of share units in the person’s share unit account. As of December 31, 2007, there were 161,699 share units outstanding.

Under the Supplemental Retirement Plan for Donald W. Bogus, 500 share units are credited each anniversary date of the officer’s employment to an officer’s account and includes share units credited for quarterly dividends paid on Lubrizol common shares. Upon retirement, Mr. Bogus may elect to receive cash or Lubrizol shares equal to the number of share units in the account. As of December 31, 2007, there were 2,381 share units outstanding that could be paid in shares. For units credited after January 1, 2004, the payment will be made in cash only.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information relating to certain relationships, related transactions and director independence contained under the headings “Director Independence” and “Related Person Transactions” in our proxy statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information included under the heading entitled “Independent Registered Public Accountant Fees” in our proxy statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this Annual Report:
1.	The following consolidated financial statements of The Lubrizol Corporation and its subsidiaries, together with the reports of the independent registered public accounting firm relating thereto, contained on pages 11 through 56, inclusive, of our 2007 Annual Report to shareholders, and incorporated herein by reference:

Management’s Report on Internal Controls over Financial Reporting.

Reports of Independent Registered Public Accounting Firm.

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005.

Consolidated Balance Sheets at December 31, 2007 and 2006.

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005.

Notes to Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
The Lubrizol Corporation
We have audited the consolidated financial statements of The Lubrizol Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and the Company’s internal control over financial reporting as of December 31, 2007, and have issued our reports thereon dated February 28, 2008 (which report relating to the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph regarding the Company’s adoption of new accounting standards in 2007 and 2006); such consolidated financial statements and reports are included in your 2007 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
February 28, 2008

2.  Schedule
SCHEDULE II - Valuation and Qualifying Accounts
For the years ended December 31, 2007, 2006 and 2005
(in millions of dollars)

		Charged	Charged
	Balance at	/(Credited)	/(Credited) to		Balance at
	Beginning	to	Other		End of
Description	of Year	Expenses	Accounts*	Deductions	Year
Year ended December 31, 2007
Allowance for uncollectible accounts	$7.5	$1.1	–	$2.3	$6.3
Inventory reserves	$16.1	$12.9	–	$14.0	$15.0
Deferred tax asset valuation allowance	$17.8	$1.5	$(0.6)	–	$18.7
Year ended December 31, 2006
Allowance for uncollectible accounts	$10.1	$0.8	$(1.2)	$2.2	$7.5
Inventory reserves	$18.2	$9.1	$1.2	$12.4	$16.1
Deferred tax asset valuation allowance	$18.1	$(0.1)	$(0.2)	–	$17.8
Year ended December 31, 2005
Allowance for uncollectible accounts	$11.0	$1.9	$(0.9)	$1.9	$10.1
Inventory reserves	$19.1	$10.9	$(2.8)	$9.0	$18.2
Deferred tax asset valuation allowance	$18.8	$4.0	$(4.7)	–	$18.1

*	Valuation and qualifying accounts of acquired and divested companies.
     All other schedules have been omitted because they are not applicable.

3. Exhibits
3.1	Amended Articles of Incorporation of The Lubrizol Corporation, as adopted September 23, 1991 (incorporated by reference to Exhibit 3.1 to The Lubrizol Corporation’s annual report on Form 10-K for the year ended December 31, 2004).

3.2	Regulations of The Lubrizol Corporation, as amended effective April 27, 1992 (incorporated by reference to Exhibit 3.2 to The Lubrizol Corporation’s annual report on Form 10-K for the year ended December 31, 2004).

4.1	Amendment to Article Fourth of Amended Articles of Incorporation (incorporated by reference to Exhibit 4.1 to The Lubrizol Corporation’s annual report on Form 10-K for the year ended December 31, 2004).

4.2	Amended and Restated Indenture dated September 28, 2004 (originally dated June 1, 1995) by and among The Lubrizol Corporation, all of The Lubrizol Corporation’s wholly owned direct and indirect domestic subsidiaries, as guarantors, and J.P. Morgan Trust Company, National Association, as successor trustee (incorporated by reference to Exhibit 99.1 of the Form 8-K of The Lubrizol Corporation filed with the SEC on September 29, 2004).

4.3	Amended and Restated Indenture dated September 28, 2004 (originally dated November 25, 1998), by and among The Lubrizol Corporation, all of The Lubrizol Corporation’s wholly owned direct and indirect domestic subsidiaries, as guarantors, and J.P. Morgan Trust Company, National Association, as successor trustee (incorporated by reference to Exhibit 99.2 of the Form 8-K of The Lubrizol Corporation filed with the SEC on September 29, 2004).

4.4	Form of Indenture for Debt Securities of The Lubrizol Corporation (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the Registration Statement on Form S-3 of The Lubrizol Corporation filed with the SEC on August 24, 2004).

10.1*	The Lubrizol Corporation 1991 Stock Incentive Plan, as amended (incorporated by reference to Exhibit (10)(h) to The Lubrizol Corporation’s current report on Form 8-K filed with the SEC on November 18, 2004).

10.2*	The Lubrizol Corporation 2005 Stock Incentive Plan, as amended.

10.3*	The Lubrizol Corporation Amended Deferred Compensation Plan for Directors (incorporated by reference to Exhibit (10)(b) to The Lubrizol Corporation’s current report on Form 8-K filed with the SEC on November 18, 2004).

10.4*	The Lubrizol Corporation Deferred Stock Compensation Plan for Outside Directors, as amended (incorporated by reference to Exhibit (10)(i) to The Lubrizol Corporation’s annual report on Form 10-K for the year ended December 31, 2003).

10.5*	The Lubrizol Corporation Deferred Compensation Plan for Officers, as amended (incorporated by reference to Exhibit (10)(k) to The Lubrizol Corporation’s current report on Form 8-K filed with the SEC on November 18, 2004).

10.6*	The Lubrizol Corporation Executive Council Deferred Compensation Plan, as amended (incorporated by reference to Exhibit (10)(l) to The Lubrizol Corporation’s current report on Form 8-K filed with the SEC on November 18, 2004).

10.7*	The Lubrizol Corporation 2005 Deferred Compensation Plan for Directors, as amended.

10.8*	The Lubrizol Corporation Senior Management Deferred Compensation Plan, as amended.

10.9*	The Lubrizol Corporation 2005 Executive Council Deferred Compensation Plan, as amended.

10.10*	The Lubrizol Corporation Excess Defined Benefit Plan, as amended (incorporated by reference to Exhibit (10)(d) to The Lubrizol Corporation’s current report on Form 8-K filed with the SEC on December 15, 2004).

10.11*	The Lubrizol Corporation Excess Defined Contribution Plan, as amended (incorporated by reference to Exhibit (10)(e) to The Lubrizol Corporation’s current report on Form 8-K filed with the SEC on December 15, 2004).

10.12*	The Lubrizol Corporation Officers’ Supplemental Retirement Plan, as amended (incorporated by reference to Exhibit (10)(j) to The Lubrizol Corporation’s current report on Form 8-K filed with the SEC on December 15, 2004).

10.13*	The Lubrizol Corporation 2005 Excess Defined Benefit Plan, as amended.

10.14*	The Lubrizol Corporation 2005 Excess Defined Contribution Plan, as amended.

10.15*	The Lubrizol Corporation 2005 Officers’ Supplemental Retirement Plan, as amended.

10.16*	Supplemental Retirement for Donald W. Bogus, as amended.

10.17*	The Lubrizol Corporation Executive Death Benefit Plan, as amended.

10.18*	Form of Employment Agreement between The Lubrizol Corporation and certain of its senior executive officers, as amended.

10.19*	Employment Agreement effective January 1, 2003, between The Lubrizol Corporation and Charles P. Cooley, as amended.

10.20*	Employment Agreement effective January 1, 2003, between The Lubrizol Corporation and Stephen F. Kirk, as amended.

10.21*	Employment Agreement effective January 1, 2003, between The Lubrizol Corporation and Donald W. Bogus, as amended.

10.22*	The Lubrizol Corporation Annual Incentive Pay Plan, as amended.

10.23*	The Lubrizol Corporation Annual Incentive Pay Plan Award Letter, as amended (incorporated by reference to Exhibit 10.2 to The Lubrizol Corporation’s current report on Form 8-K filed with the SEC on December 13, 2005).

10.24*	The Lubrizol Corporation Financial Planning Program, as amended.

10.25*	Form of Indemnification Agreement between The Lubrizol Corporation and certain of its senior executive officers (incorporated by reference to Exhibit 10.26 to The Lubrizol Corporation’s annual report on Form 10-K for the period ended December 31, 2006).

10.26*	Employment Agreement effective June 3, 2004 between Noveon, Inc. and Julian M. Steinberg, as amended.

10.27	Asset Purchase Agreement, dated March 16, 2006, by and among Noveon, Inc., Noveon Hilton Davis, Inc., Noveon Kalama, Inc., Noveon Textile Chemicals, Inc., Lubrizol Foam Control Additives, Inc., Lubrizol do Brasil Aditivos Ltda., and SPM Group Holdings LLC (incorporated by reference to

Exhibit 10.1 to The Lubrizol Corporation’s current report on Form 8-K filed with the SEC on May 5, 2006).

10.28	Credit Agreement dated as of August 24, 2004 among The Lubrizol Corporation, the Initial Lenders named therein, Citigroup Global Markets Inc. and KeyBanc Capital Markets, as co-lead arrangers and co-bookrunners, KeyBank National Association and ABN Amro Bank N.V., as co-syndication agents, Wachovia Bank, National Association, as documentation agent, and Citicorp North America, Inc., as agent (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s current report on Form 8-K filed with the SEC on August 30, 2004).

10.29	Amended and Restated Credit Agreement dated as of March 29, 2005 among The Lubrizol Corporation, the Initial Lenders named therein, Citicorp North America, Inc., as administrative agent, and Citigroup Global Markets, Inc., as arranger and syndication agent (incorporated by reference to Exhibit 10.5 to The Lubrizol Corporation’s quarterly report on Form 10-Q for the period ended March 31, 2005).

10.30	Amendment No. 2 to the Credit Agreement among The Lubrizol Corporation, the banks, financial institutions and other institutional lenders who are parties to the Credit Agreement dated as of August 24, 2004, as amended and restated as of March 29, 2005, and as further amended as of August 23, 2005, and Citicorp North America, Inc. as agent (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s current report on Form 8-K filed with the SEC on September 22, 2006).

10.31	Five Year Credit Agreement dated as of September 14, 2005 among Europe Chemical Holdings C.V., Noveon Holdings France S.A.S. and Noveon Europe BVBA, The Lubrizol Corporation, the Initial Lenders named therein, ABN AMRO Bank N.V. as administrative agent, and ABN AMRO Bank N.V., Calyon, Citigroup Global Markets Inc., and Fortis Capital Corp., as mandated lead arrangers and bookrunners (incorporated by reference to Exhibit 10.1 to The Lubrizol Corporation’s current report on Form 8-K filed with the SEC on September 16, 2005).

10.32	Letter Amendment dated as of September 20, 2006 among Lubrizol Holdings France S.A.S. (formerly known as Noveon Holdings France S.A.S.) and Noveon Europe BVBA (collectively, the “Borrowers”), The Lubrizol Corporation, the Lenders named therein, ABN AMRO Bank N.V. as agent, to the Five Year Credit Agreement dated as of September 14, 2005 among the Borrowers, The Lubrizol Corporation, the Initial Lenders named therein, ABN AMRO Bank N.V., Calyon, Citigroup Global Markets Inc. and Fortis Capital Corp. (incorporated by reference to Exhibit 10.2 to The Lubrizol Corporation’s current report on Form 8-K filed with the SEC on September 22, 2006).

12.1	Computation of Ratio of Earnings to Fixed Charges.

13.1	The following portions of The Lubrizol Corporation 2007 Annual Report to its shareholders (the 2007 Annual Report is available on our website at www.lubrizol.com as a separate pdf file):

Pages 11-27	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Page 28	Management’s Report on Internal Control Over Financial Reporting.

Page 28	New York Stock Exchange Certifications.

Pages 29-30	Reports of Independent Registered Public Accounting Firm.

Page 31	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005.

Page 32	Consolidated Balance Sheets at December 31, 2007 and 2006.

Page 33	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

Page 34	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005.

Pages 35-56	Notes to Financial Statements.

Page 57	Historical Summary.
21.1	List of Significant Subsidiaries of The Lubrizol Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on February 28, 2008, on its behalf by the undersigned, thereunto duly authorized.

THE LUBRIZOL CORPORATION
BY /s/ James L. Hambrick
James L. Hambrick, President and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 18, 2008, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ James L. Hambrick	Chairman of the Board, President and Chief Executive Officer
James L. Hambrick	(Principal Executive Officer)

/s/ Charles P. Cooley	Sr. Vice President, Treasurer and Chief Financial Officer
Charles P. Cooley	(Principal Financial Officer)

/s/ W. Scott Emerick	Corporate Controller
W. Scott Emerick	(Chief Accounting Officer)

/s/ Robert E. Abernathy	Director
Robert E. Abernathy

/s/ Jerald A. Blumberg	Director
Jerald A. Blumberg

/s/ Forest J. Farmer, Sr.	Director
Forest J. Farmer, Sr.

/s/ Gordon D. Harnett	Director
Gordon D. Harnett

/s/ William P. Madar	Director
William P. Madar

/s/ Dominic J. Pileggi	Director
Dominic J. Pileggi

/s/ James E. Sweetnam	Director
James E. Sweetnam

/s/ Harriett Tee Taggart	Director
Harriett Tee Taggart