Form 10-Q
period 2008-03-31
LUBRIZOL CORP
filed 2008-05-09
CIK 60751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of the registrant’s common shares, without par value, outstanding as of April 30, 2008: 68,128,411.

THE LUBRIZOL CORPORATION
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE LUBRIZOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(In Millions of Dollars Except Per Share Data)	2008	2007

Revenues	$1,227.3	$1,076.7
Cost of sales	934.5	798.3

Gross profit	292.8	278.4

Selling and administrative expenses	108.6	102.3
Research, testing and development expenses	54.1	51.7
Amortization of intangible assets	7.0	6.0
Restructuring and impairment charges (credits)	4.8	(2.4)
Other income – net	(2.5)	(5.7)
Interest income	(4.2)	(7.1)
Interest expense	17.9	24.2

Income before income taxes	107.1	109.4
Provision for income taxes	33.5	38.1

Net income	$73.6	$71.3

Net income per share, basic	$1.07	$1.03

Net income per share, diluted	$1.06	$1.02

Dividends per share	$0.30	$0.26

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In Millions of Dollars Except Share Data)	2008	2007

ASSETS
Cash and short-term investments	$459.2	$502.3
Receivables	747.1	665.9
Inventories	656.5	600.0
Other current assets	90.3	79.1

Total current assets	1,953.1	1,847.3

Property and equipment – at cost	2,866.0	2,763.2
Less accumulated depreciation	1,675.3	1,601.7

Property and equipment – net	1,190.7	1,161.5

Goodwill	1,198.6	1,170.8
Intangible assets – net	384.8	381.3
Investments in non-consolidated companies	7.2	8.3
Other assets	75.0	74.6

TOTAL	$4,809.4	$4,643.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$205.7	$204.9
Accounts payable	435.3	404.8
Accrued expenses and other current liabilities	259.2	275.0

Total current liabilities	900.2	884.7

Long-term debt	1,231.3	1,223.9
Pension obligations	201.1	195.2
Other postretirement benefit obligations	93.3	93.1
Noncurrent liabilities	151.7	147.7
Deferred income taxes	88.7	85.5

Total liabilities	2,666.3	2,630.1

Minority interest in consolidated companies	64.8	62.4

Preferred stock without par value – unissued
Common shares without par value:
Authorized – 120,000,000 shares
Outstanding – 68,112,916 shares as of March 31, 2008 after deducting 18,082,978 treasury shares; 68,383,833 shares as of December 31, 2007 after deducting 17,812,061 treasury shares	760.6	763.6
Retained earnings	1,178.1	1,128.7
Accumulated other comprehensive income	139.6	59.0

Total shareholders’ equity	2,078.3	1,951.3

TOTAL	$4,809.4	$4,643.8

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(In Millions of Dollars)	2008	2007

CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income	$73.6	$71.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	41.4	39.2
Deferred income taxes	0.1	10.7
Deferred compensation	2.5	8.0
Restructuring and impairment charges	4.0	–
Gain from sales of property and equipment	(0.1)	(7.9)
Change in current assets and liabilities, net of acquisitions:
Receivables	(66.9)	(46.3)
Inventories	(38.0)	18.8
Accounts payable, accrued expenses and other current liabilities	26.8	16.5
Other current assets	(8.0)	(1.1)

	(86.1)	(12.1)
Change in noncurrent liabilities	5.9	(8.5)
Other items – net	1.8	(2.7)

Total operating activities	43.1	98.0

INVESTING ACTIVITIES
Capital expenditures	(51.5)	(31.9)
Acquisitions	0.9	(15.7)
Net proceeds from sales of property and equipment	0.3	11.4
Other items – net	(0.1)	(0.1)

Total investing activities	(50.4)	(36.3)

FINANCING ACTIVITIES
Changes in short-term debt – net	0.2	2.4
Repayments of long-term debt	–	(32.5)
Dividends paid	(20.5)	(18.0)
Common shares purchased	(25.0)	(19.3)
Proceeds from the exercise of stock options	2.1	9.2
Tax benefit from the exercise of stock options and awards	1.7	2.5

Total financing activities	(41.5)	(55.7)

Effect of exchange rate changes on cash	5.7	1.1

Net (decrease) increase in cash and short-term investments	(43.1)	7.1

Cash and short-term investments at the beginning of period	502.3	575.7

Cash and short-term investments at the end of period	$459.2	$582.8

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)
(In Millions of Dollars except Share and Per Share Data)
1.   Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals unless otherwise noted) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
2.   Significant Accounting Policies
Net Income Per Share
Net income per share is computed by dividing net income by the weighted-average common shares outstanding during the period, including contingently issuable shares. Net income per diluted share includes the dilutive impact resulting from outstanding stock options and awards. Per share amounts are computed as follows:

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net income	$73.6	$71.3

Denominator:
Weighted-average common shares outstanding	68.6	69.3
Dilutive effect of stock options and awards	0.7	0.8

Denominator for net income per share, diluted	69.3	70.1

Net income per share, basic	$1.07	$1.03

Net income per share, diluted	$1.06	$1.02

There were an insignificant amount of shares excluded from the diluted earnings per share calculations because they were antidilutive for the three months ended March 31, 2008 and 2007, respectively.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)
New Accounting Standards
In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” This statement amends the disclosure requirements for derivative instruments and hedging activities in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. At initial adoption, comparative disclosures for earlier periods is encouraged, but not required. The company currently is evaluating the impact of this recently issued standard on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements – an amendment of ARB No. 51.” This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement requires consolidated net income attributable to both the parent and the noncontrolling interest to be reported and disclosed in the consolidated financial statements. This statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 and shall be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented. Early adoption is prohibited. The company currently is evaluating the impact of this recently issued standard on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141R requires costs incurred to effect the acquisition to be recognized separately from the acquisition as period costs. SFAS No. 141R also requires the acquirer to recognize restructuring costs that the acquirer expects to incur, but is not obligated to incur, separately from the business combination. In addition, this statement requires an acquirer to recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Other key provisions of this statement include the requirement to recognize the acquisition-date fair values of research and development assets separately from goodwill and the requirement to recognize changes in the amount of deferred tax benefits that are recognizable due to the business combination in either income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. At March 31, 2008, the company had amounts recorded in its financial statements for unrecognized tax benefits and deferred tax valuation allowances related to past acquisitions. Any reversal of these amounts prior to the adoption of SFAS No. 141R would affect goodwill. However, subsequent to the adoption of SFAS No. 141R, any reversals would affect the income tax provision in the period of reversal. With the exception of certain tax-related aspects described above, this statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2008. The company currently is evaluating the impact of this recently issued standard on its consolidated financial statements.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to make an irrevocable election to measure many financial instruments and certain other items at fair value at specified election dates. The fair value option may be applied instrument by instrument and must be applied to entire instruments. Unrealized gains and losses on items for which the entity elects the fair value option are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” Entities are not permitted to apply this statement retrospectively to the fiscal years preceding the effective date unless the entity chooses early adoption. The company adopted this standard on January 1, 2008 and did not elect to measure any additional financial instruments or other items at fair value.
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
3. Stock-Based Compensation
The company utilizes the 2005 Stock Incentive Plan (2005 Plan) and other deferred compensation plans to provide equity awards to its key employees. The 2005 Plan, approved by the company’s shareholders on April 25, 2005, provides for the granting of stock appreciation rights, restricted and unrestricted shares, share units and options to buy common shares up to an amount equal to 4,000,000 common shares, of which no more than 2,000,000 can be settled as full-value awards. After the 2,000,000 limit has been reached, full-value awards are counted in a 3-to-1 ratio against the 4,000,000 limit. Options become exercisable 50% one year after date of grant, 75% after two years, 100% after three years and expire 10 years after grant. In addition, the 2005 Plan provides each nonemployee director of the company an automatic annual grant of restricted stock units worth approximately $0.1 million based on the fair market value of the company’s common shares on the date of each Annual Meeting of Shareholders. These restricted stock units vest one year after the grant date. For all grants of share-based awards, fair market value is determined using the closing price of the company’s common shares on the date of grant.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)
The fair value of share-based payment awards are estimated using the Black-Scholes option pricing model. There were 253,100 and 213,200 stock options granted during the three months ended March 31, 2008 and 2007, respectively. The weighted-average assumptions used to value the options granted were as follows:

	Three Months Ended
	March 31,
	2008	2007
Risk-free interest rate	3.5%	4.8%
Dividend yield	2.1%	2.0%
Expected volatility	20.0%	17.8%
Expected life (years)	6.5	10.0
Weighted-average fair value per share of options granted during the period	$12.27	$14.68
The company issued 67,725 and 310,923 common shares from treasury upon exercise of employee stock options during the three months ended March 31, 2008 and 2007, respectively. Cash received from option exercises during the three months ended March 31, 2008 and 2007 was $2.1 million and $9.2 million, respectively. The company realized a reduction in its income tax payable of $1.7 million and $2.5 million for the three months ended March 31, 2008 and 2007, respectively, relating to the exercise of stock options and awards. When options are exercised, the company receives a tax deduction for the excess of the stock price over the exercise price of the options. In addition, when long-term incentive program (LTIP) stock awards are issued, the company receives a tax deduction equal to the fair market value of the company’s stock at the date of issuance. For accounting purposes, these tax benefits were realized as increases in paid-in capital included in the common shares caption in shareholders’ equity (see Note 11).
At March 31, 2008, there was $22.3 million of total pretax unrecognized compensation cost related to all stock-based awards that were not vested. That cost is expected to be recognized over a weighted-average period of 2.0 years. The company is using previously purchased treasury shares for all net shares issued for option exercises, long-term incentive plans and restricted share unit awards.
Under the company’s LTIP, dollar-based target awards are determined by the organization and compensation committee of the board of directors for three-year performance periods. During the three months ended March 31, 2008, the award for the 2005-2007 performance period was distributed resulting in the issuance of 134,578 shares and the deferral of 96,969 shares into a deferred compensation plan. During the three months ended March 31, 2007, the award for the 2004-2006 performance period was distributed resulting in the issuance of 71,658 shares as well as a cash distribution and the deferral of 106,882 shares into a deferred compensation plan.
The following table identifies the number of shares expected to be issued based on current performance measures and the average stock price on the date of grant for the performance shares granted:

	Expected	Average
	Number of Shares	Stock Price on
Award	to be Issued	Date of Grant
2006-2008	288,652	$43.07
2007-2009	255,346	$53.07
2008-2010	116,990	$58.45

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)
Performance-based stock awards at March 31, 2008 and changes during the three months ended March 31, 2008 were as follows:

		Weighted-
		Average
		Grant Date
	Share	Fair Value
	Units	Per Share
Nonvested at January 1, 2008	543,998	$47.76
Granted	116,990	$58.45
Performance increase	–	$–
Vested	–	$–
Forfeited	–	$–

Nonvested at March 31, 2008	660,988	$49.65

Total stock-based compensation expense recognized in the consolidated statements of income for the three months ended March 31, 2008 and 2007 was $4.2 million and $9.2 million, respectively. The related tax benefit for the three months ended March 31, 2008 and 2007 was $1.5 million and $3.2 million, respectively.
In prior years, certain international employees received stock-based awards that are similar to stock appreciation rights. These awards vested 50% one year after grant, 75% two years after grant and 100% three years after grant and have a 10-year exercise period from the date of grant. The value of these awards is based on Lubrizol common shares and is paid in cash upon employee exercise. The unexercised portion of these fully vested stock-based awards is accounted for as a liability award. Compensation expense recognized in the consolidated statements of income for the three months ended March 31, 2008 and 2007 was $0.2 million and $0.8 million, respectively. These amounts are included in the total stock-based compensation expense reported above.
4. Acquisitions
On November 1, 2007, the company completed the acquisition of the refrigeration lubricants business of Croda International Plc (Croda) for approximately $123.7 million in cash, net of a $0.9 million purchase price adjustment received in the first quarter of 2008. The acquisition primarily included lubricant technology, trade names, customer lists, manufacturing know-how and inventory. No manufacturing facilities were included in the transaction. The company began consolidating the results of the refrigeration lubricants business of Croda in the company’s consolidated financial statements in November 2007. The preliminary purchase price allocation for this acquisition included goodwill of $51.2 million and intangible assets of $66.8 million.
On February 7, 2007, the company completed the acquisition of a broad line of additive products used in the metalworking markets worldwide from Lockhart Chemical Company (Lockhart) for approximately $15.7 million in cash. The company purchased Lockhart’s entire metalworking product line, which included natural, synthetic and gelled sulfonates; emulsifier packages; corrosion inhibitors and lubricity agents; grease additives; oxidates; esters; soap; semi-finished coatings; and rust preventatives. The company began consolidating the results of the metalworking business of Lockhart in the company’s consolidated financial statements in February 2007. The purchase price allocation for this acquisition included goodwill of $8.3 million and intangible assets of $7.6 million.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)
The pro forma impacts of acquisitions in 2007 were immaterial to the company’s consolidated financial statements.
5. Inventories
The company’s inventories were comprised of the following:

	March 31,	December 31,
	2008	2007
Finished products	$361.9	$332.7
Products in process	115.9	105.0
Raw materials	146.5	132.2
Supplies and engine test parts	32.2	30.1

Total inventories	$656.5	$600.0

6. Goodwill and Intangible Assets
Goodwill is tested for impairment at the reporting unit level as of October 1 each year or if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The carrying amount of goodwill by reporting segment as of March 31, 2008 follows:

	Lubrizol
	Advanced	Lubrizol
	Materials	Additives	Total
Balance, January 1, 2008	$1,010.9	$159.9	$1,170.8
Translation and other adjustments	25.2	2.6	27.8

Balance, March 31, 2008	$1,036.1	$162.5	$1,198.6

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)
The following table shows the components of identifiable intangible assets:

	March 31, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists	$200.7	$38.3	$195.5	$34.6
Technology	155.4	58.0	155.1	55.1
Trademarks	25.3	8.1	23.6	7.2
Patents	15.3	6.2	14.4	5.7
Land-use rights	10.5	1.6	10.3	1.5
Non-compete agreements	2.1	1.1	2.6	1.0

Total amortized intangible assets	409.3	113.3	401.5	105.1
Non-amortized trademarks	88.8	–	84.9	–

Total	$498.1	$113.3	$486.4	$105.1

Definite-lived intangible assets are amortized over their useful lives, which range between 3 and 50 years. The company’s indefinite-lived intangible assets consist of certain trademarks that are tested for impairment each year as of October 1 or more frequently if impairment indicators arise. Indefinite-lived trademarks are assessed for impairment separately from goodwill. Annual intangible amortization expense for the next five years will approximate $27.2 million in 2008, $25.5 million in 2009, $25.2 million in 2010 and 2011 and $24.8 million in 2012.
7. Comprehensive Income
Total comprehensive income was comprised of the following:

	Three Months Ended
	March 31,
	2008	2007
Net income	$73.6	$71.3
Foreign currency translation adjustment	76.2	10.0
Pension and other postretirement benefit plans	0.5	–
Unrealized gain - natural gas hedges	2.8	1.5
Amortization of treasury rate locks	1.1	0.7

Total comprehensive income	$154.2	$83.5

The increase in foreign currency translation adjustment in the first quarter of 2008 compared with the first quarter of 2007 primarily reflected the continued weakening of the U.S. dollar against the euro.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)
8. Segment Reporting
The company is organized into two operating and reportable segments: Lubrizol Additives and Lubrizol Advanced Materials. The Lubrizol Additives segment represented 67% of the company’s consolidated revenues for the three months ended March 31, 2008. The Lubrizol Advanced Materials segment represented 33% of the company’s consolidated revenues for the three months ended March 31, 2008.
Lubrizol Additives consists of two product lines: (i) engine additives and (ii) driveline and industrial oil additives. Engine additives is comprised of additives for lubricating engine oils, such as for gasoline, diesel, marine and stationary gas engines and additive components, additives for fuel products and refinery and oil field chemicals, as well as outsourcing strategies for supply chain and knowledge center management. In addition, this product line sells additive components and viscosity improvers within its lubricant and fuel additives product areas. Driveline and industrial oil additives is comprised of additives for driveline oils, such as automatic transmission fluids, gear oils and tractor lubricants and industrial oil additives, such as additives for hydraulic, grease and metalworking fluids, as well as compressor lubricants. Lubrizol Additives product lines generally are produced in company-owned or shared manufacturing facilities and largely sold to a common customer base.
The Lubrizol Advanced Materials segment consists of three product lines: (i) engineered polymers, (ii) performance coatings and (iii) Noveon® consumer specialties. The engineered polymers product line is characterized by products such as TempRite® engineered polymers and Estane® thermoplastic polyurethane. Engineered polymers products are sold to a diverse customer base comprised of major manufacturers in the construction, automotive, telecommunications, electronics and recreation industries. The performance coatings product line includes high-performance polymers and additives for paints, coatings and adhesives, graphic arts, paper and textiles and plastics applications. The Noveon consumer specialties product line is characterized by global production of acrylic thickeners, specialty monomers, film formers, fixatives, emollients, silicones, surfactants and process chemicals. The company markets products in the Noveon consumer specialties product line to the personal care and pharmaceutical primary end-use industries. The Noveon consumer specialties products are sold to customers worldwide and these customers include major manufacturers of cosmetics, personal care products, water soluble polymers and household products.
The company primarily evaluates performance and allocates resources based on segment operating income, defined as revenues less expenses identifiable to the product lines included within each segment, as well as projected future returns. Segment operating income reconciles to consolidated income before income taxes by deducting corporate other income (expense) that are not attributed to the operating segments, restructuring and impairment charges (credits) and net interest expense.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)
The following table presents a summary of the results of the company’s reportable segments:

	Three Months Ended
	March 31,
	2008	2007
Revenues from external customers:
Lubrizol Additives	$826.2	$696.0
Lubrizol Advanced Materials	401.1	380.7

Total revenues	$1,227.3	$1,076.7

Segment operating income:
Lubrizol Additives	$112.8	$100.9
Lubrizol Advanced Materials	30.8	45.4

Segment operating income	143.6	146.3

Corporate expenses	(21.2)	(21.7)
Corporate other income (expense) – net	3.2	(0.5)
Restructuring and impairment (charges) credits	(4.8)	2.4
Interest expense – net	(13.7)	(17.1)

Income before income taxes	$107.1	$109.4

The company’s total assets by segment were as follows:

	March 31,	December 31,
	2008	2007
Segment total assets:
Lubrizol Additives	$1,799.1	$1,663.4
Lubrizol Advanced Materials	2,312.7	2,240.0

Total segment assets	4,111.8	3,903.4

Corporate assets	697.6	740.4

Total consolidated assets	$4,809.4	$4,643.8

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)
9. Pension and Postretirement Benefits
The components of net periodic pension cost and net periodic non-pension postretirement benefit cost consisted of the following:

	Three Months Ended
	March 31,
	2008	2007
Pension benefits:
Service cost - benefits earned during period	$7.5	$7.5
Interest cost on projected benefit obligation	11.0	9.8
Expected return on plan assets	(9.8)	(8.6)
Amortization of prior service costs	0.7	0.7
Recognized net actuarial loss	0.7	1.2

Net periodic pension cost	$10.1	$10.6

Other postretirement benefits:
Service cost - benefits earned during period	$0.5	$0.4
Interest cost on projected benefit obligation	1.5	1.4
Amortization of prior service costs	(1.7)	(1.6)
Amortization of initial net obligation	0.1	0.1
Recognized net actuarial loss	0.2	0.3
Settlement / curtailment gain	(1.1)	–

Net periodic non-pension postretirement benefit cost	$(0.5)	$0.6

Expected employer contributions worldwide for pension benefits in 2008 approximate $30.8 million for the qualified plans, of which $5.4 million was contributed during the three months ended March 31, 2008. The portion of the 2008 total expected contributions attributable to the U.S. qualified pension plans is $15.0 million, of which $2.8 million was contributed during the three months ended March 31, 2008. The non-qualified pension plans and other postretirement benefit plans are unfunded. As a result, the 2008 expected contributions to these plans of $1.6 million and $5.1 million, respectively, represent actuarial estimates of future assumed payments based on historic retirement and payment patterns as well as medical trend rates and historical claim information, as appropriate.
10. Restructuring and Impairment Charges (Credits)
During the three months ended March 31, 2008 and 2007, the company recorded aggregate restructuring and impairment charges (credits) of $4.8 million and ($2.4) million, respectively. The restructuring and impairment charges during the first quarter of 2008 primarily related to business improvement initiatives in the performance coatings product line of the Lubrizol Advanced Materials segment. In an effort to realign the company’s manufacturing assets with its new business needs, the company completed the disposition of a textile compounding plant and recognized an asset impairment for a textile coatings production line in the first quarter of 2008. The net restructuring and impairment credit during the first quarter of 2007 primarily related to a pretax gain of $2.8 million recorded on the sale of the Lubrizol Additives manufacturing facility located in Bromborough, United Kingdom in January 2007 for net cash proceeds of $5.9 million.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)
The following table shows the reconciliation of the restructuring liability since January 1, 2008 by major restructuring activity:

	Liability	Restructuring			Liability
	January 1,	and Impairment		Non-cash	March 31,
	2008	Charges	Cash Paid	Adjustments	2008
Bromborough, U.K. plant closure and sale	$0.1	$–	$–	$(0.1)	$–
Lubrizol Advanced Materials plant closures and sale, production line impairments and workforce reductions	0.4	–	(0.2)	–	0.2
Performance Coatings 2008 business improvement initiatives	–	4.8	–	(4.0)	0.8
Noveon International restructuring liabilities assumed	0.5	–	–	0.1	0.6

	$1.0	$4.8	$(0.2)	$(4.0)	$1.6

11. Shareholders’ Equity
The following table summarizes the changes in shareholders’ equity since January 1, 2008:

		Shareholders’ Equity
				Accumulated
	Number of			Other
	Shares	Common	Retained	Comprehensive
	Outstanding	Shares	Earnings	Income	Total

Balance, January 1, 2008	68.4	$763.6	$1,128.7	$59.0	$1,951.3

Comprehensive income:
Net income		–	73.6	–	73.6
Other comprehensive income		–	–	80.6	80.6

Total comprehensive income					154.2
Deferred stock compensation		(6.0)	–	–	(6.0)
Common shares – treasury:
Common shares purchased	(0.4)	(0.8)	(24.2)	–	(25.0)
Shares issued upon exercise of stock options and awards	0.1	3.8	–	–	3.8

Balance, March 31, 2008	68.1	$760.6	$1,178.1	$139.6	$2,078.3

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)
12. Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosure about fair value measurements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but simplifies and codifies related guidance within U.S. GAAP. This statement defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 classifies the inputs used to measure fair value into three tiers. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. SFAS No. 157 requires adoption prospectively as of the beginning of the fiscal year in which this statement initially is applied, with the exception of certain financial instruments, in which adoption is applied retrospectively as of the beginning of the fiscal year in which this statement initially is applied.
In February 2008, the FASB issued FASB Staff Position (FSP) 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP 157-2 “Effective Date of Statement 157.” FSP 157-1 removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 deferred the effective date of SFAS No. 157 for all nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The company adopted the required provisions of SFAS No. 157 for financial assets and liabilities on January 1, 2008. The company’s adoption of this standard did not have a material impact on its consolidated financial statements.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)
The company estimates the fair value of financial instruments using available market information and generally accepted valuation methodologies. The following table shows the company’s financial assets and liabilities accounted for at fair value on a recurring basis at March 31, 2008:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active Markets	Other	Unobservable
	March 31,	for Identical Assets	Observable Inputs	Inputs
	2008	Level 1	Level 2	Level 3
Assets:
Forward commodity contracts (1)	$3.5	$–	$3.5	$–
Interest rate swaps (2)	8.5	–	8.5	–

Total	$12.0	$–	$12.0	$–

Liabilities:
Deferred compensation plans (3)	$24.8	$24.8	$–	$–

(1) The fair values of forward commodity contracts are based on counterparty quotes of market forward rates and reflect the present value of the amount that the company would pay or receive for contracts involving the same notional amounts and maturity dates.
(2) The fair value of interest rate swaps is obtained from counterparty quotes, which use discounted cash flows and the then-applicable forward interest rates.
(3) The company allows directors and senior management to defer their salary and incentive compensation into a non-qualified deferred compensation plan, which is funded informally through trust-owned life insurance held in a rabbi trust. Deferrals can be made into various cash investment accounts and/or a share unit account. Changes in the value of these awards are recognized each period based on the fair value of the underlying investments or the company’s share price at the end of the reporting period.
13. Contingencies
The company has numerous purchase commitments for materials, supplies and energy in the ordinary course of business. The company also has numerous sales commitments for product supply contracts in the ordinary course of business.
General
There are pending or threatened claims, lawsuits and administrative proceedings against the company or its subsidiaries, all arising from the ordinary course of business with respect to commercial, employment, product liability and environmental matters, which seek remedies or damages. The company believes that any liability that finally may be determined with respect to commercial and product liability claims should not have a material adverse effect on the company’s consolidated financial position, results of operations or cash flows. From time to time, the company also is involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
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
The company and its subsidiaries are generators of both hazardous and non-hazardous wastes, the treatment, storage, transportation and disposal of which are regulated by various laws and governmental regulations. These laws and regulations generally impose liability for costs to investigate and remediate contamination without regard to fault and, under certain circumstances, liability may be joint and several resulting in one party being held responsible for the entire obligation. Liability also may include damages to natural resources. Although the company believes past operations were in substantial compliance with the then-applicable regulations, either the company or the predecessor of Noveon International, Inc. (Noveon International), the Performance Materials Segment of Goodrich Corporation (Goodrich), has been designated under a country’s laws and/or regulations as a potentially responsible party (PRP) in connection with several sites including both third party sites and/or current operating facilities.
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
The company’s environmental reserves, measured on an undiscounted basis, totaled $18.0 million at March 31, 2008 and $18.7 million at December 31, 2007. Of these amounts, $7.3 million and $5.3 million were included in accrued expenses and other current liabilities at March 31, 2008 and December 31, 2007, respectively. Goodrich provided Noveon International with an indemnity for various environmental liabilities. The company estimates Goodrich’s share of such currently identified liabilities under the indemnity, which extends through February 2011, to be approximately $3.3 million of which $0.5 million of the recovery is included in receivables and $2.8 million is included in other assets. There are specific environmental contingencies for company-owned sites for which third parties such as past owners and/or operators are the named PRPs and also for which the company is indemnified by Goodrich. Goodrich currently is indemnifying Noveon International for several environmental remediation projects. Goodrich’s share of all of these liabilities may increase to the extent such third parties fail to honor their obligations through February 2011.
The company believes that its environmental accruals are adequate based on currently available information. The company believes that it is reasonably possible that $8.2 million in additional costs may be incurred at certain locations beyond the amounts accrued as a result of new information, newly discovered conditions, changes in remediation standards or technologies or a change in the law. Additionally, as the indemnification from Goodrich extends through February 2011, changes in assumptions regarding when costs will be incurred may result in additional expenses to the company. Additional costs in excess of $8.2 million cannot currently be estimated.
indemnifications
In connection with the sale of the food ingredients and industrial specialties business to SPM Group Holdings, LLC, now known as Emerald Performance Materials, LLC (Emerald), in May 2006, the company has provided

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(Unaudited)
indemnifications to Emerald with respect to the business sold. These indemnifications have been associated with the price and quantity of raw material purchases, permit costs, costs incurred due to the inability to obtain permits and environmental matters. In each of these circumstances, payment by the company is dependent on Emerald filing a claim. In addition, the company’s obligations under these agreements may be limited in terms of time and/or amount. The indemnifications related to the price of raw material purchases expired on December 31, 2007. It is not possible to predict the maximum potential amount of future payments under certain of these agreements due to the conditional nature of the company’s obligations and the unique facts and circumstances involved in each particular agreement. For those indemnification agreements where a payment by the company is probable and estimable, a liability has been recorded at March 31, 2008. The company believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on the company’s business, financial condition or results of operations.

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
In the first quarter of 2008, we recorded aggregate restructuring and impairment charges of $4.8 million primarily related to business improvement initiatives in the performance coatings product line of the Lubrizol Advanced Materials segment. In an effort to realign our manufacturing assets with the product line’s new business needs, we completed the disposition of a textile compounding plant and recognized an asset impairment for a textile coatings production line in the first quarter of 2008. These actions will result in further restructuring and impairment charges in the second quarter of 2008 and are expected to generate cost savings of $3.5 million to $4.0 million in 2008, and over $6.0 million in 2009.
On March 25, 2008, we announced our decision to launch a 10-year phased investment plan to upgrade and increase global capacity in our Lubrizol Additives segment. We will be implementing an extensive debottlenecking program at our existing facilities as well as a greenfield investment in China. In an effort to meet the evolving demands of the global lubricant and fuel additives market, we will increase investments to keep pace with the 1% per year predicted annual growth in global additive demand and to ensure the security of future supply. As part of the 10-year plan, we signed a letter of intent to reserve land use rights in China for a wholly owned manufacturing plant, which will be developed and phased-in as market needs require. By phasing in selective capacity additions in China, we aim to respond to lubricant growth in Asia and better match our manufacturing capability with global demand patterns. We expect that the debottlenecking and China investment will require a $200.0 million investment over the next decade.
On November 1, 2007, we completed the acquisition of the refrigeration lubricants business of Croda International Plc (Croda) for approximately $123.7 million in cash, net of a $0.9 million purchase price adjustment received in the first quarter of 2008. The acquisition primarily included lubricant technology, trade names, customer lists, manufacturing know-how and inventory. No manufacturing facilities were included in the transaction. We began consolidating the results of the refrigeration lubricants business of Croda in our consolidated financial statements in November 2007. The preliminary purchase price allocation for this acquisition included goodwill of $51.2 million and intangible assets of $66.8 million.
On February 7, 2007, we completed the acquisition of a broad line of additive products used in the metalworking markets worldwide from Lockhart Chemical Company (Lockhart) for approximately $15.7 million in cash. We purchased Lockhart’s entire metalworking product line, which included natural, synthetic and gelled sulfonates; emulsifier packages; corrosion inhibitors and lubricity agents; grease additives; oxidates; esters; soap; semi-finished coatings; and rust preventatives. We began consolidating the results of the metalworking business of Lockhart in our consolidated financial statements in February 2007. The purchase price allocation for this acquisition included goodwill of $8.3 million and intangible assets of $7.6 million.
RESULTS OF OPERATIONS
Net income increased $2.3 million to $73.6 million in the first quarter of 2008 compared with $71.3 million for the same period in 2007. The increase in earnings primarily was due to an improvement in the combination of price and product mix, an increase in volume, a favorable currency impact, a lower effective tax rate, lower net interest costs and contributions from acquisitions, partially offset by higher raw material and manufacturing expenses, higher selling, technology, administrative and research (STAR) expenses and an increase in net restructuring and impairment charges.

	Three Months
	Ended March 31
	2008	2007	$ Change	% Change

Revenues	$1,227.3	$1,076.7	$150.6	14%
Cost of sales	934.5	798.3	136.2	17%

Gross profit	292.8	278.4	14.4	5%

Selling and administrative expenses	108.6	102.3	6.3	6%
Research, testing and development expenses	54.1	51.7	2.4	5%
Amortization of intangible assets	7.0	6.0	1.0	17%
Restructuring and impairment charges (credits)	4.8	(2.4)	7.2	*
Other income – net	(2.5)	(5.7)	3.2	(56%	)
Interest income	(4.2)	(7.1)	2.9	(41%	)
Interest expense	17.9	24.2	(6.3)	(26%	)

Income before income taxes	107.1	109.4	(2.3)	(2%	)
Provision for income taxes	33.5	38.1	(4.6)	(12%	)

Net income	$73.6	$71.3	$2.3	3%

Net income per share, basic	$1.07	$1.03	$0.04	4%

Net income per share, diluted	$1.06	$1.02	$0.04	4%

*	Calculation not meaningful
Revenues The increase in revenues for the three months ended March 31, 2008 compared with the same period in 2007 primarily was due to a 6% increase in volume, a 4% improvement in the combination of price and product mix and a 4% favorable currency impact. Included in these factors were incremental revenues from our 2007 acquisitions, which contributed 3% to revenues for the quarter. We experienced volume gains in all geographic zones except North America.
Analysis of Volume – 2008 vs. 2007 Volume patterns vary in different geographic zones. The following table shows the geographic break-down of our volume for the three months ended March 31, 2008 as well as the percentage changes compared with the same period in 2007:

			Excluding
			the Impact of
	2008		Acquisitions
	Volume	% Change	% Change
North America	44%	(1%)	(2%)
Europe	28%	9%	7%
Asia-Pacific / Middle East	21%	12%	9%
Latin America	7%	28%	27%

Total	100%	6%	4%

Segment volume variances by geographic zone, as well as the factors explaining the changes in segment revenues for the three months ended March 31, 2008 compared with the same period in 2007, are contained within the “Segment Analysis” section.
Cost of Sales The increase in cost of sales for the three months ended March 31, 2008 compared with the same period in 2007 primarily was due to higher raw material costs, higher manufacturing expenses and an increase in volume. Average raw material cost increased 14% in the first quarter of 2008 compared with the same period in 2007. Total manufacturing expenses increased 6% in the first quarter of 2008 compared with the same quarter last year primarily due to an unfavorable currency impact, increased salaries and benefits, utilities and maintenance materials and contract labor costs. On a per-unit-sold basis, manufacturing costs increased 1% in the first quarter of 2008 compared with the same quarter in the prior year.
Gross Profit Gross profit increased $14.4 million, or 5%, for the three months ended March 31, 2008 compared with the same period in 2007. The increase primarily was due to an improvement in the combination of price and product mix, higher volume and a favorable currency impact, partially offset by higher average raw material cost and higher manufacturing expenses. Our gross profit percentage decreased to 23.9% in the first quarter of 2008 compared with 25.9% in the same quarter last year as the increase in revenues from pricing improvements was greater than the increase in gross profit dollars.
Selling and Administrative Expenses Selling and administrative expenses increased $6.3 million, or 6%, for the three months ended March 31, 2008 compared with the same period in 2007. The increase primarily was due to an increase in salaries and benefits, mostly attributable to annual merit increases and growth resources in the Lubrizol Advanced Materials segment, an unfavorable currency impact and an increase associated with the implementation of a common information systems platform primarily in the Lubrizol Advanced Materials segment, partially offset by a decrease in incentive compensation expense.
Research, Testing and Development Expenses Research, testing and development expenses increased $2.4 million, or 5%, in the first quarter of 2008 compared with the same quarter in 2007 primarily due to an increase in salaries and benefits and an unfavorable currency impact.
Restructuring and Impairment Charges (Credits) In the first quarter of 2008, we recorded aggregate restructuring and impairment charges of $4.8 million primarily related to business improvement initiatives in the performance coatings product line of the Lubrizol Advanced Materials segment. In an effort to realign our manufacturing assets with the product line’s new business needs, we completed the disposition of a textile compounding plant and recognized an asset impairment for a textile coatings production line in the first quarter of 2008. In the first quarter of 2007, we sold the Lubrizol Additives manufacturing facility located in Bromborough, United Kingdom. We received net cash proceeds of $5.9 million and recorded a pretax gain of $2.8 million upon closing of the sale in January 2007.

The components of restructuring and impairment charges (credits) are detailed as follows:

	Three Months Ended March 31, 2008
	Asset	Other Plant
	Impairments	Exit Costs	Severance	Total

Performance Coatings 2008 business improvement initiatives	$4.0	$–	$0.8	$4.8

	Three Months Ended March 31, 2007
	Asset
	Impairments	Other Plant
	(Gains)	Exit Costs	Severance	Total

Lubrizol Advanced Materials plant closures and workforce reductions	$–	$0.2	$0.1	$0.3
Bromborough, U.K. plant closure and sale	(2.8)	–	–	(2.8)
Other	–	–	0.1	0.1

Total restructuring and impairment (credits) charges	$(2.8)	$0.2	$0.2	$(2.4)

Other Income – Net Other income – net of $2.5 million in 2008 primarily consisted of favorable currency impacts. Other income – net of $5.7 million in the first quarter of 2007 primarily consisted of a $5.0 million gain recorded on the sale of land in the Lubrizol Additives segment.
Interest Expense – Net The decrease in interest expense – net in 2008 compared with 2007 primarily was due to lower interest expense of $6.3 million associated with our reduced debt balances, partially offset by a decrease in interest income of $2.9 million as a result of lower cash and short-term investment balances.
Provision for Income Taxes Our effective tax rate was 31.3% in the first quarter of 2008 compared with 34.8% in the same quarter last year. The decrease in the effective tax rate primarily was a result of improvements in our foreign tax credit utilization and statutory tax rate reductions in several foreign jurisdictions, partially offset by the expiration on December 31, 2007 of the U.S. research credit benefit.
Net Income Primarily as a result of the above factors, net income per diluted share increased 4% to $1.06 for the three months ended March 31, 2008 compared with $1.02 in the same period in 2007.
SEGMENT ANALYSIS
We primarily evaluate performance and allocate resources based on segment operating income, defined as revenues less expenses identifiable to the product lines included within each segment, as well as projected future returns. Segment operating income will reconcile to consolidated income before income taxes by deducting corporate other income (expense) that are not attributable to the operating segments, restructuring and impairment charges (credits) and net interest expense.

The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Lubrizol Additives	67%	65%
Lubrizol Advanced Materials	33%	35%

Segment Operating Income:
Lubrizol Additives	79%	69%
Lubrizol Advanced Materials	21%	31%
The operating results by segment were as follows:

	Three Months Ended
	March 31,
	2008	2007	$ Change	% Change
Revenues:
Lubrizol Additives	$826.2	$696.0	$130.2	19%
Lubrizol Advanced Materials	401.1	380.7	20.4	5%

Total	$1,227.3	$1,076.7	$150.6	14%

Gross Profit:
Lubrizol Additives	$190.2	$168.1	$22.1	13%
Lubrizol Advanced Materials	102.6	110.3	(7.7)	(7%)

Total	$292.8	$278.4	$14.4	5%

Segment Operating Income:
Lubrizol Additives	$112.8	$100.9	$11.9	12%
Lubrizol Advanced Materials	30.8	45.4	(14.6)	(32%)

Total	$143.6	$146.3	$(2.7)	(2%)

Lubrizol Additives Segment
Revenues Revenues increased 19% for the three months ended March 31, 2008 compared with the same period in 2007. The increase was due to a 10% increase in volume, an improvement in the combination of price and product mix of 5% and a 4% favorable currency impact. Included in these factors were the incremental revenues from our 2007 acquisitions, which contributed 4% to revenues in the quarter.

Volume patterns vary in different geographic zones. The following table shows the geographic break-down of our volume for the three months ended March 31, 2008 as well as the percentage changes compared with the same period in 2007:

			Excluding
	1st Quarter	1st Quarter	the Impact of
	2008	2008 vs. 2007	Acquisitions
	Volume	% Change	% Change
North America	34%	1%	(1%)
Europe	32%	13%	11%
Asia-Pacific / Middle East	26%	12%	9%
Latin America	8%	34%	34%

Total	100%	10%	7%

We experienced increased volume in all geographic zones, with strong demand in our international markets in the first quarter of 2008 compared with the same period in 2007. The first quarter of 2007 was impacted negatively by some inventory destocking, especially in the Asia-Pacific / Middle East region. The majority of our volume increase occurred in our engine oils and industrial additives product lines. The increased volume in Europe and Asia-Pacific / Middle East regions compared with the prior-year period primarily was due to stronger customer demand, growth in Asia-Pacific, particularly China, and the impact of acquisitions. We also experienced strong growth in Latin America primarily due to business gains that were realized in the second quarter of 2007 and favorable order patterns compared with the prior-year period. North America experienced a slight increase in volume due to the impact of acquisitions and favorable order patterns.
Gross Profit Gross profit increased $22.1 million, or 13%, in the first quarter of 2008 compared with the prior-year quarter. The increase primarily related to higher volume, improvements in the combination of price and product mix, favorable currency and contributions from acquisitions, partially offset by increased raw material and manufacturing costs. Average raw material cost increased 14% for the three months ended March 31, 2008 compared with the same period in 2007. In the first quarter of 2008, we implemented a global price increase announced in the fourth quarter of 2007 to offset higher cost of sales. During the first quarter, we experienced continued increases in raw material costs, and, as a result, announced a global price increase that will be implemented fully in the second quarter. Manufacturing costs on a per-unit-sold basis decreased 3% for the three-month comparative period. This decrease primarily was due to efficiencies from higher production necessary to meet demand and to build inventories, which more than offset higher manufacturing costs principally caused by higher maintenance supplies and materials and contract labor costs, higher utilities and an unfavorable currency impact.
The gross profit percentage decreased to 23.0% for the three months ended March 31, 2008 from 24.2% in the prior-year period as the increase in revenues from pricing improvements was greater than the increase in gross profit dollars.
Selling, Technical, Administrative and Research Expenses STAR expenses increased $2.6 million, or 4%, for the three months ended March 31, 2008 compared with the prior-year period. The increase in STAR expenses primarily was due to an unfavorable currency impact.
Other (Expense) Income – Net Other expense – net was $1.8 million in 2008 compared with other income – net of $5.6 million in 2007. Other income in the first quarter of 2007 included a $5.0 million gain on the sale of land.

Segment Operating Income Segment operating income increased 12% for the three months ended March 31, 2008 compared with the same period in 2007 due to the factors discussed above.
Lubrizol advanced materials Segment
Revenues Revenues increased 5% for the three months ended March 31, 2008 compared with the same period in 2007. The increase was due to a 4% increase in the combination of price and product mix and a 3% favorable currency impact, partially offset by a 2% decrease in volume.
Volume patterns vary in different geographic zones. The following table shows the geographic break-down of our volume for the three months ended March 31, 2008 as well as the percentage changes compared with the same period in 2007:

	1st Quarter	1st Quarter
	2008	2008 vs. 2007
	Volume	% Change
North America	66%	(3%)
Europe	18%	(6%)
Asia-Pacific / Middle East	12%	11%
Latin America	4%	6%

Total	100%	(2%)

Volume in North America decreased 3% as increases in our Noveon® consumer specialties product line were more than offset by a decrease in our performance coatings product line. The increase in our Noveon consumer specialties product line was due to strong customer demand as well as business gains in our surfactants business. The decrease in our performance coatings product line was due to continued weakness in the textiles market as well as lower demand in the building and construction market. Volume in our engineered polymers product line decreased slightly due to decreases in plumbing and construction applications, which mostly were offset by increases in fire sprinkler, paint protection, optical and industrial applications.
Volume in Europe decreased 6% as increases in our engineered polymers product line were more than offset by decreases in our Noveon consumer specialties and performance coatings product lines. The increase in our engineered polymers product line was due to increased customer demand in plumbing, industrial and explosives applications. Volume in our Noveon consumer specialties product line decreased due to business loss in our AMPS® specialty monomers business largely due to production problems that occurred in 2007. Volume decreased in our performance coatings product line as we experienced lower customer demand in textile applications.
Volume in Asia-Pacific / Middle East increased 11% with increases in all of our product lines due to stronger customer demand in inks, paints and coatings, packaging, plumbing and explosives applications.
Volume in Latin America increased 6% due to increases in our engineered polymers product line partially offset by a decrease in our performance coatings product line. The increase in our engineered polymers product line was due to business gains in footwear applications. The decrease in our performance coatings product line was due to lower customer demand in inks and paints and coatings applications.
Gross Profit Gross profit decreased $7.7 million, or 7%, in the first quarter of 2008 compared with the prior-year quarter. The decrease primarily related to lower volumes in our performance coatings product line and increased raw material costs in our TempRite® engineered polymers business (TempRite). This decrease partially was offset by volume increases in the Noveon consumer specialties product line and Estane® engineered polymers business (Estane) as well as improved pricing in Estane. In addition, we experienced a 13% increase in average raw material cost for the three months ended March 31, 2008 compared with the same period in 2007. Manufacturing costs on a per-unit-sold basis increased 10% for the three-month comparative period primarily due to unfavorable currency impact, increased headcount to support capacity expansion and increased salaries and benefits attributable to annual merit increases.
The gross profit percentage decreased to 25.6% for the three months ended March 31, 2008 from 29.0% in the prior-year period. The decrease in gross profit percentage primarily was due to increased raw material costs, which outpaced increased selling prices.
Selling, Technical, Administrative and Research Expenses STAR expenses increased $6.7 million, or 11%, for the three months ended March 31, 2008 compared with the same prior-year period. The increase in STAR expenses primarily was due to higher costs associated with the implementation of a common information systems platform, an unfavorable currency impact, increased headcount to support our growth strategy and increased salaries and benefits attributable to annual merit increases.
Segment Operating Income Segment operating income decreased 32% for the three months ended March 31, 2008 compared with the same period in 2007 due to the factors discussed above.
WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the major components of cash flow:

	Three Months Ended
	March 31,
	2008	2007
Cash provided by (used for):
Operating activities	$43.1	$98.0
Investing activities	(50.4)	(36.3)
Financing activities	(41.5)	(55.7)
Effect of exchange-rate changes on cash	5.7	1.1

Net (decrease) increase in cash and short-term investments	$(43.1)	$7.1

Operating Activities
The decrease in cash provided by operating activities for the three months ended March 31, 2008 compared to the same period in 2007 primarily related to an increase in working capital levels. In the first quarter of 2007, we lowered high inventory levels that existed at the end of 2006. This resulted in strong working capital performance in the first quarter of 2007. In the first quarter of 2008, we purposefully increased intermediate and finished goods inventories. In addition, strong revenues and higher raw material and manufacturing costs contributed to the increase in working capital in the first quarter of 2008.
We manage our levels of inventories and accounts receivable on the basis of average days sales in inventory and average days sales in receivables. Our goal is to minimize our investment in inventories while at the same time ensuring reliable supply for our customers. Our average days sales in inventory improved to 75.4 days at March 31, 2008 from 76.6 days for the year ended December 31, 2007. Our average days sales in receivables increased to 48.4 days at March 31, 2008 from 47.2 days for the year ended December 31, 2007. Our increasing mix of international sales compared to domestic sales had a slightly unfavorable impact on our days sales in receivables.

Investing Activities
Cash used for investing activities increased $14.1 million in the first quarter of 2008 compared to the same period in 2007. The increase primarily related to higher capital expenditures, partially offset by the acquisition of Lockhart’s metalworking business in the first quarter of 2007 for $15.7 million. Our capital expenditures for the three months ended March 31, 2008 were $51.5 million compared to $31.9 million for the same period in 2007. In 2008, we estimate annual capital expenditures will be approximately $225.0 million to $235.0 million.
Financing Activities
Cash used for financing activities decreased $14.2 million for the three months ended March 31, 2008 compared to the same period in 2007. Cash used for financing activities of $41.5 million for the three months ended March 31, 2008 primarily consisted of the repurchase of common shares and the payment of dividends. This compares to $55.7 million used for financing activities in the same period in 2007, which primarily consisted of the repayment of €25.0 million against our €250.0 million revolving credit agreement, the repurchase of common shares and payment of dividends, partially offset by proceeds from the exercise of stock options.
On April 28, 2008, our board of directors declared a 3% increase in the regular quarterly dividend to $0.31 per share payable June 10, 2008 to shareholders of record at the close of business on May 9, 2008.
Capitalization, Liquidity and Credit Facilities
At March 31, 2008, our total debt outstanding of $1,437.0 million consisted of 72% fixed-rate debt and 28% variable-rate debt, including $400.0 million of fixed-rate debt that effectively has been swapped to a variable rate. Our weighted-average interest rate at March 31, 2008 was approximately 5.3%.
Our net debt to capitalization ratio at March 31, 2008 was 31.8%. Net debt represents total short-term and long-term debt, excluding original issue discounts and unrealized gains and losses on derivative instruments designated as fair-value hedges of fixed-rate debt, reduced by cash and short-term investments. Capitalization is calculated as shareholders’ equity plus net debt. Total debt as a percent of capitalization was 40.7% at March 31, 2008.
Our ratio of current assets to current liabilities was 2.2 at March 31, 2008.
Our $350.0 million revolving U.S. credit facility, which matures in September 2011, allows us to borrow at variable rates based upon the U.S. prime rate or LIBOR plus a specified credit spread. At March 31, 2008, we had no outstanding borrowings under this agreement.
At March 31, 2007, two of our wholly owned, foreign subsidiaries had a €250.0 million revolving credit facility that matures in September 2010. This credit agreement permits these foreign subsidiaries to borrow at variable rates based on EURIBOR plus a specified credit spread. At March 31, 2008, we had no borrowings under this agreement.
Our cash and short-term investments balance of $459.2 million at March 31, 2008 will be used to fund ongoing operations, pay down debt, pursue acquisition opportunities and repurchase shares. We currently anticipate using our cash and short-term investments in December 2008 to retire $200.0 million in notes.

Contractual Cash Obligations
Our contractual cash obligations at December 31, 2007 are contained on page 21 of our 2007 Annual Report to shareholders. During the three months ended March 31, 2008, our non-cancelable purchase commitments increased approximately $20.6 million to $197.7 million. Other than the increase in non-cancelable purchase commitments, we do not believe there have been any significant changes since December 31, 2007 in our contractual cash obligations. The non-cancelable purchase commitments by period at March 31, 2008 were $92.1 million, $92.7 million, $9.3 million and $3.6 million for the 2008, 2009-2010, 2011-2012 and 2013 and later periods, respectively.
Our debt level will require us to dedicate a portion of our cash flow to make interest and principal payments, thereby reducing the availability of our cash flow for acquisitions or other purposes. Nevertheless, we believe our future operating cash flows will be sufficient to cover our debt repayments, capital expenditures, dividends, share repurchases and other obligations and that we have untapped borrowing capacity that can provide us with additional financial resources. We currently have a shelf registration statement filed with the Securities and Exchange Commission (SEC) under which $359.8 million of debt securities, preferred shares or common shares may be issued. At March 31, 2008, we also maintained cash and short-term investment balances of $459.2 million and had $350.0 million available under our revolving U.S. credit facility and another €250.0 million available under our euro revolving credit facility. In addition, at March 31, 2008, we had $41.4 million of contingent obligations under standby letters of credit issued in the ordinary course of business to financial institutions, customers and insurance companies to secure short-term support for a variety of commercial transactions, insurance and benefit programs.
NEW ACCOUNTING STANDARDS
In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” This statement amends the disclosure requirements for derivative instruments and hedging activities in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. At initial adoption, comparative disclosures for earlier periods is encouraged, but not required. We currently are evaluating the impact of this recently issued standard on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements – an amendment of ARB No. 51.” This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement requires consolidated net income attributable to both the parent and the noncontrolling interest to be reported and disclosed in the consolidated financial statements. This statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 and shall be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented. Early adoption is prohibited. We currently are evaluating the impact of this recently issued standard on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141R requires costs incurred to effect the acquisition to be recognized separately from the acquisition as period costs. SFAS No. 141R also requires the acquirer to recognize restructuring costs that the acquirer expects to incur, but is not obligated to incur, separately from the business combination. In addition, this statement requires an acquirer to recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Other key provisions of this statement include the requirement to recognize the acquisition-date fair values of research and development assets separately from goodwill and the requirement to recognize changes in the amount of deferred tax benefits that are recognizable due to the business combination in either income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. At March 31, 2008, we had amounts recorded in our financial statements for unrecognized tax benefits and deferred tax valuation allowances related to past acquisitions. Any reversal of these amounts prior to the adoption of SFAS No. 141R would affect goodwill. However, subsequent to the adoption of SFAS No. 141R, any reversals would affect the income tax provision in the period of reversal. With the exception of certain tax-related aspects described above, this statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2008. We currently are evaluating the impact of this recently issued standard on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to make an irrevocable election to measure many financial instruments and certain other items at fair value at specified election dates. The fair value option may be applied instrument by instrument and must be applied to entire instruments. Unrealized gains and losses on items for which the entity elects the fair value option are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” Entities are not permitted to apply this statement retrospectively to the fiscal years preceding the effective date unless the entity chooses early adoption. We adopted this standard on January 1, 2008 and did not elect to measure any additional financial instruments or other items at fair value.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and expands disclosure about fair value measurements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but simplifies and codifies related guidance within U.S. GAAP. This statement defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 classifies the inputs used to measure fair value into three tiers. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. SFAS No. 157 requires adoption prospectively as of the beginning of the fiscal year in which this statement initially is applied, with the exception of certain financial instruments, in which adoption is applied retrospectively as of the beginning of the fiscal year in which this statement initially is applied.
In February 2008, the FASB issued FASB Staff Position (FSP) 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP 157-2 “Effective Date of Statement 157.” FSP 157-1 removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 deferred the effective date of SFAS No. 157 for all nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. We adopted the required provisions of SFAS No. 157 for financial assets and liabilities on January 1, 2008. Our adoption of this standard did not have a material impact on our consolidated financial statements.
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
We believe that the following factors, among others, could affect our future performance and cause our actual results to differ materially from those expressed or implied by forward-looking statements made in this annual report:
•	The cost, availability and quality of raw materials, especially petroleum-based products.

•	Our ability to sustain profitability of our products in a competitive environment.

•	The demand for our products as influenced by factors such as the global economic environment, longer-term technology developments and the success of our commercial development programs.

•	The risks of conducting business in foreign countries, including the effects of fluctuations in currency exchange rates upon our consolidated results and political, social, economic and regulatory factors.

•	The extent to which we are successful in expanding our business in new and existing markets and in identifying, understanding and managing the risks inherent in those markets.

•	The effects of required principal and interest payments and the high degree of volatility in the capital markets on our ability to fund capital expenditures and acquisitions and to meet operating needs.

•	Our ability to identify, complete and integrate acquisitions for profitable growth and operating efficiencies.

•	Our success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer expectations.

•	Our ability to implement a new common information systems platform primarily into our Lubrizol Advanced Materials segment successfully, including the management of project costs, its timely completion and realization of its benefits.

•	Our ability to continue to reduce complexities and conversion costs and modify our cost structure to maintain and enhance our competitiveness.

•	Our success in retaining and growing the business that we have with our largest customers.

•	The cost and availability of energy, especially natural gas and electricity.

•	The effect of interest rate fluctuations on our net interest expense.

•	The risk of weather-related disruptions to our Lubrizol Additives production facilities located near the U.S. Gulf Coast.

•	Significant changes in government regulations affecting environmental compliance.
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
Our primary interest rate exposures relate to our cash and short-term investments, fixed-rate and variable-rate debt and interest rate swaps. The calculation of potential loss in fair value is based on an immediate change in the net present values of our interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flow and income before tax is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% increase in interest rates would have had a favorable impact and a hypothetical 10% decrease in interest rates would have had an unfavorable impact on fair values of $46.1 million and $49.8 million at March 31, 2008 and December 31, 2007, respectively. In addition, a hypothetical 10% increase in interest rates would have had an unfavorable impact and a hypothetical 10% decrease in interest rates would have had a favorable impact on cash flows and income before tax of $0.2 million and $1.2 million in 2008 and 2007, respectively.
Our primary currency exchange rate exposures are to foreign currency-denominated debt, intercompany debt, cash and short-term investments and forward foreign currency exchange contracts. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our currency exposures due to a 10% shift in exchange rates. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% increase in currency exchange rates would have had an unfavorable impact and a hypothetical 10% decrease in currency exchange rates would have had a favorable impact on fair values of $21.9 million and $17.0 million at March 31, 2008 and December 31, 2007, respectively. In addition, a hypothetical 10% increase in currency exchange rates would have had an unfavorable impact and a hypothetical 10% decrease in currency exchange rates would have had a favorable impact on cash flows of $32.5 million and $25.0 million and on income before tax of $9.0 million and $4.1 million in 2008 and 2007, respectively.
Our primary commodity hedge exposures relate to natural gas and electric utility expenses. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our commodity exposures due to a 10% shift in the underlying commodity prices. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in commodity prices. A hypothetical 10% increase in commodity prices would have had a favorable impact and a hypothetical 10% decrease in commodity prices would have had an unfavorable impact on fair values of $2.4 million and $1.4 million at March 31, 2008 and December 31, 2007, respectively, and on annualized cash flows and income before tax of $2.4 million and $1.1 million in 2008 and 2007, respectively.
Item 4. Controls and Procedures
At the end of the period covered by this quarterly report (March 31, 2008), we carried out an evaluation, under the supervision and with the participation of the company’s management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the end of such period, our disclosure controls and procedures were effective and designed to ensure that all material information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting identified in the evaluation described in the preceding paragraph that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
There are no material changes from risk factors as disclosed previously in our Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	On January 2, 2008, we issued 303 common shares in a private placement transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to one former officer under a deferred compensation plan for officers.

On January 18, 2008, we issued 1,643 common shares in transactions exempt from registration under the Securities Act of 1933 pursuant to Regulation S. We issued the common shares to 20 employees of a wholly owned Canadian subsidiary of the company under an employee benefit plan.

On February 1, 2008, we issued 797 common shares in private placement transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to one former officer and the spouse of a deceased officer under a deferred compensation plan for officers and to one former employee under a senior management deferred compensation plan.

On March 3, 2008, we issued 2,465 common shares in private placement transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act. We issued the common shares to one former officer and one current officer under a deferred compensation plan for officers and to one former officer under a senior management deferred compensation plan.

On March 4, 2008, we issued 1,018 common shares in a transaction exempt from registration under the Securities Act of 1933 pursuant to Regulation S. We issued the common shares to one employee of a wholly owned United Kingdom subsidiary of the company under an employee benefit plan.

(c)	The following table provides information regarding our purchases of Lubrizol common shares during the quarter.

						Maximum Number
				Total Number		(or Approximate Dollar
				of Shares (or Units)		Value) of Shares (or
	Total Number of		Average Price	Purchased as Part of		Units) that May Yet
	Shares (or Units)		Paid per Share	Publicly Announced		be Purchased Under the
Period	Purchased[1]		(or Unit)	Plans or Programs[2]		Plans or Programs
Month #1 (January 1, 2008 through January 31, 2008)	120	Shares	$54.16	0	Shares	5,111,918	Shares
Month #2 (February 1, 2008 through February 29, 2008)	430,102	Shares	$58.23	430,000	Shares	4,681,918	Shares
Month #3 (March 1, 2008 through March 31, 2008)	983	Shares	$58.30	0	Shares	4,681,918	Shares
Total	431,205	Shares		430,000	Shares	4,681,918	Shares

[1]	This column includes common shares (120 in January; 102 in February; and 983 in March) that we purchased pursuant to our deferred compensation plans and long-term incentive program, whereby we withhold shares upon a distribution to pay the withholding taxes on behalf of the employee.

[2]	This column represents common shares that we purchased at a cost of $25.0 million pursuant to a previously announced share repurchase plan on June 23, 1997 at which time our board of directors authorized the company to repurchase up to four million of its common shares. These shares may be repurchased in the open market or through negotiated transactions. The program does not have an expiration date. On April 23, 2007, our board of directors authorized a new share repurchase program that, combined with our existing repurchase program, permits us to repurchase up to $300.0 million of our common shares through 2009.
Item 6. Exhibits

10.1*	The Lubrizol Corporation Senior Management Deferred Compensation Plan, as amended.

10.2*	The Lubrizol Corporation 2005 Deferred Compensation Plan for Directors, as amended

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act.

*	Indicates management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LUBRIZOL CORPORATION
/s/ W. Scott Emerick
W. Scott Emerick
Chief Accounting Officer and Duly Authorized Signatory of The Lubrizol Corporation

Date: May 9, 2008