Form 10-Q
period 2008-06-30
LUBRIZOL CORP
filed 2008-08-08
CIK 60751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of the registrant’s common shares, without par value, outstanding as of June 30, 2008: 67,701,995.

THE LUBRIZOL CORPORATION
Quarterly Report on Form 10-Q
Three and Six Months Ended June 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE LUBRIZOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Millions Except Per Share Data)	2008	2007	2008	2007

Revenues	$1,350.2	$1,154.6	$2,577.5	$2,231.3
Cost of sales	1,044.7	858.8	1,979.2	1,657.1

Gross profit	305.5	295.8	598.3	574.2

Selling and administrative expenses	101.9	103.4	210.5	205.7
Research, testing and development expenses	55.7	53.7	109.8	105.4
Amortization of intangible assets	7.0	5.9	14.0	11.9
Restructuring and impairment charges (credits)	14.6	0.9	19.4	(1.5)
Other (income) expense-net	(1.4)	1.5	(3.9)	(4.2)
Interest income	(3.1)	(6.9)	(7.3)	(14.0)
Interest expense	20.7	24.4	38.6	48.6

Income before income taxes	110.1	112.9	217.2	222.3
Provision for income taxes	32.0	31.9	65.5	70.0

Net income	$78.1	$81.0	$151.7	$152.3

Net income per share, basic	$1.14	$1.17	$2.22	$2.20

Net income per share, diluted	$1.13	$1.15	$2.19	$2.17

Dividends paid per share	$0.31	$0.30	$0.61	$0.56

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In Millions Except Share Data)	2008	2007

ASSETS
Cash and short-term investments	$420.1	$502.3
Receivables	819.3	665.9
Inventories	652.2	600.0
Other current assets	88.7	79.1

Total current assets	1,980.3	1,847.3

Property and equipment – at cost	2,883.5	2,763.2
Less accumulated depreciation	1,695.6	1,601.7

Property and equipment-net	1,187.9	1,161.5

Goodwill	1,193.7	1,170.8
Intangible assets-net	376.5	381.3
Investments in non-consolidated companies	7.1	8.3
Other assets	69.7	74.6

TOTAL	$4,815.2	$4,643.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$202.7	$204.9
Accounts payable	475.7	404.8
Accrued expenses and other current liabilities	235.2	275.0

Total current liabilities	913.6	884.7

Long-term debt	1,227.6	1,223.9
Pension obligations	202.5	195.2
Other postretirement benefit obligations	94.2	93.1
Noncurrent liabilities	143.3	147.7
Deferred income taxes	86.0	85.5

Total liabilities	2,667.2	2,630.1

Minority interest in consolidated companies	63.6	62.4

Preferred stock without par value – unissued
Common shares without par value:
Authorized – 120,000,000 shares Outstanding – 67,701,995 shares as of June 30, 2008 after deducting 18,493,899 treasury shares; 68,383,833 shares at December 31, 2007 after deducting 17,812,061 treasury shares	764.3	763.6
Retained earnings	1,189.9	1,128.7
Accumulated other comprehensive income	130.2	59.0

Total shareholders’ equity	2,084.4	1,951.3

TOTAL	$4,815.2	$4,643.8

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(In Millions)	2008	2007

CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income	$151.7	$152.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	84.2	78.8
Deferred income taxes	(3.6)	19.1
Deferred compensation	5.9	11.9
Restructuring and impairment charges	14.9	0.8
Gain from sales of property and equipment	(0.1)	(8.0)
Change in current assets and liabilities, net of acquisitions:
Receivables	(141.7)	(71.7)
Inventories	(38.1)	47.7
Accounts payable, accrued expenses and other current liabilities	25.1	(2.3)
Other current assets	(3.9)	2.2

	(158.6)	(24.1)
Change in noncurrent liabilities	(2.4)	(5.4)
Other items-net	3.5	1.8

Total operating activities	95.5	227.2

INVESTING ACTIVITIES
Capital expenditures	(97.6)	(75.8)
Acquisitions	0.9	(15.7)
Net proceeds from sales of property and equipment	0.3	12.1
Other items – net	–	(1.3)

Total investing activities	(96.4)	(80.7)

FINANCING ACTIVITIES
Changes in short-term debt-net	–	2.3
Repayments of long-term debt	–	(79.4)
Dividends paid	(41.6)	(38.8)
Common shares purchased	(50.1)	(50.1)
Proceeds from the exercise of stock options	3.0	24.9
Tax benefit from the exercise of stock options and awards	2.0	8.0

Total financing activities	(86.7)	(133.1)

Effect of exchange rate changes on cash	5.4	3.5

Net (decrease) increase in cash and short-term investments	(82.2)	16.9

Cash and short-term investments at the beginning of period	502.3	575.7

Cash and short-term investments at the end of period	$420.1	$592.6

Amounts shown are unaudited.
See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)
(In Millions of Dollars Except Share and Per Share Data)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals unless otherwise noted) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
2. Significant Accounting Policies
Net Income Per Share
Net income per share is computed by dividing net income by the weighted-average common shares outstanding during the period, including contingently issuable shares. Net income per diluted share includes the dilutive impact resulting from outstanding stock options and awards. Per share amounts are computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income	$78.1	$81.0	$151.7	$152.3

Denominator (in millions of shares):
Weighted-average common shares outstanding	68.3	69.4	68.4	69.4
Dilutive effect of stock options and awards	0.8	0.8	0.8	0.8

Denominator for net income per share, diluted	69.1	70.2	69.2	70.2

Net income per share, basic	$1.14	$1.17	$2.22	$2.20

Net income per share, diluted	$1.13	$1.15	$2.19	$2.17

There were 0.3 million shares excluded from the diluted earnings per share calculations because they were antidilutive for the three and six months ended June 30, 2008. There were an insignificant number of shares excluded from the diluted earnings per share calculations because they were antidilutive for the three and six months ended June 30, 2007.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)
New Accounting Standards
In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This statement will become effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” This statement amends the disclosure requirements for derivative instruments and hedging activities in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. At initial adoption, comparative disclosures for earlier periods is encouraged, but not required. The company currently is evaluating the impact of this recently issued standard on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements - an amendment of ARB No. 51.” This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement requires consolidated net income attributable to both the parent and the noncontrolling interest to be reported and disclosed in the consolidated financial statements. This statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008 and shall be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented. Early adoption is prohibited. The company currently is evaluating the impact of this recently issued standard on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141R requires that costs incurred to effect the acquisition be recognized separately from the acquisition as period costs. SFAS No. 141R also requires the recognition of restructuring costs that the acquirer expects to incur, but is not obligated to incur, separately from the business combination. In addition, this statement requires an acquirer to recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Other key provisions of this statement include the requirement to recognize the acquisition-date fair values of research and development assets separately from goodwill and the requirement to recognize changes in the amount of deferred tax benefits that are recognizable due to the business combination in either income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. At June 30, 2008,

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)
the company had amounts recorded in its financial statements for unrecognized tax benefits and deferred tax valuation allowances related to past acquisitions. Any reversal of these amounts prior to the adoption of SFAS No. 141R would affect goodwill. However, subsequent to the adoption of SFAS No. 141R, any reversals would affect the income tax provision in the period of reversal. With the exception of certain tax-related aspects described above, this statement applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. The company currently is evaluating the impact of this recently issued standard on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to make an irrevocable election to measure many financial instruments and certain other items at fair value at specified election dates. The fair value option may be applied instrument by instrument and must be applied to entire instruments. Unrealized gains and losses on items for which the entity elects the fair value option are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The company adopted this standard on January 1, 2008 and did not elect to measure any financial instruments or other items at fair value that previously were not required under other accounting standards.
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
3. Stock-Based Compensation
The company utilizes the 2005 Stock Incentive Plan (2005 Plan) to provide equity awards to its key employees and directors. Key employees and directors may also receive equity compensation under the company’s deferred compensation plans. The 2005 Plan, approved by the company’s shareholders on April 25, 2005, provides for the granting of stock appreciation rights, restricted and unrestricted shares, share units and options to buy common shares up to an aggregate of 4,000,000 common shares, of which no more than 2,000,000 can be settled as full-value awards. After the 2,000,000 limit has been reached, full-value awards are counted in a 3-to-1 ratio against the 4,000,000 limit. Options become exercisable 50% one year after date of grant, 75% after two years, 100% after three years and expire 10 years after the date of grant. In addition, the 2005 Plan provides each nonemployee director of the company an automatic annual grant of restricted stock units worth approximately $0.1 million based on the fair market value of the company’s common shares on the date of each Annual Meeting of Shareholders. These restricted stock units vest one year after the grant date. For all grants of share-based awards, fair market value is determined using the closing price of the company’s common shares on the date of grant.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)
The fair value of share-based payment awards is estimated using the Black-Scholes option pricing model. There were 253,100 and 213,200 stock options granted during the six months ended June 30, 2008 and 2007, respectively. The weighted-average assumptions used to value the options granted were as follows:

	Six Months Ended
	June 30,
	2008	2007
Risk-free interest rate	3.5%	4.8%
Dividend yield	2.1%	2.0%
Expected volatility	20.0%	17.8%
Expected life (years)	6.5	10.0
Weighted-average fair value per share of options granted during the period	$12.27	$14.68
The company uses treasury shares for all net common shares issued pursuant to the 2005 Plan and the deferred compensation plans. The company issued 29,750 and 97,475 common shares from treasury shares upon exercise of employee stock options during the three and six months ended June 30, 2008, respectively. The company issued 527,210 and 838,133 common shares from treasury shares upon exercise of employee stock options during the three and six months ended June 30, 2007, respectively. Cash received from option exercises during the six months ended June 30, 2008 and 2007 was $3.0 million and $24.9 million, respectively. When options are exercised, the company receives a tax deduction for the excess of the stock price over the exercise price of the options. In addition, when the company issues share-based awards pursuant to the 2005 Plan, the company receives a tax deduction equal to the fair market value of the company’s common shares on the date of issuance. The company realized a reduction in its income tax payable of $2.0 million and $8.0 million for the six months ended June 30, 2008 and 2007, respectively, relating to the exercise of stock options and the issuance of awards. For accounting purposes, these tax benefits were realized as increases in paid-in capital included in the common shares caption in shareholders’ equity (see Note 11).
At June 30, 2008, there was $19.1 million of total pretax unrecognized compensation cost related to all stock-based awards that were not vested. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Under the company’s long-term incentive program (LTIP), dollar-based target awards are determined by the organization and compensation committee of the board of directors for three-year performance periods. During the six months ended June 30, 2008, the award for the 2005-2007 performance period was distributed resulting in the issuance of 134,578 common shares and the deferral of 96,969 common shares into a deferred compensation plan. During the six months ended June 30, 2007, the award for the 2004-2006 performance period was distributed resulting in the issuance of 71,658 common shares as well as a cash distribution and the deferral of 106,882 common shares into a deferred compensation plan.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)
The following table identifies the number of common shares expected to be issued based on current LTIP performance measures and the fair market value of the company’s common shares on the date of grant for the performance shares granted:

		Fair Market
	Expected	Value of
	Number of Common	Common Shares
Award	Shares to be Issued	on Date of Grant
2006–2008	286,018	$43.07
2007–2009	252,744	$53.07
2008–2010	116,990	$58.45
Performance-based share awards at June 30, 2008 and changes during the six months ended June 30, 2008 were as follows:

		Weighted-
		Average
		Grant Date
	Share	Fair Value
	Units	Per Share
Nonvested at January 1, 2008	543,998	$47.76
Granted	116,990	$58.45
Performance increase	–	$–
Vested	–	$–
Forfeited	(5,236)	$48.04

Nonvested at June 30, 2008	655,752	$49.67

Total stock-based compensation expense recognized in the consolidated statements of income for the three and six months ended June 30, 2008 was $1.3 million and $5.5 million, respectively, compared with $5.4 million and $14.5 million, respectively, for the three and six months ended June 30, 2007. The related tax benefit for the three and six months ended June 30, 2008 was $0.4 million and $1.9 million, respectively, compared with $1.9 million and $5.1 million, respectively, for the three and six months ended June 30, 2007.
In prior years, certain international employees received stock-based awards that are similar to stock appreciation rights. These awards vested 50% one year after grant, 75% two years after grant and 100% three years after grant and have a 10-year exercise period from the date of grant. The value of these awards is based on the fair market value of the company’s common shares and is paid in cash upon employee exercise. The value of the unexercised portion of these fully vested stock-based awards is accounted for as a liability award. Credits to compensation expense recognized in the consolidated statements of income for the three and six months ended June 30, 2008 were $2.1 million and $1.9 million, respectively, compared with compensation expense of $1.9 million and $2.7 million, respectively, for the three and six months ended June 30, 2007. These amounts are included in the total stock-based compensation expense reported above.
4. Acquisitions
On November 1, 2007, the company completed the acquisition of the refrigeration lubricants business of Croda International Plc (Croda) for approximately $123.7 million in cash, net of a $0.9 million purchase price adjustment

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)
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
The pro forma impacts of acquisitions in 2007 were immaterial to the company’s consolidated financial statements.
5. Inventories
The company’s inventories were comprised of the following:

	June 30,	December 31,
	2008	2007
Finished products	$366.8	$332.7
Products in process	99.7	105.0
Raw materials	151.0	132.2
Supplies and engine test parts	34.7	30.1

Total inventories	$652.2	$600.0

6. Goodwill and Intangible Assets
Goodwill is tested for impairment at the reporting unit level as of October 1 each year or more frequently if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)
The carrying amount of goodwill by reportable segment at June 30, 2008 follows:

	Lubrizol
	Advanced	Lubrizol
	Materials	Additives	Total
Balance, January 1, 2008	$1,010.9	$159.9	$1,170.8
Translation and other adjustments	22.7	0.2	22.9

Balance, June 30, 2008	$1,033.6	$160.1	$1,193.7

The following table shows the components of identifiable intangible assets:

	June 30, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists	$199.6	$41.4	$195.5	$34.6
Technology	155.4	60.9	155.1	55.1
Trademarks	25.1	8.4	23.6	7.2
Patents	15.1	6.5	14.4	5.7
Land-use rights	11.0	1.7	10.3	1.5
Non-compete agreements	2.1	1.2	2.6	1.0

Total amortized intangible assets	408.3	120.1	401.5	105.1
Non-amortized trademarks	88.3	–	84.9	–

Total	$496.6	$120.1	$486.4	$105.1

Definite-lived intangible assets are amortized over their useful lives, which range between 3 and 50 years. The company’s indefinite-lived intangible assets consist of certain trademarks that are tested for impairment each year as of October 1 or more frequently if impairment indicators arise. Indefinite-lived trademarks are assessed for impairment separately from goodwill. Annual intangible amortization expense for the next five years will approximate $26.8 million in 2008, $25.1 million in 2009, $25.0 million in 2010, $24.8 million in 2011 and $24.4 million in 2012.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)
7. Comprehensive Income
Total comprehensive income was comprised of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net income	$78.1	$81.0	$151.7	$152.3
Foreign currency translation adjustment	(13.8)	10.3	62.4	20.3
Pension and other postretirement benefit plans	0.2	–	0.7	–
Unrealized gain – natural gas hedges	3.4	(0.7)	6.2	0.8
Amortization of treasury rate locks	0.8	0.8	1.9	1.5

Total comprehensive income	$68.7	$91.4	$222.9	$174.9

8. Segment Reporting
The company is organized into two operating and reportable segments: Lubrizol Additives and Lubrizol Advanced Materials. The Lubrizol Additives segment represented 68% of the company’s consolidated revenues for the three and six months ended June 30, 2008. The Lubrizol Advanced Materials segment represented 32% of the company’s consolidated revenues for the three and six months ended June 30, 2008.
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
The Lubrizol Advanced Materials segment consists of three product lines: (i) engineered polymers, (ii) performance coatings and (iii) Noveon® consumer specialties. The engineered polymers product line is characterized by products such as TempRite® engineered polymers and Estane® thermoplastic polyurethane. Engineered polymers products are sold to a diverse customer base comprised of major manufacturers in the construction, automotive, telecommunications, electronics and recreation industries. The performance coatings product line includes high-performance polymers and additives for paints, coatings and adhesives, graphic arts, paper and textiles and plastics applications. The Noveon consumer specialties product line is characterized by global production of acrylic thickeners, specialty monomers, film formers, fixatives, emollients, silicones, surfactants and process chemicals. The company markets products in the Noveon consumer specialties product line to the personal care and pharmaceutical industries. The Noveon consumer specialties products are sold to customers worldwide and these customers include major manufacturers of cosmetics, personal care products, water soluble polymers and household products.
The company primarily evaluates performance and allocates resources based on segment operating income, defined as revenues less expenses identifiable to the product lines included within each segment, as well as projected future

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)
returns. Segment operating income reconciles to consolidated income before income taxes by deducting net corporate expenses that are not attributed to the operating segments, restructuring and impairment charges (credits) and net interest expense.
The following table presents a summary of the results of the company’s reportable segments:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenues from external customers:
Lubrizol Additives	$923.5	$759.0	$1,749.7	$1,455.0
Lubrizol Advanced Materials	426.7	395.6	827.8	776.3

Total revenues	$1,350.2	$1,154.6	$2,577.5	$2,231.3

Segment operating income:
Lubrizol Additives	$117.2	$106.3	$230.0	$207.2
Lubrizol Advanced Materials	37.1	43.5	67.9	88.9

Segment operating income	154.3	149.8	297.9	296.1

Corporate expenses	(12.5)	(17.6)	(33.7)	(39.3)
Corporate other income (expense)-net	0.5	(0.9)	3.7	(1.4)
Restructuring and impairment (charges) credits	(14.6)	(0.9)	(19.4)	1.5
Interest expense-net	(17.6)	(17.5)	(31.3)	(34.6)

Income before income taxes	$110.1	$112.9	$217.2	$222.3

The company’s total assets by segment were as follows:

	June 30,	December 31,
	2008	2007
Segment total assets:
Lubrizol Additives	$1,841.4	$1,663.4
Lubrizol Advanced Materials	2,328.5	2,240.0

Total segment assets	4,169.9	3,903.4

Corporate assets	645.3	740.4

Total consolidated assets	$4,815.2	$4,643.8

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)
9. Pension and Postretirement Benefits
The components of net periodic pension cost and net periodic non-pension postretirement benefit cost consisted of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Pension benefits:
Service cost - benefits earned during period	$8.2	$8.0	$15.7	$15.5
Interest cost on projected benefit obligation	11.2	9.9	22.2	19.7
Expected return on plan assets	(9.2)	(8.5)	(19.0)	(17.1)
Amortization of prior service costs	0.8	0.7	1.5	1.4
Recognized net actuarial loss	0.9	1.3	1.6	2.5

Net periodic pension cost	$11.9	$11.4	$22.0	$22.0

Other postretirement benefits:
Service cost - benefits earned during period	$0.4	$0.4	$0.9	$0.8
Interest cost on projected benefit obligation	1.6	1.5	3.1	2.9
Amortization of prior service credits	(1.7)	(1.6)	(3.4)	(3.2)
Amortization of initial net obligation	0.2	0.1	0.3	0.2
Recognized net actuarial loss	0.3	0.3	0.5	0.6
Settlement / curtailment gain	–	–	(1.1)	–

Net periodic non-pension postretirement benefit cost	$0.8	$0.7	$0.3	$1.3

Expected employer contributions worldwide for pension benefits in 2008 approximate $35.2 million for the qualified plans, of which $11.4 million was contributed during the six months ended June 30, 2008. The portion of the 2008 total expected contributions attributable to the U.S. qualified pension plans is $19.6 million, of which $6.3 million was contributed during the six months ended June 30, 2008. The non-qualified pension plans and other postretirement benefit plans are unfunded. As a result, the 2008 expected contributions to these plans of $1.6 million and $5.1 million, respectively, represent actuarial estimates of future assumed payments based on historic retirement and payment patterns as well as medical trend rates and historical claim information, as appropriate.
10. Restructuring and Impairment Charges (Credits)
During the three and six months ended June 30, 2008, the company recorded aggregate restructuring and impairment charges of $14.6 million and $19.4 million, respectively. The restructuring and impairment charges during the first half of 2008 primarily related to business improvement initiatives in the performance coatings product line of the Lubrizol Advanced Materials segment. In the second quarter of 2008, the company announced additional steps in the improvement of its U.S. performance coatings business. Manufacturing of certain products at various locations will cease or be transferred to more efficient production sites in order to align manufacturing with the company’s end-use markets. In addition, the company restructured its sales, marketing and research and development organizations within the performance coatings product line in the second quarter of 2008. The company also completed the disposition of a textile compounding plant and recognized an asset impairment for a textile coatings production line in the first quarter of 2008. Collectively, these business improvement initiatives

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)
resulted in impairment charges of $14.4 million, exit costs of $0.4 million and severance of $4.1 million for the six months ended June 30, 2008. The company does not expect to incur significant future charges related to these previously announced plans.
The following table shows the reconciliation of the restructuring liability since January 1, 2008 by major restructuring activity:

	Liability	Restructuring			Liability
	January 1,	and Impairment		Non-cash	June 30,
	2008	Charges	Cash Paid	Adjustments	2008
Performance Coatings 2008 business improvement initiatives	$–	$18.9	$(2.2)	$(14.4)	$2.3
Lubrizol Advanced Materials plant closures and sale, production line impairments and workforce reductions	0.4	0.5	(0.3)	(0.4)	0.2
Bromborough, U.K. plant closure and sale	0.1	–	–	(0.1)	–
Noveon International, Inc. restructuring liabilities assumed	0.5	–	–	–	0.5

	$1.0	$19.4	$(2.5)	$(14.9)	$3.0

The net restructuring and impairment credit of $1.5 million in the first half of 2007 primarily related to a pretax gain of $2.8 million recorded on the sale of the Lubrizol Additives manufacturing facility located in Bromborough, United Kingdom in January 2007 for net cash proceeds of $5.9 million.
On July 29, 2008, the company announced a plan to close a Lubrizol Additives blending, packaging and warehouse site in Ontario, Canada. The company determined that operation of the facility was not sustainable for the long term as the facility’s current and projected volumes, which have been below historical levels, cannot support its cost structure. Operations at the facility are expected to end by June 30, 2009. Approximately 30 employees will be impacted by this facility closure. The facility closure is expected to result in restructuring and impairment charges of approximately $10.9 million, of which $5.6 million is expected to be recognized in the second half of 2008.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)
11. Shareholders’ Equity
The following table summarizes the changes in shareholders’ equity since January 1, 2008:

		Shareholders’ Equity
				Accumulated
	Number of			Other
	Shares	Common	Retained	Comprehensive
	Outstanding	Shares	Earnings	Income	Total
Balance, January 1, 2008	68.4	$763.6	$1,128.7	$59.0	$1,951.3

Comprehensive income:
Net income		–	151.7	–	151.7
Other comprehensive income		–	–	71.2	71.2

Total comprehensive income					222.9
Dividends declared			(42.1)		(42.1)
Deferred stock compensation	–	(2.6)	–	–	(2.6)
Common shares – treasury:
Common shares purchased	(0.9)	(1.7)	(48.4)	–	(50.1)
Shares issued upon exercise of stock options and awards	0.2	5.0	–	–	5.0

Balance, June 30, 2008	67.7	$764.3	$1,189.9	$130.2	$2,084.4

12. Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosure about fair value measurements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but simplifies and codifies related guidance within U.S. GAAP. This statement defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 classifies the inputs used to measure fair value into three tiers. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. SFAS No. 157 is effective for fiscal years and interim periods beginning after November 15, 2007. SFAS No. 157 requires adoption prospectively as of the beginning of the fiscal year in which this statement initially is applied, with the exception of certain financial instruments, in which adoption is applied retrospectively as of the beginning of the fiscal year in which this statement initially is applied.
In February 2008, the FASB issued FASB Staff Position (FSP) 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP 157-2 “Effective Date of Statement 157.” FSP 157-1 removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 deferred the effective date of SFAS No. 157 for all nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The company adopted the required provisions of SFAS No. 157 for financial assets and liabilities on January 1, 2008. The company’s adoption of this standard for

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)
financial assets and liabilities did not have a material impact on its consolidated financial statements. The company currently is evaluating the impact of adopting the provisions of SFAS No. 157 for nonfinancial assets and liabilities on its consolidated financial statements.
The company estimates the fair value of financial instruments using available market information and generally accepted valuation methodologies. The following table shows the company’s financial assets and liabilities accounted for at fair value on a recurring basis at June 30, 2008:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active Markets	Other	Unobservable
	June 30,	for Identical Assets	Observable Inputs	Inputs
	2008	Level 1	Level 2	Level 3
Assets:
Forward commodity contracts (1)	$8.9	$–	$8.9	$–
Interest rate swaps (2)	2.6	–	2.6	–

Total	$11.5	$–	$11.5	$–

Liabilities:
Deferred compensation plans (3)	$20.4	$20.4	$–	$–

(1)	The fair values of forward commodity contracts are based on counterparty quotes of market forward rates and reflect the present value of the amount that the company would pay or receive for contracts involving the same notional amounts and maturity dates.

(2)	The fair value of interest rate swaps is obtained from counterparty quotes, which use discounted cash flows and the then-applicable forward interest rates.

(3)	The company allows directors and senior management to defer their fees, salary and incentive compensation into a non-qualified deferred compensation plan, which is funded informally through trust-owned life insurance held in a rabbi trust. Deferrals can be made into various cash investment accounts and/or a share unit account. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying investments, including the company’s common share price if amounts are held in a share unit account at the end of the reporting period.
13. Contingencies
The company has numerous purchase commitments for materials, supplies and energy in the ordinary course of business. The company also has numerous sales commitments for product supply contracts in the ordinary course of business.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)
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
The company’s environmental reserves, measured on an undiscounted basis, totaled $14.6 million at June 30, 2008 and $18.7 million at December 31, 2007. Of these amounts, $8.2 million and $5.3 million were included in accrued expenses and other current liabilities at June 30, 2008 and December 31, 2007, respectively. Goodrich provided Noveon International with an indemnity for various environmental liabilities. The company estimates Goodrich’s share of such currently identified liabilities under the indemnity, which extends through February 2011, to be approximately $1.8 million of which $0.6 million of the recovery is included in receivables and $1.2 million is included in other assets. There are specific environmental contingencies for company-owned sites for which third parties such as past owners and/or operators are the named PRPs and also for which the company is indemnified by Goodrich. Goodrich currently is indemnifying Noveon International for several environmental remediation projects. Goodrich’s share of all of these liabilities may increase to the extent such third parties fail to honor their obligations through February 2011.

THE LUBRIZOL CORPORATION
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)
The company believes that its environmental accruals are adequate based on currently available information and that it is reasonably possible that $8.2 million in additional costs may be incurred at certain locations beyond the amounts accrued as a result of new information, newly discovered conditions, changes in remediation standards or technologies or a change in the law. Additionally, as the indemnification from Goodrich extends through February 2011, changes in assumptions regarding when costs will be incurred may result in additional expenses to the company. Additional costs in excess of $8.2 million currently cannot be estimated.
Indemnifications
In connection with the sale of the food ingredients and industrial specialties business to SPM Group Holdings, LLC, now known as Emerald Performance Materials, LLC (Emerald), in May 2006, the company has provided indemnifications to Emerald with respect to the business sold. These indemnifications have been associated with the price and quantity of raw material purchases, permit costs, costs incurred due to the inability to obtain permits and environmental matters. In each of these circumstances, payment by the company is dependent on Emerald filing a claim. In addition, the company’s obligations under these agreements may be limited in terms of time and/or amount. The indemnifications related to the price of raw material purchases expired on December 31, 2007. It is not possible to predict the maximum potential amount of future payments under certain of these agreements due to the conditional nature of the company’s obligations and the unique facts and circumstances involved in each particular agreement. For those indemnification agreements where a payment by the company is probable and estimable, a liability has been recorded at June 30, 2008. The company believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on the company’s business, financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In Millions of Dollars Except Per Share Data)
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
On July 29, 2008, we announced a plan to close a Lubrizol Additives blending, packaging and warehouse site in Ontario, Canada. We determined that operation of the facility was not sustainable for the long term as the facility’s current and projected volumes, which have been below historical levels, cannot support its cost structure. We expect operations at the facility to end by June 30, 2009. Approximately 30 employees will be impacted by this facility closure. We expect the facility closure to result in restructuring and impairment charges of approximately $10.9 million, of which $5.6 million is expected to be recognized in the second half of 2008.
During the three and six months ended June 30, 2008, we recorded aggregate restructuring and impairment charges of $14.6 million and $19.4 million, respectively. The restructuring and impairment charges during the first half of 2008 primarily related to business improvement initiatives in the performance coatings product line of the Lubrizol Advanced Materials segment. In the second quarter of 2008, we announced additional steps in the improvement of our U.S. performance coatings business. Manufacturing of certain products at various locations will cease or be transferred to more efficient production sites in order to align manufacturing with our end-use markets. In addition, we restructured the sales, marketing and research and development organizations within our performance coatings product line in the second quarter of 2008. We also completed the disposition of a textile compounding plant and recognized an asset impairment for a textile coatings production line in the first quarter of 2008. Collectively, these business improvement initiatives resulted in impairment charges of $14.4 million, exit costs of $0.4 million and severance of $4.1 million for the six months ended June 30, 2008. We expect second half of 2008 charges related to these previously announced plans to approximate $0.4 million. We expect the actions that we have announced to date to generate cost savings of approximately $3.0 million in 2008 and more than $7.0 million in 2009.
On March 25, 2008, we announced our decision to launch a 10-year phased investment plan to upgrade and increase global capacity in our Lubrizol Additives segment. We will implement an extensive debottlenecking program at our existing facilities as well as a greenfield investment in China. In an effort to meet the evolving demands of the global lubricant and fuel additives market, we will increase investments to keep pace with growth in global additive demand and to ensure the security of future supply. As part of the 10-year plan, we signed a letter of intent to reserve land use rights in China for a wholly owned manufacturing plant, which will be developed and phased-in as market needs require. By phasing in selective capacity additions in China, we aim to respond to lubricant growth in Asia and better match our manufacturing capability with global demand patterns. We expect that the debottlenecking and China investment will require a $200.0 million investment over the next decade.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2008 Compared With Three Months Ended June 30, 2007
Net income decreased $2.9 million to $78.1 million for the three months ended June 30, 2008 compared with $81.0 million for the same period in 2007. The decrease in earnings primarily was due to higher raw material costs, an increase in restructuring and impairment charges, higher manufacturing expenses and an increase in the effective tax rate, mostly offset by an improvement in the combination of price and product mix, increased volume, a favorable currency impact and contributions from an acquisition.

	Three Months
	Ended June 30,
	2008	2007	$ Change	% Change
Revenues	$1,350.2	$1,154.6	$195.6	17%
Cost of sales	1,044.7	858.8	185.9	22%

Gross profit	305.5	295.8	9.7	3%

Selling and administrative expenses	101.9	103.4	(1.5)	(1%)
Research, testing and development expenses	55.7	53.7	2.0	4%
Amortization of intangible assets	7.0	5.9	1.1	19%
Restructuring and impairment charges	14.6	0.9	13.7	*
Other (income) expense-net	(1.4)	1.5	(2.9)	*
Interest income	(3.1)	(6.9)	3.8	(55%)
Interest expense	20.7	24.4	(3.7)	(15%)

Income before income taxes	110.1	112.9	(2.8)	(2%)
Provision for income taxes	32.0	31.9	0.1	–

Net income	$78.1	$81.0	$(2.9)	(4%)

Net income per share, basic	$1.14	$1.17	$(0.03)	(3%)

Net income per share, diluted	$1.13	$1.15	$(0.02)	(2%)

*	Calculation not meaningful
Revenues The increase in revenues for the three months ended June 30, 2008 compared with the same period in 2007 was due to an 8% improvement in the combination of price and product mix, a 5% increase in volume and a 4% favorable currency impact. Included in these factors were incremental revenues from a 2007 acquisition, which contributed 2% to revenues for the quarter.

Analysis of Volume - 2008 vs. 2007 Volume patterns vary in different geographic zones. The following table shows the geographic break-down of our volume for the three months ended June 30, 2008 as well as the percentage changes compared with the same period in 2007:

			Excluding
	2nd Quarter	2nd Quarter	the Impact of
	2008	2008 vs. 2007	Acquisitions
	Volume	% Change	% Change
North America	42%	(6%)	(7%)
Europe	26%	5%	3%
Asia-Pacific / Middle East	25%	25%	23%
Latin America	7%	26%	24%

Total	100%	5%	4%

Segment volume variances by geographic zone, as well as the factors explaining the changes in segment revenues for the three months ended June 30, 2008 compared with the same period in 2007, are contained within the “Segment Analysis” section.
Cost of Sales The increase in cost of sales for the three months ended June 30, 2008 compared with the same period in 2007 primarily was due to higher raw material costs, higher manufacturing expenses and an increase in volume. Average raw material cost increased 20% in the second quarter of 2008 compared with the same period in 2007. Total manufacturing expenses increased 6% in the second quarter of 2008 compared with the same quarter last year primarily due to an unfavorable currency impact, increased salaries and benefits and higher utilities, partially offset by lower environmental-related charges. On a per-unit-sold basis, manufacturing costs increased 1% in the second quarter of 2008 compared with the same quarter in the prior year.
Gross Profit Gross profit increased $9.7 million, or 3%, for the three months ended June 30, 2008 compared with the same period in 2007. The increase primarily was due to an improvement in the combination of price and product mix, higher volume and a favorable currency impact, partially offset by higher average raw material cost and higher manufacturing expenses. Our gross profit percentage decreased in the second quarter of 2008 to 22.6% compared with 25.6% in the same quarter last year as the increase in revenues from higher volumes and pricing improvements to recover higher raw material costs was substantially greater than the increase in gross profit dollars.
Selling and Administrative Expenses Selling and administrative expenses decreased $1.5 million, or 1.5%, for the three months ended June 30, 2008 compared with the same period in 2007. The decrease primarily was due to lower incentive compensation expense, partially offset by an unfavorable currency impact and higher costs associated with the implementation of a common information systems platform primarily in the Lubrizol Advanced Materials segment.
Research, Testing and Development Expenses Research, testing and development expenses increased $2.0 million, or 4%, in the second quarter of 2008 compared with the same quarter in 2007 primarily due to an increase in outside testing expenses and unfavorable currency.
Restructuring and Impairment Charges We recorded aggregate restructuring and impairment charges of $14.6 million for the three months ended June 30, 2008. In the second quarter of 2008, we announced additional steps in the improvement of our U.S. performance coatings business. Manufacturing of certain products at various locations will cease or be transferred to more efficient production sites in order to align manufacturing with our end-use markets. In addition, we restructured the sales, marketing and research and development organizations within our performance coatings product line in the second quarter of 2008.

The components of restructuring and impairment charges are detailed as follows:

	Three Months Ended June 30, 2008
	Asset	Other Plant
	Impairments	Exit Costs	Severance	Total
Performance Coatings 2008 business improvement initiatives	$10.4	$0.4	$3.3	$14.1
Lubrizol Advanced Materials plant closures and workforce reductions	0.3	–	0.2	0.5

Total restructuring and impairment charges	$10.7	$0.4	$3.5	$14.6

	Three Months Ended June 30, 2007
	Asset	Other Plant
	Impairments	Exit Costs	Severance	Total
Lubrizol Advanced Materials plant closures and workforce reductions	$0.5	$–	$0.3	$0.8
Bromborough, U.K. plant closure and sale	–	0.1	–	0.1

Total restructuring and impairment charges	$0.5	$0.1	$0.3	$0.9

Interest Income The decrease in interest income in the second quarter of 2008 compared with the same period in 2007 primarily was due to our lower cash and short-term investment balance and lower average interest rate.
Interest Expense The decrease in interest expense in the second quarter of 2008 compared with the same period in 2007 was due to our reduced debt balance and lower average interest rate.
Provision for Income Taxes Our effective tax rate was 29.1% in the second quarter of 2008 compared with 28.3% in the same prior-year quarter. The effective tax rate for the second quarter of 2008 benefited from a decrease in U.S. tax on foreign income and an improvement in geographic earnings mix. The effective tax rate for the second quarter of 2007 benefited from the favorable resolution of tax matters from prior years.
Net Income Primarily as a result of the above factors, net income per diluted share decreased 2% to $1.13 for the three months ended June 30, 2008 compared with $1.15 in the same period in 2007.

Six Months Ended June 30, 2008 Compared With Six Months Ended June 30, 2007
Net income decreased $0.6 million to $151.7 million for the six months ended June 30, 2008 compared with $152.3 million for the same period in 2007. The decrease in earnings primarily was due to higher raw material and manufacturing expenses, an increase in net restructuring and impairment charges and higher selling, technology, administrative and research (STAR) expenses, mostly offset by an improvement in the combination of price and product mix, an increase in volume, a favorable currency impact, lower net interest costs and contributions from acquisitions.

	Six Months
	Ended June 30,
	2008	2007	$ Change	% Change
Revenues	$2,577.5	$2,231.3	$346.2	16%
Cost of sales	1,979.2	1,657.1	322.1	19%

Gross profit	598.3	574.2	24.1	4%

Selling and administrative expenses	210.5	205.7	4.8	2%
Research, testing and development expenses	109.8	105.4	4.4	4%
Amortization of intangible assets	14.0	11.9	2.1	18%
Restructuring and impairment charges (credits)	19.4	(1.5)	20.9	*
Other income-net	(3.9)	(4.2)	0.3	(7%)
Interest income	(7.3)	(14.0)	6.7	(48%)
Interest expense	38.6	48.6	(10.0)	(21%)

Income before income taxes	217.2	222.3	(5.1)	(2%)
Provision for income taxes	65.5	70.0	(4.5)	(6%)

Net income	$151.7	$152.3	$(0.6)	–

Net income per share, basic	$2.22	$2.20	$0.02	1%

Net income per share, diluted	$2.19	$2.17	$0.02	1%

*	Calculation not meaningful
Revenues The increase in revenues for the six months ended June 30, 2008 compared with the same period in 2007 was due to a 6% increase in volume, a 6% improvement in the combination of price and product mix and a 4% favorable currency impact. Included in these factors were incremental revenues from our 2007 acquisitions, which contributed 2% to revenues for the period. We experienced volume gains in all geographic zones except North America.

Analysis of Volume - 2008 vs. 2007 Volume patterns vary in different geographic zones. The following table shows the geographic break-down of our volume for the six months ended June 30, 2008 as well as the percentage changes compared with the same period in 2007:

			Excluding
	Year-to-Date	Year-to-Date	the Impact of
	2008	2008 vs. 2007	Acquisitions
	Volume	% Change	% Change
North America	43%	(4%)	(5%)
Europe	27%	7%	5%
Asia-Pacific / Middle East	23%	19%	17%
Latin America	7%	27%	26%

Total	100%	6%	4%

Segment volume variances by geographic zone, as well as the factors explaining the changes in segment revenues for the six months ended June 30, 2008 compared with the same period in 2007, are contained within the “Segment Analysis” section.
Cost of Sales The increase in cost of sales for the six months ended June 30, 2008 compared with the same period in 2007 primarily was due to higher raw material and manufacturing costs and an increase in volume. Average raw material cost increased 17% in the first half of 2008 compared with the same period in 2007. Total manufacturing expenses increased 6% in the first half of 2008 compared with the same period last year primarily due to an unfavorable currency impact, increased salaries and benefits, utilities and maintenance materials and contract labor costs, partially offset by lower environmental-related charges. On a per-unit-sold basis, manufacturing costs increased 1% in the first half of 2008 compared with the same period in the prior year.
Gross Profit Gross profit increased $24.1 million, or 4%, for the six months ended June 30, 2008 compared with the same period in 2007. The increase primarily was due to an improvement in the combination of price and product mix, higher volume and a favorable currency impact, partially offset by higher average raw material cost and higher manufacturing expenses. Our gross profit percentage decreased to 23.2% in the first half of 2008 compared with 25.7% in the same period last year as the increase in revenues from higher volumes and pricing improvements to recover higher raw material costs was substantially greater than the increase in gross profit dollars.
Selling and Administrative Expenses Selling and administrative expenses increased $4.8 million, or 2%, for the six months ended June 30, 2008 compared with the same period in 2007. The increase primarily was due to an increase in salaries and benefits, mostly attributable to annual merit increases and growth resources in the Lubrizol Advanced Materials segment, an unfavorable currency impact and an increase associated with the implementation of a common information systems platform primarily in the Lubrizol Advanced Materials segment, partially offset by a decrease in incentive compensation expense.
Research, Testing and Development Expenses Research, testing and development expenses increased $4.4 million, or 4%, in the first half of 2008 compared with the same period in 2007 primarily due to higher outside testing expenses and unfavorable currency.
Restructuring and Impairment Charges (Credits) In the first half of 2008, we recorded aggregate restructuring and impairment charges of $19.4 million primarily related to business improvement initiatives in the performance coatings product line of the Lubrizol Advanced Materials segment. In the second quarter of 2008, we announced additional steps in the improvement of our U.S. performance coatings business. Manufacturing of certain products at various locations will cease or be transferred to more efficient production sites in order to align manufacturing with our end-use markets. In addition, we restructured the sales, marketing and research and development organizations within our performance coatings product line in the second quarter of 2008. We also completed the disposition of a textile compounding plant and recognized an asset impairment for a textile coatings production line in the first quarter of 2008. In the first six months of 2007, we sold the Lubrizol Additives manufacturing facility located in Bromborough, United Kingdom. We received net cash proceeds of $5.9 million and recorded a pretax gain of $2.8 million upon closing of the sale in January 2007.
The components of restructuring and impairment charges (credits) are detailed as follows:

	Six Months Ended June 30, 2008
	Asset	Other Plant
	Impairments	Exit Costs	Severance	Total
Performance Coatings 2008 business improvement initiatives	$14.4	$0.4	$4.1	$18.9
Lubrizol Advanced Materials plant closures and workforce reductions	0.3	–	0.2	0.5

Total restructuring and impairment charges	$14.7	$0.4	$4.3	$19.4

	Six Months Ended June 30, 2007
	Asset
	Impairments	Other Plant
	(Gains)	Exit Costs	Severance	Total
Lubrizol Advanced Materials plant closures and workforce reductions	$0.5	$0.2	$0.4	$1.1
Bromborough, U.K. plant closure and sale	(2.8)	0.1	–	(2.7)
Other	–	–	0.1	0.1

Total restructuring and impairment (credits) charges	$(2.3)	$0.3	$0.5	$(1.5)

Other Income-Net Other income-net of $3.9 million in the first half of 2008 primarily consisted of a net favorable currency impact and a $2.0 million gain associated with the settlement of an antitrust lawsuit, partially offset by minority interest earnings. Other income-net of $4.2 million in the first half of 2007 primarily consisted of a $5.0 million gain recorded on the sale of land in the Lubrizol Additives segment.
Interest Income The decrease in interest income in the first half of 2008 compared with the same period in 2007 primarily was due to our lower cash and short-term investment balance and lower average interest rate.
Interest Expense The decrease in interest expense in the first half of 2008 compared with the same period in 2007 was due to our reduced debt balances and lower average interest rate.
Provision for Income Taxes Our effective tax rate was 30.2% in the first half of 2008 compared with 31.5% in the same period in 2007. The decrease in the effective tax rate primarily was a result of lower U.S. tax on foreign income and improvements in our geographic earnings mix, partially offset by the non-recurrence of a benefit from the favorable resolution in the second quarter of 2007 of tax matters from prior years.
Net Income Primarily as a result of the above factors, net income per diluted share increased 1% to $2.19 for the six months ended June 30, 2008 compared with $2.17 in the same period in 2007.

SEGMENT ANALYSIS
We primarily evaluate performance and allocate resources based on segment operating income, defined as revenues less expenses identifiable to the product lines included within each segment, as well as projected future returns. Segment operating income will reconcile to consolidated income before income taxes by deducting net corporate expenses that are not attributable to the operating segments, restructuring and impairment charges (credits) and net interest expense.
The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Lubrizol Additives	68%	66%	68%	65%
Lubrizol Advanced Materials	32%	34%	32%	35%

Segment Operating Income:
Lubrizol Additives	76%	71%	77%	70%
Lubrizol Advanced Materials	24%	29%	23%	30%
The operating results by segment were as follows:

	Three Months Ended				Six Months Ended
	June 30,			%	June 30,			%
	2008	2007	$ Change	Change	2008	2007	$ Change	Change
Revenues:
Lubrizol Additives	$923.5	$759.0	$164.5	22%	$1,749.7	$1,455.0	$294.7	20%
Lubrizol Advanced Materials	426.7	395.6	31.1	8%	827.8	776.3	51.5	7%

Total	$1,350.2	$1,154.6	$195.6	17%	$2,577.5	$2,231.3	$346.2	16%

Gross Profit:
Lubrizol Additives	$195.9	$186.4	$9.5	5%	$386.1	$354.5	$31.6	9%
Lubrizol Advanced Materials	109.6	109.4	0.2	–	212.2	219.7	(7.5)	(3%)

Total	$305.5	$295.8	$9.7	3%	$598.3	$574.2	$24.1	4%

Segment Operating Income:
Lubrizol Additives	$117.2	$106.3	$10.9	10%	$230.0	$207.2	$22.8	11%
Lubrizol Advanced Materials	37.1	43.5	(6.4)	(15%)	67.9	88.9	(21.0)	(24%)

Total	$154.3	$149.8	$4.5	3%	$297.9	$296.1	$1.8	1%

Three Months Ended June 30, 2008 Compared With Three Months Ended June 30, 2007
Lubrizol Additives Segment
Revenues Revenues increased 22% for the three months ended June 30, 2008 compared with the same period in 2007. The increase was due to a 9% increase in volume, an improvement in the combination of price and product mix of 8% and a 5% favorable currency impact. Included in these factors were the incremental revenues from the refrigeration lubricants acquisition completed in 2007, which contributed 3% to revenues in the quarter.
Volume patterns vary in different geographic zones. The following table shows the geographic break-down of our volume for the three months ended June 30, 2008 as well as the percentage changes compared with the same period in 2007:

			Excluding
	2nd Quarter	2nd Quarter	the Impact of
	2008	2008 vs. 2007	Acquisitions
	Volume	% Change	% Change
North America	32%	(6%)	(8%)
Europe	31%	9%	6%
Asia-Pacific / Middle East	29%	26%	24%
Latin America	8%	30%	28%

Total	100%	9%	7%

Stronger customer demand, emerging market growth and favorable customer order patterns in the Asia-Pacific / Middle East region, particularly China, led to increased volume in our international zones. The significant volume increase in Latin America was attributable to business gains earned in the second half of 2007. The volume decrease in North America for the three-month comparative period primarily was due to unfavorable order patterns, the introduction of more concentrated products and lower customer demand, partially offset by the favorable impact from an acquisition. The refrigeration lubricants acquisition contributed 2% to our overall volume increase in the second quarter of 2008 compared with the same period in 2007.
Gross Profit Gross profit increased $9.5 million, or 5%, in the second quarter of 2008 compared with the same prior-year quarter. The increase primarily related to improvements in the combination of price and product mix, higher volume, favorable currency and contributions from the refrigeration lubricants acquisition, substantially offset by higher raw material and manufacturing costs. Average raw material cost increased 21% for the three months ended June 30, 2008 compared with the same period in 2007. In the second quarter of 2008, we implemented a global price increase announced in the first quarter of 2008 to offset higher cost of sales associated with continued increases in raw material costs and energy-related operating expenses. During the second quarter, we experienced continued increases in these costs and, as a result, announced two additional global price increases in May and early July that will be implemented during the third quarter. Total manufacturing costs increased 11% in the second quarter of 2008 compared with the same period in 2007. The increase in total manufacturing costs primarily was due to higher volume, an unfavorable currency impact, higher utilities and increased salaries and benefits. Manufacturing costs on a per-unit-sold basis increased 3% for the three-month comparative period.
The gross profit percentage decreased to 21.2% for the three months ended June 30, 2008 from 24.6% in the same prior-year period as the increase in revenues from higher volumes and pricing improvements to recover higher raw material costs was substantially greater than the increase in gross profit dollars.
Selling, Technical, Administrative and Research Expenses STAR expenses decreased $1.0 million, or 1%, for the three months ended June 30, 2008 compared with the same prior-year period. The decrease in STAR expenses primarily was due to a decrease in incentive compensation expense, mostly offset by an unfavorable currency impact and higher testing costs with outside laboratories.
Other Expense-Net Other expense-net was $0.3 million for the three months ended June 30, 2008 compared with $1.3 million in 2007. The decrease in other expense-net primarily was due to a $2.0 million gain associated with the settlement of an antitrust lawsuit recorded in the second quarter of 2008.
Segment Operating Income Segment operating income increased 10% for the three months ended June 30, 2008 compared with the same period in 2007 due to the factors discussed above.
Lubrizol advanced materials Segment
Revenues Revenues increased 8% for the three months ended June 30, 2008 compared with the same period in 2007. The increase was due to a 7% increase in the combination of price and product mix and a 4% favorable currency impact, partially offset by a 3% decrease in volume.
Volume patterns vary in different geographic zones. The following table shows the geographic break-down of our volume for the three months ended June 30, 2008 as well as the percentage changes compared with the same period in 2007:

	2nd Quarter	2nd Quarter
	2008	2008 vs. 2007
	Volume	% Change
North America	65%	(7%)
Europe	17%	(7%)
Asia-Pacific / Middle East	14%	20%
Latin America	4%	9%

Total	100%	(3%)

Volume in North America decreased 7% as an increase in our Noveon® consumer specialties product line was more than offset by decreases in our performance coatings and engineered polymers product lines. The increase in our Noveon consumer specialties product line was due to strong customer demand in our surfactants and our AMPS® specialty monomers businesses. The decrease in our performance coatings product line was due to continued weakness in textile applications as well as lower demand in inks and paint and coatings applications. The decrease in our engineered polymers product line was due to lower demand in plumbing applications impacting our TempRite® engineered polymers business (TempRite). This decrease partially was offset by higher demand in our Estane® thermoplastic polyurethane business (Estane), predominately in film and sheet applications.
Volume in Europe decreased 7% as an increase in our engineered polymers product line was more than offset by decreases in our performance coatings and Noveon consumer specialties product lines. The increase in our engineered polymers product line was due to increased customer demand in plumbing and explosives applications. Volume decreased in our performance coatings product line as we experienced lower customer demand in paint and coatings and textile applications. Volume in our Noveon consumer specialties product line decreased due to business loss in our AMPS specialty monomers business largely as a result of production problems that occurred in 2007.

Volume in Asia-Pacific / Middle East increased 20% with increases in all of our product lines due to stronger customer demand in plumbing, personal care, paints and coatings, paper, packaging, geophysical and film and sheet applications.
Volume in Latin America increased 9% due to increases in our engineered polymers product line, partially offset by a decrease in our performance coatings product line. The increase in our engineered polymers product line was due to higher demand in plumbing applications. The decrease in our performance coatings product line was due to lower customer demand in inks and textile applications.
Gross Profit Gross profit increased $0.2 million in the second quarter of 2008 compared with the same prior-year quarter. The increase primarily related to volume increases in the Noveon consumer specialties product line and Estane business as well as improved pricing in Estane, offset by increased raw material costs, particularly in our TempRite business, and lower volumes in our performance coatings product line. In addition, we experienced a 20% increase in average raw material cost for the three months ended June 30, 2008 compared with the same period in 2007. Total manufacturing costs decreased 4% in the second quarter of 2008 compared with the same period in 2007 primarily due to lower environmental-related charges, partially offset by an unfavorable currency impact and increased salaries and benefits attributable to annual merit increases. Manufacturing costs on a per-unit-sold basis were level for the three-month comparative period.
The gross profit percentage decreased to 25.7% for the three months ended June 30, 2008 from 27.7% in the same prior-year period. The decrease in gross profit percentage primarily was due to increased raw material costs, which outpaced increased selling prices, and decreased volume.
Selling, Technical, Administrative and Research Expenses STAR expenses increased $6.5 million, or 11%, for the three months ended June 30, 2008 compared with the same prior-year period. The increase in STAR expenses primarily was due to higher costs associated with the implementation of a common information systems platform and unfavorable currency impact, partially offset by a decrease in incentive compensation expense and the favorable resolution of non-income tax related audits.
Segment Operating Income Segment operating income decreased 15% for the three months ended June 30, 2008 compared with the same period in 2007 due to the factors discussed above.
Six Months Ended June 30, 2008 Compared With Six Months Ended June 30, 2007
Lubrizol Additives Segment
Revenues Revenues increased 20% for the six months ended June 30, 2008 compared with the same period in 2007. The increase was due to a 9% increase in volume, an improvement in the combination of price and product mix of 6% and a 5% favorable currency impact. Included in these factors were the incremental revenues from our 2007 acquisitions, which contributed 3% to revenues in the period.

Volume patterns vary in different geographic zones. The following table shows the geographic break-down of our volume for the six months ended June 30, 2008 as well as the percentage changes compared with the same period in 2007:

			Excluding
	Year-to-Date	Year-to-Date	the Impact of
	2008	2008 vs. 2007	Acquisitions
	Volume	% Change	% Change
North America	33%	(2%)	(5%)
Europe	31%	11%	8%
Asia-Pacific / Middle East	28%	19%	17%
Latin America	8%	32%	31%

Total	100%	9%	7%

Stronger customer demand, emerging market growth and favorable customer order patterns in Asia-Pacific / Middle East, particularly China, led to increased volume in our international zones. The significant volume increase in Latin America was attributable to business gains earned in the second half of 2007. The volume decrease in North America for the six-month comparative period primarily was due to lower customer demand in both our product lines, partially offset by the favorable impact of acquisitions. Acquisitions contributed 2% to our overall volume increase for the first six months of 2008 compared with the same period in 2007.
Gross Profit Gross profit increased $31.6 million, or 9%, in the first half of 2008 compared with the same prior-year period. The increase primarily related to improvements in the combination of price and product mix, higher volume, favorable currency and contributions from acquisitions, substantially offset by increased raw material and manufacturing costs. Average raw material cost increased 18% for the six months ended June 30, 2008 compared with the same period in 2007. In the first half of 2008, we implemented several global price increases to offset higher cost of sales associated with continued increases in raw material and energy-related operating costs. The global price increases announced in May and early July of 2008 will be implemented during the third quarter. Total manufacturing costs increased 9% in the first half of 2008 compared with the same period in 2007. The increase in total manufacturing costs primarily was due to higher volume, an unfavorable currency impact, increased salaries and benefits, higher utilities and higher maintenance supplies and materials and contract labor costs. Manufacturing costs on a per-unit-sold basis were level for the six-month comparative period primarily due to efficiencies from higher production necessary to meet demand and to build inventories, which offset the increase in total manufacturing costs mentioned above.
The gross profit percentage decreased to 22.1% for the six months ended June 30, 2008 from 24.4% in the prior-year period as the increase in revenues from higher volumes and pricing improvements to recover higher raw material costs was substantially greater than the increase in gross profit dollars.
Selling, Technical, Administrative and Research Expenses STAR expenses increased $1.5 million, or 1%, for the six months ended June 30, 2008 compared with the same prior-year period. The increase in STAR expenses primarily was due to an increase in salaries and benefits attributable to annual merit increases and an unfavorable currency impact, mostly offset by a decrease in incentive compensation expense and lower costs for operating supplies and services.
Other (Income) Expense-Net Other expense-net was $2.1 million in 2008 compared with other income-net of $4.3 million in 2007. Other expense-net in the first half of 2008 included a $2.0 million gain associated with the settlement of an antitrust lawsuit, while other income-net in the first half of 2007 included a $5.0 million gain on the sale of land.
Segment Operating Income Segment operating income increased 11% for the six months ended June 30, 2008 compared with the same period in 2007 due to the factors discussed above.

Lubrizol advanced materials Segment
Revenues Revenues increased 7% for the six months ended June 30, 2008 compared with the same period in 2007. The increase was due to a 7% increase in the combination of price and product mix and a 3% favorable currency impact, partially offset by a 3% decrease in volume.
Volume patterns vary in different geographic zones. The following table shows the geographic break-down of our volume for the six months ended June 30, 2008 as well as the percentage changes compared with the same period in 2007:

	Year-to-Date	Year-to-Date
	2008	2008 vs. 2007
	Volume	% Change
North America	66%	(5%)
Europe	17%	(7%)
Asia-Pacific / Middle East	13%	16%
Latin America	4%	7%

Total	100%	(3%)

Volume in North America decreased 5% as an increase in our Noveon consumer specialties product line was more than offset by decreases in our performance coatings and engineered polymers product lines. The increase in our Noveon consumer specialties product line was due to strong customer demand as well as business gains in our surfactants business and higher demand in personal care applications. The decrease in our performance coatings product line was due to continued weakness in textile applications as well as lower demand in inks and paint and coatings applications. The decrease in our engineered polymers product line was due to lower demand in plumbing applications impacting our TempRite business. This decrease partially was offset by higher demand in our Estane business, predominately in film and sheet applications.
Volume in Europe decreased 7% as increases in our engineered polymers product line were more than offset by decreases in our performance coatings and Noveon consumer specialties product lines. The increase in our engineered polymers product line was due to increased customer demand in plumbing, industrial and explosives applications. Volume decreased in our performance coatings product line as we experienced lower customer demand in textile and paint and coatings applications. Volume in our Noveon consumer specialties product line decreased due to business loss in our AMPS specialty monomers business largely as a result of production problems that occurred in 2007.
Volume in Asia-Pacific / Middle East increased 16% with increases in all of our product lines due to stronger customer demand in plumbing, paints and coatings, paper, personal care, packaging, geophysical and film and sheet applications.
Volume in Latin America increased 7% due to increases in our engineered polymers product line, partially offset by a decrease in our performance coatings product line. The increase in our engineered polymers product line was due to business gains in plumbing and footwear applications. The decrease in our performance coatings product line was due to lower customer demand in inks and textile applications.
Gross Profit Gross profit decreased $7.5 million, or 3%, in the first half of 2008 compared with the same prior-year period. The decrease primarily related to increased raw material costs, particularly in our TempRite business, and lower volumes in our performance coatings product line. This decrease partially was offset by volume increases in the Noveon consumer specialties product line and Estane business as well as improved pricing in Estane. In addition, we experienced a 17% increase in average raw material cost for the six months ended June 30, 2008 compared with the same period in 2007. Total manufacturing costs increased 1% in the first half of 2008 compared with the same period in 2007 primarily due to an unfavorable currency impact, increased salaries and benefits attributable to annual merit increases and increased headcount to support capacity expansion, mostly offset by lower environmental-related charges and third party toll manufacturing costs. Manufacturing costs on a per-unit-sold basis increased 4% for the six-month comparative period.
The gross profit percentage decreased to 25.6% for the six months ended June 30, 2008 from 28.3% in the same prior-year period. The decrease in gross profit percentage primarily was due to increased raw material costs, which outpaced increased selling prices.
Selling, Technical, Administrative and Research Expenses STAR expenses increased $13.3 million, or 11%, for the six months ended June 30, 2008 compared with the same prior-year period. The increase in STAR expenses primarily was due to higher costs associated with the implementation of a common information systems platform, an unfavorable currency impact, increased headcount to support our growth strategy and increased salaries and benefits attributable to annual merit increases, partially offset by a decrease in incentive compensation expense and the favorable resolution of non-income tax related audits.
Segment Operating Income Segment operating income decreased 24% for the six months ended June 30, 2008 compared with the same period in 2007 due to the factors discussed above.
WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the major components of cash flow:

	Six Months Ended
	June 30,
	2008	2007
Cash provided by (used for):
Operating activities	$95.5	$227.2
Investing activities	(96.4)	(80.7)
Financing activities	(86.7)	(133.1)
Effect of exchange-rate changes on cash	5.4	3.5

Net (decrease) increase in cash and short-term investments	$(82.2)	$16.9

Operating Activities
The decrease in cash provided by operating activities for the six months ended June 30, 2008 compared with the same period in 2007 primarily was attributable to the significant reduction in inventories that occurred in the first half of 2007, which benefited 2007 operating cash flows, and a significant increase in our working capital investment in 2008 for inventories and accounts receivable as a result of increased raw material costs and increased revenues.
We manage our levels of inventories and accounts receivable on the basis of average days sales in inventory and average days sales in receivables. Our goal is to minimize our investment in inventories while at the same time ensuring reliable supply for our customers. Our average days sales in inventory improved to 72.7 days at June 30, 2008 from 76.6 days for the year ended December 31, 2007. Our average days sales in receivables increased to 48.6 days at June 30, 2008 from 47.2 days for the year ended December 31, 2007. Our increasing mix of international sales compared to domestic sales had an unfavorable impact on our days sales in receivables.

Investing Activities
Cash used for investing activities increased $15.7 million in the first half of 2008 compared with the same period in 2007. The increase primarily related to higher capital expenditures of $97.6 million for the six months ended June 30, 2008 compared with $75.8 million for the same period in 2007. In 2008, we estimate annual capital expenditures will be approximately $220.0 million to $230.0 million. In 2007, we acquired Lockhart’s metalworking business for approximately $15.7 million and we realized proceeds of $12.1 million from the sales of property and equipment, primarily associated with the sale of the Bromborough plant.
Financing Activities
Cash used for financing activities decreased $46.4 million for the six months ended June 30, 2008 compared with the same period in 2007. Cash used for financing activities of $86.7 million for the six months ended June 30, 2008 primarily consisted of the repurchase of common shares and the payment of dividends. This compares to $133.1 million used for financing activities in the same period in 2007, which primarily consisted of the repayment of €60.0 million against our €250.0 million revolving credit agreement, the repurchase of common shares and payment of dividends, partially offset by proceeds from the exercise of stock options.
On June 24, 2008, our board of directors declared a regular quarterly dividend of $0.31 per common share payable September 10, 2008 to shareholders of record at the close of business on August 8, 2008.
Capitalization, Liquidity and Credit Facilities
At June 30, 2008, our total debt outstanding of $1,430.3 million consisted of 72% fixed-rate debt and 28% variable-rate debt, including $400.0 million of fixed-rate debt that effectively has been swapped for a variable rate. Our weighted-average interest rate at June 30, 2008 was approximately 5.5%.
Our net debt to capitalization ratio at June 30, 2008 was 32.6%. Net debt represents total short-term and long-term debt, excluding original issue discounts and unrealized gains and losses on derivative instruments designated as fair-value hedges of fixed-rate debt, reduced by cash and short-term investments. Capitalization is calculated as shareholders’ equity plus net debt. Total debt as a percent of capitalization was 40.6% at June 30, 2008.
Our ratio of current assets to current liabilities was 2.2 at June 30, 2008.
Our $350.0 million revolving U.S. credit facility, which matures in September 2011, allows us to borrow at variable rates based upon the U.S. prime rate or LIBOR plus a specified credit spread. At June 30, 2008, we had no outstanding borrowings under this agreement.
At June 30, 2008, two of our wholly owned, foreign subsidiaries had a €250.0 million revolving credit facility that matures in September 2010. This credit facility permits these foreign subsidiaries to borrow at variable rates based on EURIBOR plus a specified credit spread. At June 30, 2008, we had no borrowings under this agreement.
Our cash and short-term investments balance of $420.1 million at June 30, 2008 will be used to fund ongoing operations, pay down debt, pursue acquisition opportunities and repurchase shares. We currently anticipate using some of this cash and short-term investments balance in December 2008 to retire $200.0 million in notes.
Contractual Cash Obligations
Our contractual cash obligations at December 31, 2007 are contained on page 21 of our 2007 Annual Report to shareholders. During the six months ended June 30, 2008, our non-cancelable purchase commitments increased approximately $11.1 million to $188.2 million. Other than the increase in non-cancelable purchase commitments, we do not believe there have been any significant changes in our contractual cash obligations since December 31, 2007. At June 30, 2008, our non-cancelable purchase commitments by period were $63.6 million, $109.7 million, $11.2 million and $3.7 million for the 2008, 2009-2010, 2011-2012 and 2013 and later periods, respectively.
Our debt level will require us to dedicate a portion of our cash flow to make interest and principal payments, thereby reducing the availability of our cash for acquisitions or other purposes. Nevertheless, we believe our future operating cash flows will be sufficient to cover our debt repayments, capital expenditures, dividends, share repurchases and other obligations, and that we have untapped borrowing capacity that can provide us with additional financial resources. We currently have a shelf registration statement filed with the Securities and Exchange Commission (SEC) under which $359.8 million of debt securities, preferred shares or common shares may be issued. At June 30, 2008, we also maintained cash and short-term investment balances of $420.1 million and had $350.0 million available under our revolving U.S. credit facility and another €250.0 million available under our euro revolving credit facility. In addition, at June 30, 2008, we had $37.8 million of contingent obligations under standby letters of credit issued in the ordinary course of business to financial institutions, customers and insurance companies to secure short-term support for a variety of commercial transactions, insurance and benefit programs.
NEW ACCOUNTING STANDARDS
In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (U.S. GAAP). This statement will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” This statement amends the disclosure requirements for derivative instruments and hedging activities in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. At initial adoption, comparative disclosures for earlier periods is encouraged, but not required. We currently are evaluating the impact of this recently issued standard on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements - an amendment of ARB No. 51.” This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement requires consolidated net income attributable to both the parent and the noncontrolling interest to be reported and disclosed in the consolidated financial statements. This statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008 and shall be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented. Early adoption is prohibited. We currently are evaluating the impact of this recently issued standard on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141R requires that costs incurred to effect the acquisition be recognized separately from the acquisition as period costs. SFAS No. 141R also requires recognition of restructuring costs that the acquirer expects to incur, but is not obligated to incur, separately from the business combination. In addition, this statement requires an acquirer to recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Other key provisions of this statement include the requirement to recognize the acquisition-date fair values of research and development assets separately from goodwill and the requirement to recognize changes in the amount of deferred tax benefits that are recognizable due to the business combination in either income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. At June 30, 2008, we had amounts recorded in our financial statements for unrecognized tax benefits and deferred tax valuation allowances related to past acquisitions. Any reversal of these amounts prior to the adoption of SFAS No. 141R would affect goodwill. However, subsequent to the adoption of SFAS No. 141R, any reversals would affect the income tax provision in the period of reversal. With the exception of certain tax-related aspects described above, this statement applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. We currently are evaluating the impact of this recently issued standard on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to make an irrevocable election to measure many financial instruments and certain other items at fair value at specified election dates. The fair value option may be applied instrument by instrument and must be applied to entire instruments. Unrealized gains and losses on items for which the entity elects the fair value option are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted this standard on January 1, 2008 and did not elect to measure any financial instruments or other items at fair value that were not previously required under other accounting standards.
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
In February 2008, the FASB issued FASB Staff Position (FSP) 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP 157-2 “Effective Date of Statement 157.” FSP 157-1 removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 deferred the effective date of SFAS No. 157 for all nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. We adopted the required provisions of SFAS No. 157 for financial assets and liabilities on January 1, 2008. Our adoption of this standard for financial assets and liabilities did not have a material impact on our consolidated financial statements. We currently are evaluating the impact of adopting the provisions of SFAS No. 157 for nonfinancial assets and liabilities on our consolidated financial statements.
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
In the normal course of business, we use derivative financial instruments including interest rate and commodity hedges and forward foreign currency exchange contracts to manage our market risks. Our objective in managing our exposure to changes in interest rates is to limit the impact of such changes on our earnings and cash flow. Our objective in managing the exposure to changes in foreign currency exchange rates is to reduce volatility on our earnings and cash flow associated with such changes. Our primary currency exposures are the euro, the pound sterling, the Japanese yen and certain Latin American currencies. Our objective in managing our exposure to changes in commodity prices is to reduce the volatility on earnings of utility expense. We do not hold derivatives for trading purposes.
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
Our primary interest rate exposures relate to our cash and short-term investments, fixed-rate and variable-rate debt and interest rate swaps. The calculation of potential loss in fair value is based on an immediate change in the net present values of our interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flow and income before tax is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% increase or decrease in interest rates would have had a respective favorable or unfavorable impact on fair values of $47.2 million and $49.8 million at June 30, 2008 and December 31, 2007, respectively. In addition, a hypothetical 10% increase or decrease in interest rates would have had a respective unfavorable or favorable impact on annualized cash flows and income before tax of $0.7 million and $2.0 million in 2008 and 2007, respectively.
Our primary currency exchange rate exposures are to foreign currency-denominated debt, intercompany debt, cash and short-term investments and forward foreign currency exchange contracts. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our currency exposures due to a 10% shift in exchange rates. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% increase or decrease in currency exchange rates would have had a respective unfavorable or favorable impact on fair values of $23.6 million and $17.0 million at June 30, 2008 and December 31, 2007, respectively. In addition, a hypothetical 10% increase or decrease in currency exchange rates would have had a respective unfavorable or favorable impact on annualized cash flows of $35.0 million and $25.5 million and on annualized income before tax of $9.7 million and $4.5 million in 2008 and 2007, respectively.
Our primary commodity hedge exposures relate to natural gas and electric utility expenses. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our commodity exposures due to a 10% shift in the underlying commodity prices. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in commodity prices. A hypothetical 10% increase or decrease in commodity prices would have had a respective favorable or unfavorable impact on fair values of $2.9 million and $1.4 million at June 30, 2008 and December 31, 2007, respectively, and on annualized cash flows and income before tax of $2.9 million and $1.0 million in 2008 and 2007, respectively.
Item 4. Controls and Procedures
At the end of the period covered by this quarterly report (June 30, 2008), we carried out an evaluation, under the supervision and with the participation of the company’s management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the end of such period, our disclosure controls and procedures were effective and designed to ensure that all material information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
In the second quarter of 2008, we implemented a common information systems platform in the North American operations of our Lubrizol Advanced Materials segment. This implementation, is part of our company-wide initiative, which we anticipate completing in 2010, to extend our current information systems platform to the entire organization so that our core business processes are integrated globally. Upon completion, we expect that the implementation of this common information systems platform will enhance our internal controls over financial reporting. During the second quarter of 2008, we performed additional internal control procedures to provide reasonable assurance with respect to our financial statement preparation and presentation for the periods covered by this quarterly report. We currently are not aware of any material adverse impacts on our internal controls over financial reporting as a result of this change. Internal controls associated with the new environment have not been tested. Testing of the internal controls will be completed throughout the remainder of 2008.
There were no other changes in our internal control over financial reporting identified in the evaluation described in the preceding paragraphs that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
There are no material changes from risk factors as disclosed previously in our Form 10-K for the year ended

December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	On April 1, 2008, we issued 605 common shares in private placement transactions exempt from registration under Section 4(2) of the Securities Act of 1933 (the Securities Act). We issued the common shares to one participant under the executive council deferred compensation plan, one former director under a deferred stock compensation plan for directors and one former officer under a senior management deferred compensation plan.

On May 1, 2008, we issued 7,323 common shares in private placement transactions exempt from registration under Section 4(2) of the Securities Act. We issued the common shares to two former directors under a deferred stock compensation plan for directors and to two former employees under a senior management deferred compensation plan.

On May 14, 2008, we issued two common shares in a transaction exempt from registration under Regulation S of the Securities Act. We issued the common shares to one employee of a wholly owned United Kingdom subsidiary of the company under an employee benefit plan.

On June 2, 2008, we issued 11 common shares in a private placement transaction exempt from registration under Section 4(2) of the Securities Act. We issued the common shares to one former officer under a senior management deferred compensation plan.

(c)	The following table provides information regarding our purchases of Lubrizol common shares during the quarter.

			Total Number
			of Shares Purchased	Maximum Number
			as Part of Publicly	of Shares that May Yet be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased[1]	Paid per Share	or Programs[2]	Plans or Programs
April 1, 2008 through April 30, 2008	123	$55.51	0	4,681,918
May 1, 2008 through May 31, 2008	451,740	$55.51	451,000	4,230,918
June 1, 2008 through June 30, 2008	4	$56.10	0	4,230,918

Total	451,867		451,000	4,230,918

[1]	This column includes common shares (123 in April; 740 in May; and 4 in June) that we purchased pursuant to our deferred compensation plans, whereby we withhold shares upon a distribution to pay the withholding taxes on behalf of the employee.

[2]	This column represents common shares that we purchased at a cost of $25.1 million pursuant to a previously announced share repurchase plan authorized by the board of directors on April 23, 2007. Under this plan, we can repurchase up to five million shares, which will be effected through open market purchases or in negotiated transactions. This plan will expire when we repurchase all of the shares authorized under the plan. On June 23, 1997, our board of directors authorized the repurchase of up to four million common shares, all of which have been repurchased. These plans are a part of our program to repurchase up to $300.0 million common shares from 2007 through 2009.
Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Shareholders was held on April 28, 2008. The following matters were voted on by the shareholders.
     1.       Election of Directors.
a.	Robert E. Abernathy. The vote was 59,762,238 shares for and 2,795,632 shares to withhold authority.

b.	Dominic J. Pileggi. The vote was 60,105,665 shares for and 2,452,205 shares to withhold authority.

c.	Harriett Tee Taggart. The vote was 61,677,941 shares for and 879,929 shares to withhold authority.
The names of each director whose term of office as a director continued after the meeting are: Jerald A. Blumberg, Forest J. Farmer, Sr., James L. Hambrick, Gordon D. Harnett, William P. Madar and James E. Sweetnam.

2.	A proposal to confirm the appointment of Deloitte & Touche LLP as the independent registered public accountant. The vote was 61,929,370 shares for; 512,534 shares against; and 115,965 shares abstaining.

3.	A shareholder proposal requesting the necessary steps to cause the annual election of all directors. The vote was 46,720,006 shares for; 6,614,323 shares against; and 3,311,873 shares abstaining.
Item 6. Exhibits
3.1	Amended Articles of Incorporation of The Lubrizol Corporation, as adopted September 23, 1991 (incorporated by reference to Exhibit 3.1 to The Lubrizol Corporation’s annual report on Form 10-K for the year ended December 31, 2004).

3.2	Regulations of The Lubrizol Corporation, as amended effective April 27, 1992 (incorporated by reference to Exhibit 3.2 to The Lubrizol Corporation’s annual report on Form 10-K for the year ended December 31, 2004).

3.3	Amendment to Article Fourth of Amended Articles of Incorporation (incorporated by reference to Exhibit 4.1 to The Lubrizol Corporation’s annual report on Form 10-K for the year ended December 31, 2004).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LUBRIZOL CORPORATION
/s/ W. Scott Emerick
W. Scott Emerick
Chief Accounting Officer and Duly Authorized Signatory of The Lubrizol Corporation

Date: August 8, 2008