Form 10-Q
period 2008-09-30
LUBRIZOL CORP
filed 2008-11-07
CIK 60751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-5263

THE LUBRIZOL CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-0367600
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of the registrant’s common shares, without par value, outstanding as of September 30, 2008: 67,256,350.

THE LUBRIZOL CORPORATION

Quarterly Report on Form 10-Q

Three and Nine Months Ended September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE LUBRIZOL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Millions Except Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$1,362.7	$1,121.4	$3,940.2	$3,352.7
Cost of sales	1,078.2	846.0	3,057.4	2,503.0

Gross profit	284.5	275.4	882.8	849.7
Selling and administrative expenses	111.0	103.7	321.5	309.4
Research, testing and development expenses	55.8	56.0	165.6	161.4
Amortization of intangible assets	6.8	5.8	20.8	17.7
Restructuring and impairment charges	5.7	2.1	25.1	0.6
Other (income) expense-net	(2.5)	(5.5)	(6.4)	(9.7)
Interest income	(3.3)	(6.9)	(10.6)	(20.9)
Interest expense	21.6	21.7	60.2	70.3

Income before income taxes	89.4	98.5	306.6	320.9
Provision for income taxes	26.2	27.1	91.7	97.2

Net income	$63.2	$71.4	$214.9	$223.7

Net income per share, basic	$0.93	$1.03	$3.15	$3.23

Net income per share, diluted	$0.92	$1.02	$3.12	$3.19

Dividends paid per share	$0.31	$0.30	$0.92	$0.86

Amounts shown are unaudited.

See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Millions Except Share Data)	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$372.4	$502.3
Investments	48.4	—
Receivables	791.4	665.9
Inventories	705.9	600.0
Other current assets	86.3	79.1

Total current assets	2,004.4	1,847.3

Property and equipment – at cost	2,860.1	2,763.2
Less accumulated depreciation	1,684.0	1,601.7

Property and equipment-net	1,176.1	1,161.5

Goodwill	1,163.3	1,170.8
Intangible assets-net	360.2	381.3
Investments in non-consolidated companies	8.2	8.3
Other assets	68.2	74.6

TOTAL	$4,780.4	$4,643.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$201.5	$204.9
Accounts payable	462.1	404.8
Accrued expenses and other current liabilities	287.8	275.0

Total current liabilities	951.4	884.7

Long-term debt	1,228.4	1,223.9
Pension obligations	195.0	195.2
Other postretirement benefit obligations	89.0	93.1
Noncurrent liabilities	141.1	147.7
Deferred income taxes	90.5	85.5

Total liabilities	2,695.4	2,630.1

Minority interest in consolidated companies	62.0	62.4

Preferred stock without par value – unissued
Common shares without par value:
Authorized – 120,000,000 shares
Outstanding – 67,256,350 shares as of September 30, 2008 after deducting 18,939,544 treasury shares; 68,383,833 shares at December 31, 2007 after deducting 17,812,061 treasury shares	768.0	763.6
Retained earnings	1,208.2	1,128.7
Accumulated other comprehensive income	46.8	59.0

Total shareholders’ equity	2,023.0	1,951.3

TOTAL	$4,780.4	$4,643.8

Amounts shown are unaudited.

See accompanying notes to the financial statements.

THE LUBRIZOL CORORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)	Nine Months Ended September 30,
	2008	2007
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income	$214.9	$223.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	128.1	117.9
Deferred income taxes	(7.2)	10.9
Deferred compensation	7.7	16.0
Restructuring and impairment charges	15.1	2.8
Gain from sales of property and equipment	(0.1)	(8.0)
Change in current assets and liabilities, net of acquisitions:
Receivables	(143.7)	(46.1)
Inventories	(107.6)	33.7
Accounts payable, accrued expenses and other current liabilities	74.8	50.3
Other current assets	(0.1)	8.1

	(176.6)	46.0
Change in noncurrent liabilities	0.8	(1.9)
Other items-net	—	(0.9)

Total operating activities	182.7	406.5

INVESTING ACTIVITIES
Capital expenditures	(146.8)	(121.6)
Acquisitions	0.9	(15.7)
Net proceeds from sales of property and equipment	1.5	12.9
Purchase of investments	(50.0)	—
Other items – net	(0.1)	(1.3)

Total investing activities	(194.5)	(125.7)

FINANCING ACTIVITIES
Changes in short-term debt-net	0.2	(0.4)
Proceeds from the issuance of long-term debt	0.4	—
Repayments of long-term debt	(0.2)	(113.7)
Dividends paid	(62.6)	(59.4)
Common shares purchased	(75.1)	(82.1)
Proceeds from the exercise of stock options	3.8	26.0
Tax benefit from the exercise of stock options and awards	2.2	8.5

Total financing activities	(131.3)	(221.1)
Effect of exchange rate changes on cash	13.2	10.6

Net (decrease) increase in cash and cash equivalents	(129.9)	70.3
Cash and cash equivalents at the beginning of period	502.3	575.7

Cash and cash equivalents at the end of period	$372.4	$646.0

Amounts shown are unaudited.

See accompanying notes to the financial statements.

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

(In Millions of Dollars except Share and Per Share Data)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

2. Significant Accounting Policies

Net Income Per Share

Net income per share is computed by dividing net income by the weighted-average common shares outstanding during the period, including contingently issuable shares. Net income per diluted share includes the dilutive impact resulting from outstanding stock options and awards. Per share amounts are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income	$63.2	$71.4	$214.9	$223.7

Denominator (in millions of shares):
Weighted-average common shares outstanding	67.8	69.2	68.2	69.3
Dilutive effect of stock options and awards	0.7	0.8	0.8	0.8

Denominator for net income per share, diluted	68.5	70.0	69.0	70.1

Net income per share, basic	$0.93	$1.03	$3.15	$3.23

Net income per share, diluted	$0.92	$1.02	$3.12	$3.19

There were 0.5 million and 0.3 million shares excluded from the diluted earnings per share calculations because they were antidilutive for the three and nine months ended September 30, 2008, respectively. There were an insignificant number of shares excluded from the diluted earnings per share calculations because they were antidilutive for the three and nine months ended September 30, 2007.

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

New Accounting Standards

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This statement will become effective on November 15, 2008. The company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” This statement amends the disclosure requirements for derivative instruments and hedging activities in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. At initial adoption, comparative disclosures for earlier periods are encouraged, but not required. The company currently is evaluating the impact of this recently issued standard on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141R requires that costs incurred to effect the acquisition be recognized separately from the acquisition as period costs. SFAS No. 141R also requires the recognition of restructuring costs that the acquirer expects to incur, but is not obligated to incur, separately from the business combination. In addition, this statement requires an acquirer to recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Other key provisions of this statement include the requirement to recognize the acquisition-date fair values of research and development assets separately from goodwill and the requirement to recognize changes in the amount of deferred tax benefits that are recognizable due to the business combination in either income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. At September 30, 2008, the company had amounts recorded in its financial statements for

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

unrecognized tax benefits and deferred tax valuation allowances related to past acquisitions. Any reversal of these amounts prior to the adoption of SFAS No. 141R would affect goodwill. However, subsequent to the adoption of SFAS No. 141R, any reversals would affect the income tax provision in the period of reversal. With the exception of certain tax-related aspects described above, this statement applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. The company currently is evaluating the impact of this recently issued standard on its consolidated financial statements.

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

3. Stock-Based Compensation

The company utilizes the 2005 Stock Incentive Plan (2005 Plan) to provide equity awards to its key employees and directors. Key employees and directors also may receive equity compensation under the company’s deferred compensation plans. The 2005 Plan, approved by the company’s shareholders on April 25, 2005, provides for the granting of stock appreciation rights, restricted and unrestricted shares, share units and options to buy common shares up to an aggregate of 4,000,000 common shares, of which no more than 2,000,000 can be settled as full-value awards. After the 2,000,000 limit has been reached, full-value awards are counted in a 3-to-1 ratio against the 4,000,000 limit. Options become exercisable 50% one year after date of grant, 75% after two years, 100% after three years and expire 10 years after the date of grant. In addition, the 2005 Plan provides each nonemployee director of the company an automatic annual grant of restricted stock units worth approximately $0.1 million based on the fair market value of the company’s common shares on the date of each Annual Meeting of Shareholders. These restricted stock units vest one year after the grant date. For all grants of share-based awards, fair market value is determined using the closing price of the company’s common shares on the date of grant.

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

The fair value of share-based payment awards is estimated using the Black-Scholes option pricing model. There were 253,100 and 213,200 stock options granted during the nine months ended September 30, 2008 and 2007, respectively. The weighted-average assumptions used to value the options granted were as follows:

	Nine Months Ended September 30,
	2008	2007
Risk-free interest rate	3.5%	4.8%
Dividend yield	2.1%	2.0%
Expected volatility	20.0%	17.8%
Expected life (years)	6.5	10.0
Weighted-average fair value per share of options granted during the period	$12.27	$14.68

The company uses treasury shares for all net common shares issued pursuant to the 2005 Plan and the deferred compensation plans. The company issued 27,000 and 124,475 common shares from treasury shares upon exercise of employee stock options during the three and nine months ended September 30, 2008, respectively. The company issued 39,288 and 877,421 common shares from treasury shares upon exercise of employee stock options during the three and nine months ended September 30, 2007, respectively. Cash received from option exercises during the nine months ended September 30, 2008 and 2007 was $3.8 million and $26.0 million, respectively. When options are exercised, the company receives a tax deduction for the excess of the stock price over the exercise price of the options. In addition, when the company issues share-based awards pursuant to the 2005 Plan, the company receives a tax deduction equal to the fair market value of the company’s common shares on the date of issuance. The company realized a reduction in its income tax payable of $2.2 million and $8.5 million for the nine months ended September 30, 2008 and 2007, respectively, relating to the exercise of stock options and the issuance of awards. For accounting purposes, these tax benefits were realized as increases in paid-in capital included in the common shares caption in shareholders’ equity (see Note 11).

At September 30, 2008, there was $14.5 million of total pretax unrecognized compensation cost related to all stock-based awards that were not vested. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Under the company’s long-term incentive program (LTIP), dollar-based target awards are determined by the organization and compensation committee of the board of directors for three-year performance periods. During the nine months ended September 30, 2008, the award for the 2005-2007 performance period was distributed resulting in the issuance of 134,578 common shares and the deferral of 96,969 common shares into a deferred compensation plan. During the nine months ended September 30, 2007, the award for the 2004-2006 performance period was distributed resulting in the issuance of 71,658 common shares as well as a cash distribution and the deferral of 106,882 common shares into a deferred compensation plan.

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

The following table identifies the number of common shares expected to be issued based on current LTIP performance measures and the fair market value of the company’s common shares on the date of grant for the performance shares granted:

Award	Expected Number of Common Shares to be Issued	Fair Market Value of Common Shares on Date of Grant
2006-2008	284,792	$43.07
2007-2009	250,984	$53.07
2008-2010	116,098	$58.45

Performance-based share awards at September 30, 2008 and changes during the nine months ended September 30, 2008 were as follows:

	Share Units	Weighted- Average Grant Date Fair Value Per Share
Nonvested at January 1, 2008	543,998	$47.76
Granted	116,990	$58.45
Performance increase	—	$—
Vested	—	$—
Forfeited	(9,114)	$49.36

Nonvested at September 30, 2008	651,874	$49.66

Total stock-based compensation expense recognized in the consolidated statements of income for the three and nine months ended September 30, 2008 was $3.0 million and $8.5 million, respectively, compared with $4.3 million and $18.8 million, respectively, for the three and nine months ended September 30, 2007. The related tax benefit for the three and nine months ended September 30, 2008 was $1.1 million and $3.0 million, respectively, compared with $1.5 million and $6.6 million, respectively, for the three and nine months ended September 30, 2007.

In prior years, certain international employees received stock-based awards that are similar to stock appreciation rights. These awards vested 50% one year after grant, 75% two years after grant and 100% three years after grant and have a 10-year exercise period from the date of grant. The value of these awards is based on the fair market value of the company’s common shares and is paid in cash upon employee exercise. The value of the unexercised portion of these fully vested stock-based awards is accounted for as a liability award. Credits to compensation expense recognized in the consolidated statements of income for the three and nine months ended September 30, 2008 were $0.7 million and $2.6 million, respectively, compared with compensation expense of $0.1 million and $2.8 million, respectively, for the three and nine months ended September 30, 2007. These amounts are included in the total stock-based compensation expense reported above.

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

4. Acquisitions

On November 1, 2007, the company completed the acquisition of the refrigeration lubricants business of Croda International Plc (Croda) for approximately $123.7 million in cash, net of a $0.9 million purchase price adjustment received in the first quarter of 2008. The acquisition primarily included lubricant technology, trade names, customer lists, manufacturing know-how and inventory. No manufacturing facilities were included in the transaction. The company began consolidating the results of the refrigeration lubricants business of Croda in the company’s consolidated financial statements in November 2007. The purchase price allocation for this acquisition included goodwill of $51.2 million and intangible assets of $66.8 million.

On February 7, 2007, the company completed the acquisition of a broad line of metalworking additive products from Lockhart Chemical Company (Lockhart) for approximately $15.7 million in cash. The company purchased Lockhart’s entire metalworking product line, which included natural, synthetic and gelled sulfonates; emulsifier packages; corrosion inhibitors and lubricity agents; grease additives; oxidates; esters; soap; semi-finished coatings; and rust preventatives. The company began consolidating the results of the metalworking business of Lockhart in the company’s consolidated financial statements in February 2007. The purchase price allocation for this acquisition included goodwill of $8.3 million and intangible assets of $7.6 million.

The pro forma impacts of acquisitions in 2007 were immaterial to the company’s consolidated financial statements.

5. Inventories

The company’s inventories were comprised of the following:

	September 30, 2008	December 31, 2007
Finished products	$382.7	$332.7
Products in process	111.8	105.0
Raw materials	176.2	132.2
Supplies and engine test parts	35.2	30.1

Total inventories	$705.9	$600.0

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

6. Goodwill and Intangible Assets

Goodwill is tested for impairment at the reporting unit level as of October 1 each year or more frequently if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The carrying amount of goodwill by reportable segment at September 30, 2008 follows:

	Lubrizol Advanced Materials	Lubrizol Additives	Total
Balance, January 1, 2008	$1,010.9	$159.9	$1,170.8
Translation and other adjustments	(4.7)	(2.8)	(7.5)

Balance, September 30, 2008	$1,006.2	$157.1	$1,163.3

The following table shows the components of identifiable intangible assets:

	September 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	$194.0	$43.3	$195.5	$34.6
Technology	155.4	63.6	155.1	55.1
Trademarks	23.5	8.2	23.6	7.2
Patents	14.1	6.4	14.4	5.7
Land-use rights	11.0	1.8	10.3	1.5
Non-compete agreements	2.1	1.4	2.6	1.0

Total amortized intangible assets	400.1	124.7	401.5	105.1
Non-amortized trademarks	84.8	—	84.9	—

Total	$484.9	$124.7	$486.4	$105.1

Finite-lived intangible assets are amortized over their useful lives, which range between 3 and 50 years. The company’s indefinite-lived intangible assets consist of certain trademarks that are tested for impairment each year as of October 1 or more frequently if impairment indicators arise. Indefinite-lived trademarks are assessed for impairment separately from goodwill. Annual intangible amortization expense for the next five years will approximate $26.8 million in 2008, $25.1 million in 2009, $25.0 million in 2010, $24.8 million in 2011 and $24.4 million in 2012.

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

7. Comprehensive Income (Loss)

Total comprehensive income (loss) was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$63.2	$71.4	$214.9	$223.7
Foreign currency translation adjustment	(80.2)	40.4	(17.8)	60.7
Pension and other postretirement benefit plans	3.6	1.6	4.3	1.6
Unrealized gain (loss) – natural gas hedges	(7.6)	(0.3)	(1.4)	0.5
Amortization of treasury rate locks	0.8	0.8	2.7	2.3

Total comprehensive income (loss)	$(20.2)	$113.9	$202.7	$288.8

8. Segment Reporting

The company is organized into two operating and reportable segments: Lubrizol Additives and Lubrizol Advanced Materials. The Lubrizol Additives segment represented 69% and 68% of the company’s consolidated revenues for the three and nine months ended September 30, 2008, respectively. The Lubrizol Advanced Materials segment represented 31% and 32% of the company’s consolidated revenues for the three and nine months ended September 30, 2008, respectively.

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

The Lubrizol Advanced Materials segment consists of three product lines: (i) engineered polymers, (ii) performance coatings and (iii) Noveon® consumer specialties. The engineered polymers product line is characterized by products such as TempRite® engineered polymers and Estane® thermoplastic polyurethane. Engineered polymers products are sold to a diverse customer base comprised of major manufacturers in the construction, automotive, telecommunications, electronics and recreation industries. The performance coatings product line includes high-performance polymers and additives for paints, coatings and adhesives, graphic arts, paper and textiles and plastics applications that are sold to customers worldwide. The Noveon consumer specialties product line is characterized by production of acrylic thickeners, specialty monomers, film formers, fixatives, emollients, silicones, surfactants and process chemicals. The company markets products in the Noveon consumer specialties product line to customers worldwide, which include major manufacturers of cosmetics, personal care products, water soluble polymers and household products.

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

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

The following table presents a summary of the results of the company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues from external customers:
Lubrizol Additives	$940.7	$738.8	$2,690.4	$2,193.8
Lubrizol Advanced Materials	422.0	382.6	1,249.8	1,158.9

Total revenues	$1,362.7	$1,121.4	$3,940.2	$3,352.7

Segment operating income:
Lubrizol Additives	$98.3	$97.0	$328.3	$304.3
Lubrizol Advanced Materials	28.3	30.9	96.2	119.8

Segment operating income	126.6	127.9	424.5	424.1
Corporate expenses	(17.0)	(17.7)	(50.7)	(57.0)
Corporate other income (expense)-net	3.8	5.2	7.5	3.8
Restructuring and impairment charges	(5.7)	(2.1)	(25.1)	(0.6)
Interest expense-net	(18.3)	(14.8)	(49.6)	(49.4)

Income before income taxes	$89.4	$98.5	$306.6	$320.9

The company’s total assets by segment were as follows:

	September 30, 2008	December 31, 2007
Segment total assets:
Lubrizol Additives	$1,818.1	$1,663.4
Lubrizol Advanced Materials	2,311.3	2,240.0

Total segment assets	4,129.4	3,903.4
Corporate assets	651.0	740.4

Total consolidated assets	$4,780.4	$4,643.8

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

9. Pension and Postretirement Benefits

The components of net periodic pension cost and net periodic non-pension postretirement benefit cost consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Pension benefits:
Service cost – benefits earned during period	$7.6	$7.9	$23.3	$23.4
Interest cost on projected benefit obligation	10.6	10.0	32.8	29.7
Expected return on plan assets	(9.3)	(8.7)	(28.3)	(25.8)
Amortization of prior service costs	0.8	0.6	2.3	2.0
Recognized net actuarial loss	0.6	1.4	2.2	3.9

Net periodic pension cost	$10.3	$11.2	$32.3	$33.2

Other postretirement benefits:
Service cost – benefits earned during period	$0.5	$0.6	$1.4	$1.4
Interest cost on projected benefit obligation	1.4	1.5	4.5	4.4
Amortization of prior service credits	(1.7)	(1.9)	(5.1)	(5.1)
Amortization of initial net obligation	0.1	0.1	0.4	0.3
Recognized net actuarial loss	0.1	0.4	0.6	1.0
Settlement / curtailment gain	—	—	(1.1)	—

Net periodic non-pension postretirement benefit cost	$0.4	$0.7	$0.7	$2.0

Expected employer contributions worldwide for pension benefits in 2008 approximate $58.2 million for the qualified plans, of which $24.5 million was contributed during the nine months ended September 30, 2008. The portion of the 2008 total expected contributions attributable to the U.S. qualified pension plans is $16.7 million, of which $16.4 million was contributed during the nine months ended September 30, 2008. The non-qualified pension plans and other postretirement benefit plans are unfunded. As a result, the 2008 expected contributions to these plans of $1.6 million and $5.1 million, respectively, represent actuarial estimates of future assumed payments based on historic retirement and payment patterns as well as medical trend rates and historical claim information, as appropriate.

10. Restructuring and Impairment Charges

During the three and nine months ended September 30, 2008, the company recorded aggregate restructuring and impairment charges of $5.7 million and $25.1 million, respectively. The restructuring and impairment charges during the nine months ended September 30, 2008 primarily related to business improvement initiatives in the performance coatings product line of the Lubrizol Advanced Materials segment and the decision to close a Lubrizol Additives blending, packaging and warehouse site in Ontario, Canada. The company completed the disposition of a textile compounding plant and recognized an asset impairment for a textile coatings production line in the first quarter of 2008. In the second quarter of 2008, the company announced additional steps in the improvement of its U.S.

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

performance coatings business. Manufacturing of certain products at various locations will cease or be transferred to more efficient production sites in order to align manufacturing with the company’s end-use markets. In addition, the company restructured its sales, marketing and research and development organizations within the performance coatings product line. In the third quarter of 2008, the company announced a plan to close a Lubrizol Additives blending, packaging and warehouse site in Ontario, Canada. Operations at the facility are expected to end by June 30, 2009. Approximately 30 employees will be impacted by this facility closure. The facility closure is expected to result in restructuring and impairment charges of approximately $10.9 million, of which $5.0 million has been incurred to date and $0.6 million is expected to be recognized in the remainder of 2008.

Collectively, these restructuring initiatives resulted in impairment charges of $15.0 million, exit costs of $0.4 million and severance and benefits of $9.7 million for the nine months ended September 30, 2008. The following table shows the reconciliation of the restructuring liability since January 1, 2008 by major restructuring activity:

	Liability January 1, 2008	Restructuring and Impairment Charges	Cash Paid	Non-cash Adjustments	Liability September 30, 2008
Performance Coatings 2008 business improvement initiatives	$—	$19.5	$(3.7)	$(14.6)	$1.2
Lubrizol Additives plant closure and workforce reductions	—	5.0	—	(4.5)	0.5
Lubrizol Advanced Materials plant closures and sale, production line impairments and workforce reductions	0.4	0.6	(0.6)	(0.4)	—
Bromborough, U.K. plant closure and sale	0.1	—	—	(0.1)	—
Noveon International, Inc. restructuring liabilities assumed	0.5	—	—	—	0.5

	$1.0	$25.1	$(4.3)	$(19.6)	$2.2

For the nine months ended September 30, 2008, $4.5 million of restructuring and impairment charges associated with the Lubrizol Additives plant closure and workforce reductions have been reflected as a non-cash adjustment within the reconciliation above as the resulting liability has been reclassified to pension and other postretirement benefit obligations at September 30, 2008.

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

11. Shareholders’ Equity

The following table summarizes the changes in shareholders’ equity since January 1, 2008:

	Number of Shares Outstanding	Shareholders’ Equity
		Common Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2008	68.4	$763.6	$1,128.7	$59.0	$1,951.3

Comprehensive income:
Net income		—	214.9	—	214.9
Other comprehensive loss		—	—	(12.2)	(12.2)

Total comprehensive income					202.7
Dividends declared			(63.0)		(63.0)
Deferred stock compensation	—	1.1	—	—	1.1
Common shares – treasury:
Common shares purchased	(1.4)	(2.7)	(72.4)	—	(75.1)
Shares issued upon exercise of stock options and awards	0.3	6.0	—	—	6.0

Balance, September 30, 2008	67.3	$768.0	$1,208.2	$46.8	$2,023.0

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

In February 2008, the FASB issued FASB Staff Position (FSP) 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP 157-2 “Effective Date of Statement 157.” FSP 157-1 removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 deferred the effective date of SFAS No. 157 for all nonfinancial assets and

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

liabilities to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP 157-3 “Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active,” which outlines considerations for valuing financial assets in markets that are not active. The company adopted the required provisions of SFAS No. 157 for financial assets and liabilities on January 1, 2008. The company’s adoption of this standard for financial assets and liabilities did not have a material impact on its consolidated financial statements. The company currently is evaluating the impact of adopting the provisions of SFAS No. 157 for nonfinancial assets and liabilities on its consolidated financial statements.

The company estimates the fair value of financial instruments using available market information and generally accepted valuation methodologies. The following table shows the company’s financial assets and liabilities accounted for at fair value on a recurring basis at September 30, 2008:

	September 30, 2008	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Assets:
Forward commodity contracts (1)	$0.1	$—	$0.1	$—
Money market mutual funds (2)	221.2	171.2	50.0	—
Interest rate swaps (3)	2.5	—	2.5	—

Total	$223.8	$171.2	$52.6	$—

Liabilities:
Deferred compensation plans (4)	$18.8	$18.8	$—	$—

(1)	The fair values of forward commodity contracts are based on counterparty quotes of market forward rates and reflect the present value of the amount that the company would pay or receive for contracts involving the same notional amounts and maturity dates.
(2)	The company records the fair value of money market mutual funds within cash and cash equivalents, investments and other assets. The fair value of money market mutual funds held in inactive markets is corroborated through quoted prices in active markets for the fund’s underlying holdings, considering nonperformance and liquidity risks.
(3)	The fair value of interest rate swaps is obtained from counterparty quotes, which use discounted cash flows and the then-applicable forward interest rates.
(4)	The company allows directors and senior management to defer their fees, salary and incentive compensation into non-qualified deferred compensation plans, which are funded informally through trust-owned life insurance held in a rabbi trust. Deferrals can be made into various cash investment accounts and/or a share unit account. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying investments, including the company’s common share price if amounts are held in a share unit account at the end of the reporting period.

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

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

The company and its subsidiaries are generators of both hazardous and non-hazardous wastes, the treatment, storage, transportation and disposal of which are regulated by various laws and governmental regulations. These laws and regulations generally impose liability for costs to investigate and remediate contamination without regard to fault and, under certain circumstances, liability may be joint and several resulting in one party being held responsible for the entire obligation. Liability also may include damages to natural resources. Although the company believes past operations were in substantial compliance with the then-applicable regulations, either the company or the predecessor of Lubrizol Advanced Materials International, Inc. (LZAM International), the Performance Materials Segment of Goodrich Corporation (Goodrich), has been designated under a country’s laws and/or regulations as a potentially responsible party (PRP) in connection with several sites including both third party sites and/or current operating facilities.

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

The company’s environmental reserves, measured on an undiscounted basis, totaled $13.7 million at September 30, 2008 and $18.7 million at December 31, 2007. Of these amounts, $8.6 million and $5.3 million were included in accrued expenses and other current liabilities at September 30, 2008 and December 31, 2007, respectively. Goodrich provided LZAM International with an indemnity for various environmental liabilities. The company

THE LUBRIZOL CORPORATION

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

estimates Goodrich’s share of such currently identified liabilities under the indemnity, which extends through February 2011, to be approximately $1.7 million of which $0.6 million of the recovery is included in receivables and $1.1 million is included in other assets. There are specific environmental contingencies for company-owned sites for which third parties such as past owners and/or operators are the named PRPs and also for which the company is indemnified by Goodrich. Goodrich currently is indemnifying LZAM International for several environmental remediation projects. Goodrich’s share of all of these liabilities may increase to the extent such third parties fail to honor their obligations through February 2011.

The company believes that its environmental accruals are adequate based on currently available information. However, it is reasonably possible that $8.3 million in additional costs may be incurred at certain locations beyond the amounts accrued as a result of new information, newly discovered conditions, changes in remediation standards or technologies or a change in the law. Additionally, as the indemnification from Goodrich extends through February 2011, changes in assumptions regarding when costs will be incurred may result in additional expenses to the company. Additional costs in excess of $8.3 million currently cannot be estimated.

INDEMNIFICATIONS

In connection with the sale of the food ingredients and industrial specialties business to SPM Group Holdings, LLC, now known as Emerald Performance Materials, LLC (Emerald), in May 2006, the company has provided indemnifications to Emerald with respect to the business sold. These indemnifications have been associated with the price and quantity of raw material purchases, permit costs, costs incurred due to the inability to obtain permits and environmental matters. The indemnifications related to the price of raw material purchases expired on December 31, 2007, with the remaining indemnifications expiring on December 31, 2011. In each of these circumstances, payment by the company is dependent on Emerald filing a claim. In addition, the company’s obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under certain of these agreements due to the conditional nature of the company’s obligations and the unique facts and circumstances involved in each particular agreement. For those indemnification agreements where a payment by the company is probable and estimable, a liability has been recorded at September 30, 2008. The company believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on the company’s business, financial condition or results of operations.

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

OVERVIEW

We are an innovative specialty chemical company that produces and supplies technologies that improve the quality and performance of our customers’ products in the global transportation, industrial and consumer markets. Our business is founded on technological leadership. Innovation provides opportunities for us in growth markets as well as advantages over our competitors. From a base of approximately 1,600 patents, we use our product development and formulation expertise to sustain our leading market positions and fuel our future growth. We create additives, ingredients, resins and compounds that enhance the performance, quality and value of our customers’ products, while minimizing their environmental impact. Our products are used in a broad range of applications and are sold into stable markets such as those for engine oils, specialty driveline lubricants and metalworking fluids, as well as higher-growth markets such as personal care and over-the-counter pharmaceutical products and performance coatings and inks. Our engineered polymers products also are used in a variety of industries, including the construction, sporting goods, medical products and automotive industries. We are an industry leader in many of the markets in which our product lines compete.

We are geographically diverse, with an extensive global manufacturing, supply chain, technical and commercial infrastructure. We operate facilities in 27 countries, including production facilities in 19 countries and laboratories in 12 countries, in key regions around the world through the efforts of more than 6,950 employees. We sell our products in more than 100 countries and believe that our customers value our ability to provide customized, high-quality, cost-effective performance formulations and solutions worldwide. We also believe that our customers value our global supply chain capabilities.

During the third quarter of 2008, Hurricane Ike passed over our two Houston-area manufacturing facilities in Deer Park and Bayport, Texas without causing significant damage. These facilities, which primarily serve the Lubrizol Additives segment, were closed for approximately two weeks in preparation for, and recovery from, the storm. As a result of the hurricane interruption, $8.5 million of unabsorbed manufacturing costs attributed to the temporary shutdown of the facilities, as well as incremental maintenance and repair costs, were expensed in the three-month period rather than capitalized into inventory. The storm also caused shipment delays resulting from the plants’ closures. We expect to supply the majority of these shipments in the fourth quarter of 2008 and do not expect to lose any business due to these delays. Both facilities returned to normal operations by the end of the quarter.

During the three months ended September 30, 2008, we recorded aggregate restructuring and impairment charges of $5.0 million related to our decision to close a Lubrizol Additives blending, packaging and warehouse site in Ontario, Canada. We expect operations at the facility to end by June 30, 2009.

During the nine months ended September 30, 2008, we recorded aggregate restructuring and impairment charges of $20.1 million related to business improvement initiatives in the Lubrizol Advanced Materials segment, primarily within the performance coatings product line. We completed the disposition of a textile compounding plant and recognized an asset impairment for a textile coatings production line in the first quarter of 2008. In the second quarter of 2008, we announced additional steps in the improvement of our U.S. performance coatings business. Manufacturing of certain products at various locations will cease or be transferred to more efficient production sites in order to align manufacturing with our end-use markets. In addition, we restructured the sales, marketing and research and development organizations within our performance coatings product line in the second quarter of 2008.

Collectively, our restructuring initiatives resulted in impairment charges of $15.0 million, exit costs of $0.4 million and severance and benefits of $9.7 million for the nine months ended September 30, 2008. We expect to record an additional $6.3 million of restructuring and impairment charges for these previously announced plans, of which $1.0 million is expected to be recognized in the remainder of 2008. We expect the actions that we have announced to date to generate cost savings of approximately $3.0 million in 2008 and approximately $11.0 million in 2009.

On March 25, 2008, we announced our decision to launch a 10-year phased investment plan to increase global capacity in our Lubrizol Additives segment. We plan to make a greenfield investment in China as well as implement an extensive debottlenecking program at our existing facilities. As part of the 10-year plan, we signed a letter of intent to reserve land use rights in China for a wholly owned manufacturing plant, which will be developed and phased-in as market needs require. By phasing in selective capacity additions in China, we aim to respond to lubricant growth in Asia and better match our manufacturing capability with global demand patterns. We expect that the debottlenecking and China investment will require capital expenditures of approximately $200.0 million over the next decade.

On November 1, 2007, we completed the acquisition of the refrigeration lubricants business of Croda International Plc (Croda) for approximately $123.7 million in cash, net of a $0.9 million purchase price adjustment received in the first quarter of 2008. The acquisition primarily included lubricant technology, trade names, customer lists, manufacturing know-how and inventory. No manufacturing facilities were included in the transaction. We began consolidating the results of the refrigeration lubricants business of Croda in our consolidated financial statements in November 2007. The purchase price allocation for this acquisition included goodwill of $51.2 million and intangible assets of $66.8 million.

On February 7, 2007, we completed the acquisition of a broad line of metalworking additive products from Lockhart Chemical Company (Lockhart) for approximately $15.7 million in cash. We purchased Lockhart’s entire metalworking product line, which included natural, synthetic and gelled sulfonates; emulsifier packages; corrosion inhibitors and lubricity agents; grease additives; oxidates; esters; soap; semi-finished coatings; and rust preventatives. We began consolidating the results of the metalworking business of Lockhart in our consolidated financial statements in February 2007. The purchase price allocation for this acquisition included goodwill of $8.3 million and intangible assets of $7.6 million.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared With Three Months Ended September 30, 2007

Net income decreased $8.2 million to $63.2 million for the three months ended September 30, 2008 compared with $71.4 million for the same period in 2007. The decrease in earnings primarily was due to higher raw material costs, higher manufacturing expenses, the impact of Hurricane Ike, increased selling and administrative expenses, an increase in restructuring and impairment charges, a decrease in interest income, and an increase in the effective tax rate, offset by an improvement in the combination of price and product mix, a favorable currency impact and contributions from an acquisition. Despite the impact of Hurricane Ike, volume levels, excluding acquisitions, slightly exceeded the same period in 2007.

	Three Months Ended September 30,		$ Change	% Change
	2008	2007
Revenues	$1,362.7	$1,121.4	$241.3	22%
Cost of sales	1,078.2	846.0	232.2	27%

Gross profit	284.5	275.4	9.1	3%
Selling and administrative expenses	111.0	103.7	7.3	7%
Research, testing and development expenses	55.8	56.0	(0.2)	—
Amortization of intangible assets	6.8	5.8	1.0	17%
Restructuring and impairment charges	5.7	2.1	3.6	*
Other (income) expense-net	(2.5)	(5.5)	3.0	(55)%
Interest income	(3.3)	(6.9)	3.6	(52)%
Interest expense	21.6	21.7	(0.1)	—

Income before income taxes	89.4	98.5	(9.1)	(9)%
Provision for income taxes	26.2	27.1	(0.9)	(3)%

Net income	$63.2	$71.4	$(8.2)	(11)%

Net income per share, basic	$0.93	$1.03	$(0.10)	(10)%

Net income per share, diluted	$0.92	$1.02	$(0.10)	(10)%

*	Calculation not meaningful

Revenues The increase in revenues for the three months ended September 30, 2008 compared with the same period in 2007 was due to a 17% improvement in the combination of price and product mix, a 3% favorable currency impact and a 2% increase in volume. Included in these factors were incremental revenues from a 2007 acquisition, which contributed 2% to revenues for the quarter.

Analysis of Volume - 2008 vs. 2007 Volume patterns vary in different geographic zones. The following table shows the geographic mix of our volume for the three months ended September 30, 2008 as well as the percentage changes compared with the same period in 2007:

	3rd Quarter 2008 Volume	3rd Quarter 2008 vs. 2007 % Change	Excluding the Impactof Acquisitions % Change
North America	41%	(9)%	(10)%
Europe	28%	9%	7%
Asia-Pacific / Middle East	24%	19%	18%
Latin America	7%	(4)%	(5)%

Total	100%	2%	1%

Segment volume variances by geographic zone, as well as the factors explaining the changes in segment revenues for the three months ended September 30, 2008 compared with the same period in 2007, are contained within the “Segment Analysis” section.

Cost of Sales The increase in cost of sales for the three months ended September 30, 2008 compared with the same period in 2007 primarily was due to higher raw material costs, higher manufacturing expenses and an increase in volume. Average raw material cost increased 29% in the third quarter of 2008 compared with the same period in 2007. Total manufacturing expenses increased 15% in the third quarter of 2008 compared with the same quarter last year primarily due to an unfavorable currency impact, incremental costs of $8.5 million related to Hurricane Ike, higher utilities, increased contract labor, and increased salaries and benefits, partially offset by lower environmental-related charges. On a per-unit-sold basis, manufacturing costs increased 13% in the third quarter of 2008 compared with the same quarter in the prior year. Excluding hurricane-related costs, on a per-unit-sold basis, manufacturing costs increased 9% in the third quarter of 2008 compared with the same quarter in the prior year.

Gross Profit Gross profit increased $9.1 million, or 3%, for the three months ended September 30, 2008 compared with the same period in 2007. The increase primarily was due to an improvement in the combination of price and product mix, a favorable currency impact and higher volume, partially offset by higher average raw material cost and higher manufacturing expenses, including those costs attributable to Hurricane Ike. Our gross profit percentage decreased in the third quarter of 2008 to 20.9% compared with 24.6% in the same quarter last year as the increase in revenues from higher volumes and pricing improvements to recover higher raw material costs was substantially greater than the increase in gross profit dollars.

Selling and Administrative Expenses Selling and administrative expenses increased $7.3 million, or 7%, for the three months ended September 30, 2008 compared with the same period in 2007. The increase primarily was due to higher information technology costs, including the implementation of a common information systems platform primarily in the Lubrizol Advanced Materials segment, and an unfavorable currency impact, partially offset by lower incentive compensation expense.

Research, Testing and Development Expenses Research, testing and development expenses in the third quarter of 2008 were comparable with the same quarter in 2007.

Restructuring and Impairment Charges We recorded aggregate restructuring and impairment charges of $5.7 million for the three months ended September 30, 2008. The restructuring and impairment charges primarily related to the decision in the third quarter of 2008 to close a Lubrizol Additives blending, packaging and warehouse site in Ontario, Canada, in addition to business improvement initiatives in the Lubrizol Advanced Materials segment. We expect operations at the Ontario, Canada facility to end by June 30, 2009. Approximately 30 employees will be impacted by this facility closure. We expect the facility closure to result in restructuring and impairment charges of approximately $10.9 million, of which $5.0 million has been incurred to date and $0.6 million is expected to be recognized in the remainder of 2008.

The components of restructuring and impairment charges are detailed as follows:

	Three Months Ended September 30, 2008
	Asset Impairments	Other Plant Exit Costs	Severance and Benefits	Total
Performance Coatings 2008 business improvement initiatives	$0.3	$—	$0.2	$0.5
Lubrizol Additives plant closure and workforce reductions	—	—	5.0	5.0
Lubrizol Advanced Materials workforce reductions	—	—	0.2	0.2

Total restructuring and impairment charges	$0.3	$—	$5.4	$5.7

	Three Months Ended September 30, 2007
	Asset Impairments	Other Plant Exit Costs	Severance and Benefits	Total
Lubrizol Advanced Materials production line impairment and workforce reductions	$2.0	$—	$0.1	$2.1

Interest Income The decrease in interest income in the third quarter of 2008 compared with the same period in 2007 primarily was due to our lower cash and cash equivalents balance and lower average interest rates.

Interest Expense Interest expense in the third quarter of 2008 was comparable with the same period in 2007 as the reduction in interest expense from lower debt balances was offset by higher average interest rates.

Provision for Income Taxes Our effective tax rate was 29.3% in the third quarter of 2008 compared with 27.5% in the the same period in 2007. The effective tax rate for the third quarter of 2008 was higher than the same period in 2007 due to the favorable resolution of tax matters from prior years during the third quarter of 2007.

Net Income Primarily as a result of the above factors, net income per diluted share decreased 10% to $0.92 for the three months ended September 30, 2008 compared with $1.02 in the same period in 2007.

Nine Months Ended September 30, 2008 Compared With Nine Months Ended September 30, 2007

Net income decreased $8.8 million to $214.9 million for the nine months ended September 30, 2008 compared with $223.7 million for the same period in 2007. The decrease in earnings primarily was due to higher raw material costs, higher manufacturing expenses, an increase in restructuring and impairment charges, the impact of Hurricane Ike and higher selling, technology, administrative and research (STAR) expenses, offset by an improvement in the combination of price and product mix, an increase in volume, a favorable currency impact and contributions from acquisitions.

	Nine Months Ended September 30,		$ Change	% Change
	2008	2007
Revenues	$3,940.2	$3,352.7	$587.5	18%
Cost of sales	3,057.4	2,503.0	554.4	22%

Gross profit	882.8	849.7	33.1	4%
Selling and administrative expenses	321.5	309.4	12.1	4%
Research, testing and development expenses	165.6	161.4	4.2	3%
Amortization of intangible assets	20.8	17.7	3.1	18%
Restructuring and impairment charges	25.1	0.6	24.5	*
Other (income) expense-net	(6.4)	(9.7)	3.3	(34)%
Interest income	(10.6)	(20.9)	10.3	(49)%
Interest expense	60.2	70.3	(10.1)	(14)%

Income before income taxes	306.6	320.9	(14.3)	(4)%
Provision for income taxes	91.7	97.2	(5.5)	(6)%

Net income	$214.9	$223.7	$(8.8)	(4)%

Net income per share, basic	$3.15	$3.23	$(0.08)	(2)%

Net income per share, diluted	$3.12	$3.19	$(0.07)	(2)%

*	Calculation not meaningful

Revenues The increase in revenues for the nine months ended September 30, 2008 compared with the same period in 2007 was due to a 10% improvement in the combination of price and product mix, a 4% increase in volume and a 4% favorable currency impact. Included in these factors were incremental revenues from our 2007 acquisitions, which contributed 2% to revenues for the period.

Analysis of Volume - 2008 vs. 2007 Volume patterns vary in different geographic zones. The following table shows the geographic mix of our volume for the nine months ended September 30, 2008 as well as the percentage changes compared with the same period in 2007:

	Year-to-Date 2008 Volume	Year-to-Date 2008 vs. 2007 % Change	Excluding the Impact of Acquisitions % Change
North America	42%	(6)%	(7)%
Europe	27%	8%	6%
Asia-Pacific / Middle East	24%	19%	17%
Latin America	7%	19%	18%

Total	100%	4%	3%

Segment volume variances by geographic zone, as well as the factors explaining the changes in segment revenues for the nine months ended September 30, 2008 compared with the same period in 2007, are contained within the “Segment Analysis” section.

Cost of Sales The increase in cost of sales for the nine months ended September 30, 2008 compared with the same period in 2007 primarily was due to higher raw material and manufacturing costs and an increase in volume. Average raw material cost increased 21% during 2008 compared with the same period in 2007. Total manufacturing expenses increased 9% for the nine months ended September 30, 2008 compared with the same period last year primarily due to an unfavorable currency impact, increased salaries and benefits, utilities, incremental costs of $8.5 million related to Hurricane Ike, and increased maintenance materials, partially offset by lower environmental-related charges. On a per-unit-sold basis, manufacturing costs increased 5% for the nine months ended September 30, 2008 compared with the same period in the prior year.

Gross Profit Gross profit increased $33.1 million, or 4%, for the nine months ended September 30, 2008 compared with the same period in 2007. The increase primarily was due to an improvement in the combination of price and product mix, higher volume and a favorable currency impact, partially offset by higher average raw material cost and higher manufacturing expenses. Our gross profit percentage decreased to 22.4% for the nine months ended September 30, 2008 compared with 25.3% in the same period last year as the increase in revenues from higher volume and pricing improvements to recover higher raw material costs was substantially greater than the increase in gross profit dollars.

Selling and Administrative Expenses Selling and administrative expenses increased $12.1 million, or 4%, for the nine months ended September 30, 2008 compared with the same period in 2007. The increase primarily was due to an unfavorable currency impact, an increase in salaries and benefits, mostly attributable to annual merit increases and growth resources in the Lubrizol Advanced Materials segment, and an increase associated with the implementation of a common information systems platform primarily in the Lubrizol Advanced Materials segment, partially offset by a decrease in incentive compensation expense.

Research, Testing and Development Expenses Research, testing and development expenses increased $4.2 million, or 3%, for the nine months ended September 30, 2008 compared with the same period in 2007 primarily due to an increase in salaries and benefits, higher outside testing expenses and an unfavorable currency impact.

Restructuring and Impairment Charges For the nine months ended September 30, 2008 and 2007, we recorded aggregate restructuring and impairment charges of $25.1 million and $0.6 million, respectively. The restructuring and impairment charges during the nine months ended September 30, 2008 primarily related to business improvement initiatives in the performance coatings product line of the Lubrizol Advanced Materials segment and the decision to close a Lubrizol Additives blending, packaging and warehouse site in Ontario, Canada.

In the first nine months of 2007, the restructuring and impairment charges primarily related to asset impairment charges of approximately $2.5 million for product lines in the Lubrizol Advanced Materials segment, offset by a pretax gain and restructuring credit of $2.8 million recorded on the sale of the manufacturing facility located in Bromborough, U.K. in January 2007 for net cash proceeds of $5.9 million.

The components of restructuring and impairment charges are detailed as follows:

	Nine Months Ended September 30, 2008
	Asset Impairments	Other Plant Exit Costs	Severance and Benefits	Total
Performance Coatings 2008 business improvement initiatives	$14.7	$0.4	$4.4	$19.5
Lubrizol Additives plant closure and workforce reductions	—	—	5.0	5.0
Lubrizol Advanced Materials product line impairments and workforce reductions	0.3	—	0.3	0.6

Total restructuring and impairment charges	$15.0	$0.4	$9.7	$25.1

	Nine Months Ended September 30, 2007
	Asset Impairments (Gains)	Other Plant Exit Costs	Severance and Benefits	Total
Lubrizol Advanced Materials plant closures and workforce reductions	$2.5	$0.2	$0.6	$3.3
Bromborough, U.K. plant closure and sale	(2.8)	0.1	—	(2.7)

Total restructuring and impairment (credits) charges	$(0.3)	$0.3	$0.6	$0.6

Other Income-Net Other income-net of $6.4 million for the nine months ended September 30, 2008 primarily consisted of a net favorable currency impact and a $2.0 million gain associated with the settlement of an antitrust lawsuit, partially offset by minority interest earnings. Other income-net of $9.7 million in the same period in 2007 primarily consisted of a $5.0 million gain recorded on the sale of land in the Lubrizol Additives segment.

Interest Income The decrease in interest income for the nine months ended September 30, 2008 compared with the same period in 2007 primarily was due to our lower cash and cash equivalents balance and lower average interest rates.

Interest Expense The decrease in interest expense for the nine months ended September 30, 2008 compared with the same period in 2007 was due to our reduced debt balances and lower average interest rates.

Provision for Income Taxes Our effective tax rate was 29.9% for the nine months ended September 30, 2008 compared with 30.3% for the same period in 2007. The decrease in the effective tax rate primarily was a result of lower U.S. tax on foreign income and improvements in our geographic earnings mix, partially offset by the non-recurrence of benefits from the favorable resolution of tax matters in 2007.

Net Income Primarily as a result of the above factors, net income per diluted share decreased 2% to $3.12 for the nine months ended September 30, 2008 compared with $3.19 in the same period in 2007.

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

The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Lubrizol Additives	69%	66%	68%	65%
Lubrizol Advanced Materials	31%	34%	32%	35%

Segment Operating Income:
Lubrizol Additives	78%	76%	77%	72%
Lubrizol Advanced Materials	22%	24%	23%	28%

The operating results by segment were as follows:

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2008	2007			2008	2007
Revenues:
Lubrizol Additives	$940.7	$738.8	$201.9	27%	$2,690.4	$2,193.8	$496.6	23%
Lubrizol Advanced Materials	422.0	382.6	39.4	10%	1,249.8	1,158.9	90.9	8%

Total	$1,362.7	$1,121.4	$241.3	22%	$3,940.2	$3,352.7	$587.5	18%

Gross Profit:
Lubrizol Additives	$181.3	$176.7	$4.6	3%	$567.4	$531.2	$36.2	7%
Lubrizol Advanced Materials	103.2	98.7	4.5	5%	315.4	318.5	(3.1)	(1)%

Total	$284.5	$275.4	$9.1	3%	$882.8	$849.7	$33.1	4%

Segment Operating Income:
Lubrizol Additives	$98.3	$97.0	$1.3	1%	$328.3	$304.3	$24.0	8%
Lubrizol Advanced Materials	28.3	30.9	(2.6)	(8)%	96.2	119.8	(23.6)	(20)%

Total	$126.6	$127.9	$(1.3)	(1)%	$424.5	$424.1	$0.4	—

Three Months Ended September 30, 2008 Compared With Three Months Ended September 30, 2007

LUBRIZOL ADDITIVES SEGMENT

Revenues Revenues increased 27% for the three months ended September 30, 2008 compared with the same period in 2007. The increase was due to a 20% increase in the combination of price and product mix, a 4% increase in volume and a 3% favorable currency impact. Included in these factors were the incremental revenues from the refrigeration lubricants acquisition completed in 2007, which contributed 3% to revenues in the quarter.

Volume patterns vary in different geographic zones. The following table shows the geographic mix of our volume for the three months ended September 30, 2008 as well as the percentage changes compared with the same period in 2007:

	3rd Quarter 2008 Volume	3rd Quarter 2008 vs. 2007 % Change	Excluding the Impact of Acquisitions % Change
North America	31%	(11)%	(12)%
Europe	33%	13%	10%
Asia-Pacific / Middle East	28%	19%	17%
Latin America	8%	(2)%	(3)%

Total	100%	4%	2%

Stronger customer demand, emerging market growth and favorable customer order patterns in the Asia-Pacific / Middle East region, particularly China, led to increased volume in two of our three international zones. The volume decrease in North America for the three-month comparative period primarily was due to delayed customer shipments as a result of Hurricane Ike, lower customer demand and the introduction of more concentrated products, partially offset by the favorable impact from an acquisition. The refrigeration lubricants acquisition contributed 2% to our overall volume increase in the third quarter of 2008 compared with the same period in 2007. We estimated that Hurricane Ike negatively impacted our third quarter volume by approximately 3% due to delayed shipments, of which more than 75% was attributed to our North America region.

Gross Profit Gross profit increased $4.6 million, or 3%, in the third quarter of 2008 compared with the same period in 2007. The increase primarily related to improvements in the combination of price and product mix, higher volume, favorable currency and contributions from the refrigeration lubricants acquisition, substantially offset by higher raw material and manufacturing costs. Average raw material cost increased 34% for the three months ended September 30, 2008 compared with the same period in 2007. In the third quarter of 2008, we implemented global price increases announced in May and July to offset the higher cost of sales associated with continued increases in raw material costs and energy-related operating expenses. We expect the full impact of these increases to be realized in the fourth quarter of 2008. Total manufacturing costs increased 17% in the third quarter of 2008 compared with the same period in 2007. The increase in total manufacturing costs primarily was due to $7.8 million of costs related to Hurricane Ike, an unfavorable currency impact, higher volume, higher utilities and increased salaries and wages, partially offset by lower environmental-related charges. Manufacturing costs on a per-unit-sold basis increased 21% for the three-month comparative period. Excluding hurricane-related costs, on a per-unit-sold basis, manufacturing costs increased 14% in the third quarter of 2008 compared with the same quarter in the prior year.

The gross profit percentage decreased to 19.3% for the three months ended September 30, 2008 from 23.9% in the same period in 2007 as the increase in revenues from higher volumes and pricing improvements to recover higher raw material costs were substantially greater than the increase in gross profit dollars. The impact of Hurricane Ike-related costs also contributed to this decrease.

Selling, Technical, Administrative and Research Expenses STAR expenses increased $1.3 million, or 2%, for the three months ended September 30, 2008 compared with the same period in 2007. The increase in STAR expenses primarily was due to an unfavorable currency impact, mostly offset by a decrease in incentive compensation expense.

Segment Operating Income Segment operating income increased 1% for the three months ended September 30, 2008 compared with the same period in 2007 due to the factors discussed above.

LUBRIZOL ADVANCED MATERIALS SEGMENT

Revenues Revenues increased 10% for the three months ended September 30, 2008 compared with the same period in 2007. The increase was due to a 12% increase in the combination of price and product mix and a 2% favorable currency impact, partially offset by a 4% decrease in volume.

Volume patterns vary in different geographic zones. The following table shows the geographic mix of our volume for the three months ended September 30, 2008 as well as the percentage changes compared with the same period in 2007:

	3rd Quarter 2008 Volume	3rd Quarter 2008 vs. 2007 % Change
North America	64%	(8)%
Europe	16%	(4)%
Asia-Pacific / Middle East	16%	20%
Latin America	4%	(13)%

Total	100%	(4)%

Volume in North America decreased 8% as an increase in our engineered polymers product line was more than offset by a decrease in our performance coatings product line. The increase in our engineered polymers product line primarily was due to strong customer demand in advance of announced price increases in our TempRite® engineered polymers business predominately in commercial water, industrial and fire sprinkler applications. The decrease in our performance coatings product line was due to continued weakness in textile applications as well as lower demand in inks and paint and coatings applications.

Volume in Europe decreased 4% as an increase in our engineered polymers product line was more than offset by decreases in our performance coatings and Noveon® consumer specialties product lines. The increase in our engineered polymers product line was due to increased customer demand in plumbing and explosives applications. Volume decreased in our performance coatings product line as we experienced lower customer demand in paint and coatings, textile and graphic arts applications. Volume in our Noveon consumer specialties product line decreased due to business loss in our AMPS® specialty monomers business largely as a result of production problems that occurred in 2007, as well as weaker customer demand in personal care applications.

Volume in Asia-Pacific / Middle East increased 20% with increases in our engineered polymers and performance coatings product lines. The increase in our engineered polymers product line was due to increased customer demand in India, China and the Middle East in our TempRite business, predominately in plumbing applications. The increase in our performance coatings product line was due to increased customer demand in paints and coatings, paper and packaging applications.

Volume in Latin America decreased 13% as an increase in our Noveon consumer specialties product line was more than offset by a decrease in our engineered polymers and performance coatings product lines. The increase in our Noveon consumer specialties product line was due to higher demand in personal care applications. The decrease in our engineered polymers product line was due to customer order patterns in our TempRite business. The decrease in our performance coatings product line was due to lower customer demand in inks and textile applications.

Gross Profit Gross profit increased $4.5 million in the third quarter of 2008 compared with the same period in 2007. The increase primarily related to volume increases in the TempRite business as well as improved pricing in our Noveon consumer specialties product line, offset by increased raw material costs and lower volumes in our performance coatings product line and our Estane® business. For the three months ended September 30, 2008, we experienced a 17% increase in average raw material cost compared with the same period in 2007. Total manufacturing costs increased 12% in the third quarter of 2008 compared with the same period in 2007 primarily due to an unfavorable currency impact, increased depreciation expense, and increased salaries and benefits attributable to annual merit increases. Manufacturing costs on a per-unit-sold basis were 17% higher for the three-month comparative period.

The gross profit percentage decreased to 24.5% for the three months ended September 30, 2008 from 25.8% in the same period in 2007. The decrease in gross profit percentage primarily was due to increased raw material costs, which outpaced increased selling prices, and decreased volume.

Selling, Technical, Administrative and Research Expenses STAR expenses increased $6.5 million, or 10%, for the three months ended September 30, 2008 compared with the same period in 2007. The increase in STAR expenses primarily was due to higher costs associated with the implementation of a common information systems platform, increased salaries and benefits and an unfavorable currency impact.

Segment Operating Income Segment operating income decreased 8% for the three months ended September 30, 2008 compared with the same period in 2007 due to the factors discussed above.

Nine Months Ended September 30, 2008 Compared With Nine Months Ended September 30, 2007

LUBRIZOL ADDITIVES SEGMENT

Revenues Revenues increased 23% for the nine months ended September 30, 2008 compared with the same period in 2007. The increase was due to an improvement in the combination of price and product mix of 11%, an 8% increase in volume and a 4% favorable currency impact. Included in these factors were the incremental revenues from our 2007 acquisitions, which contributed 3% to revenues for the nine months ended September 30, 2008.

Volume patterns vary in different geographic zones. The following table shows the geographic mix of our volume for the nine months ended September 30, 2008 as well as the percentage changes compared with the same period in 2007:

	Year-to-Date 2008 Volume	Year-to-Date 2008 vs. 2007 % Change	Excluding the Impact of Acquisitions % Change
North America	32%	(5)%	(7)%
Europe	32%	12%	9%
Asia-Pacific / Middle East	28%	19%	17%
Latin America	8%	19%	18%

Total	100%	8%	6%

Stronger customer demand, emerging market growth and favorable customer order patterns in Asia-Pacific / Middle East, particularly China, led to increased volume in our international zones. The volume decrease in North America for the nine-month comparative period primarily was due to lower customer demand in both our product lines, delayed customer shipments as a result of Hurricane Ike and the introduction of more concentrated products, partially offset by the favorable impact of acquisitions. Acquisitions contributed 2% to our overall volume increase for the first nine months of 2008 compared with the same period in 2007. We estimated that Hurricane Ike negatively impacted our nine-month volume by approximately 1% due to delayed shipments, of which more than 75% was attributed to our North America region.

Gross Profit Gross profit increased $36.2 million, or 7%, for the nine months ended September 30, 2008 compared with the same period in 2007. The increase primarily related to improvements in the combination of price and product mix, higher volume, favorable currency and contributions from acquisitions, substantially offset by increased raw material and manufacturing costs. Average raw material cost increased 23% for the nine months ended September 30, 2008 compared with the same period in 2007. In the first nine months of 2008, we implemented several global price increases to offset the higher cost of sales associated with continued increases in raw material and energy-related operating costs. Total manufacturing costs increased 11% in the first nine months of 2008 compared with the same period in 2007. The increase in total manufacturing costs primarily was due to higher volume, an unfavorable currency impact, higher utilities, increased salaries and benefits, incremental costs related to Hurricane Ike and higher maintenance supplies and materials and contract labor costs, partially offset by lower environmental-related charges. Manufacturing costs on a per-unit-sold basis were 7% higher for the nine-month comparative period.

The gross profit percentage decreased to 21.1% for the nine months ended September 30, 2008 from 24.2% in the same period in 2007 as the increase in revenues from higher volumes and pricing improvements to recover higher raw material costs was substantially greater than the increase in gross profit dollars.

Selling, Technical, Administrative and Research Expenses STAR expenses increased $2.8 million, or 1%, for the nine months ended September 30, 2008 compared with the same period in 2007. The increase in STAR expenses primarily was due to an unfavorable currency impact and increased salaries and benefits attributable to annual merit increases, partially offset by a decrease in incentive compensation expense.

Other (Income) Expense-Net Other expense-net was $4.7 million in 2008 compared with other income-net of $3.7 million in 2007. Other expense-net for the nine months ended September 30, 2008 included a $2.0 million gain associated with the settlement of an antitrust lawsuit, while other income-net in the same period in 2007 included a $5.0 million gain on the sale of land. Due to the increased earnings from our joint ventures that are included in the consolidated statement of income, other (income) expense-net in 2008 also includes $3.2 million of additional minority interest expense compared with the prior year.

Segment Operating Income Segment operating income increased 8% for the nine months ended September 30, 2008 compared with the same period in 2007 due to the factors discussed above.

LUBRIZOL ADVANCED MATERIALS SEGMENT

Revenues Revenues increased 8% for the nine months ended September 30, 2008 compared with the same period in 2007. The increase was due to an 8% increase in the combination of price and product mix and a 3% favorable currency impact, partially offset by a 3% decrease in volume.

Volume patterns vary in different geographic zones. The following table shows the geographic mix of our volume for the nine months ended September 30, 2008 as well as the percentage changes compared with the same period in 2007:

	Year-to-Date 2008 Volume	Year-to-Date 2008 vs. 2007 % Change
North America	64%	(7)%
Europe	17%	(6)%
Asia-Pacific / Middle East	14%	18%
Latin America	5%	20%

Total	100%	(3)%

Volume in North America decreased 7% as an increase in our Noveon consumer specialties product line was more than offset by decreases in our performance coatings and engineered polymers product lines. The increase in our Noveon consumer specialties product line was due to strong customer demand as well as business gains in our surfactants business and higher demand in personal care applications. The decrease in our performance coatings product line was due to continued weakness in textile applications as well as lower demand in inks and paint and coatings applications. The decrease in our engineered polymers product line was due to lower demand in plumbing applications impacting our TempRite business. This decrease partially was offset by higher demand in our Estane business, predominately in film and sheet applications.

Volume in Europe decreased 6% as increases in our engineered polymers product line were more than offset by decreases in our performance coatings and Noveon consumer specialties product lines. The increase in our engineered polymers product line was due to increased customer demand in plumbing, industrial and explosives applications. Volume decreased in our performance coatings product line as we experienced lower customer demand in paint and coatings, textile and graphic arts applications. Volume in our Noveon consumer specialties product line decreased due to business loss in our AMPS specialty monomers business largely as a result of production problems that occurred in 2007.

Volume in Asia-Pacific / Middle East increased 18% with increases in all of our product lines. The increase in our engineered polymers product line was due to increased customer demand in our TempRite business, predominately in plumbing applications. The increase in our performance coatings product line was due to increased customer demand in paints and coatings, paper and packaging applications. The increase in our Noveon consumer specialties product line was due to increased customer demand in personal care applications.

Volume in Latin America increased 20% due to increases in our engineered polymers and Noveon consumer specialties product lines, partially offset by a decrease in our performance coatings product line. The increase in our engineered polymers product line was due to business gains in plumbing and footwear applications. The increase in our Noveon consumer specialties product line was due to increased customer demand in personal care applications while the decrease in our performance coatings product line was due to lower customer demand in inks and textile applications.

Gross Profit Gross profit decreased $3.1 million, or 1%, for the nine months ended September 30, 2008 compared with the same period in 2007. The decrease primarily related to increased raw material costs, particularly in our TempRite business, and lower volume in our performance coatings product line. This decrease partially was offset by improved pricing in our Estane business as well as volume increases in the Noveon consumer specialties product line and Estane business. For the nine months ended September 30, 2008, we experienced a 17% increase in average raw material cost compared with the same period in 2007. Total manufacturing costs increased 5% for the nine months ended September 30, 2008 compared with the same period in 2007 primarily due to an unfavorable currency impact, increased salaries and benefits attributable to annual merit increases and increased depreciation expense, offset by lower environmental-related charges. Manufacturing costs on a per-unit-sold basis increased 8% for the nine-month comparative period.

The gross profit percentage decreased to 25.2% for the nine months ended September 30, 2008 from 27.5% in the same period in 2007. The decrease in gross profit percentage primarily was due to increased raw material costs, which outpaced increased selling prices.

Selling, Technical, Administrative and Research Expenses STAR expenses increased $19.8 million, or 11%, for the nine months ended September 30, 2008 compared with the same period in 2007. The increase in STAR expenses primarily was due to higher costs associated with the implementation of a common information systems platform, an unfavorable currency impact and increased salaries and benefits attributable to annual merit increases, partially offset by a decrease in incentive compensation expense and the favorable resolution of non-income tax related audits.

Segment Operating Income Segment operating income decreased 20% for the nine months ended September 30, 2008 compared with the same period in 2007 due to the factors discussed above.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the major components of cash flow:

	Nine Months Ended September 30,
	2008	2007
Cash provided by (used for):
Operating activities	$182.7	$406.5
Investing activities	(194.5)	(125.7)
Financing activities	(131.3)	(221.1)
Effect of exchange-rate changes on cash	13.2	10.6

Net (decrease) increase in cash and cash equivalents	$(129.9)	$70.3

OPERATING ACTIVITIES

The decrease in cash provided by operating activities for the nine months ended September 30, 2008 compared with the same period in 2007 primarily was attributable to a significant increase in our working capital investment in 2008 and the 2007 cash flow benefit from our initiative to reduce inventories. During 2008, significantly higher raw material costs and selling prices contributed to increased inventories and accounts receivable.

We manage inventories and accounts receivable on the basis of average days sales in inventory and average days sales in receivables. Our goal is to minimize our investment in inventories while at the same time ensuring reliable supply for our customers. Our average days sales in inventory improved to 72.4 days for the nine months ended September 30, 2008 from 73.2 days for the year ended December 31, 2007. Our average days sales in receivables increased to 48.9 days for the nine months ended September 30, 2008 from 47.2 days for the year ended December 31, 2007. The increase in our international sales relative to our domestic sales had an unfavorable impact on our days sales in receivables.

INVESTING ACTIVITIES

Cash used for investing activities increased $68.8 million for the nine months ended September 30, 2008 compared with the same period in 2007. The increase primarily related to higher capital expenditures of $146.8 million for the nine months ended September 30, 2008 compared with $121.6 million for the same period in 2007. In 2008, we estimate annual capital expenditures will be approximately $205.0 million to $215.0 million. For the nine months ended September 30, 2008, we recorded a cash outflow of $50.0 million associated with an investment held in a money market mutual fund that is no longer considered a cash equivalent. See “Capitalization, Liquidity and Credit Facilities” below for further discussion. In 2007, we acquired Lockhart’s metalworking business for approximately $15.7 million and we realized proceeds of $12.9 million from the sales of property and equipment, primarily associated with the sale of the Bromborough, U.K. plant.

FINANCING ACTIVITIES

Cash used for financing activities decreased $89.8 million for the nine months ended September 30, 2008 compared with the same period in 2007. Cash used for financing activities of $131.3 million for the nine months ended September 30, 2008 primarily consisted of the repurchase of common shares and the payment of dividends. Cash used for financing activities in the same period in 2007 was $221.1 million, which primarily consisted of the repayment of €60.0 million against our €250.0 million revolving credit agreement, the repurchase of common shares and payment of dividends, partially offset by proceeds from the exercise of stock options.

On September 23, 2008, our board of directors declared a regular quarterly dividend of $0.31 per common share payable December 10, 2008 to shareholders of record at the close of business on November 10, 2008.

CAPITALIZATION, LIQUIDITY AND CREDIT FACILITIES

At September 30, 2008, our total debt outstanding of $1,429.9 million consisted of 72% fixed-rate debt and 28% variable-rate debt, including $400.0 million of fixed-rate debt that effectively has been swapped for a variable rate. Our weighted-average interest rate at September 30, 2008 was approximately 5.6%.

Our net debt to capitalization ratio at September 30, 2008 was 34.3%. Net debt represents total short-term and long-term debt, excluding original issue discounts and unrealized gains and losses on derivative instruments designated as fair-value hedges of fixed-rate debt, reduced by cash and cash equivalents. Capitalization is calculated as shareholders’ equity plus net debt. Total debt as a percent of capitalization was 41.4% at September 30, 2008.

Our ratio of current assets to current liabilities was 2.1 at September 30, 2008.

Our $350.0 million revolving credit facility, which matures in September 2011, allows us to borrow at variable rates based upon the U.S. prime rate or LIBOR plus a specified credit spread. Our €250.0 million revolving credit facility, which matures in September 2010, allows us to borrow at variable rates based on EURIBOR plus a specified credit spread. At September 30, 2008, we had no outstanding borrowings under these agreements.

Our cash and cash equivalents balance of $372.4 million at September 30, 2008 will be used to fund ongoing operations and to pay down debt. We currently anticipate using some of this cash and cash equivalents balance to retire $200.0 million in notes in December 2008.

At September 30, 2008, we had a $50.0 million investment in a money market mutual fund that froze all distributions on September 17, 2008 due to liquidity constraints. Although we gave our redemption notice to this fund prior to September 17, 2008, we did not receive our full distribution. This fund is being liquidated under the supervision of the Securities and Exchange Commission. Accordingly, our holding in this money market mutual fund was no longer classified as a cash equivalent at September 30, 2008 due to its change in liquidity. We received a distribution of $25.4 million in October 2008, and anticipate receiving additional distributions over the next 13 months. We do not expect the delayed distribution of this fund to alter materially our plans with respect to debt retirement or acquisition opportunities.

We continue to believe that our cash flow from operations, borrowing capacity under our credit facilities, and our ability to obtain additional financing provide sufficient liquidity to maintain our current operations, pay dividends, pursue acquisitions and service our debt. However, in response to the current contraction in the credit markets, we have suspended temporarily our share repurchase program as a precaution in order to preserve liquidity.

CONTRACTUAL CASH OBLIGATIONS

Our contractual cash obligations at December 31, 2007 are contained on page 21 of our 2007 Annual Report to shareholders. During the nine months ended September 30, 2008, our non-cancelable purchase commitments decreased approximately $20.7 million to $156.4 million. At September 30, 2008, our non-cancelable purchase commitments by period were $29.0 million, $113.0 million, $10.7 million and $3.7 million for the 2008, 2009-2010, 2011-2012 and 2013 and later periods, respectively. During the nine months ended September 30, 2008, expected contributions to our defined benefit pension plans increased approximately $27.7 million to $58.2 million, primarily as a result of the expected settlement of a non-US pension plan in the fourth quarter of 2008. Other than the changes in non-cancelable purchase commitments and defined benefit pension plans, we do not believe there have been any significant changes in our contractual cash obligations since December 31, 2007.

Our debt level will require us to dedicate a portion of our cash flow to make interest and principal payments, thereby reducing the availability of our cash for acquisitions or other purposes. Nevertheless, we believe our future operating cash flow will be sufficient to cover debt service, capital expenditures, dividends and other obligations, and that we have untapped borrowing capacity that can provide us with additional financial resources. We currently have a shelf registration statement filed with the SEC pursuant to which debt securities, preferred or common shares, or warrants may be issued. We intend to use our shelf registration to refinance our 4.625% notes due October 1, 2009.

At September 30, 2008, we had $39.8 million of contingent obligations under standby letters of credit issued in the ordinary course of business to financial institutions, customers and insurance companies to secure short-term support for a variety of commercial transactions, insurance and benefit programs.

NEW ACCOUNTING STANDARDS

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (U.S. GAAP). This statement will become effective on November 15, 2008. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” This statement amends the disclosure requirements for derivative instruments and hedging activities in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. At initial adoption, comparative disclosures for earlier periods are encouraged, but not required. We currently are evaluating the impact of this recently issued standard on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141R requires that costs incurred to effect the acquisition be recognized separately from the acquisition as period costs. SFAS No. 141R also requires recognition of restructuring costs that the acquirer expects to incur, but is not obligated to incur, separately from the business combination. In addition, this statement requires an acquirer to recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Other key provisions of this statement include the requirement to recognize the acquisition-date fair values of research and development assets separately from goodwill and the requirement to recognize changes in the amount of deferred tax benefits that are recognizable due to the business combination in either income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. At September 30, 2008, we had amounts recorded in our financial statements for unrecognized tax benefits and deferred tax valuation allowances related to past acquisitions. Any reversal of these amounts prior to the adoption of SFAS No. 141R would affect goodwill. However, subsequent to the adoption of SFAS No. 141R, any reversals would affect the income tax provision in the period of reversal. With the exception of certain tax-related aspects described above, this statement applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. We currently are evaluating the impact of this recently issued standard on our consolidated financial statements.

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

We believe that the following factors, among others, could affect our future performance and cause our actual results to differ materially from those expressed or implied by forward-looking statements made in this quarterly report:

•	The cost, availability and quality of raw materials, especially petroleum-based products.

•	Our ability to sustain profitability of our products in a competitive environment.

•	The demand for our products as influenced by factors such as the global economic environment, longer-term technology developments and the success of our commercial development programs.

•	The effects of required principal and interest payments and the access to capital on our ability to fund capital expenditures and acquisitions and to meet operating needs.

•

The risks of conducting business in foreign countries, including the effects of fluctuations in currency exchange rates upon our consolidated results and political, social, economic and regulatory factors.

•	The extent to which we are successful in expanding our business in new and existing markets and in identifying, understanding and managing the risks inherent in those markets.

•	Our ability to identify, finance, complete and integrate acquisitions for profitable growth and operating efficiencies.

•	Our success at continuing to develop proprietary technology to meet or exceed new industry performance standards and individual customer expectations.

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

Our primary interest rate exposures relate to our cash and cash equivalents, fixed-rate and variable-rate debt and interest rate swaps. The calculation of potential loss in fair value is based on an immediate change in the net present values of our interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flow and income before tax is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% increase or decrease in interest rates would have had a respective favorable or unfavorable impact on fair values of $47.7 million and $49.8 million at September 30, 2008 and December 31, 2007, respectively. In addition, a hypothetical 10% increase or decrease in interest rates would have had a respective unfavorable or favorable impact on annualized cash flows and income before tax of $0.7 million and $0.6 million in 2008 and 2007, respectively.

Our primary currency exchange rate exposures are to foreign currency-denominated debt, intercompany debt, cash and cash equivalents and forward foreign currency exchange contracts. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our currency exposures due to a 10% shift in exchange rates. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% increase or decrease in currency exchange rates would have had a respective unfavorable or favorable impact on fair values of $20.9 million and $17.0 million at September 30, 2008 and December 31, 2007, respectively. In addition, a hypothetical 10% increase or decrease in currency exchange rates would have had a respective unfavorable or favorable impact on annualized cash flows of $34.2 million and $27.9 million and on annualized income before tax of $11.8 million and $4.1 million in 2008 and 2007, respectively.

Our primary commodity hedge exposures relate to natural gas and electric utility expenses. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our commodity exposures due to a 10% shift in the underlying commodity prices. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in commodity prices. A hypothetical 10% increase or decrease in commodity prices would have had a respective favorable or unfavorable impact on fair values of $2.1 million and $1.4 million at September 30, 2008 and December 31, 2007, respectively, and on annualized cash flows and income before tax of $2.1 million and $1.5 million in 2008 and 2007, respectively.

Item 4.	Controls and Procedures

At the end of the period covered by this quarterly report (September 30, 2008), we carried out an evaluation, under the supervision and with the participation of the company’s management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the end of such period, our disclosure controls and procedures were effective and designed to ensure that all material information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the third quarter of 2008, we continued to refine our implementation of a common information systems platform in the North American operations of our Lubrizol Advanced Materials segment that occurred during the second quarter of 2008. During the third quarter of 2008, we performed additional internal control procedures to provide reasonable assurance with respect to our financial statement preparation and presentation for the periods covered by this quarterly report. We currently are not aware of any material adverse impacts on our internal controls over financial reporting as a result of this change. Other than ongoing changes to internal processes and control procedures related to this implementation, there were no changes in our internal control over financial reporting identified in the evaluation described in the preceding paragraph that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There are no material changes from risk factors as disclosed previously in our Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On July 1, 2008, we issued 338 common shares in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933 (the Securities Act). We issued the common shares to one former officer under a senior management deferred compensation plan.

On July 31, 2008, we issued 217 common shares in a transaction exempt from registration under Regulation S of the Securities Act. We issued the common shares to one employee of a wholly owned United Kingdom subsidiary of the company under an employee benefit plan.

On August 1, 2008, we issued 895 common shares in a private placement transaction exempt from registration under Section 4(2) of the Securities Act. We issued the common shares to one participant in a senior management deferred compensation plan.

On September 2, 2008, we issued 331 common shares in private placement transactions exempt from registration under Section 4(2) of the Securities Act. We issued the common shares to one former officer under a senior management deferred compensation plan and to one former director under the deferred compensation plan for directors.

(c)	The following table provides information regarding our purchases of Lubrizol common shares during the quarter.

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2008 through July 31, 2008	507	$43.22	0	4,230,918
August 1, 2008 through August 31, 2008	475,357	$52.67	475,000	3,755,918
September 1, 2008 through September 30, 2008	5	$52.99	0	3,755,918
Total	475,869		475,000	3,755,918

[1]

This column includes common shares (507 in July; 357 in August; and 5 in September) that we purchased pursuant to our deferred compensation plans, whereby we withhold shares upon a distribution to pay the withholding taxes on behalf of the employee.

[2]

This column represents common shares that we purchased at a cost of $25.0 million pursuant to a previously announced share repurchase plan authorized by the board of directors on April 23, 2007. Under this plan, we can repurchase up to five million shares, which will be effected through open market purchases or in negotiated transactions. This plan will expire when we repurchase all of the shares authorized under the plan. This plan is part of our program to repurchase up to $300.0 million common shares through 2009. In response to the current contraction in the credit markets, we have suspended temporarily this share repurchase program.

Item 6.	Exhibits

3.1	Amended Articles of Incorporation of The Lubrizol Corporation, as adopted September 23, 1991 (incorporated by reference to Exhibit 3.1 to The Lubrizol Corporation’s annual report on Form 10-K for the year ended December 31, 2004).

3.2	Regulations of The Lubrizol Corporation, as amended effective April 27, 1992 (incorporated by reference to Exhibit 3.2 to The Lubrizol Corporation’s annual report on Form 10-K for the year ended December 31, 2004).

3.3	Amendment to Article Fourth of Amended Articles of Incorporation (incorporated by reference to Exhibit 4.1 to The Lubrizol Corporation’s annual report on Form 10-K for the year ended December 31, 2004).

10.1*	The Lubrizol Corporation Senior Management Deferred Compensation Plan, as amended.

10.2*	The Lubrizol Corporation 2005 Executive Council Deferred Compensation Plan, as amended.

10.3*	The Lubrizol Corporation 2005 Deferred Compensation Plan for Directors, as amended.

10.4*	The Lubrizol Corporation 2005 Excess Defined Benefit Plan, as amended.

10.5*	Supplemental Retirement Plan for Donald W. Bogus, as amended.

10.6*	Employment Agreement effective January 1, 2003, between The Lubrizol Corporation and Donald W. Bogus, as amended.

10.7*	Form of The Lubrizol Corporation 2005 Stock Incentive Plan Performance Share Award, as amended.

10.8*	The Lubrizol Corporation Annual Incentive Pay Plan, as amended.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act.

*	Indicates management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LUBRIZOL CORPORATION

/s/ W. Scott Emerick
W. Scott Emerick
Chief Accounting Officer and Duly Authorized Signatory of The Lubrizol Corporation

Date: November 7, 2008