Form 10-K
period 2008-12-31
LUBRIZOL CORP
filed 2009-02-27
CIK 60751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value (on basis of closing sale price) of voting stock held by nonaffiliates as of June 30, 2008: $3,136,633,428.
Number of the registrant’s Common Shares, without par value, outstanding as of February 13, 2009: 67,817,805.
Documents Incorporated by Reference
Portions of the proxy statement for the 2009 Annual Meeting of Shareholders (Incorporated into Part III of this Form 10-K)

PART I
ITEM 1. BUSINESS
References to “Lubrizol,” the “company,” “we,” “us” or “our” refer to The Lubrizol Corporation and its subsidiaries, except where the context makes clear that the reference only is to The Lubrizol Corporation itself and not its subsidiaries.
Overview
We are an innovative specialty chemical company that produces and supplies technologies that improve the quality and performance of our customers’ products in the global transportation, industrial and consumer markets. Our consolidated results for the year ended December 31, 2008 included total revenues of $5,027.8 million. Our business is founded on technological leadership. Innovation provides opportunities for us in growth markets as well as advantages over our competitors. From a base of approximately 1,600 patents, we use our product development and formulation expertise to sustain our leading market positions and fuel our future growth. We create additives, ingredients, resins and compounds that enhance the performance, quality and value of our customers’ products, while minimizing their environmental impact. Our products are used in a broad range of applications and are sold into relatively stable markets such as those for engine oils, specialty driveline lubricants and metalworking fluids, as well as higher-growth markets such as personal care and over-the-counter pharmaceutical products, performance coatings and inks and compressor lubricants. Our specialty materials products also are used in a variety of industries, including the construction, sporting goods, medical products and automotive industries.
We are organized into two operating and reportable segments called Lubrizol Additives and Lubrizol Advanced Materials, and we are an industry leader in many of the markets in which our product lines compete. We produce products with well-recognized brand names, such as Anglamol® (gear oil additives), Carbopol® (acrylic thickeners for personal care products), Estane® (thermoplastic polyurethane) and TempRite® (resins and compounds used in plumbing, industrial and fire sprinkler systems).
We are geographically diverse, with an extensive global manufacturing, supply chain, technical and commercial infrastructure. At December 31, 2008, we operated facilities in 27 countries, including production facilities in 19 countries and laboratories in 12 countries, in key regions around the world through the efforts of approximately 6,970 employees. We derived approximately 38% of our consolidated total revenues from North America, 31% from Europe, 23% from the Asia/Pacific and the Middle East region and 8% from Latin America. We sell our products in more than 100 countries and believe that our customers recognize and value our ability to provide customized, high quality, cost-effective performance formulations and solutions worldwide. We also believe our customers highly value our global supply chain capabilities.
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
Acquisitions and Divestitures
On December 31, 2008, we completed the acquisition of the commercial, production and research and development assets of the thermoplastic polyurethane business of The Dow Chemical Company (Dow) for approximately $61.4 million, including transaction costs. The acquisition included technology, trade names, customer lists and manufacturing know-how. We also acquired a manufacturing facility, including equipment and inventory, in La Porte, Texas as part of the transaction.
On November 1, 2007, we completed the acquisition of the refrigeration lubricants business of Croda International Plc (Croda) for approximately $123.7 million, including transaction costs. The acquisition primarily included lubricant technology, trade names, customer lists, manufacturing know-how and inventory. No manufacturing facilities were included in the transaction.

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
Business Segments
The Lubrizol Additives segment represents approximately 70% of our 2008 consolidated revenues and is comprised of our businesses in engine additives and driveline and industrial additives. The Lubrizol Advanced Materials segment represents approximately 30% of our 2008 consolidated revenues and primarily is comprised of the businesses we acquired in the 2004 Noveon International, Inc. acquisition and our former performance chemicals product group. Additional financial information about our segments is contained in Note 15 to our consolidated financial statements.
In the fourth quarter of 2008, two businesses were moved from our Lubrizol Advanced Materials segment to the Lubrizol Additives segment. Previously, AMPS® monomers were part of the Noveon consumer specialties product line, and ADEX™ emulsifiers for explosives were part of the engineered polymers product line. Now these two businesses are part of the driveline and industrial additives product line.
The following chart depicts the composition of our reportable segments.
THE LUBRIZOL CORPORATION

Lubrizol Additives Segment

•	Engine Additives

•	Passenger Car Motor Oils

•	Marine Diesel, Small Engines, Stationery Gas Oils

•	Viscosity Modifiers

•	Fuel, Refinery and Oilfield Products

•	Services
•	Driveline and Industrial Additives
•	Automatic Transmission Fluids

•	Gear Oils

•	Farm Tractor Fluids

•	Hydraulic Fluids

•	Grease Additives

•	Metalworking Fluids

•	Compressor Lubricants

•	Industrial Gear Oils

•	Viscosity Modifiers

•	Services

•	AMPS® Monomers

•	ADEX™ Emulsifiers for Explosives

Lubrizol Advanced Materials Segment

•	Noveon® Consumer Specialties
•	Personal Care

•	Pharmaceuticals

•	Cassia Hydrocolloids
•	Performance Coatings
•	Graphic Arts/Functional Coatings

•	Paints, Coatings and Adhesives

•	Engineered Substrates
•	Engineered Polymers
•	TempRite® Engineered Polymers

•	Estane® Engineered Polymers
•	Conductive Polymers

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

For the year ended December 31, 2008, the Lubrizol Additives segment generated revenues of $3,541.5 million and segment operating income of $427.3 million.
Our products provide value to our customers and serve to increase cost-effectiveness by reducing friction and heat, resisting oxidation, minimizing deposit formation, and preventing corrosion and wear. Through our in-house research, development and testing programs, we have the capability to invent and develop a broad range of proprietary chemical components, including antioxidants, anti-wear agents, corrosion inhibitors, detergents, dispersants, friction modifiers and viscosity modifiers. We formulate proprietary additive packages by combining these different components to create unique products targeting specific customer problems. We are recognized by our customers for innovative technology, the broadest product line and high-quality products. Key components of our additive packages include:
•	antioxidants that retard oil thickening;

•	anti-wear agents that prevent metal-to-metal contact of surfaces;

•	corrosion inhibitors that prevent rust;

•	detergents that prevent deposit build-up;

•	dispersants that protect equipment by suspending contaminant particles;

•	friction modifiers that control friction at surfaces;

•	polymer-based viscosity modifiers that allow lubricants to operate over broad temperature ranges; and

•	pour point depressants that control low temperature fluid thickening.
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
During 2008, we had two primary product lines within our Lubrizol Additives segment: (i) engine additives and (ii) driveline and industrial additives.
Engine Additives Our engine additives products hold a leading global position for a wide range of additives for lubricating engine oils, such as for gasoline, diesel, marine and stationary gas engines. We also produce additives for fuels, refinery and oilfield chemicals. In addition, this product line sells additive components and viscosity modifiers and provides outsourcing services for supply chain and knowledge center management. Our customers, which include major global and regional oil companies, refineries and specialized lubricant producers and marketers, blend our additive products with their base oil and distribute the finished lubricant to end users via retail, commercial or vehicle original equipment manufacturer (OEM) channels. In 2008, our engine additives products generated total revenues of $2,258.7 million.

The following table lists the representative uses for and a description of our engine additives products:

Category	Product/Brand	Description/Uses
Engine Additives	Passenger car motor oils, heavy-duty diesel engine oils, marine diesel, small engines, stationary gas and viscosity modifiers	Additives that extend engine life, lower emissions and enhance fuel economy.

	Fuel, refinery and oilfield products and other components	Additives designed to eliminate deposits and provide fuel system cleanliness, prevent wear and corrosion, enhance fuel economy, improve combustion properties of fuel and improve flow characteristics for crudes and refined products.
Driveline and Industrial Additives We are a global supplier of specialty driveline and industrial additive products for use in driveline and industrial applications. This product line also sells viscosity modifiers and provides outsourcing services for supply chain and knowledge center management. In 2008, our driveline and industrial additives generated total revenues of $1,282.8 million.
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
Industrial Additives
Our industrial additives products include additives for hydraulic lubricants, metalworking fluids, industrial gear oils and grease, as well as compressor lubricants. We sell our products to major global and regional oil companies, specialized lubricant producers and marketers. Our customers use our products to blend with their fluid products and distribute the finished lubricant to end users via retail, commercial or OEM channels. Included in this product line are ADEX emulsifers for explosives and AMPS monomers. Because our products are sold to industrial end-markets, our industrial additives products are exposed to economic cycles more than other products within the Lubrizol Additives segment.
The following table lists the representative uses for and a description of our driveline and industrial additives products:

Category	Product/Brand	Description/Uses
Driveline and Industrial Additives	Driveline additives for automatic transmission fluids, gear oils and farm tractor fluids	Additives that provide multiple and complex performance properties, including reducing friction in order to prevent wear of gears, transmissions and farm tractor components.

	Additives for industrial fluids, including hydraulics, metalworking, industrial gear, grease and compressor fluids	A wide range of additives to meet the lubricant performance requirements of industrial equipment.

	AMPS® monomers	Specialty monomer for high performance polymers used in dishwashing detergents to reduce spotting, skin creams to improve lubricity and feel, medical gels and coatings and adhesives to improve adhesion.

	ADEX™ emulsifiers for explosives	Customized systems that are designed to combine water and oil for use in producing civil explosives.

Lubrizol Advanced Materials Segment
The Lubrizol Advanced Materials segment represents a diverse portfolio of performance chemicals used in consumer and industrial applications, such as ingredients for personal care and pharmaceutical products, emulsions and additives for coatings and inks, and specialty plastics and materials.
For the year ended December 31, 2008, the Lubrizol Advanced Materials segment generated revenues of $1,486.3 million and segment operating income of $88.8 million.
We have three primary product lines within our Lubrizol Advanced Materials segment: Noveon consumer specialties, performance coatings and engineered polymers.
Noveon Consumer Specialties The Noveon consumer specialties product line focuses on the personal care, home care and pharmaceutical industries. Key products include Carbopol acrylic thickeners, film formers, fixatives, emollients, silicones, specialty surfactants, methyl glucoside, lanolin derivatives and cassia hydrocolloids. In 2008, our Noveon consumer specialties products generated total revenues of $408.3 million.
Noveon consumer specialties products impart physical and sensory properties, such as texture, stability and thickness to products, including lotions, shampoos, hair gels, cosmetics and personal and oral care products. Our products are an important component of the functionality and aesthetics of the end product.
The following table lists the representative uses for and a description of our personal care and pharmaceuticals products:

Category	Product/Brand	Description/Uses
Personal Care and Pharmaceuticals	Carbopol®	Acrylic thickener, which imparts stability and improves aesthetics. Also used as a controlled release agent in pharmaceuticals.

	Pemulen®	Polymeric emulsifier reducing formulation irritancy and providing unique sensory properties.

	Avalure®	Polymers for color cosmetics and skin care.

	Specialty silicones	Polymers affecting slip-and-feel.

	Fixate®	Resin for hair styling.

	Emollients	Improve skin feel and appearance.

	Methyl glucoside derivatives, including Glucamate®	Natural thickeners, emulsifiers and moisturizers for shampoos, liquid cleansers, face and body creams and lotions.

	Lanolin derivatives	Natural emollients, emulsifiers and conditioners for creams, lotions and color cosmetics.

	Specialty surfactants, including Sulfochem®	Enhance cleansing, foaming and moisturizing of shampoos, body washes and industrial and household cleaners.

	Calcium polycarbophil	Active agent for bulk laxatives.

	Cassia gum	Gelling agents for human food (select approvals) and pet food.
Performance Coatings We are a leading supplier of specialty resins, polymers and additives for the coatings and related industries worldwide. We offer a wide range of products for formulating paints and coatings, inks and graphic arts, specialty paper and textiles. In 2008, our performance coatings products generated total revenues of $510.6 million.
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
The following table lists the representative uses for and a description of our resins and polymer products:

Category	Product/Brand	Description/Uses
Specialty Resins and Polymers	Acrylic Emulsions, Polyurethane Dispersions and Other Water-based Systems, Hycar®, Sancure®, Algan®, Performax®, Vycar®, Stycar®, Myflam®	Provide superior gloss and durability properties to paints and coatings. End markets include wood, paper, metal, concrete, plastic and textiles.

	Acrylic and Other Polymer Resins, Doresco®	Function as carriers for pigments, and provide surface protection and adhesion properties. End markets include paint and coatings, printing ink, laminating, adhesives and sealants.
Coating Additives
Our additives for coatings and inks are used to enhance the appearance and durability of coatings in architectural and industrial uses, as well as to improve their processing and application characteristics. Additives such as pigment dispersants enhance the processing and performance of printing ink, while also maximizing color strength and stability in coatings and plastics. We are a leading global supplier of surface modifiers that improve the abrasion resistance properties, gloss, leveling and film characteristics of printing ink and coatings. Our products include:
•	High-performance hyperdispersants for coatings, inks, thermoplastics and thermoset composites. We are a world leader in polymeric hyperdispersant technology, sold under the Solsperse® and Solplus® trade names. Hyperdispersants improve the dispersion of almost any solid particulate (including pigments, fillers, flame retardants and fibers) into almost any liquid medium (water, solvents and resins). They primarily are used to achieve even color saturation. They enrich and strengthen color, while reducing production costs and solvent emissions. We also produce Ircosperse® pigment dispersants for coatings and COLORBURST™ pigment dispersants for printing inks.

•	Surface modifiers improve the performance of industrial, architectural, can, coil, wood and powder coatings by enhancing and protecting surfaces. Lanco®, Lanco® Glidd, Lanco® Matt and Aquaslip™ surface modifiers impart a variety of properties to a coating, including enhanced slip, improved abrasion and scratch resistance, matting, texturing and a silky, soft feel.

•	Rheology control additives improve the performance of coatings by providing thickening, sag control, pigment anti-settling and improved surface appearance. Rheology control additives are sold under the brand names Ircothix®, Ircogel® and Solthix®.

•	Specialized additives for inks improve rub resistance properties and film characteristics.

The following table lists the representative uses for and a description of our coating additives products:

Category	Product/Brand	Description/Uses
Coating Additives	Solsperse®, Ircosperse®, COLORBURST™ Dispersants,	Improve the dispersion of solid particulates into liquid mediums. End markets include paints and printing inks.

	Lanco®, Lanco® Glidd, Lanco® Matt, Aquaslip™ Surface Modifiers	Impart a variety of properties to a coating, including enhanced slip, improved abrasion and scratch resistance, matting and texturing. End markets include industrial, architectural, can and coil, wood and powder coatings.

	Ircothix®, Ircogel®, Solthix® Rheology Control Additives	Provide thickening, sag control and improved surface appearance of coatings.

	Duotron®, Liquitron®, Fluotron® Specialized Additives for Inks	Improve the processing, performance and rub resistance properties.

	Lubrizol® Specialty Additives	Highly specialized performance additives for coatings.
Engineered Polymers We are a leading global supplier of engineered polymers (EP) resins and compounds sold under the trademark TempRite. Applications for TempRite resins and compounds include piping for residential and commercial plumbing and fire sprinkler systems. In addition to TempRite, we are also a leading producer of thermoplastic polyurethane (TPU) sold under the trademark Estane. Applications for Estane TPU include plastic film and sheet for various coatings processes. In 2008, the engineered polymers product line generated total revenues of $567.4 million.
TempRite Engineered Polymers
TempRite EP is a technologically advanced heat, fire and chemical resistant polymer that we developed to serve technically demanding applications not well served by traditional PVC and other commodity plastics. Our TempRite EP is sold to customers who produce plastic piping for residential and commercial plumbing, fire sprinkler systems and industrial piping applications. TempRite EP piping has inherent advantages over copper and other metals due to its heat and corrosion resistance, increased insulation properties, mold resistance, ease of installation and lower installed cost. We market our branded TempRite EP products for specific applications: FlowGuard® and FlowGuard Gold® for residential and commercial plumbing, BlazeMaster® for fire sprinkler systems and Corzan® for industrial piping. In January 2007, TempRite EP introduced two new piping products, FlowGuard Gold® Bendable and FlowGuard® Flex for use in residential and commercial plumbing. We believe we have built strong end-user awareness of our brands by using a sales force that markets directly to builders, contractors, plumbers, architects, engineers and building owners.
The following table lists the representative uses for and a description of our EP products:

Category	Product/Brand	Description/Uses
EP	TempRite®	Residential plumbing

	FlowGuard®	Residential and commercial plumbing

	FlowGuard Gold®	Residential and commercial plumbing

	Corzan®	Industrial and commercial piping

BlazeMaster®	Fire sprinkler piping

FlowGuard® Flex	Flexible piping systems
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
The following table lists the representative uses for and a description of our Estane engineered polymers products, which include our conductive polymers:

Category	Product/Brand	Description/Uses
TPU	Estane® and Pellethane®	Aromatic grades for film and sheet, wire and cable insulation, athletic equipment, medical applications, pneumatic tubing, automotive molded parts and adhesives.

	Isoplast®	Clear resins with high stiffness, toughness and chemical resistance for medical, dental and general industrial applications.

	Estaloc®	Automotive trim, sporting goods, agricultural equipment and other mechanical components.

	Stat-Rite®	Packaging of sensitive electronic components and various clean room applications.

	Tecoflex®, Carbothane®	Aliphatic grades for medical tubing and other devices, optical grade film and specialty industrial applications where maintaining aesthetic properties is required.
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
Our Lubrizol Advanced Materials segment faces a variety of competitors in each of our product lines. The advanced materials industry is highly fragmented. Individual products or service offerings compete on a global, regional and local level due to the nature of the businesses and products, as well as the applications and customers served. The following table sets forth the principal competitors of the Lubrizol Advanced Materials segment by product line:

Product Line	Principal Competitors
Noveon consumer specialties	BASF, Cognis, Croda, Evonik (Degussa Goldschmidt), ISP, NK Chemicals, Rhodia, Rohm and Haas, SNF, Stepan, Sumitomo Seika, 3V Sigma, Vinati

Performance coatings	BASF, Bayer, Byk, Ciba, Clariant, Cytec, Dow Chemical, DSM, Eastman, Hexion, Michelman, Micro Powders, OMNOVA, Parachem, Reichhold, Rohm and Haas, Tego

Engineered polymers	Arkema, BASF, Bayer, Georgia Gulf, Huntsman, Kaneka, Merquinsa, Sekisui Chemical, Vanguard, Victaulic, Wirsbo
Sales and Marketing
We primarily market lubricant and fuel additives products worldwide through our direct sales organization. In addition, we use sales agents and distributors where necessary. Our additives customers primarily consist of oil refiners and independent oil blenders and are located in more than 100 countries. Our 10 largest customers, most of which are international oil companies, accounted for approximately 38% of our consolidated net sales in 2008. In 2008, no single customer accounted for more than 10% of consolidated net sales.
In order to maximize our understanding of customer needs as well as emerging trends, our sales and marketing activities for our advanced materials products are organized by end-use applications. Each sales team includes representatives from sales, marketing and research and development.
Our sales and marketing staff are technically oriented and work closely with customers to develop products and formulations that deliver the desired product attributes. Some of our laboratories are equipped with small-scale equipment that replicates our customers’ processing capabilities, ensuring that our solutions are easily and efficiently implemented at our customers’ facilities.
Finally, many of our sales and marketing resources are dedicated to stimulating end-use demand for our products. For example, in the case of our TempRite plumbing, fire sprinkler and industrial piping applications, our resources are focused on marketing to building contractors, plumbers, distributors and construction code officials to encourage them to specify our products in their projects or building codes.
Backlog
We had no material backlog of orders in either business segment at December 31, 2008 and December 31, 2007. All unfilled orders that were placed by December 31, 2008 are reasonably expected to be filled during 2009.
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
We maintain offices in Wickliffe, Ohio; Hazelwood, United Kingdom; Paris, France; Hamburg, Germany; Shanghai, China; Mumbai, India; Tokyo, Japan; and Seoul, Korea to maintain close contact with the principal automotive OEMs of the world and to keep abreast of the performance requirements for our products. These liaison activities also serve as contacts for cooperative development and evaluation of products for future applications.
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
Our primary research facility for the Lubrizol Advanced Materials segment is located in Brecksville, Ohio, where we develop new technologies and products and conduct applications development and technical service for our customers. We have other technical facilities in various locations around the world with our key satellite facilities located in Blackley, United Kingdom; Shanghai, China; Ritterhude, Germany; Louvain-la-Neuve, Belgium; Hong Kong, China; Piscataway, New Jersey; Cuautitlan Izcalli, Mexico; and Sao Paulo, Brazil.
Patents We own approximately 1,600 patents worldwide relating to our products and manufacturing processes. Although these domestic and foreign patents expire from time to time, we continue to apply for and obtain patent protection for new products on an ongoing basis. We believe that our patents are important assets. However, we do not regard our business as being materially dependent upon any single patent or any group of related patents. We use patents in both of our reportable segments.
Research, Testing and Development Expenditures Our consolidated research and development expenditures were $149.6 million in 2008, $148.2 million in 2007 and $135.3 million in 2006. These amounts were equivalent to 3.0%, 3.3% and 3.3% of the respective consolidated total revenues for those years. These amounts include expenditures for the performance evaluation of additive developments in engines and other types of mechanical equipment as well as expenditures for the development of specialty chemicals for industrial applications. In addition, we spent $71.3 million, $70.7 million and $70.2 million in 2008, 2007 and 2006, respectively, for technical service (testing) activities, principally for evaluation in mechanical equipment of specific lubricant formulations designed for the needs of petroleum industry customers throughout the world.
Our research and development staff works with both our sales force and customers to use our wide spectrum of technology platforms and processing capabilities to enhance our product offerings in the specialty chemicals industry. We have developed many of our products in cooperation with our customers, often as a result of their specific needs, resulting in long-standing customer relationships.

Raw Materials
We use a broad variety of specialty and commodity chemical raw materials in our manufacturing processes and use oil in processing and blending additives. These raw materials are obtainable from several sources. The materials that we choose to purchase from a single source generally have long-term supply contracts as a basis to guarantee supply reliability. For the most part, our raw materials are derived from petroleum and petrochemical-based feedstocks.
Lubricant base oil is our single largest purchased raw material, representing approximately 30% of our purchases, by weight, for the Lubrizol Additives segment. Other major categories of raw materials for the Lubrizol Additives segment include olefins and esters (approximately 20% of purchases); and inorganic acids, bases and oxides (approximately 10%). We believe that raw materials derived from petrochemicals are approximately 80% of our purchases for the Lubrizol Additives segment. For our Lubrizol Advanced Materials segment, no single raw material represents more than 10% of purchases. The top 10 raw materials total about 40% of our purchases for the Lubrizol Advanced Materials segment. Principal raw materials for the Lubrizol Advanced Materials segment include three different acrylates for personal care and coatings, PVC, PTMEG, MDI and Butanediol for engineered polymers, and styrene for coatings.
Regulatory
Our business and our customers are subject to significant new regulations under the European Commission’s Registration, Evaluation and Authorization of Chemicals (REACH) regulation.  REACH became effective on June 1, 2007, with the new regulatory program being phased in over the next 11 years.  The new regulatory program imposes obligations on European Union (EU) manufacturers and importers of chemicals and other products into the EU to compile and file comprehensive reports, including testing data, on each chemical substance and perform chemical safety assessments.  The regulations impose significant additional burdens on chemical producers, importers, and, to a lesser extent, downstream users of chemical substances and preparations.  The registration, evaluation and authorization phase of the program will require expenditures and resource commitments in order to develop information technology tools, generate data, prepare and submit dossiers for substance registration, participate in consortia and reformulate products, if necessary.  We have developed a cross-functional management team that is working closely with our businesses to manage implementation of REACH.  Although the long-term cost for REACH compliance is not estimable at this time, we do not anticipate that REACH compliance costs will be material to us in the near term.
Environmental Matters
We are subject to foreign, federal, state and local laws and regulations designed to protect the environment and limit manufacturing wastes and emissions. We believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the consequent financial liability to us. Compliance with environmental laws and regulations requires continuing management effort and expenditures. We have incurred, and will continue to incur, costs and capital expenditures to comply with these laws and regulations and to obtain and maintain all necessary permits. We believe that the cost of complying with environmental laws and regulations will not have a material effect on our earnings, liquidity or competitive position, although we cannot provide you assurance in this regard.
We believe that our business, operations and facilities are being operated in compliance, in all material respects, with applicable environmental laws and regulations, many of which provide for substantial fines, penalties and criminal sanctions for violations. The operation of manufacturing plants entails environmental risks, and we may incur material costs or liabilities in the future that could affect us adversely. For example, we may be required to comply with evolving environmental laws, regulations or requirements that may be adopted or imposed in the future or to address newly discovered contamination or other conditions or information that require a response on our part.
Among other environmental laws, we are subject to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as Superfund), under which we have been designated as a “potentially responsible party” that may be liable for cleanup costs associated with various waste or operating sites, some of which are on the U.S. Environmental Protection Agency Superfund priority list. Our experience, consistent with what we believe to be the experience of others in similar cases, is that Superfund site liability tends to be apportioned among parties based upon the contribution of materials to the Superfund site. Accordingly, we measure our liability and carry out our financial reporting responsibilities with respect to Superfund sites based upon this standard, even though Superfund site liability is technically joint and several in nature. We accrue for estimated environmental liabilities with charges to cost of sales. We believe our environmental accrual is adequate to provide for our portion of the costs of all such known environmental liabilities. Based upon consideration of currently available information, we believe liabilities for environmental matters will not have a material adverse effect on our financial position, operating results or liquidity, although we cannot provide you assurance in this regard.
Lubrizol Advanced Materials International, Inc. (LZAM International) (formerly known as Noveon International, Inc.) is the beneficiary of agreements with Goodrich Corporation (Goodrich) that require Goodrich to indemnify LZAM International for, among other things, certain environmental liabilities and costs relating to facilities of the former Performance Materials Segment of Goodrich. However, we cannot assure you that Goodrich or other third-party indemnitors will, in the future, honor their indemnification obligations to us.
Employees
At December 31, 2008, we had approximately 6,970 employees of which approximately 53% were in the United States. We believe that our relationship with our employees is good. Three of our U.S. sites, which employ approximately 5% of our domestic employees, are organized by labor unions with collective bargaining agreements that are subject to periodic renegotiation. We have no agreements expiring in 2009 and two facilities with agreements expiring in 2010. We expect to enter into new agreements with the unions when they expire.
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
Manufacturing and Properties
We possess global manufacturing, laboratory and sales and technical service facilities enabling us to provide customers with worldwide service and a reliable supply of products. Our corporate headquarters is located in Wickliffe, Ohio. We have manufacturing facilities and laboratories, which we own or lease, at 24 sites in the United States and approximately 39 sites in 18 other countries. In addition, we have entered into manufacturing tolling arrangements for several of our products. We also have entered into long-term contracts for the exclusive use of major marine terminal facilities at various ports and leases for storage facilities. We maintain a capital expenditure program to support our operations and believe our facilities are adequate for our present operations and for the foreseeable future.
On March 25, 2008, we announced our decision to launch a 10-year phased investment plan to increase global capacity in our Lubrizol Additives segment. We plan to make a greenfield investment in China as well as implement an extensive debottlenecking program at our existing facilities. As part of the 10-year plan, we signed a letter of intent to reserve land use rights in China for a wholly owned manufacturing plant, which will be developed and phased in as market needs require. By phasing in selective capacity additions in China, we aim to respond to lubricant growth in Asia and better match our manufacturing capability with global demand patterns. We expect that the debottlenecking and China investment will require capital expenditures of approximately $200.0 million over the next decade. We do not expect to incur significant capital expenditures in 2009 related to this phased investment plan in light of current economic conditions.

ITEM 1A. RISK FACTORS
If any of the events contemplated by the following discussion of risks should occur, our business, results of operations and financial condition could suffer significantly.
Risks Relating to our Business
Some of our businesses are cyclical and demand by our customers for our products weakens during economic downturns.
A portion of our product sales is attributable to markets, such as transportation, construction and industrial, that historically have been cyclical and sensitive to changes in supply and demand and general economic conditions. The demand for our products depends, in part, on the general economic conditions of the industries or national economies of our customers. It is not possible to predict accurately the factors that will affect demand for our products in the future. In a declining economic environment, we may experience the negative effects of increased competitive pricing pressure and customer turnover as well. Economic weakness in the United States, Europe, China and other regions has resulted and may continue to result in a reduction of sales by our customers and us, which has and may continue to affect adversely our business, financial condition and results of operations.
Volatility in raw material prices could reduce our profitability and reductions in the availability of raw material supplies could disrupt our operations.
Some of the raw materials that we use are derived from petrochemical-based feedstocks, such as crude oil and natural gas, which have been subject to historical periods of rapid and significant movements in price. These fluctuations in price could be aggravated by political instability, terrorist attacks or other hostilities in oil-producing countries or elsewhere in the world, and supply and demand factors, including OPEC production quotas, global demand for petroleum-based products or shutdown of production facilities. We also use natural gas as fuel at our facilities, and increases in the price of natural gas may reduce our profitability. Any significant variations in the cost and availability of our specialty and commodity materials or energy may negatively affect our business, financial condition or results of operations. We typically do not enter into hedging arrangements with respect to raw materials or energy, other than for natural gas and electricity. We selectively pass changes in the prices of raw materials to our customers from time to time. However, we cannot always do so, and any limitation on our ability to pass through any price increases could affect our financial performance.
We use significant quantities of a variety of specialty and commodity chemicals in our manufacturing processes, such as lubricant base oils (a derivative of crude oil); C4 feedstreams; acrylates; PVC; inorganic acids, bases and oxides; alcohols, glycols and polyols; olefins and esters; sulfonates; phenates; alkylates; sulfonic acids; and amines. These raw materials generally are available from numerous independent suppliers; however, some of our raw material needs are met by a sole supplier or only a few suppliers. If any supplier that we rely on for raw materials ceases or limits production, we may incur significant additional costs, including capital costs, in order to find alternate, reliable raw material suppliers. We may also experience significant production delays while locating new supply sources.
We face competition from other chemical companies, which could affect adversely our business, financial condition and consolidated results of operations.
We actively compete with companies producing the same or similar products and, in some instances, with companies producing different products designed for the same uses. We encounter competition in price, delivery, service, performance, product innovation, technical support and product recognition and quality, depending on the product involved. For some of our products, our competitors are larger and have greater financial resources and less debt than we do. As a result, these competitors may be better able to withstand a change in conditions within the industries in which we operate, a change in the prices of raw materials or a change in the economy as a whole.
Our competitors can be expected to continue to develop and introduce new and enhanced products, which could cause a decline in market acceptance of our products. Current and future consolidation among our competitors and customers also may cause a loss of market share as well as put downward pressure on pricing. Additionally, a number of our niche product applications are customized or sold for highly specialized uses. Our competitors could cause a reduction in the prices for some of our products as a result of intensified price competition. Competitive pressures also can result in the loss of major customers. If we cannot compete successfully, our business, financial condition and consolidated results of operations could be adversely affected.
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
Our and our suppliers’ production facilities are subject to operating risks that could affect adversely our business or results of operations.
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
We face numerous risks relating to our foreign operations, including exchange rate fluctuations, exchange controls and currency devaluations, that may affect adversely our results of operations or cash flow.
In 2008 approximately 37% of our consolidated revenues were generated in currencies other than the U.S. dollar, which is our reporting currency, and 28% of our consolidated cost of sales and 35% of selling, technical, administrative and research (STAR) expenses were generated in currencies other than the U.S. dollar. We recognize foreign currency gains and losses arising from our operations in the period incurred. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business have caused and may continue to cause fluctuations in our reported results of operations. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of exchange rates.
We also face risks arising from the imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing controls. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation and, if they occur or continue for significant periods, could adversely affect our results of operations or cash flow.
Failure to implement our common information system platform successfully could impact negatively our ability to conduct business in our Lubrizol Advanced Materials segment.
In 2006 we launched a company-wide initiative to extend our current information system platform to the entire organization so that our core business processes are integrated globally. We successfully implemented a common information system platform in 1998 and we successfully rolled out the system to the North American locations of the Lubrizol Advanced Materials segment in 2008. However, we still are in the process of rolling out the system to the non-North American Lubrizol Advanced Materials sites and to those parts of Lubrizol Additives that are not yet utilizing it.

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
Our international operations also are subject to the risk of labor unrest, regional economic uncertainty, political instability, terrorism, expropriation of property, restrictions on the transfer of funds into or out of a country, trade restrictions, export duties, taxes and quotas, domestic and foreign customs and tariffs, and current and changing regulatory environments. Any of these events could have an adverse effect on our international operations in the future by reducing the demand for our products, increasing the prices at which we can sell our products or otherwise having an adverse effect on our operating performance.
Our production facilities are of the type that could attract terrorist attacks, and any attack could disrupt our operations and cause us to incur significant costs and liabilities.
Uncertainty surrounding the possibility and scope of terrorist attacks could affect our operations in unpredictable ways, including the possibility that our chemical production facilities could become direct targets, or indirect casualties, of terrorist attacks. Although our production facilities are under a heightened level of security, this level of security could be insufficient to prevent a terrorist attack. The resulting damage could be severe and could include loss of life and property damage. In addition, some of our production and other facilities are located at sites near other chemical plants that could be potential targets of terrorist attacks. The resulting collateral damage could be significant and substantial. Available insurance coverage could not be sufficient to cover all of the damage incurred or could be prohibitively expensive.
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
Employees at three of our U.S. sites, who constitute approximately 5% of our domestic employees, are organized by labor unions that have collective bargaining agreements with us that are subject to renegotiation. No agreements expire in 2009. Although we believe that our present labor relations are satisfactory, our failure to renew these agreements on reasonable terms as the current agreements expire could result in labor disruptions and increased labor costs, which could adversely affect our financial performance.
Financial Risks
We may not have access to capital in the future due to changes in general economic conditions.
We may need new or additional financing in the future to conduct our operations, expand our business or refinance existing indebtedness. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could affect adversely our ability to raise capital on favorable terms or at all. From time to time we have relied, and also may rely in the future, on access to financial markets as a source of liquidity for working capital requirements, acquisitions and general corporate purposes. Our access to funds under our revolving credit facilities is dependent on the ability of the financial institutions that are parties to those facilities to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. Moreover, the obligations of the financial institutions under our revolving credit facilities are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others. Longer term volatility and continued disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failure of significant financial institutions could affect adversely our access to the liquidity needed for our businesses in the longer term. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. The disruptions in the capital and credit markets also have resulted in higher interest rates on publicly issued debt securities and increased costs under credit facilities. Continuation of these disruptions would increase our interest expense and capital costs and could affect adversely our results of operations and financial position, including our ability to grow the business through acquisitions.

We could be affected adversely if our debt is downgraded.
Our ability to complete offerings of debt securities on satisfactory terms in the future will depend on the status of our credit rating. The current rating of our senior unsecured long-term indebtedness is BBB by Standard & Poor’s Ratings Group (S&P) and Baa2 by Moody’s Investors Service, Inc. (Moody’s). Either S&P or Moody’s or both may downgrade our credit rating at any time, which could increase our interest obligations under some of our borrowings. In addition, downgrades of our credit rating could make it more difficult to complete offerings of debt securities on satisfactory terms and generally would result in increased future borrowing costs under our credit facilities and adversely affect our access to debt and capital markets.
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
In addition, our credit facilities require us to meet financial ratios, including debt to consolidated earnings before interest, income taxes, depreciation and amortization, extraordinary, unusual or non-recurring non-cash gains or losses, including the sale of property and equipment and goodwill impairments, and non-cash gains and losses from less than wholly owned subsidiaries and investments (Consolidated EBITDA) (as defined in the credit agreements) and Consolidated EBITDA to interest expense. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities.
Our ability to comply with the covenants and other terms of our credit facilities will depend on our future operating performance. If we fail to comply with such covenants and terms, we will be in default, and the maturity of the related debt could be accelerated and become immediately due and payable. We may be required to obtain waivers from our lenders in order to maintain compliance under our credit facilities, including waivers with respect to our compliance with certain financial covenants. If we are unable to obtain any necessary waivers and the debt under our credit facilities is accelerated, our financial condition would be adversely affected.
We may be impacted adversely by increased costs related to our defined benefit pension plans.
We sponsor defined benefit pension plans for employees in the United States and various foreign locations. The major defined benefit pension plans are funded with trust assets invested in a globally diversified portfolio of securities and other investments. Changes in regulatory requirements or the market value of plan assets, investment returns, interest rates and mortality rates may affect the funded status of our defined benefit pension plans and cause volatility in the net periodic benefit cost and future funding requirements of the plans. A significant increase in our obligations or future funding requirements could have an adverse effect on our financial results.
ITEM 1B. UNRESOLVED STAFF COMMENTS
At this time, we have no unresolved SEC staff comments.
ITEM 2. PROPERTIES
Our corporate headquarters are located in Wickliffe, Ohio. Our commercial centers for Lubrizol Additives and Lubrizol Advanced Materials are located in Wickliffe, Ohio and Brecksville, Ohio, respectively. Our significant Lubrizol Additives segment manufacturing facilities are located in Bayport, Texas; Deer Park, Texas; Le Havre, France; Painesville, Ohio; and Rouen, France. Our significant Lubrizol Advanced Materials manufacturing facilities are located in Antwerp, Belgium; Avon Lake, Ohio; Calvert City, Kentucky; Louisville, Kentucky; and Oevel, Belgium. We have other offices and facilities around the world. The locations of our manufacturing and laboratory facilities are indicated below in the following table.

Reportable Segments
	Owned/	Laboratory (R&D/Testing) or	Lubrizol	Lubrizol Advanced
Location	Leased	Manufacturing	Additives	Materials
Sydney, Australia	Owned	Manufacturing	x
Antwerp, Belgium	Owned	Laboratory, Manufacturing		x
Louvain-la-Neuve, Belgium	Leased	Laboratory		x
Oevel, Belgium	Owned	Manufacturing		x
Vilvoorde, Belgium	Owned	Manufacturing		x
Rio de Janeiro, Brazil	Owned	Manufacturing	x	x
Sao Paulo, Brazil	Leased	Laboratory		x
Niagara Falls, Canada(1)	Owned	Manufacturing	x
Hong Kong, China	Leased	Laboratory		x
Lanzhou, China(2)	Plant is owned; land is leased	Manufacturing	x
Qingpu, China	Plant is owned; land is leased	Laboratory, Manufacturing		x
Shanghai, China	Leased	Laboratory		x
Shanghai, China	Leased	Laboratory	x
Songjiang, China	Plant is owned; land is leased	Manufacturing		x
Tianjin, China (2)	Plant is owned; land is leased	Manufacturing	x
Zhejiang, China(2)	Plant is owned; land is leased	Manufacturing		x
Le Havre, France	Owned	Manufacturing	x
Mourenx, France	Owned	Manufacturing	x
Rouen, France	Owned	Manufacturing	x	x
Hamburg, Germany	Leased	Laboratory, Manufacturing	x
Ritterhude, Germany	Owned	Laboratory, Manufacturing		x
Turbhe, India(2)	Plant is owned; land is leased	Manufacturing	x
Vadodara, India	Owned	Manufacturing		x
Kinuura, Japan	Owned	Laboratory, Manufacturing	x
Pohang, Korea	Plant is owned; land is leased	Manufacturing		x
Seoul, Korea	Leased	Laboratory		x
Sembilan, Malaysia	Owned	Manufacturing		x
Apodaca, Mexico(2)	Owned	Manufacturing	x
Cuautitlan Izcalli, Mexico	Leased	Laboratory	x	x
Delfzijl, The Netherlands	Leased	Manufacturing		x
Yanbu, Saudi Arabia(1)	Plant is owned; land is leased	Laboratory, Manufacturing	x
Singapore	Plant is owned; land is leased	Manufacturing	x
Singapore	Leased	Laboratory		x
Durban, South Africa	Owned	Manufacturing	x
Barcelona, Spain	Owned	Laboratory, Manufacturing		x
Barnsley, United Kingdom	Owned	Laboratory, Manufacturing		x
Blackley, United Kingdom	Leased	Laboratory		x
Hazelwood, United Kingdom	Owned	Laboratory	x
Huddersfield, United Kingdom	Plant is owned; land is leased	Manufacturing		x
Paso Robles, CA	Plant is owned; land is leased	Laboratory, Manufacturing		x
Peachtree City, GA	Owned	Manufacturing		x
Countryside, IL	Owned	Laboratory, Manufacturing		x
McCook, IL	Leased	Laboratory, Manufacturing		x
Calvert City, KY	Owned	Manufacturing		x
Louisville, KY	Owned	Manufacturing		x
Wilmington, MA	Leased	Manufacturing		x
Midland, MI	Owned	Laboratory, Manufacturing	x
Clifton, NJ	Owned	Laboratory, Manufacturing		x
Pedricktown, NJ	Owned	Manufacturing		x

Reportable Segments
	Owned/	Laboratory (R&D/Testing) or	Lubrizol	Lubrizol Advanced
Location	Leased	Manufacturing	Additives	Materials
Piscataway, NJ	Leased	Laboratory		x
Gastonia, NC	Owned	Laboratory, Manufacturing		x
Avon Lake, OH	Owned	Laboratory, Manufacturing		x
Bowling Green, OH	Owned	Laboratory, Manufacturing		x
Brecksville, OH	Owned	Laboratory		x
Chagrin Falls, OH	Owned	Laboratory, Manufacturing		x
Painesville, OH	Owned	Manufacturing	x	x
Wickliffe, OH	Owned	Laboratory	x
Spartanburg, SC	Leased	Laboratory	x
Spartanburg, SC	Owned	Laboratory, Manufacturing	x	x
Bayport, TX	Owned	Manufacturing	x
Deer Park, TX	Owned	Manufacturing	x
Houston, TX	Owned	Manufacturing	x
La Porte, TX(3)	Plant is owned; land is leased	Manufacturing		x

(1)	Operations are expected to cease by the end of the second quarter of 2009.

(2)	These manufacturing plants are owned and operated by joint venture companies licensed by Lubrizol. Our ownership of each of these companies ranges from 28% to 50%.

(3)	Acquired on December 31, 2008.
In some cases, the ownership or leasing of these facilities is through a subsidiary or affiliate. We have entered into long-term contracts for our exclusive use of major marine terminal facilities at the Port of Houston, Texas.
We maintain a capital expenditure program to support our operations and believe our facilities are adequate for our present operations and for the foreseeable future.
ITEM 3. LEGAL PROCEEDINGS
From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, individually or in the aggregate, currently is material to the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the security holders during the three months ended December 31, 2008.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following sets forth the name, age, recent business experience and certain other information relative to each person who was an executive officer as of February 27, 2009.

Name	Age	Position
James L. Hambrick	54	Chairman of the Board, President and Chief Executive Officer
Joseph W. Bauer	55	Vice President and General Counsel
Charles P. Cooley	53	Senior Vice President, Treasurer and Chief Financial Officer
W. Scott Emerick	44	Corporate Controller
Robert T. Graf	50	Vice President, Research and Development
Stephen F. Kirk	59	Senior Vice President and Chief Operating Officer
Gregory R. Lewis	50	Vice President, Global Risk Management and Chief Ethics Officer
Mark W. Meister	54	Vice President, Human Resources
Larry D. Norwood	58	Vice President, Operations
Leslie M. Reynolds	48	Corporate Secretary and Counsel
Patrick H. Saunier	53	Vice President, Information Systems
Eric R. Schnur	42	Vice President and President, Lubrizol Advanced Materials
Daniel L. Sheets	51	Vice President and President, Lubrizol Additives
Gregory D. Taylor	50	Vice President, Corporate Planning, Development and Communications
Jeffrey A. Vavruska	48	Chief Tax Officer

James L. Hambrick is chairman of the board of directors, president and chief executive officer of The Lubrizol Corporation. He was elected president in January 2003, chief executive officer in April 2004 and chairman of the board effective January 3, 2005.
Joseph W. Bauer has been the vice president and general counsel of The Lubrizol Corporation since April 1992.
Charles P. Cooley is senior vice president, treasurer and the chief financial officer of The Lubrizol Corporation. He joined Lubrizol in 1998 as its chief financial officer and vice president. He also served as treasurer from April 1998 to September 2001 and again since September 2006. Mr. Cooley became a senior vice president in July 2004.
W. Scott Emerick joined The Lubrizol Corporation as corporate controller in June 2004. Prior to that, Mr. Emerick was at Lubrizol Advanced Materials International, Inc., where he held the positions of director of finance - TempRite products from September 2003 to June 2004 and director of accounting and external financial reporting from April 2001 to September 2003.
Robert T. Graf became vice president, research and development of The Lubrizol Corporation in September 2008. Previously, he was vice president of research and development of Lubrizol Additives since June 2004 and division head of North American research and development from December 2001 until June 2004.
Stephen F. Kirk became a senior vice president of The Lubrizol Corporation in July 2004 and the chief operating officer in September 2008. Previously, he was the president of the Lubrizol Additives segment since June 2004 and was vice president of sales and marketing for Lubrizol since January 1999.
Gregory R. Lewis became vice president, global risk management and chief ethics officer of The Lubrizol Corporation in September 2008. Prior to that, he was vice president and general counsel of the Lubrizol Advanced Materials segment since June 2004 and deputy general counsel of the company since June 2007. Previously, Mr. Lewis served as vice president of Asia Pacific from January 2003 to June 2004, assistant secretary of the company from April 2001 to January 2003 and assistant to the general counsel from October 1997 to January 2003.
Mark W. Meister has been the vice president of human resources for The Lubrizol Corporation since 1993 and was the chief ethics officer from 1994 until September 2008.
Larry D. Norwood became vice president, operations for The Lubrizol Corporation in September 2008. Previously, he was vice president of operations for the Lubrizol Additives segment since 2004 and general manager of Lubrizol Additives’ Texas operations from 1998 to 2003.
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
Eric R. Schnur became vice president of The Lubrizol Corporation and president of the Lubrizol Advanced Materials segment in September 2008. Previously, he was vice president and general manager of performance coatings product line from 2007 to 2008 and vice president of Lubrizol Additives specialties business from 2004 to 2007.
Daniel L. Sheets became vice president of The Lubrizol Corporation and president of the Lubrizol Additives segment in September 2008. Previously, he held a number of leadership roles in the Lubrizol Additives segment, including the vice president of sales from 2005 to 2008 and vice president of the engine additives product line from 2003 to 2005 .
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
All executive officers serve at the pleasure of the Board. There are no arrangements or understandings between any executive officer and any other person pursuant to which an executive officer was selected to be an officer of the company.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares are listed on the New York Stock Exchange under the symbol LZ. The number of shareholders of record of common shares was 2,915 as of February 13, 2009.
Information relating to the recent price and quarterly dividend history of our common shares for 2008 and 2007 follows:

	Common Share Sale Price History				Dividends
	2008		2007		Per Common Share
	High	Low	High	Low	2008	2007
1st quarter	$60.48	$46.69	$54.13	$48.76	$.30	$.26
2nd quarter	61.38	46.21	69.89	51.40	.31	.30
3rd quarter	54.78	40.61	68.46	52.38	.31	.30
4th quarter	43.56	26.72	69.95	54.16	.31	.30

					$1.23	$1.16

We have no restrictions on the payment of dividends on Lubrizol common shares.
There were no issuances of unregistered securities in the fourth quarter of 2008.
The following table provides information regarding our purchases of Lubrizol common shares during the quarter.

			Total Number
			of Shares
			(or Units)	Maximum Number
			Purchased as	(or Approximate Dollar
		Average	Part of	Value)
	Total Number	Price	Publicly	of Shares (or Units)
	of Shares	Paid per	Announced	that May Yet be
	(or Units)	Share	Plans or	Purchased Under the
Period	Purchased[1]	(or Unit)	Programs	Plans or Programs[2]
Month #1 (Oct. 1, 2008 through Oct. 31, 2008)	144	$43.14	N/A	3,755,918
Month #2 (Nov. 1, 2008 through Nov. 30, 2008)	0	N/A	N/A	3,755,918
Month #3 (Dec. 1, 2008 through Dec. 31, 2008)	7	$35.12	N/A	3,755,918

Total	151		N/A	3,755,918

[1]	This column includes common shares that we purchased pursuant to our deferred compensation plans whereby we withhold shares upon a distribution to pay the withholding taxes on behalf of the employee and pursuant to our stock incentive plan in which participants provide already owned shares to us to pay for the exercise price of an option or whereby we withhold shares upon the exercise of an option to pay the withholding taxes on behalf of the employee.

[2]	This column represents common shares that we are permitted to purchase pursuant to a share repurchase program authorized by our board of directors and announced on April 27, 2007. This share repurchase program permits the company to repurchase up to 5.0 million of its common shares in the open market or through negotiated transactions. The program will expire when all authorized shares have been repurchased. In the third quarter of 2008, we suspended temporarily our share repurchase program.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data set forth below for the five-year period ended December 31, 2008 was derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” included elsewhere in this report.

(In Millions Except Shareholders, Employees and Per Share Data)	2008	2007	2006	2005	2004*

OPERATING RESULTS:
Revenues	$5,027.8	$4,499.0	$4,040.8	$3,622.2	$2,864.4
Cost of sales	3,906.5	3,378.1	3,045.2	2,700.1	2,104.6

Gross profit	1,121.3	1,120.9	995.6	922.1	759.8

Selling, administrative, technical and research expenses	638.6	641.1	587.2	547.3	469.6
Amortization of intangible assets	27.0	24.3	23.7	23.5	16.9
Write-off of acquired in-process research and development	1.6	–	–	–	34.0
Restructuring and impairment charges	394.0	1.5	51.9	15.9	38.1
Net interest expense and other income	50.3	55.0	70.8	95.2	66.7

Income from continuing operations before income taxes	9.8	399.0	262.0	240.2	134.5
Provision for income taxes	75.9	115.6	82.2	80.8	49.0

(Loss) income from continuing operations	(66.1)	283.4	179.8	159.4	85.5
(Loss) income from discontinued operations - net of tax	–	–	(76.2)	27.8	6.3

Net (loss) income	$(66.1)	$283.4	$103.6	$187.2	$91.8

(Loss) income from continuing operations per diluted share	$(0.97)	$4.05	$2.59	$2.32	$1.53
Discontinued operations per diluted share	–	–	(1.10)	0.40	0.11

Diluted (loss) earnings per share	$(0.97)	$4.05	$1.49	$2.72	$1.64

FINANCIAL RATIOS:
Gross profit percentage	22.3	24.9	24.6	25.5	26.5
Percent of revenues:
Selling and administrative expenses	8.3	9.4	9.4	9.6	9.9
Research and testing expenses	4.4	4.9	5.1	5.5	6.5
Return on average shareholders’ equity (%)	(3.8)	15.6	6.4	12.2	7.5
Debt to capitalization (%)	46.9	42.2	47.8	51.8	56.5
Current ratio	1.7	2.1	2.9	2.4	2.4

OTHER INFORMATION:
Dividends declared per share	$1.23	$1.16	$1.04	$1.04	$1.04
Average common shares outstanding:
Basic	68.1	69.2	68.7	67.9	55.7
Diluted	68.1	70.0	69.3	68.8	56.0
Capital expenditures - continuing operations	$202.6	$182.8	$125.7	$121.9	$122.6
Depreciation expense - continuing operations	$144.9	$137.1	$133.3	$139.4	$123.8

At Year End:
Total assets	$4,150.5	$4,643.8	$4,390.9	$4,371.2	$4,571.1
Long-term debt	$954.6	$1,223.9	$1,538.0	$1,662.9	$1,964.1
Total debt	$1,345.8	$1,428.8	$1,541.7	$1,670.8	$1,972.3
Total shareholders’ equity	$1,523.7	$1,951.3	$1,683.1	$1,551.9	$1,508.5
Shareholders’ equity per basic share	$22.65	$28.53	$24.39	$22.81	$22.58
Common share price	$36.39	$54.16	$50.13	$43.43	$36.86
Number of shareholders	2,920	3,029	3,265	3,500	3,698
Number of employees	6,967	6,921	6,746	7,515	7,725

*	The 2004 results include the revenues and expenses of Lubrizol Advanced Materials International, Inc. (formerly known as Noveon International, Inc.) since June 3, 2004, the date of acquisition.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, the notes thereto and the selected financial data appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including those described under the section “Cautionary Statements for Safe Harbor Purposes” included elsewhere in this annual report.
OVERVIEW
GENERAL
We are an innovative specialty chemical company that produces and supplies technologies that improve the quality and performance of our customers’ products in the global transportation, industrial and consumer markets. Our consolidated results for the year ended December 31, 2008 included total revenues of $5,027.8 million. Our business is founded on technological leadership. Innovation provides opportunities for us in growth markets as well as advantages over our competitors. From a base of approximately 1,600 patents, we use our product development and formulation expertise to sustain our leading market positions and fuel our future growth. We create additives, ingredients, resins and compounds that enhance the performance, quality and value of our customers’ products, while minimizing their environmental impact. Our products are used in a broad range of applications and are sold into relatively stable markets such as those for engine oils, specialty driveline lubricants and metalworking fluids, as well as higher-growth markets such as personal care and over-the-counter pharmaceutical products, performance coatings and inks and compressor lubricants. Our specialty materials products also are used in a variety of industries, including the construction, sporting goods, medical products and automotive industries. We are an industry leader in many of the markets in which our product lines compete.
We are geographically diverse, with an extensive global manufacturing, supply chain, technical and commercial infrastructure. At December 31, 2008, we operated facilities in 27 countries, including production facilities in 19 countries and laboratories in 12 countries, in key regions around the world through the efforts of approximately 6,970 employees. We sell our products in more than 100 countries and believe that our customers recognize and value our ability to provide customized, high quality, cost-effective performance formulations and solutions worldwide. We also believe our customers highly value our global supply chain capabilities.
On December 31, 2008, we completed the acquisition of the thermoplastic polyurethane business from The Dow Chemical Company (Dow) for approximately $61.4 million in cash, including transaction costs. The acquisition included technology, trade names, customer lists and manufacturing know-how. We also acquired a manufacturing facility, including equipment and inventory in La Porte, Texas as part of the transaction. Dow generated approximately $74.0 million in revenues during 2008 from the acquired thermoplastic polyurethane business. The preliminary purchase price allocation for this acquisition included goodwill of $2.6 million and intangible assets of $21.4 million, which includes $1.6 million of in-process research and development.
On March 25, 2008, we announced our decision to launch a 10-year phased investment plan to increase global capacity in our Lubrizol Additives segment. We plan to make a greenfield investment in China as well as implement an extensive debottlenecking program at our existing facilities. As part of the 10-year plan, we signed a letter of intent to reserve land use rights in China for a wholly owned manufacturing plant, which will be developed and phased-in as market needs require. By phasing in selective capacity additions in China, we aim to respond to lubricant growth in Asia and better match our manufacturing capability with global demand patterns. We expect that the debottlenecking and China investment will require capital expenditures of approximately $200.0 million over the next decade. We do not expect to incur significant capital expenditures in 2009 related to this phased investment plan in light of current economic conditions.
On November 1, 2007, we completed the acquisition of the refrigeration lubricants business of Croda International Plc (Croda) for approximately $123.7 million in cash, including transaction costs. The acquisition primarily included lubricant technology, trade names, customer lists, manufacturing know-how and inventory. No manufacturing facilities were included in the transaction. We began consolidating the results of the refrigeration lubricants business of Croda in our consolidated financial statements in November 2007. The purchase price allocation for this acquisition included goodwill of $51.2 million and intangible assets of $66.8 million.

On February 7, 2007, we completed the acquisition of a broad line of metalworking additive products from Lockhart Chemical Company (Lockhart) for approximately $15.7 million in cash, including transaction costs. We purchased Lockhart’s entire metalworking product line, which included natural, synthetic and gelled sulfonates; emulsifier packages; corrosion inhibitors and lubricity agents; grease additives; oxidates; esters; soap; semi-finished coatings; and rust preventatives. We began consolidating the results of the metalworking business of Lockhart in our consolidated financial statements in February 2007. The purchase price allocation for this acquisition included goodwill of $8.3 million and intangible assets of $7.6 million.
In May 2006, we sold the food ingredients and industrial specialties business (FIIS) and the active pharmaceutical ingredients and intermediate compounds business (A&I), both of which were included in the Lubrizol Advanced Materials segment. A&I and almost all of the FIIS divestiture reported into the Noveon® consumer specialties product line, while a small portion of the FIIS divestiture reported into the performance coatings product line. In 2006, we recorded a $15.9 million after-tax loss on the sale of these divested businesses. During the first quarter of 2006 and in connection with the held-for-sale classification, we performed an impairment test resulting in a $60.6 million after-tax impairment charge in the first quarter of 2006. We have reflected the results of these divested businesses in the discontinued operations - net of tax line item in the consolidated statement of operations for 2006.
LUBRIZOL ADDITIVES SEGMENT
Challenging industry market forces and conditions continue to influence the Lubrizol Additives segment. A key factor is the low long-term global growth rate for this market, which we believe is in the range of approximately 0% to 1% per year. Additional characteristics of this market are:
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
We believe we are the market leader in lubricant additives and intend to remain the leader by continuing to invest in this business. Our strategy is to continue to optimize our product line mix while closely aligning production capacity with product demand. Our Lubrizol Additives segment represents approximately 70% of consolidated revenues.

LUBRIZOL ADVANCED MATERIALS SEGMENT
Our Lubrizol Advanced Materials segment’s growth strategy involves a combination of internal growth and acquisitions. Our internal growth strategy in the Lubrizol Advanced Materials segment is to use our strengths, including our technology, formulating skills and broad geographic infrastructure, to develop and invest in new performance technologies in higher-growth industrial and consumer markets. In addition to internal growth, we intend to pursue bolt-on acquisitions, such as the acquisition of the thermoplastic polyurethane business from Dow in 2008, that we expect to provide cost synergies, new technology and the opportunity to take existing products into new geographies. Key factors to our success continue to be the introduction of new products, development of new applications for existing products, cross-selling of products, the integration of future acquisitions and geographic expansion. Our Lubrizol Advanced Materials segment represents approximately 30% of consolidated revenues.
PRIMARY FACTORS AFFECTING 2008 RESULTS FROM CONTINUING OPERATIONS
The factors that most affected our consolidated 2008 results were:
•	Our ability to recover raw material cost increases and increased operating costs. Average raw material cost increased 22% in 2008 after increasing 7% in 2007 and 14% in 2006. Our results were affected by how quickly and the extent to which we were able to raise selling prices in response to raw material and other cost increases. Both the Lubrizol Additives and Lubrizol Advanced Materials segments implemented several price increases in 2008 in response to continuing increases in these costs.

•	The significant global economic weakness during the fourth quarter of 2008 that affected the markets we serve, which negatively impacted our results. As a result of the weak fourth quarter, volume declined 2% for the full year of 2008. Volume declined 21% in the fourth quarter of 2008 compared to the same period in 2007 as demand declined sharply and customers reduced their inventory levels.

•	A goodwill impairment charge of $363.0 million associated with our performance coatings and engineered polymers product lines. The impairment charge reflects the full impairment of the performance coatings product line goodwill and is driven mainly by the product line’s weak current performance and outlook. The goodwill impairment charge also includes the partial impairment of goodwill within our engineered polymers product line and is driven mainly by the increase in our cost of capital in the fourth quarter of 2008 and to a lesser extent, a reduction in their near-term earnings outlook. While the outlook for these product lines dampened in the fourth quarter of 2008, we continue to view them as integral to our company.

•	A favorable currency impact on our 2008 revenues of 3% in the Lubrizol Additives segment and 2% in the Lubrizol Advanced Materials segment. While we experienced an increase in operating costs from changes in foreign currencies, we estimate that our overall results during 2008 benefited by $0.21 per share from a net favorable currency impact.

•	Increased operating costs due to general salary and benefit cost increases, unfavorable manufacturing cost absorption and costs associated with the implementation of a common information systems platform primarily in the Lubrizol Advanced Materials segment.

•	Restructuring and impairment charges of $31.0 million related to business improvement initiatives in the performance coatings product line of the Lubrizol Advanced Materials segment, the decision to close a Lubrizol Additives blending, packaging and warehouse facility in Ontario, Canada, and the impairment of long-lived assets in our performance coatings product line.

2008 RESULTS OF OPERATIONS COMPARED WITH 2007
For the year ended December 31, 2008, we reported a net loss of $66.1 million compared with net income of $283.4 million for the year ended December 31, 2007. The decrease in earnings primarily was due to an increase in restructuring and impairment charges, including a goodwill impairment charge of $363.0 million, higher raw material and manufacturing costs and a decrease in volume, offset by an improvement in the combination of price and product mix, a favorable currency impact and contributions from acquisitions.

	Year Ended December 31
(In Millions of Dollars Except Per Share Data)	2008	2007	$ Change	% Change

Revenues	$5,027.8	$4,499.0	$528.8	12%
Cost of sales	3,906.5	3,378.1	528.4	16%

Gross profit	1,121.3	1,120.9	0.4	–

Selling and administrative expenses	417.7	422.2	(4.5)	(1%)
Research, testing and development expenses	220.9	218.9	2.0	1%
Amortization of intangible assets	27.0	24.3	2.7	11%
Write-off of acquired in-process research and development	1.6	–	1.6	*
Restructuring and impairment charges	394.0	1.5	392.5	*
Other income - net	(15.4)	(8.8)	(6.6)	75%
Interest income	(12.4)	(28.0)	15.6	(56%)
Interest expense	78.1	91.8	(13.7)	(15%)

Income before income taxes	9.8	399.0	(389.2)	(98%)
Provision for income taxes	75.9	115.6	(39.7)	(34%)

Net (loss) income	$(66.1)	$283.4	$(349.5)	*

Basic (loss) earnings per share	$(0.97)	$4.10	$(5.07)	*

Diluted (loss) earnings per share	$(0.97)	$4.05	$(5.02)	*

*	Calculation not meaningful
Revenues The increase in revenues in 2008 compared with 2007 primarily was due to an 11% improvement in the combination of price and product mix and a 3% favorable currency impact, offset by a 2% decrease in volume. Included in these factors were incremental revenues from our 2007 acquisitions, which contributed 2% to revenues for the year.
Analysis of Volume - 2008 vs. 2007 Volume patterns vary in different geographic zones. The following table shows the geographic mix of our volume in 2008 as well as the percentage changes compared with 2007:

			Excluding
			the Impact of
	2008		Acquisitions
	Volume	% Change	% Change

North America	42%	(11%)	(12%)
Europe	27%	1%	–
Asia-Pacific / Middle East	24%	8%	7%
Latin America	7%	11%	11%

Total	100%	(2%)	(3%)

Segment volume variances by geographic zone, as well as the factors explaining the changes in segment revenues for 2008 compared with 2007, are contained within the “Segment Analysis” section.

Cost of Sales The increase in cost of sales in 2008 compared with 2007 primarily was due to higher raw material and manufacturing costs. Average raw material cost increased 22% in 2008 compared with 2007. Total manufacturing expenses increased 4% in 2008 compared with 2007 primarily due to an unfavorable currency impact, increased utilities, higher salaries and benefits, and unfavorable manufacturing cost absorption due to the temporary shutdown of our two Houston-area manufacturing facilities from Hurricane Ike and the temporary shutdown of production lines in the fourth quarter to manage inventory levels in response to market conditions. The increase in manufacturing expenses partially was offset by lower environmental-related charges in 2008. On a per-unit-sold basis, manufacturing costs increased 7% in 2008 compared with 2007.
Gross Profit Gross profit increased $0.4 million in 2008 compared with 2007, as improvements in the combination of price and product mix and a favorable currency impact were offset by higher raw material and manufacturing costs and lower volume. Our gross profit percentage decreased to 22.3% in 2008 compared with 24.9% in 2007 as the increase in revenues from pricing improvements to recover higher raw material and manufacturing costs was substantially greater than the increase in gross profit dollars.
Selling and Administrative Expenses Selling and administrative expenses decreased $4.5 million, or 1%, in 2008 compared with 2007. The decrease primarily reflects a reduction in incentive compensation expense, partially offset by an unfavorable currency impact and an increase associated with the implementation of a common information systems platform primarily in the Lubrizol Advanced Materials segment.
Research, Testing and Development Expenses The timing and amount of research, testing and development expenses (technology expenses) are affected by lubricant additives product standards, which change periodically to meet new emissions, efficiency, durability and other performance factors as OEMs improve engine and transmission designs. Technology expenses increased $2.0 million, or 1%, in 2008 compared with 2007 primarily due to an increase in salaries and benefits and higher outside testing expenses.
Write-off of Acquired In-Process Research and Development We included a charge of $1.6 million in 2008 to write off the estimated fair value of acquired in-process research and development (IPR&D) projects associated with the acquisition of the thermoplastic polyurethane business from Dow. Costs to acquire IPR&D projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed for acquisitions completed prior to January 1, 2009.
Restructuring and Impairment Charges The components of the 2008 restructuring and impairment charges are detailed as follows:

	Asset	Other Plant	Severance
(In Millions of Dollars)	Impairments	Exit Costs	and Benefits	Total

Goodwill impairment charges	$363.0	$–	$–	$363.0
Performance coatings 2008 business improvement initiatives	14.7	0.4	4.7	19.8
Lubrizol Advanced Materials product line impairments and workforce reductions	5.3	–	0.3	5.6
Lubrizol Additives plant closure and workforce reductions	–	–	5.6	5.6

Total restructuring and impairment charges	$383.0	$0.4	$10.6	$394.0

After performing our annual goodwill impairment test as of October 1, 2008, we determined that $363.0 million of goodwill associated with our performance coatings, Estane® and TempRite® reporting units was impaired as the carrying value of goodwill within these reporting units exceeded its fair value. We use a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an estimated weighted average cost of capital. The impairment charge reflects the full impairment of the goodwill of the performance coatings reporting unit and is driven mainly by the reporting unit’s weak current performance and updated outlook reflecting current economic conditions. The impairment charge also includes the partial impairment of the goodwill of the Estane and TempRite reporting units and is driven mainly by the increase in our cost of capital in the fourth quarter of 2008 and to a lesser extent, a reduction in their near-term earnings outlook.
Business improvement initiatives and impairments of long-lived assets primarily within the performance coatings product line of the Lubrizol Advanced Materials segment resulted in restructuring and impairment charges of $25.4 million during 2008. We completed the disposition of a textile compounding plant and recognized an asset impairment for a textile coatings production line in the first quarter of 2008. In the second quarter of 2008, we announced additional steps to improve the profitability of our U.S. performance coatings business. Manufacturing of certain products at various locations will cease or be transferred to more efficient production facilities in order to align manufacturing with our end-use markets. In addition, we restructured the sales, marketing and research and development organizations within our performance coatings product line in the second quarter of 2008. In the fourth quarter of 2008, we recorded an impairment charge associated with long-lived assets in our performance coatings product line as a result of declining demand in our textile applications. The long-lived asset impairment charges represent the excess of carrying value of the asset groups over their fair value. The fair value of the asset groups was determined by discounting the expected future cash flows attributable to the asset groups over their remaining useful life.
In the third quarter of 2008, we decided to close a Lubrizol Additives blending, packaging and warehouse facility in Ontario, Canada that resulted in charges of $5.6 million. We expect operations at the facility to end by June 30, 2009. We expect to record an additional $5.8 million of restructuring charges related to this facility closure, of which $1.3 million is expected to be recognized in 2009.
We expect the business improvement initiatives and facility closures that we have announced to date to generate cost savings of approximately $11.0 million in 2009.
Other Income - Net Other income-net was $15.4 million in 2008 compared with other income-net of $8.8 million in 2007. Other income-net in 2008 primarily consisted of foreign currency gains of $16.4 million. Other income - net of $8.8 million in 2007 primarily consisted of a $5.0 million gain recorded on the sale of land and foreign currency gains of $4.0 million.
Interest Expense - Net The increase in interest expense - net in 2008 compared with 2007 primarily was due to a decrease in interest income of $15.6 million as a result of our lower cash and cash equivalents balances offset by lower interest expense of $13.7 million associated with our reduced debt balances.
Provision for Income Taxes Our effective tax rate was in excess of 100.0% in 2008 compared with 29.0% in 2007. The increase in the effective tax rate primarily was due to the impact of the goodwill impairment charge, the majority of which was not deductible for tax purposes, and an increase in non-deductible foreign currency translation losses associated with international subsidiaries whose functional currency is the U.S. dollar. These factors were offset partially by an improvement in our geographic earnings mix and the favorable resolution of prior years’ uncertain tax positions. Excluding the impact of restructuring and impairment charges, our effective tax rate would have been 30.7% in 2008.
Net (Loss) Income Primarily as a result of the above factors, loss per diluted share was $0.97 in 2008 compared to income per diluted share of $4.05 in 2007.
2007 RESULTS OF OPERATIONS COMPARED WITH 2006
For the year ended December 31, 2007, we reported income from continuing operations of $283.4 million compared with $179.8 million in 2006. The increase in income from continuing operations primarily was due to improvements in the combination of price and product mix mainly in the Lubrizol Additives segment as we were able to recover lost margin attributable to past raw material cost increases and we continued to increase the value of our customer offerings in this segment. Our 2007 results also were impacted favorably by increased volume, lower net interest costs, lower restructuring and impairment-related charges and the favorable resolution of tax matters from prior years, which more than offset higher raw material cost, higher manufacturing expenses and increased selling, technology, administrative and research (STAR) expenses.
Net income for 2006 included a loss from discontinued operations - net of $76.2 million, which primarily related to a $60.6 million after-tax impairment charge recorded in the first quarter of 2006 to reflect the FIIS business at its fair value and a $16.6 million after-tax loss on the sale of divested businesses.

Year Ended December 31
(In Millions of Dollars Except Per Share Data)	2007	2006	$ Change	% Change

Revenues	$4,499.0	$4,040.8	$458.2	11%
Cost of sales	3,378.1	3,045.2	332.9	11%

Gross profit	1,120.9	995.6	125.3	13%

Selling and administrative expenses	422.2	381.7	40.5	11%
Research, testing and development expenses	218.9	205.5	13.4	7%
Amortization of intangible assets	24.3	23.7	0.6	3%
Restructuring and impairment charges	1.5	51.9	(50.4)	*
Other income - net	(8.8)	(8.5)	(0.3)	4%
Interest income	(28.0)	(20.4)	(7.6)	37%
Interest expense	91.8	99.7	(7.9)	(8%)

Income from continuing operations before income taxes	399.0	262.0	137.0	52%
Provision for income taxes	115.6	82.2	33.4	41%

Income from continuing operations	283.4	179.8	103.6	58%
Loss from discontinued operations - net of tax	–	(76.2)	76.2	*

Net income	$283.4	$103.6	$179.8	174%

Basic earnings (loss) per share:
Continuing operations	$4.10	$2.62	$1.48	56%
Discontinued operations	–	(1.11)	1.11	*

Net income per share, basic	$4.10	$1.51	$2.59	172%

Diluted earnings (loss) per share:
Continuing operations	$4.05	$2.59	$1.46	56%
Discontinued operations	–	(1.10)	1.10	*

Net income per share, diluted	$4.05	$1.49	$2.56	172%

*	Calculation not meaningful
Revenues The increase in revenues in 2007 compared with 2006 primarily was due to a 5% improvement in the combination of price and product mix, a 4% increase in volume and a 2% favorable currency impact. We experienced volume gains in all geographic zones except North America.

Analysis of Volume - 2007 vs. 2006 Volume patterns vary in different geographic zones. The following table shows the geographic mix of our volume in 2007 as well as the percentage changes compared with 2006:

	2007
	Volume	% Change

North America	46%	–
Europe	26%	5%
Asia-Pacific / Middle East	21%	7%
Latin America	7%	24%

Total	100%	4%

Segment volume variances by geographic zone, as well as the factors explaining the changes in segment revenues for 2007 compared with 2006, are contained within the “Segment Analysis” section.
Cost of Sales The increase in cost of sales for 2007 compared with 2006 primarily was due to higher raw material costs, higher manufacturing expenses and increased volumes. Average raw material cost increased 7% in 2007 compared with 2006. Total manufacturing expenses increased 12% in 2007 compared with 2006 primarily due to an unfavorable currency impact, increased volumes, increased salaries and benefits, higher maintenance materials and contract labor costs in the Lubrizol Additives segment mostly attributable to our plants in the U.S. Gulf Coast and Europe, increased environmental-related charges and unfavorable manufacturing cost absorption as we lowered first quarter 2007 production to reduce inventory levels from the prior year end. The increase in manufacturing expenses partially was offset by a decrease in utility costs. On a per-unit-sold basis, manufacturing costs increased 7% in 2007 compared with 2006. Excluding the impact of currency, per-unit manufacturing costs increased 4% in 2007 compared with 2006.
Gross Profit Gross profit increased $125.3 million, or 13%, in 2007 compared with 2006. The increase primarily was due to an improvement in the combination of price and product mix and higher volume partially offset by higher average raw material cost and higher manufacturing expenses. Our gross profit percentage increased to 24.9% in 2007 compared with 24.6% in 2006. This increase was attributable to an increase in the Lubrizol Additives segment gross profit percentage largely due to the favorable impact of price and product mix and increased volume, partially offset by a decrease in the Lubrizol Advanced Materials segment gross profit percentage primarily as a result of higher raw material costs.
Selling and Administrative Expenses Selling and administrative expenses increased $40.5 million, or 11%, in 2007 compared with 2006. The increase primarily reflects higher salaries and benefits as a result of annual merit increases and the funding of growth resources, an unfavorable currency impact and an increase associated with the implementation of a common information systems platform primarily in the Lubrizol Advanced Materials segment. In addition, 2006 expenses included a $2.9 million pension settlement charge related to a non-qualified pension plan distribution.
Research, Testing and Development Expenses Technology expenses increased $13.4 million, or 7%, in 2007 compared with 2006 primarily due to an unfavorable currency impact and an increase in annual salaries and benefits.
Restructuring and Impairment Charges The components of the 2007 restructuring and impairment charges are detailed as follows:

	Asset	Other Plant	Severance
(In Millions of Dollars)	Impairments	Exit Costs	and Benefits	Total

Lubrizol Advanced Materials plant closures, production line impairments and workforce reductions	$ 3.4	$ 0.2	$ 0.5	$ 4.1
Bromborough, U.K. plant closure and sale	(2.8)	0.1	–	(2.7)
Corporate / other workforce reductions	–	–	0.1	0.1

Total restructuring and impairment charges	$ 0.6	$ 0.3	$ 0.6	$ 1.5

In 2007, we recorded aggregate restructuring and impairment charges of $1.5 million primarily related to impairment charges in the Lubrizol Advanced Materials segment, partially offset by a gain recorded on the sale of a Lubrizol Additives manufacturing facility located in Bromborough, United Kingdom. In connection with the sale of our Bromborough facility, we received net cash proceeds of $5.9 million and recorded a pretax gain of $2.8 million.

The gain was classified as a reduction to restructuring charges associated with closure of the facility during the first quarter of 2007.
The components of the 2006 restructuring and impairment charges are detailed as follows:

	Asset	Other Plant	Severance
(In Millions of Dollars)	Impairments	Exit Costs	and Benefits	Total

Noveon trade name impairment	$ 41.2	$ –	$ –	$ 41.2
Bromborough, U.K. plant closure	–	4.8	1.9	6.7
Lubrizol Advanced Materials plant closures, production line impairments and workforce reductions	3.3	0.2	0.6	4.1
Other	–	–	(0.1)	(0.1)

Total restructuring and impairment charges	$ 44.5	$ 5.0	$ 2.4	$ 51.9

We completed a corporate identity review in the fourth quarter of 2006. We made a final determination in January 2007 that the trade name “Noveon” no longer would be used to describe the Lubrizol Advanced Materials segment of our company and that its use would be discontinued except in connection with our consumer specialties product line. We calculated a pretax charge of $41.2 million ($25.4 million after tax) to reduce the related asset to its estimated fair value. This charge was reflected in the fourth quarter of 2006 as we believed at that time we would more likely than not discontinue the use of the Noveon trade name, except in the limited context of our consumer specialties product line.
In 2005, we announced our plans to phase-out production at our Bromborough, United Kingdom facility by the end of 2006. In September 2006, we entered into an agreement to sell this facility. Production from the Bromborough facility was transferred to higher-capacity Lubrizol facilities in France and the United States. The sale of the facility avoided approximately $3.0 million to $5.0 million in restructuring costs that would have been associated with demolition of the plant facilities on the site. Cumulative pretax charges of approximately $12.8 million were incurred through 2006, of which $6.7 million were incurred in 2006, to satisfy severance and retention obligations, plant dismantling, site restoration and other site environmental evaluation costs.
Other Income - Net Other income - net of $8.8 million in 2007 primarily consisted of a $5.0 million gain recorded on the sale of land and foreign currency transaction gains. Other income - net of $8.5 million in 2006 primarily consisted of favorable legal settlements of insurance and commercial matters of $11.6 million.
Interest Expense - Net The decrease in interest expense - net in 2007 compared with 2006 primarily was due to lower interest expense of $7.9 million associated with our reduced debt balances and an increase in interest income of $7.6 million as a result of our increased cash and cash equivalents balances primarily related to our significant cash flows from operating activities and from the divestiture proceeds received in May 2006.
Provision for Income Taxes Our effective tax rate was 29.0% in 2007 compared with 31.4% in 2006. The decrease in the effective tax rate primarily was due to the favorable resolution of tax matters from prior years, an improvement in our geographic earnings mix as a result of our strong international growth and an increase in non-taxable foreign currency translation gains associated with international subsidiaries, whose functional currency is the U.S. dollar.
Income from Continuing Operations Primarily as a result of the above factors, income from continuing operations per diluted share increased 56% to $4.05 in 2007 compared with $2.59 in 2006.
Net Income Net income in 2006 included a loss from discontinued operations per diluted share of $1.10, which consisted of operating income of $0.01 per diluted share, an $0.87 per diluted share non-cash impairment charge and a $0.24 per diluted share loss on the sale of divested businesses.
SEGMENT ANALYSIS
We evaluate performance and allocate resources based primarily on segment operating income, defined as revenues less expenses identifiable to the product lines included within each segment, as well as projected future returns. Segment operating income will reconcile to consolidated income from continuing operations before income taxes by deducting corporate expenses and corporate other income (expense) that are not attributable to the operating segments, restructuring and impairment charges, the write-off of acquired IPR&D and net interest expense.
In the fourth quarter of 2008, we reorganized our reporting structure for the following two businesses:
•	The AMPS® specialty monomer business, with 2008 annual revenues of $35.3 million, which previously was reported as part of the Noveon consumer specialties product line, and

•	The ADEXTM explosives emulsifier business, with 2008 annual revenues of $45.0 million, which previously was reported as part of the engineered polymers product line.
The results for these two businesses now are reported in the driveline and industrial additives product line within the Lubrizol Additives segment. The results for the prior periods presented have been reclassified to conform to the current year presentation.
The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	2008	2007	2006
Revenues:
Lubrizol Additives	70%	67%	66%
Lubrizol Advanced Materials	30%	33%	34%

Segment Operating Income:
Lubrizol Additives	83%	75%	66%
Lubrizol Advanced Materials	17%	25%	34%
OPERATING RESULTS BY SEGMENT

				2008 vs. 2007		2007 vs. 2006
(In Millions of Dollars)	2008	2007	2006	$ Change	% Change	$ Change	% Change

Revenues:
Lubrizol Additives	$3,541.5	$3,032.8	$2,661.7	$508.7	17%	$371.1	14%
Lubrizol Advanced Materials	1,486.3	1,466.2	1,379.1	20.1	1%	87.1	6%

Total	$5,027.8	$4,499.0	$4,040.8	$528.8	12%	$458.2	11%

Gross Profit:
Lubrizol Additives	$749.3	$716.8	$594.2	$32.5	5%	$122.6	21%
Lubrizol Advanced Materials	372.0	404.1	401.4	(32.1)	(8%)	2.7	1%

Total	$1,121.3	$1,120.9	$995.6	$0.4	–	$125.3	13%

Segment Operating Income:
Lubrizol Additives	$427.3	$398.4	$311.7	$28.9	7%	$86.7	28%
Lubrizol Advanced Materials	88.8	134.4	158.9	(45.6)	(34%)	(24.5)	(15%)

Total	$516.1	$532.8	$470.6	$(16.7)	(3%)	$62.2	13%

LUBRIZOL ADDITIVES SEGMENT
2008 COMPARED WITH 2007
Revenues Revenues increased 17% in 2008 when compared with 2007. The increase was due to a 13% improvement in the combination of price and product mix, a 3% favorable currency impact and a 1% increase in volume. Included in these factors were the incremental revenues from our 2007 acquisitions, which contributed 3% to revenues in 2008.
Analysis of Volume - 2008 vs. 2007 Volume patterns vary in different geographic zones. The following table shows the geographic mix of our volume in 2008 as well as the percentage changes compared with 2007:

			Excluding
			the Impact of
	2008		Acquisitions
	Volume	% Change	% Change

North America	33%	(9%)	(10%)
Europe	31%	4%	2%
Asia-Pacific / Middle East	27%	8%	6%
Latin America	9%	13%	13%

Total	100%	1%	(1%)

Our volume increased in 2008 primarily due to stronger customer demand in our international zones, emerging market growth and the impact of acquisitions, substantially offset by a volume decrease in North America. Volume decreased in North America during 2008 primarily due to lower customer demand in both of our product lines and the introduction of more concentrated products, partially offset by the favorable impact of acquisitions. Acquisitions contributed 2% to our overall volume increase in 2008 compared with 2007.
Gross Profit Gross profit increased $32.5 million, or 5%, in 2008 compared with 2007. The increase primarily related to improvements in the combination of price and product mix, favorable currency and contributions from acquisitions, substantially offset by increased raw material and manufacturing costs. Average raw material cost increased 24% in 2008 compared with 2007. During 2008, we implemented several global price increases to offset the continued increases in raw material and energy-related operating costs. Total manufacturing costs increased 5% in 2008 compared with 2007 primarily due to an unfavorable currency impact and increased maintenance costs, utilities and salaries and benefits, partially offset by lower environmental-related charges. During 2008, we also experienced unfavorable manufacturing cost absorption associated with the temporary shutdown of our two Houston-area manufacturing facilities from Hurricane Ike and the temporary shutdown of production lines in the fourth quarter to manage inventory levels. Manufacturing costs on a per-unit-sold basis were 4% higher in 2008 compared with 2007.
The gross profit percentage decreased to 21.2% in 2008 compared with 23.6% in 2007 as the increase in revenues from pricing improvements to recover higher raw material and manufacturing costs was substantially greater than the increase in gross profit dollars.
Selling, Technical, Administrative and Research Expenses STAR expenses decreased $3.3 million, or 1%, in 2008 compared with 2007. The decrease in STAR expenses primarily was due to a decrease in incentive compensation expense, partially offset by increased salaries and benefits attributable to annual merit increases and an unfavorable currency impact.
Other Expense (Income) - Net Other expense-net was $5.4 million in 2008 compared with other income-net of $1.2 million in 2007. The change between years primarily was due to the non-recurrence of a $5.0 million gain on the sale of land recognized during 2007.
Segment Operating Income Segment operating income increased 7% in 2008 compared with 2007 due to the factors discussed above.

2007 COMPARED WITH 2006
Revenues Revenues increased 14% in 2007 when compared with 2006. The increase was due to a 6% improvement in the combination of price and product mix, a 5% increase in volume and a 3% favorable currency impact. This increase includes the impact of acquisitions, which contributed 1% to the volume increase in 2007.
Analysis of Volume - 2007 vs. 2006 Volume patterns vary in different geographic zones. The following table shows the geographic mix of our volume in 2007 as well as the percentage changes compared with 2006:

	2007
	Volume	% Change

North America	36%	–
Europe	31%	6%
Asia-Pacific / Middle East	25%	5%
Latin America	8%	23%

Total	100%	5%

Volume in 2007 increased primarily due to business gains in Europe, Asia-Pacific / Middle East and Latin America. North America volumes were level when compared with 2006 as our decision to exit low margin fuel additive business was offset by stronger customer demand in other product areas.
Gross Profit Gross profit increased $122.6 million, or 21%, in 2007 compared with 2006 as we continued to recover margin lost in prior periods. The Lubrizol Additives segment implemented a series of price increases in 2005 and 2006 in response to continued raw material and manufacturing cost increases. The effective dates of the selling price increases varied by geographic sales zone. Gross profit improved primarily due to the combination of price and product mix, increased volume and a favorable currency impact, partially offset by a 6% increase in average material cost in 2007 as compared with 2006. Manufacturing costs on a per-unit-sold basis increased 9% in 2007 compared with 2006 primarily due to higher manufacturing costs for maintenance materials and contract labor costs mostly attributable to our plants in the U.S. Gulf Coast and Europe, an unfavorable currency impact and higher environmental-related charges. These cost increases partially were offset by lower utility costs. In addition, we experienced unfavorable manufacturing cost absorption as we lowered first quarter production in 2007 to reduce inventory levels from the prior year end.
The gross profit percentage increased to 23.6% in 2007 compared with 22.3% in 2006. The increase in gross profit percentage primarily related to the improvements in the combination of price and product mix, increased volume and a favorable currency impact.
Selling, Technical, Administrative and Research Expenses STAR expenses increased 10% in 2007 compared with 2006. Selling and administrative costs increased $22.6 million primarily from an unfavorable currency impact and increased incentive compensation expense. In addition, technical expenses increased $6.6 million primarily due to higher fuel and test part costs and an unfavorable currency impact.
Other Income - Net Other income-net in 2007 included a $5.0 million gain on the sale of land recorded in the first quarter of 2007, while other income-net in 2006 was impacted favorably by $10.4 million due to legal settlements of insurance and commercial matters as well as a $1.5 million gain on the sale of certain properties.
Segment Operating Income Segment operating income increased 28% in 2007 compared with 2006 due to the factors discussed above.

LUBRIZOL ADVANCED MATERIALS SEGMENT
2008 COMPARED WITH 2007
Revenues Revenues for the Lubrizol Advanced Materials segment increased 1% in 2008 compared with 2007. The increase was due to an 8% improvement in the combination of price and product mix and a 2% favorable currency impact, offset by a 9% decrease in volume.
Analysis of Volume - 2008 vs. 2007 Volume patterns vary in different geographic zones. The following table shows the geographic mix of our volume in 2008 as well as the percentage changes compared with 2007:

	2008
	Volume	% Change

North America	66%	(13%)
Europe	16%	(9%)
Asia-Pacific / Middle East	15%	11%
Latin America	3%	(2%)

Total	100%	(9%)

Volume in North America decreased 13% with decreases in all of our product lines. The decrease in our performance coatings product line was due to continued weakness in textile applications, lower demand in inks and paint and coatings applications, and previously announced product line closures. The decrease in our engineered polymers product line was due to lower customer demand impacting our TempRite business, predominately in plumbing applications. Our Noveon consumer specialties product line was down slightly with decreased customer demand in home and personal care applications.
Volume in Europe decreased 9% with decreases in all of our product lines. Volume decreased in our performance coatings product line as we experienced lower customer demand in paint and coatings, textile and graphic arts applications. The decrease in our engineered polymers product line was due to decreased customer demand in our Estane business, predominately in fabric coating applications. Our Noveon consumer specialties product line was down slightly with decreased customer demand in home and personal care applications.
Volume in Asia-Pacific / Middle East increased 11% with increases in all of our product lines. The increase in our engineered polymers product line was due to increased customer demand in our TempRite business, predominately in plumbing applications. The increase in our performance coatings product line was due to increased customer demand in paints and coatings, paper and packaging applications. The increase in our Noveon consumer specialties product line was due to increased customer demand in personal care applications.
Volume in Latin America decreased 2% as increases in our Noveon consumer specialties product line were more than offset by decreases in our engineered polymers product line. The increase in our Noveon consumer specialties product line was due to increased customer demand in personal care applications. The decrease in our engineered polymers product line was due to lower customer demand in our TempRite business, predominately in plumbing applications.
Gross Profit Gross profit decreased $32.1 million in 2008 compared with 2007. The decrease primarily related to increased raw material costs, particularly in our TempRite business, and lower volume in our performance coatings product line. This decrease partially was offset by improved pricing and increased volume in our Noveon consumer specialties product line. Average raw material cost increased 16% in 2008 compared with 2007. Total manufacturing costs increased 4% in 2008 compared with 2007 primarily due to increased salaries and benefits attributable to annual merit increases, an unfavorable currency impact and increased depreciation expense. The increase partially was offset by lower environmental-related charges and savings from product line closures. Manufacturing costs on a per-unit-sold basis increased 14% in 2008 compared with 2007 due to lower volume, higher costs and unfavorable manufacturing cost absorption in the fourth quarter of 2008 associated with the temporary shutdown of production lines to manage inventory levels.

The gross profit percentage decreased to 25.0% in 2008 compared with 27.6% in 2007. The decrease in gross profit percentage primarily was due to increased raw material costs, which outpaced increased selling prices, as well as a decline in volume.
Selling, Technical, Administrative and Research Expenses STAR expenses increased $13.3 million, or 5%, in 2008 compared with 2007. The increase in STAR expenses primarily was due to higher costs associated with the implementation of a common information systems platform, an unfavorable currency impact, increased depreciation expense and increased salaries and benefits attributable to annual merit increases, partially offset by a decrease in incentive compensation expense and the favorable resolution of non-income tax related audits.
Segment Operating Income Segment operating income decreased 34% in 2008 compared with 2007. The decrease in segment operating income primarily was due to the factors discussed above.
2007 COMPARED WITH 2006
Revenues Revenues for the Lubrizol Advanced Materials segment increased 6% in 2007 compared with 2006. The increase was due to a 2% improvement in the combination of price and product mix, a 2% increase in volume and a 2% favorable currency impact.
Analysis of Volume - 2007 vs. 2006 Volume patterns vary in different geographic zones. The following table shows the geographic mix of our volume in 2007 as well as the percentage changes compared with 2006:

	2007
	Volume	% Change

North America	69%	(1%)
Europe	16%	1%
Asia-Pacific / Middle East	12%	18%
Latin America	3%	27%

Total	100%	2%

Volume in North America decreased 1% in 2007 compared with 2006 as increases in our engineered polymers and Noveon consumer specialties product lines were more than offset by a decrease in our performance coatings product line. The increase in our Noveon consumer specialties product line was due to increased customer demand in our surfactants business and personal care applications. Volume in our engineered polymers product line increased due to strong demand in fire sprinkler and industrial applications. Volume in our performance coatings product line decreased due to reduced customer demand in textiles and inks applications.
Volume in Europe increased 1% in 2007 compared with 2006 as increases in our engineered polymers and Noveon consumer specialties product lines more than offset a decrease in our performance coatings product line. The increase in our engineered polymers product line primarily was due to increased customer demand in industrial and plumbing applications. Volume in our Noveon consumer specialties product line increased due to strong demand in personal care and pharmaceutical applications. Volume in our performance coatings product line decreased due to reduced customer demand in inks applications.
Volume in Asia-Pacific / Middle East increased 18% in 2007 compared with 2006 with increases in all of our product lines. This increase was due to strong customer demand in geophysical, fiber, plumbing, industrial, paints and coatings, inks, textiles, and personal care applications.
Volume in Latin America increased 27% in 2007 compared with 2006 with increases in all of our product lines. The volume increase primarily was attributable to increased customer demand in plumbing, personal care and paints and coatings applications.

Gross Profit Gross profit increased $2.7 million in 2007 compared with 2006. The slight increase in segment gross profit in 2007 primarily was due to an improvement in the combination of price and product mix and increased volume, offset by higher average raw material cost and manufacturing expenses. Average raw material cost increased 7% in 2007 compared with 2006. Manufacturing costs increased primarily due to increased compensation expense, an unfavorable currency impact and higher volume. Manufacturing costs on a per-unit-sold basis increased 4% in 2007 compared with 2006.
The gross profit percentage for this segment was 27.6% in 2007 compared with 29.1% in 2006. The decrease in gross profit percentage in 2007 was due to higher average raw material cost and manufacturing expenses.
Selling, Technical, Administrative and Research Expenses STAR expenses increased $25.1 million, or 11%, in 2007 compared with 2006. The increase in STAR was due to increased headcount to support our growth strategy, an unfavorable currency impact, higher compensation expense and higher costs associated with the implementation of a common information systems platform.
Segment Operating Income Segment operating income decreased 15% in 2007 compared with 2006. The decrease in segment operating income primarily was due to the factors discussed above.
WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
SELECTED MEASURES OF LIQUIDITY AND CAPITAL RESOURCES The following table summarizes our financial performance indicators of liquidity:

	2008	2007

Cash and cash equivalents (in millions of dollars)	$186.2	$502.3
Working capital (in millions of dollars)	$678.6	$962.6
Current ratio	1.7	2.1
Debt as a % of capitalization	46.9%	42.2%
Net debt as a % of capitalization	43.0%	32.1%
SUMMARY OF CASH FLOWS The following table summarizes the major components of cash flows:

(In Millions of Dollars)	2008	2007	2006

Cash provided by (used for):
Operating activities	$ 218.0	$ 476.4	$ 334.8
Investing activities	(273.7)	(309.8)	151.4
Financing activities	(239.9)	(260.0)	(183.9)
Effect of exchange-rate changes on cash	(20.5)	20.0	11.0

Net (decrease) increase in cash and cash equivalents	$ (316.1)	$ (73.4)	$ 313.3

OPERATING ACTIVITIES
Cash provided by operating activities decreased $258.4 million in 2008 compared with 2007. The decrease in cash provided by operating activities primarily was attributable to the significant increase in our investment in inventories as a result of increased raw material costs and reduced volume in the fourth quarter of 2008 due to global economic weakness, as well as the significant reduction in inventories that occurred during 2007.
Cash provided by operating activities increased $141.6 million in 2007 compared with 2006 primarily related to an increase in net income and a reduction in working capital. Specifically, we focused our efforts toward reducing inventories, and our accounts payable improved due to the timing of raw material purchases and cash disbursements. In addition, the accounts payable we retained at the closing of the FIIS divestiture had an unfavorable impact of $27.0 million to operating cash flows in 2006. We also improved the timeliness of our cash collections, which partially offset our increase in accounts receivable associated with higher revenues.

We manage inventories and accounts receivable on the basis of average days sales in inventory and average days sales in receivables. Our goal is to minimize our investment in inventories while at the same time ensuring reliable supply for our customers. Our average days sales in inventory were 77.1 days, 73.2 days and 80.9 days for the years ended December 31, 2008, 2007 and 2006, respectively. Our average days sales in receivables were 49.1 days, 47.2 days and 48.7 days for the years ended December 31, 2008, 2007 and 2006, respectively.
INVESTING ACTIVITIES
Our capital expenditures in 2008 were $202.6 million, as compared with $182.8 million and $130.9 million in 2007 and 2006, respectively. Capital expenditures for the Lubrizol Additives segment primarily were made to maintain existing manufacturing capacity and plant infrastructure. Capital expenditures in our Lubrizol Advanced Materials segment increased production capacity in China and continued our project to bring both segments onto a common information systems platform. Approximately 35% of the capital expenditures in the Lubrizol Advanced Materials segment related to increasing capacity. In 2009, we estimate annual capital expenditures will be approximately $160.0 million to $170.0 million.
Capital expenditures in 2007 increased production capacity in our Lubrizol Advanced Materials product lines in China, North America and Europe to meet growing demand and continued our project to bring both segments onto a common information systems platform.
On December 31, 2008, we used $61.4 million to acquire the thermoplastic polyurethane business from Dow. On November 1, 2007, we used $124.6 million to acquire assets from Croda. On February 7, 2007, we used $15.7 million to acquire assets from Lockhart.
In the third quarter of 2008, we recorded a cash outflow of $50.0 million associated with an investment held in a money market mutual fund that is no longer considered a cash equivalent. In the fourth quarter of 2008, we received proceeds totaling $39.4 million from this money market mutual fund. Refer to “Capitalization, Liquidity and Credit Facilities” below for further discussion.
The sales of FIIS and A&I were completed on May 1, 2006 and May 23, 2006, respectively. In consideration for these divested businesses, we received net cash proceeds of approximately $254.8 million and $10.4 million, respectively. The FIIS sale resulted in a taxable gain, which was offset by our net operating loss carryforwards. The sale of our Telene® resins business was completed in February 2006 for net cash proceeds of $6.2 million.
FINANCING ACTIVITIES
Cash used for financing activities of $239.9 million in 2008 primarily consisted of the repayment in full of our 5.875% notes, the repurchase of common shares and the payment of dividends, partially offset by proceeds from our revolving credit facilities. The proceeds from our revolving credit facilities were used to purchase the thermoplastic polyurethane business from Dow and for general corporate purposes.
Cash used for financing activities of $260.0 million in 2007 primarily consisted of the repayment of €85.0 million against our €250.0 million revolving credit facility, which repaid our euro credit facility in full, the repurchase of common shares and the payment of dividends, partially offset by proceeds from the exercise of stock options.
Cash used for financing activities of $183.9 million in 2006 primarily consisted of net repayments of long-term debt and the payment of dividends, partially offset by proceeds from the exercise of stock options.
On December 15, 2008, our board of directors declared a regular quarterly dividend of $0.31 per common share payable March 10, 2009 to shareholders of record at the close of business on February 10, 2009.
CAPITALIZATION, LIQUIDITY AND CREDIT FACILITIES
At December 31, 2008, our total debt outstanding of $1,345.8 million consisted of 77% fixed-rate debt and 23% variable-rate debt, including $200.0 million of fixed-rate debt that effectively has been swapped to a variable rate. Our weighted-average interest rate at December 31, 2008 was approximately 5.4%.
Our net debt to capitalization ratio at December 31, 2008 was 43.0%. Net debt represents total short-term and long-term debt, excluding original issue discounts and unrealized gains and losses on derivative instruments designated as fair-value hedges of fixed-rate debt, reduced by cash and cash equivalents. Capitalization is calculated as shareholders’ equity plus net debt. Total debt as a percent of capitalization was 46.9% at December 31, 2008.
Our ratio of current assets to current liabilities was 1.7 and 2.1 at December 31, 2008 and 2007, respectively.
Our $350.0 million revolving credit facility, which matures in September 2011, allows us to borrow at variable rates based upon the U.S. prime rate or LIBOR plus a specified credit spread. Our €250.0 million revolving credit facility, which matures in September 2010, allows us to borrow at variable rates based on EURIBOR plus a specified credit spread. We have guaranteed all obligations of the borrowers under the euro credit facility. At December 31, 2008, we had $75.0 million and €25.0 million of borrowings outstanding under these facilities.
Under our credit facilities, we are required to comply with financial ratios of debt to consolidated earnings before interest, income taxes, depreciation and amortization, extraordinary, unusual or non-recurring non-cash gains or losses, including the sale of property and equipment and goodwill impairments, and non-cash gains or losses from less than wholly owned subsidiaries and investments (Consolidated EBITDA), as defined in the credit agreements, and Consolidated EBITDA to interest expense. For the year ended December 31, 2008, the credit agreements required that the ratio of debt to Consolidated EBITDA be less than 3.5:1 and the ratio of Consolidated EBITDA to interest expense must be greater than 3.5:1. At December 31, 2008, we maintained a ratio of debt to Consolidated EBITDA of 2.2:1 and a ratio of Consolidated EBITDA to interest expense of 8.2:1.
In February 2009, we entered into a $150.0 million term loan. The term loan is an unsecured, senior obligation of the company that matures on February 2, 2012, and bears interest based upon LIBOR plus a specified credit spread. Beginning in April 2010, we are required to make quarterly principal payments. The total annual principal payments are $28.1 million in 2010, $54.4 million in 2011 and $67.5 million in 2012. The term loan is prepayable without penalty. We used a portion of the proceeds from this loan to repay in full the $75.0 million of indebtedness outstanding under our U.S. revolving credit facility at December 31, 2008. We intend to use the remaining proceeds for general corporate purposes.
In January 2009, we issued senior unsecured notes having an aggregate principal amount of $500.0 million at a price of 99.256%. The notes mature on February 1, 2019, and bear interest at 8.875% per annum, payable semi-annually on February 1 and August 1 of each year. Including debt issuance costs, original issue discounts and losses on Treasury rate lock agreements, the 2019 notes have an effective annualized interest rate of 9.2%. The notes include a step-up in interest payable following certain ratings downgrades by credit rating agencies. Upon the occurrence of a change of control triggering event, as defined in the indenture, we will be required to make an offer to repurchase the notes at 101% of their principal amount. We intend to use a portion of the net proceeds from these notes to repay in full at maturity the $381.8 million remaining aggregate principal amount of our 4.625% senior notes, due on October 1, 2009. We intend to use the remaining net proceeds from these notes for general corporate purposes.
At December 31, 2008, we had a $9.8 million investment in a money market mutual fund that froze all distributions on September 17, 2008 due to liquidity constraints. Although we gave our redemption notice to this fund prior to September 17, 2008, we have not yet received our full distribution. Our original investment in this money market mutual fund was $50.0 million. This fund is being liquidated under the supervision of the Securities and Exchange Commission (SEC). Accordingly, our holding in this money market mutual fund was no longer classified as a cash equivalent at December 31, 2008 due to its change in liquidity. We anticipate receiving distributions for the remainder of our holding throughout 2009.
We believe that our cash flow from operations, borrowing capacity under our credit facilities and our current cash and cash equivalents provide sufficient liquidity to maintain our current operations, pay dividends, pursue acquisitions and service our debt. The current decline in our cash flow from operations is the result of an increase in working capital requirements due to higher raw material costs and a significant decline in volume during the fourth quarter of 2008. We expect our future level of cash flow from operations to improve upon the stabilization in raw material costs and the reduction in our inventory levels. However, in response to the current economic conditions, we have suspended temporarily our share repurchase program and will limit or defer capital expenditures where possible as a precaution in order to preserve liquidity.

CONTRACTUAL CASH OBLIGATIONS
The following table shows our contractual cash obligations under debt agreements, leases, non-cancelable purchase commitments and other long-term liabilities at December 31, 2008:

	Payments Due by Period
(In Millions of Dollars)	Total	2009	2010 - 2011	2012 - 2013	2014 and After

Total debt (1)	$1,348.2	$387.0	$110.6	$0.4	$850.2
Interest (2)	788.3	64.7	103.0	103.0	517.6
Operating leases	80.5	24.6	33.9	14.2	7.8
Non-cancelable purchase commitments (3)	233.2	92.4	95.5	44.3	1.0
Other long-term liabilities (4)(5)	90.7	64.8	3.8	0.7	21.4

Total contractual cash obligations	$2,540.9	$633.5	$346.8	$162.6	$1,398.0

(1)	Total debt includes both the current and long-term portions of debt as reported in Note 7 to the consolidated financial statements, excluding original issue discounts and unrealized gains on derivative instruments designated as fair-value hedges of fixed-rate debt.

(2)	Represents estimated contractual interest payments for fixed-rate debt only. We are not able to estimate reasonably the cash payments for interest associated with variable-rate debt due to the significant estimation required relating to both market interest rates as well as projected principal payments.

(3)	Non-cancelable purchase commitments primarily include raw materials purchased under take-or-pay contracts, drumming, service contracts, utility purchase agreements and toll processing arrangements.

(4)	We are required to make minimum contributions to our U.S. qualified defined benefit pension plans pursuant to the minimum funding requirements of the Internal Revenue Code of 1986, as amended, and the Employee Retirement Income Security Act of 1974, as amended. Funding requirements for plans outside the United States are subject to applicable local regulations. In 2009, we expect to make employer contributions of approximately $60.0 million to the qualified plans to satisfy these minimum statutory funding requirements. The expected payments associated with these plans represent an actuarial estimate of future assumed payments based upon retirement and payment patterns. In addition, non-pension postretirement benefit payments are expected to approximate $4.8 million in 2009. We have included these expected contributions of $64.8 million in the above table. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to the Company’s pension and non-pension postretirement benefit plans, including: (i) interest rate levels, (ii) the amount and timing of asset returns, and (iii) what, if any, changes may occur in pension funding legislation, the estimates in the table may differ materially from actual future payments. The Company can not reasonably estimate payments beyond 2009.

(5)	Other long-term liabilities disclosed in the table represent long-term liabilities reported in our consolidated balance sheet at December 31, 2008 under “noncurrent liabilities,” excluding pension, postretirement, postemployment, environmental and other non-contractual liabilities. At December 31, 2008, we had gross unrecognized tax benefits of $50.0 million relating to uncertain tax positions. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with these tax positions, we are unable to estimate when cash settlement may occur.

Our debt level will require us to dedicate a portion of our cash flow to make interest and principal payments, thereby reducing the availability of our cash for acquisitions or other purposes. Nevertheless, we believe our future operating cash flow will be sufficient to cover debt service, capital expenditures, dividends and other obligations, and that we have untapped borrowing capacity that can provide us with additional financial resources. We currently have a shelf registration statement filed with the SEC pursuant to which debt securities, preferred or common shares, or warrants may be issued. In addition, at December 31, 2008, we maintained cash and cash equivalents balances of $186.2 million and had $275.0 million available under our U.S. revolving credit facility and €225.0 million available under our euro revolving credit facility.
OFF-BALANCE SHEET ARRANGEMENTS
The Company has no special purpose entities or off-balance sheet debt, other than operating leases in the ordinary course of business, which are disclosed in Note 14 to the consolidated financial statements.
At December 31, 2008, we had $39.8 million of contingent obligations under standby letters of credit issued in the ordinary course of business to financial institutions, customers and insurance companies to secure short-term support for a variety of commercial transactions, insurance and benefit programs.
In connection with the sale of the FIIS business to SPM Group Holdings, LLC, now known as Emerald Performance Materials, LLC (Emerald), in May 2006, we provided indemnifications to Emerald with respect to the business sold. These indemnifications have been associated with the price and quantity of raw material purchases, permit costs, costs incurred due to the inability to obtain permits and environmental matters. The indemnifications related to the price of raw material purchases expired on December 31, 2007, with the remaining indemnifications expiring on December 31, 2011. In each of these circumstances, our payment is dependent on Emerald filing a claim. In addition, our obligations under these agreements may be limited in terms of time and/or amount. For those indemnification agreements where a payment by us is probable and estimable, we recorded a liability at December 31, 2008. We believe that if losses are incurred in any of these matters, such losses would not have a material adverse effect on our business, financial condition or results of operations.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements and related disclosures in accordance with U.S. generally accepted accounting principles (U.S. GAAP) requires us to make judgments, assumptions and estimates at a specific point in time that affect the amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, we have utilized available information including our past history, industry standards and the current economic environment, among other factors, in forming our estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating our estimates inherent in these financial statements may not materialize. Application of the critical accounting policies described below involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to similar businesses.
ACCOUNTING FOR SALES DISCOUNTS AND REBATES
We offer sales discounts and rebates to certain customers to promote customer loyalty and to encourage greater product sales. These rebate programs provide that upon the attainment of pre-established volumes or the attainment of revenue milestones for a specified period, the customer receives credits against purchases. We estimate the provision for rebates based upon the specific terms in each agreement at the time of shipment and an estimate of the customer’s achievement of the respective revenue milestones. We accrue customer claims, returns and allowances and discounts based upon our history of claims and sales returns and allowances. The estimated provisions significantly could be affected if future occurrences and claims differ from these assumptions and historical trends.
ACCOUNTING FOR RESERVES AND CONTINGENCIES
Our accounting policies for reserves and contingencies cover a wide variety of business activities, including reserves for potentially uncollectible receivables, slow-moving or obsolete inventory and legal and environmental exposures. We accrue these reserves when our assessments indicate that it is probable that we have incurred a liability or will not recover an asset and we can reasonably estimate an amount. For income tax exposures, we only recognize the economic benefit associated with a tax position if it is more likely than not that we will ultimately sustain a tax position. After this threshold is met, we report an income tax position at the largest amount of benefit that is more likely than not to be ultimately sustained. We review these estimates quarterly based on currently available information. Actual results may differ from our estimates and our estimates may be revised depending upon the outcome or changed expectations based on the facts surrounding each exposure. We discuss annually with the audit committee of our board of directors our reserves and contingencies, as well as our policies and processes for evaluating them.
DETERMINATION OF NET PERIODIC PENSION COST
Each year we review with our actuaries the actuarial assumptions used in the determination of net periodic pension cost, as prescribed by Statements of Financial Accounting Standards (SFAS) No. 87, “Employers Accounting for Pensions.” The determination of net periodic pension cost is based upon a number of actuarial assumptions. The two most critical assumptions are the expected return on plan assets and the discount rate. The return on plan assets and discount rate assumptions are influenced significantly by conditions within the debt and equity markets. A sustained depression in the returns of debt and equity securities could cause a reduction in our assumed return on plan assets. Volatility in the corporate debt markets directly impacts the assumed discount rate, which is based on the returns on high-quality debt instruments. Other assumptions include the rate of compensation increase and demographic factors such as retirement age, mortality and turnover. We review the critical assumptions for our pension plans with the audit committee of our board of directors. Our net periodic pension cost for our U.S. pension plans was $24.8 million in 2008, $24.0 million in 2007 and $31.0 million in 2006. Our net periodic pension cost for all pension plans was $48.2 million in 2008, $44.8 million in 2007 and $52.9 million in 2006. The net periodic pension cost for all plans included a settlement loss of $5.8 million in 2008 and $2.9 million in 2006. No settlement loss was incurred in 2007. In accordance with U.S. GAAP, actual results that differ from the actuarial assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods.
In developing our assumption for the expected long-term rate of return on plan assets, we considered historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. At December 31, 2008, our U.S. pension plans’ assets had an investment mix that approximated 65% in equity securities and 35% in debt securities, while our non-U.S. pension plans’ assets had an investment mix that approximated 60% in equity securities and 40% in debt securities. In determining net periodic pension cost for the year ended December 31, 2008, our weighted-average assumptions for the U.S. pension plans and non-U.S. pension plans was 8.25% and 6.86% (7.64% on a weighted-average basis for all plans), respectively, based on our investment mix and projected market conditions. We believe our expected long-term rates of return represent a reasonable return that could be achieved over the long term using our current asset allocation. A change in the rate of return of 100 basis points would have had the following effects on 2008 net periodic pension cost:

	100 Basis Point
(In Millions of Dollars)	Increase	Decrease
U.S. pension plans	$(2.9)	$2.9
International pension plans	(2.2)	2.2

All pension plans	$(5.1)	$5.1

The selection of a discount rate for pension plans is required to determine the value of future pension obligations and represents our best estimate of our cost in the marketplace to settle all pension obligations through annuity purchases. We determined the discount rate based upon current market indicators, including yields from published bond portfolios that provide for a general matching of bond maturities with the projected benefit cash flows from our plans. The published bond portfolios consist of non-callable corporate bonds that are at least AA- quality. In determining net periodic pension cost for the year ended December 31, 2008, we set our weighted-average discount rates for the U.S. pension plans and non-U.S. pension plans at 6.67% and 5.61% (6.19% on a weighted-average basis for all plans), respectively.

A change in the discount rate of 100 basis points would have had the following effects on 2008 net periodic pension cost:

	100 Basis Point
(In Millions of Dollars)	Increase	Decrease
U.S. pension plans	$(2.5)	$5.3
International pension plans	(5.9)	5.1

All pension plans	$(8.4)	$10.4

We set the December 31, 2008 discount rate assumption for our U.S. pension plans at 5.96%, which was a decrease from 6.67% at December 31, 2007. We set the December 31, 2008 weighted-average discount rate assumption for our non-U.S. pension plans at 5.90%, which was an increase from 5.61% at December 31, 2007. On a worldwide basis, the weighted-average discount rate decreased to 5.94% at December 31, 2008 from 6.19% at December 31, 2007. Our weighted-average assumptions for the expected long-term rate of return on plan assets for the U.S. pension plans and non-U.S. pension plans was 8.25% and 6.71% (7.66% on a weighted-average basis for all plans), respectively, at December 31, 2008.
At December 31, 2008, the projected benefit obligation for all pension plans worldwide exceeded the value of plan assets by $341.2 million. This represents a $146.5 million reduction in funded status from the $194.7 million in the total unfunded projected benefit obligation reported in 2007. The projected benefit obligation exceeded the plan assets for the U.S. pension plans by $260.5 million and the non-U.S. plans by $80.7 million at December 31, 2008. The primary drivers behind the $146.5 million reduction in funded status was the significant decline in the fair value of plan assets as a result of current conditions in the debt and equity markets and a decrease in the weighted-average discount rate at December 31, 2008.
We expect the 2009 pension expense to be approximately $45.0 million compared to $48.2 million in 2008, which included a settlement loss of $5.8 million. The expected increase in pension expense in 2009, excluding the impact of settlement losses, primarily is due to an increase in the amortization of actuarial losses. However, this increase in pension expense has been tempered by design changes in several of our international plans during 2008.
A change in the rate of return of 100 basis points would have the following effects on the estimated 2009 net periodic pension cost:

	100 Basis Point
(In Millions of Dollars)	Increase	Decrease
U.S. pension plans	$(2.9)	$2.9
International pension plans	(1.7)	1.7

All pension plans	$(4.6)	$4.6

A change in the discount rate of 100 basis points would have the following effects on the estimated 2009 net periodic pension cost:

	100 Basis Point
(In Millions of Dollars)	Increase	Decrease
U.S. pension plans	$(6.8)	$8.9
International pension plans	(3.0)	4.6

All pension plans	$(9.8)	$13.5

DETERMINATION OF POSTRETIREMENT BENEFIT COST
Annually, we review with our actuaries the key economic assumptions used in calculating postretirement benefit cost as prescribed by SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” Postretirement benefits include health care and life insurance plans. The determination of postretirement benefit cost is based upon a number of actuarial assumptions, including the assumed health care cost trend rates, the ultimate health care trend rate and the discount rate for determining the accumulated postretirement benefit obligation. Except for the U.S. plans, the same discount rate selected for the pension plans generally is used to calculate the postretirement benefit obligation by country. Net non-pension postretirement benefit cost (credit) was $1.5 million in 2008, $2.6 million in 2007 and ($0.1) million in 2006.
A change in the assumed health care cost trend rate of 100 basis points would have had the following effects on 2008 postretirement benefit cost:

	100 Basis Point
(In Millions of Dollars)	Increase	Decrease
U.S. postretirement plans	$0.6	$(0.6)
International postretirement plans	0.3	(0.2)

All postretirement plans	$0.9	$(0.8)

A change in the discount rate of 100 basis points would have had the following effects on 2008 postretirement benefit cost:

	100 Basis Point
(In Millions of Dollars)	Increase	Decrease
U.S. postretirement plans	$(0.4)	$0.4
International postretirement plans	(0.2)	0.5

All postretirement plans	$(0.6)	$0.9

ACCOUNTING FOR BUSINESS COMBINATIONS
We allocate the purchase price of business combinations to assets acquired and liabilities assumed based on their relative fair value at the date of acquisition pursuant to the provisions of SFAS No. 141, “Business Combinations.” In estimating the fair value of the tangible and intangible assets and liabilities acquired, we consider information obtained during our due diligence process and utilize various valuation methods including market prices, where available, appraisals, comparisons to transactions for similar assets and liabilities and present value of estimated future cash flows. We are required to make subjective estimates in connection with these valuations and allocations. Effective January 1, 2009, we adopted SFAS No. 141R, “Business Combinations.” Refer to “New Accounting Standards” below for further discussion.
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
The determination of both undiscounted and discounted cash flows requires us to make significant estimates and consider the expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted and discounted cash flows arising from changes in anticipated actions could impact the determination of whether an impairment exists, the amount of the impairment charge recorded and whether the effects could materially impact our consolidated financial statements.
For the year ended December 31, 2008, we recorded impairment charges of $20.0 million associated with long-lived assets primarily in our performance coatings product line as a result of the disposition of a textile compounding plant, the restructuring of production for certain products that will cease or be transferred to more efficient production facilities and the declining demand in textile applications. The impairment charges represent the excess of carrying value of the asset groups over their fair value. The fair value of the asset groups was determined by discounting the expected future cash flows attributable to the asset groups over their remaining useful life.
DISCONTINUED OPERATIONS
In accordance with the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we report in discontinued operations the results of a component of our business that either has been disposed of or is classified as held for sale. We classify a component of our business as held for sale if it meets the following criteria as of each balance sheet date:
•	We commit to a plan to sell the disposal group.

•	The disposal group is available for immediate sale in its present condition, subject only to the terms that are usual and customary for sales of such disposal groups.

•	We have initiated an active program to locate a buyer and other actions required to complete the plan to sell.

•	We believe the sale of the disposal group is probable and expect the transfer to qualify for recognition as a completed sale within one year.

•	We actively market the disposal group for sale at a price that is reasonable in relation to its current fair value.

•	Actions necessary to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
The results of operations of all entities that have been disposed of or are classified as held for sale have been classified in the loss from discontinued operations - net of tax line item in the consolidated statement of operations for 2006. The 2006 cash flow statement is presented on a consolidated basis, including both continuing operations and discontinued operations for 2006.
ACCOUNTING FOR IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. We assign goodwill to our reporting units that either is at the operating segment level or one level below our operating segments for which discrete financial information is available and segment management regularly reviews the operating results. We have determined that our Lubrizol Additives operating segment constitutes a reporting unit, and that our Noveon consumer specialties product line, Estane engineered polymers business, TempRite engineered polymers business and performance coatings product line within our Lubrizol Advanced Materials operating segment constitute separate reporting units. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have elected October 1 as the annual evaluation date to test for potential goodwill impairment.
We use a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an estimated weighted average cost of capital. The annual goodwill impairment test requires us to make a number of assumptions and estimates concerning future levels of after-tax earnings, foreign currency exchange rates, expected capital expenditures and working capital requirements, which are based upon our long range plan. Our long range plan is updated each fall as part of our annual planning process and is reviewed and approved by management and our board of directors. A growth rate is used to calculate the terminal value of the reporting unit, and is added to the present value of the forecasted cash flows. The growth rate is the expected rate at which a reporting unit’s cash flow is projected to grow beyond the period covered by the long range plan. Lastly, we develop a weighted average cost of capital to discount the expected future cash flows. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market participants of a business enterprise, with the weighting of returns based on the capitalization of comparable companies. While we use the best available information to prepare our cash flow and weighted average cost of capital assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances.

Intangible assets resulting from business acquisitions, including customer lists, technology, trademarks, patents, land-use rights, favorable lease arrangements and non-compete agreements, are amortized on a straight-line method over periods ranging from 3 to 40 years. Under SFAS No. 142, intangible assets determined to have indefinite lives are not amortized, but are tested for impairment at least annually. We have elected October 1 as the annual evaluation date to test for potential impairment of indefinite lived intangible assets. A relief-from-royalty model is used to determine whether the fair value of an intangible asset exceeds its carrying amount. The fair value of the intangible asset is determined as the present value of fees avoided by owning the respective trademark. As part of the annual impairment test, the non-amortized intangible assets are reviewed to determine if the indefinite status remains appropriate.
After performing our annual goodwill impairment test as of October 1, 2008, we determined $363.0 million of goodwill associated with our performance coatings, Estane and TempRite reporting units was impaired as the carrying value of goodwill within these reporting units exceeded its fair value. The impairment charge reflects the full impairment of the goodwill of the performance coatings reporting unit and is driven mainly by the reporting unit’s weak current performance and updated outlook reflecting current economic conditions. The impairment charge also includes the partial impairment of the goodwill of the Estane and TempRite reporting units and is driven mainly by the increase in our cost of capital in the fourth quarter of 2008 and to a lesser extent, a reduction in their near-term earnings outlook. At December 31, 2008, the remaining value of goodwill associated with our Estane, TempRite, Noveon consumer specialties and Lubrizol Additives reporting units totaled $62.8 million, $75.1 million, $461.1 million and $183.1 million, respectively. No goodwill remains within our performance coatings reporting unit at December 31, 2008. A 10% decrease in the fair value of our Estane reporting unit could indicate the potential for an additional impairment of its goodwill. Any further decrease in the fair value of our TempRite reporting unit could indicate the potential for an additional impairment of its goodwill.
As a result of the discontinued use of the “Noveon” trade name, we recognized an impairment charge in accordance with SFAS No. 142 of $41.2 million ($25.4 million after tax) to reduce the related asset to its estimated fair value in 2006. We reflected this charge in the fourth quarter of 2006 as we believed at that time we would more likely than not discontinue the use of the Noveon trade name, except in the limited context of the consumer specialties product line.
ASSET-RETIREMENT OBLIGATIONS
We account for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” and Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 47, “Accounting for Conditional Asset-Retirement Obligations – an interpretation of FASB Statement No. 143.” SFAS 143 requires the recognition of a liability for the fair value of an obligation to perform asset-retirement obligations (AROs) that legally are imposed. FIN No. 47 requires the recognition of a liability for the fair value of an obligation to perform AROs that are conditional on a future event if the amount can be reasonably estimated. We have identified AROs related to certain of our leased facilities and to asbestos remediation activities that may be required at other company-owned facilities in the future. We record liabilities for AROs at the time that they are identified and when they can be reasonably estimated. Due to the long-term, productive nature of some of our manufacturing operations, absent plans or expectation of plans to initiate asset retirement activities, we are unable to reasonably estimate the fair value of such asbestos remediation liabilities since the potential settlement dates cannot be determined at this time.

NEW ACCOUNTING STANDARDS
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This statement became effective on November 15, 2008. The adoption of this standard did not have a material impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” This statement amends the disclosure requirements for derivative instruments and hedging activities in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect that the initial adoption of SFAS No. 161 will have a material effect on our financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements - an amendment of ARB No. 51.” This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement requires consolidated net income attributable to both the parent and the noncontrolling interest to be reported and disclosed in the consolidated financial statements. This statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008 and shall be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented. Early adoption is prohibited. We do not expect that the initial adoption of SFAS No. 160 will have a material effect on our financial statements.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” This statement replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141R requires that costs incurred to effect the acquisition be recognized separately from the acquisition as period costs. SFAS No. 141R also requires the recognition of restructuring costs that the acquirer expects to incur, but is not obligated to incur, separately from the business combination. In addition, this statement requires an acquirer to recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Other key provisions of this statement include the requirement to recognize the acquisition-date fair values of research and development assets separately from goodwill and the requirement to recognize changes in the amount of deferred tax benefits that are recognizable due to the business combination in either income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. At December 31, 2008, the company had amounts recorded in its financial statements for unrecognized tax benefits and deferred tax valuation allowances related to past acquisitions. Subsequent to the adoption of SFAS No. 141R, any reversals will affect the income tax provision in the period of reversal. With the exception of certain tax-related aspects described above, this statement applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. We do not expect that the initial adoption of SFAS No. 141R will have a material effect on our financial statements.

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
In the normal course of business, we use derivative financial instruments including interest rate and commodity hedges and forward foreign currency exchange contracts to manage our market risks. Our objective in managing our exposure to changes in interest rates is to limit the impact of such changes on our earnings and cash flow. Our objective in managing the exposure to changes in foreign currency exchange rates is to reduce volatility on our earnings and cash flow associated with such changes. Our principal currency exposures are the euro, the pound sterling, the Japanese yen, the Canadian dollar and certain Latin American currencies. Our objective in managing our exposure to changes in commodity prices is to reduce the volatility on earnings of utility expense. We do not hold derivatives for trading purposes.
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
Our primary interest rate exposures relate to our cash and cash equivalents, fixed-rate and variable-rate debt, interest rate swaps and Treasury rate locks. The calculation of potential loss in fair value is based on an immediate change in the net present values of our interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flow and income before tax is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% increase in interest rates would have had a favorable impact and a hypothetical 10% decrease in interest rates would have had an unfavorable impact on fair values of $41.7 million and $49.8 million at December 31, 2008 and 2007, respectively. In addition, a hypothetical 10% increase in interest rates would have had an unfavorable impact and a hypothetical 10% decrease in interest rates would have had a favorable impact on cash flows and income before tax of $0.7 million and $0.8 million in 2008 and 2007, respectively.
Our primary currency exchange rate exposures are to foreign currency-denominated debt, intercompany debt, cash and cash equivalents and forward foreign currency exchange contracts. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our currency exposures due to a 10% shift in exchange rates. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% increase in currency exchange rates would have had an unfavorable impact and a hypothetical 10% decrease in currency exchange rates would have had a favorable impact on fair values of $8.6 million and $17.0 million at December 31, 2008 and 2007, respectively. In addition, a hypothetical 10% increase in currency exchange rates would have had an unfavorable impact and a hypothetical 10% decrease in currency exchange rates would have had a favorable impact on cash flows of $26.4 million and $24.9 million and on income before tax of $11.9 million and $6.5 million in 2008 and 2007, respectively.
Our primary commodity hedge exposures relate to natural gas and electric utility expenses. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our commodity exposures due to a 10% shift in the underlying commodity prices. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in commodity prices. A hypothetical 10% increase in commodity prices would have had a favorable impact and a hypothetical 10% decrease in commodity prices would have had an unfavorable impact on fair values, cash flows and income before tax of $1.4 million in both 2008 and 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
The Lubrizol Corporation
We have audited the accompanying consolidated balance sheets of The Lubrizol Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Lubrizol Corporation and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Notes 2 and 12 to the consolidated financial statements, the Company changed its method of accounting for uncertain income tax positions with the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” effective January 1, 2007. As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for defined pension and other postretirement plans with the adoption of Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” effective December 31, 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
February 27, 2009

THE LUBRIZOL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
(In Millions of Dollars Except Per Share Data)	2008	2007	2006
Revenues	$5,027.8	$4,499.0	$4,040.8
Cost of sales	3,906.5	3,378.1	3,045.2

Gross profit	1,121.3	1,120.9	995.6

Selling and administrative expenses	417.7	422.2	381.7
Research, testing and development expenses	220.9	218.9	205.5
Amortization of intangible assets	27.0	24.3	23.7
Write-off of acquired in-process research and development	1.6	–	–
Restructuring and impairment charges	394.0	1.5	51.9
Other income - net	(15.4)	(8.8)	(8.5)
Interest income	(12.4)	(28.0)	(20.4)
Interest expense	78.1	91.8	99.7

Income from continuing operations before income taxes	9.8	399.0	262.0
Provision for income taxes	75.9	115.6	82.2

(Loss) income from continuing operations	(66.1)	283.4	179.8
Loss from discontinued operations - net of tax	–	–	(76.2)

Net (loss) income	$(66.1)	$283.4	$103.6

Basic (loss) earnings per share:
Continuing operations	$(0.97)	$4.10	$2.62
Discontinued operations	–	–	(1.11)

Net (loss) income per share, basic	$(0.97)	$4.10	$1.51

Diluted (loss) earnings per share:
Continuing operations	$(0.97)	$4.05	$2.59
Discontinued operations	–	–	(1.10)

Net (loss) income per share, diluted	$(0.97)	$4.05	$1.49

Dividends paid per share	$1.23	$1.16	$1.04

The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31
(In Millions of Dollars Except Share Data)	2008	2007
ASSETS
Cash and cash equivalents	$186.2	$502.3
Investments	9.8	–
Receivables	608.5	665.9
Inventories	814.6	600.0
Other current assets	80.8	79.1

Total current assets	1,699.9	1,847.3

Property and equipment - at cost	2,878.0	2,763.2
Less accumulated depreciation	1,680.4	1,601.7

Property and equipment - net	1,197.6	1,161.5

Goodwill	782.1	1,170.8
Intangible assets - net	361.0	381.3
Investments in non-consolidated companies	7.3	8.3
Other assets	102.6	74.6

TOTAL	$4,150.5	$4,643.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$391.2	$204.9
Accounts payable	350.4	404.8
Accrued expenses and other current liabilities	279.7	275.0

Total current liabilities	1,021.3	884.7

Long-term debt	954.6	1,223.9
Pension obligations	340.1	195.2
Other postretirement benefit obligations	83.1	93.1
Noncurrent liabilities	129.1	147.7
Deferred income taxes	37.7	85.5

Total liabilities	2,565.9	2,630.1

Contingencies and commitments
Minority interest in consolidated companies	60.9	62.4

Preferred stock without par value - unissued	–	–
Common shares without par value - 67,257,963 and 68,383,833 shares outstanding at December 31, 2008 and 2007, respectively	764.7	763.6
Retained earnings	906.3	1,128.7
Accumulated other comprehensive (loss) income	(147.3)	59.0

Total shareholders’ equity	1,523.7	1,951.3

TOTAL	$4,150.5	$4,643.8

The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
(In Millions of Dollars)	2008	2007	2006
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net (loss) income	$(66.1)	$283.4	$103.6
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	173.5	161.4	161.8
Deferred income taxes	(31.6)	20.2	28.6
Deferred compensation	8.4	20.5	19.5
Restructuring and impairment charges	383.4	3.6	105.6
Loss (gain) from sales of property and equipment, divestitures and investments	0.5	(7.5)	9.6
Change in current assets and liabilities, net of acquisitions and divestitures:
Receivables	22.5	(44.8)	(3.4)
Inventories	(224.0)	17.5	(56.2)
Accounts payable, accrued expenses and other current liabilities	(45.3)	20.1	(57.1)
Other current assets	(0.3)	4.0	3.4

	(247.1)	(3.2)	(113.3)
Other items - net	(3.0)	(2.0)	19.4

Total operating activities	218.0	476.4	334.8

INVESTING ACTIVITIES
Capital expenditures	(202.6)	(182.8)	(130.9)
Acquisitions	(60.5)	(140.3)	–
Net proceeds from sales of property and equipment and divestitures	1.3	14.5	281.9
Purchase of investments	(50.0)	–	–
Proceeds from investments	39.4	–	–
Other items - net	(1.3)	(1.2)	0.4

Total investing activities	(273.7)	(309.8)	151.4

FINANCING ACTIVITIES
Changes in short-term debt - net	4.8	(3.6)	(0.6)
Repayments of long-term debt	(200.3)	(114.0)	(143.4)
Proceeds from the issuance of long-term debt	108.2	–	–
Dividends paid	(83.5)	(80.0)	(71.2)
Common shares purchased	(75.1)	(100.3)	–
Proceeds from the exercise of stock options	3.8	28.2	26.5
Tax benefit from the exercise of stock options and awards	2.2	9.7	4.8

Total financing activities	(239.9)	(260.0)	(183.9)

Effect of exchange rate changes on cash	(20.5)	20.0	11.0

Net (decrease) increase in cash and cash equivalents	(316.1)	(73.4)	313.3

Cash and cash equivalents at the beginning of year	502.3	575.7	262.4

Cash and cash equivalents at the end of year	$186.2	$502.3	$575.7

The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Shareholders’ Equity
				Accumulated
	Number of			Other
	Shares	Common	Retained	Comprehensive
(In Millions)	Outstanding	Shares	Earnings	(Loss) Income	Total
BALANCE, JANUARY 1, 2006	68.0	$663.7	$1,001.7	$(113.5)	$1,551.9
Comprehensive income:
Net income		–	103.6	–	103.6
Other comprehensive income		–	–	115.5	115.5

Total comprehensive income					219.1
Adjustment to recognize pension and other postretirement benefit plans funded status		–	–	(62.8)	(62.8)
Dividends declared		–	(71.5)	–	(71.5)
Deferred stock compensation		11.2	–	–	11.2
Common shares - treasury:
Shares issued upon exercise of stock options and awards	1.0	35.2	–	–	35.2

BALANCE, DECEMBER 31, 2006	69.0	710.1	1,033.8	(60.8)	1,683.1
Cumulative effect of a change in accounting due to the adoption of FIN No. 48		–	(8.9)	–	(8.9)

BALANCE, JANUARY 1, 2007	69.0	710.1	1,024.9	(60.8)	1,674.2
Comprehensive income:
Net income		–	283.4	–	283.4
Other comprehensive income		–	–	119.8	119.8

Total comprehensive income					403.2
Dividends declared		–	(82.6)	–	(82.6)
Deferred stock compensation		18.9	–	–	18.9
Common shares - treasury:
Common shares purchased	(1.7)	(3.3)	(97.0)	–	(100.3)
Shares issued upon exercise of stock options and awards	1.1	37.9	–	–	37.9

BALANCE, DECEMBER 31, 2007	68.4	763.6	1,128.7	59.0	1,951.3
Comprehensive loss:
Net loss		–	(66.1)	–	(66.1)
Other comprehensive loss		–	–	(206.3)	(206.3)

Total comprehensive loss					(272.4)
Dividends declared		–	(83.9)	–	(83.9)
Deferred stock compensation		(2.2)	–	–	(2.2)
Common shares - treasury:
Common shares purchased	(1.4)	(2.7)	(72.4)	–	(75.1)
Shares issued upon exercise of stock options and awards	0.3	6.0	–	–	6.0

BALANCE, DECEMBER 31, 2008	67.3	$764.7	$906.3	$(147.3)	$1,523.7

The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Millions, Except Per Share Data)
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
Note 2 - SIGNIFICANT ACCOUNTING POLICIES
CONSOLIDATION - The consolidated financial statements include the accounts of the company and its consolidated subsidiaries. All intercompany transactions and balances among subsidiaries are eliminated in consolidation. The company consolidates certain entities in which it owns less than a 100% equity interest if it is either deemed to be the primary beneficiary in a variable interest entity, as defined in Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” or where its ownership interest is at least 50% and the company has effective management control. The equity method of accounting is applied to non-consolidated entities in which the company can exercise significant influence over the entity with respect to its operations and major decisions. The book value of investments carried on the equity method and cost method were immaterial at December 31, 2008 and 2007.
DISCONTINUED OPERATIONS - The results of a component of the company that either has been disposed of or is classified as held for sale are reported in discontinued operations in accordance with the requirements of Statements of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” A component of an entity is classified as held for sale when the transaction has been approved by the appropriate level of management and there are no known significant contingencies outstanding that would prevent the sale from closing within one year. The results of operations of all entities that have been disposed of or that are classified as held for sale in 2006 have been classified as discontinued operations in all periods presented in the consolidated statements of operations. The 2006 statement of cash flow is presented on a consolidated basis, including both continuing operations and discontinued operations.
USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
CASH EQUIVALENTS - The company invests its excess cash in short-term investments with various banks and financial institutions. Cash equivalents are comprised of investments having maturities of three months or less when purchased.
INVENTORIES - Inventories are stated at the lower of cost or market value. Cost of inventories is determined by either the first-in, first-out (FIFO) method or the moving-average method, except in the United States for chemical inventories, which primarily are valued using the last-in, first-out (LIFO) method.

The company accrues volume discounts on purchases from vendors where it is probable that the required volume will be attained and the amount can be reasonably estimated. The company records the discount as a reduction in the cost of the purchase (generally raw materials), based on projected purchases over the purchase agreement period. Abnormal amounts of idle facility expense, freight, handling costs and wasted material are recognized as an expense in the period incurred.
PROPERTY AND EQUIPMENT - Property and equipment are carried at cost. Repair and maintenance costs are charged against income while renewals and betterments are capitalized as additions to the related assets. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and immediately expensed for preliminary project activities or post-implementation activities. Accelerated depreciation methods are used in computing depreciation on certain machinery and equipment for approximately 5% of the depreciable assets at both December 31, 2008 and 2007. The remaining assets are depreciated using the straight-line method. The estimated useful lives are 10 to 40 years for buildings and building and land improvements. Estimated useful lives range from 3 to 20 years for machinery and equipment.
IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS - The company reviews the carrying value of its long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss exists when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying amounts of the assets. Fair value generally is determined based on a discounted cash flow analysis. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available.
GOODWILL AND INTANGIBLE ASSETS - Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired and is not amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is tested for impairment annually and between annual tests if an event occurs or circumstances change that indicate the carrying amount may be impaired. The company has elected to perform its annual tests for potential impairment of goodwill and indefinite-lived intangible assets as of October 1 of each year. Impairment testing is performed at the reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined through a discounted cash flow analysis. Refer to Note 6 for a discussion of the goodwill impairment charges recognized during 2008 and 2006.
Intangible assets resulting from business acquisitions, including customer lists, technology, trademarks, patents, land-use rights, favorable lease arrangements and non-compete agreements, are amortized on a straight-line method over periods ranging from 3 to 50 years. Under SFAS No. 142, intangible assets determined to have indefinite lives are not amortized, but are tested for impairment at least annually. As part of the annual impairment test, the non-amortized intangible assets are reviewed to determine if the indefinite status remains appropriate.
DEFERRED FINANCING COSTS - Costs incurred with the issuance of debt and credit facilities are capitalized and amortized over the life of the associated debt as a component of interest expense using the effective interest method of amortization. Net deferred financing costs were $10.1 million and $12.9 million at December 31, 2008 and 2007, respectively. Amortization expense incurred in 2008, 2007 and 2006 was $2.8 million, $2.8 million and $2.9 million, respectively.
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
FOREIGN CURRENCY TRANSLATION - The assets and liabilities of the company’s international subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while revenues and expenses are translated at weighted-average exchange rates in effect during the period. Unrealized translation adjustments are recorded as a component of accumulated other comprehensive (loss) income in the consolidated statements of shareholders’ equity, except for subsidiaries for which the functional currency is other than the local currency, where translation adjustments are recognized in income. Transaction gains or losses that arise from exchange rate changes on transactions denominated in a currency other than the functional currency, except those transactions that function as a hedge of an identifiable foreign currency commitment or as a hedge of a foreign currency investment, are included in income as incurred.
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
COMPONENTS OF COST OF SALES - Cost of sales is comprised of raw material costs including freight and duty, inbound handling costs associated with the receipt of raw materials, direct production, maintenance, utility costs, depreciation, plant and engineering overhead, terminals and warehousing costs, and outbound shipping and handling costs.
RESEARCH, TESTING AND DEVELOPMENT - Research, testing and development costs are expensed as incurred. Research and development costs, excluding testing, in 2008, 2007 and 2006 were $149.6 million, $148.2 million and $135.3 million, respectively. Costs to acquire in-process research and development (IPR&D) projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed for acquisitions completed prior to January 1, 2009.
INCOME TAXES - The company provides for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities.
FIN No. 48, “Accounting for Uncertainty in Income Taxes,” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the economic benefit associated with a tax position only will be recognized if it is more likely than not that a tax position ultimately will be sustained. After this threshold is met, a tax position is reported at the largest amount of benefit that is more likely than not to be ultimately sustained. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. This interpretation requires the cumulative effect of applying the provisions to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The company adopted FIN No. 48 on January 1, 2007. Prior to January 1, 2007, the company regularly assessed positions with regard to tax exposures and recorded liabilities for uncertain income tax positions in accordance with SFAS No. 5, “Accounting for Contingencies.”

PER SHARE AMOUNTS - Net (loss) income per share is computed by dividing net (loss) income by average common shares outstanding during the period, including contingently issuable shares. Net (loss) income per diluted share includes the dilutive impact resulting from outstanding stock options and awards. No dilutive impact is reflected in periods when a net loss is reported. Per share amounts are computed as follows:

	2008	2007	2006
Numerator:
(Loss) income from continuing operations	$(66.1)	$283.4	$179.8
Loss from discontinued operations - net of tax	–	–	(76.2)

Net (loss) income	$(66.1)	$283.4	$103.6

Denominator:
Weighted-average common shares outstanding	68.1	69.2	68.7
Dilutive effect of stock options and awards	–	0.8	0.6

Denominator for net (loss) income per share, diluted	68.1	70.0	69.3

Basic (loss) earnings per share:
Continuing operations	$(0.97)	$4.10	$2.62
Discontinued operations	–	–	(1.11)

Net (loss) income per share, basic	$(0.97)	$4.10	$1.51

Diluted (loss) earnings per share:
Continuing operations	$(0.97)	$4.05	$2.59
Discontinued operations	–	–	(1.10)

Net (loss) income per share, diluted	$(0.97)	$4.05	$1.49

There were 0.6 million shares excluded from the diluted earnings per share calculations because they were anti-dilutive for the year ended December 31, 2008. There were an insignificant number of shares excluded from the diluted earnings per share calculations because they were anti-dilutive in 2007 and 2006.
ACCOUNTING FOR DERIVATIVE INSTRUMENTS - Derivative financial instruments are recognized on the balance sheet as either assets or liabilities and are measured at fair value. Derivatives that are not hedges are adjusted to fair value through income. Depending upon the nature of the hedge, changes in fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive (loss) income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in value is recognized immediately in earnings. Gains and losses on terminations of derivatives designated as cash-flow hedges are deferred and amortized as an adjustment to interest expense over the life of the corresponding debt issuance using the effective interest method. The company only uses derivative financial instruments to manage well-defined interest rate, foreign currency and commodity price risks. The company does not use derivatives for trading purposes.
ASSET-RETIREMENT OBLIGATIONS - The company accounts for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” and FIN No. 47, “Accounting for Conditional Asset-Retirement Obligations - an interpretation of FASB Statement No. 143.” SFAS 143 requires the recognition of a liability for the fair value of an obligation to perform asset-retirement obligations (AROs) that legally are imposed. FIN No. 47 requires the recognition of a liability for the fair value of an obligation to perform AROs that are conditional on a future event if the amount can be reasonably estimated. The company has identified AROs related to certain of its leased facilities and to asbestos remediation activities that may be required in the future. The company records liabilities for AROs at the time they are identified and when they reasonably can be estimated. However, due to the long-term, productive nature of the company’s manufacturing operations, absent plans or expectation of plans to initiate asset retirement activities, the company is unable to reasonably estimate the fair value of such asbestos remediation liabilities since the potential settlement dates cannot be determined at this time.
COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES - Liabilities for costs associated with exit or disposal activities are recognized and measured initially at fair value when the liability is incurred pursuant to the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

GUARANTEES - FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires the recognition of a liability for any guarantees entered into or modified. The company had guaranteed the timely performance of payment obligations under supplier contracts by a third-party purchaser of the company’s food ingredients and industrial specialties (FIIS) business. On November 5, 2007, the company terminated the guarantee, which originally extended to January 31, 2008. The company did not have any material guarantees within the scope of FIN No. 45 at either December 31, 2008 or December 31, 2007.
STOCK-BASED COMPENSATION - Effective January 1, 2006, the company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” using the modified prospective transition method. Under this transition method, stock-based compensation expense includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The company recognizes these compensation costs, net of a forfeiture rate, on a straight-line basis over the requisite service period of the entire award, which generally is the option vesting term of three years with the options becoming exercisable 50% one year after date of grant, 75% after two years and 100% after three years, such that compensation cost recognized is at least equal to the cost attributable to options that are vested. The company estimates the forfeiture rate based on its historical experience during the preceding 10 years.
RECLASSIFICATIONS - Certain prior period amounts have been reclassified to conform to the current year presentation.
NEW ACCOUNTING STANDARDS
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This statement became effective on November 15, 2008. The adoption of this standard did not have a material impact on the company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” This statement amends the disclosure requirements for derivative instruments and hedging activities in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The company does not expect that the initial adoption of SFAS No. 161 will have a material effect on its financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements - an amendment of ARB No. 51.” This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement requires consolidated net income attributable to both the parent and the noncontrolling interest to be reported and disclosed in the consolidated financial statements. This statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008 and shall be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented. Early adoption is prohibited. The company does not expect that the initial adoption of SFAS No. 160 will have a material effect on its financial statements.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” This statement replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141R requires that costs incurred to effect the acquisition be recognized separately from the acquisition as period costs. SFAS No. 141R also requires the recognition of restructuring costs that the acquirer expects to incur, but is not obligated to incur, separately from the business combination. In addition, this statement requires an acquirer to recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Other key provisions of this statement include the requirement to recognize the acquisition-date fair values of research and development assets separately from goodwill and the requirement to recognize changes in the amount of deferred tax benefits that are recognizable due to the business combination in either income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. At December 31, 2008, the company had amounts recorded in its financial statements for unrecognized tax benefits and deferred tax valuation allowances related to past acquisitions. Subsequent to the adoption of SFAS No. 141R, any reversals will affect the income tax provision in the period of reversal. With the exception of certain tax-related aspects described above, this statement applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. The company does not expect that the initial adoption of SFAS No. 141R will have a material effect on its financial statements.
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
Note 3 - ACQUISITIONS
On December 31, 2008, the company completed the acquisition of the thermoplastic polyurethane business from The Dow Chemical Company (Dow) for approximately $61.4 million in cash, including transaction costs. The acquisition included technology, trade names, customer lists and manufacturing know-how. The company also acquired a manufacturing facility, including equipment and inventory in La Porte, Texas as part of the transaction. The preliminary purchase price allocation for this acquisition included goodwill of $2.6 million and intangible assets of $21.4 million, which includes $1.6 million of in-process research and development.
On October 10, 2008, the company completed the acquisition of the thermoplastic polyurethane business from the SK Chemical Company (SK) for approximately $5.0 million in cash, which will be paid in 2009 and 2010. The acquisition included equipment, technology, customer lists and manufacturing know-how. The purchase price allocation for this acquisition included goodwill of $0.3 million and intangible assets of $0.6 million.
On November 1, 2007, the company completed the acquisition of the refrigeration lubricants business of Croda International Plc (Croda) for approximately $123.7 million in cash, including transaction costs. The acquisition primarily included lubricant technology, trade names, customer lists, manufacturing know-how and inventory. No manufacturing facilities were included in the transaction. The company began consolidating the results of the refrigeration lubricants business of Croda in the company’s consolidated financial statements in November 2007. The purchase price allocation for this acquisition included goodwill of $51.2 million and intangible assets of $66.8 million.
On February 7, 2007, the company completed the acquisition of a broad line of metalworking additive products from Lockhart Chemical Company (Lockhart) for approximately $15.7 million in cash, including transaction costs. The company purchased Lockhart’s entire metalworking product line, which included natural, synthetic and gelled sulfonates; emulsifier packages; corrosion inhibitors and lubricity agents; grease additives; oxidates; esters; soap; semi-finished coatings; and rust preventatives. The company began consolidating the results of the metalworking business of Lockhart in the company’s consolidated financial statements in February 2007. The purchase price allocation for this acquisition included goodwill of $8.3 million and intangible assets of $7.6 million.
The pro forma impacts of acquisitions in 2008 and 2007 were immaterial to the company’s consolidated financial statements.

Note 4 - DIVESTITURES
In May 2006, the company sold the food ingredients and industrial specialties business (FIIS) and the active pharmaceutical ingredients and intermediate compounds business (A&I), both of which were included in the Lubrizol Advanced Materials segment. A&I and almost all of FIIS were included in the Noveon® consumer specialties product line. A small portion of the FIIS divestiture was included in the performance coatings product line. In consideration for the FIIS and A&I businesses, the company received net cash proceeds of approximately $254.8 million and $10.4 million, respectively. The company recorded a $10.4 million pretax ($15.9 million after tax) loss on the sale of these divested businesses. The tax charge of $5.5 million primarily related to the difference in book and tax basis in goodwill. The net charge of $76.2 million recorded in discontinued operations in 2006 also reflected a $60.6 million after-tax goodwill impairment charge in the first quarter of 2006 to reduce the FIIS business to its estimated fair value. The company performed the impairment test on the FIIS business in connection with its classification as held for sale and estimated its fair value based on expected proceeds from the sale, less transaction costs. In addition, a charge of $4.4 million pretax ($2.9 million after-tax) was recorded in the fourth quarter of 2006 to write-off an intangible asset associated with the FIIS business.
In February 2006, the company sold certain assets and liabilities of its Telene® resins business (Telene), which was included in the Lubrizol Advanced Materials segment. The company received net cash proceeds of $6.2 million for the sale of Telene.
The results of the FIIS, A&I and the Telene businesses were reflected in the loss from discontinued operations - net of tax line item in the consolidated statements of operations for 2006. Revenues from discontinued operations were $143.8 million in 2006. Loss from discontinued operations - net of tax was $76.2 million in 2006 and primarily related to a $60.6 million after-tax goodwill impairment charge on the FIIS business recorded in the first quarter of 2006 and a $16.6 million after-tax loss on the sale of divested businesses. Loss from discontinued operations - net of tax in 2006 included income tax expense of $9.4 million.
Note 5 - INVENTORIES

	2008	2007
Finished products	$468.8	$332.7
Products in process	137.8	105.0
Raw materials	172.8	132.2
Supplies and engine test parts	35.2	30.1

Total inventory	$814.6	$600.0

Inventories valued using the LIFO method were 39% and 36% of consolidated inventories at December 31, 2008 and 2007, respectively. The current replacement cost of these inventories exceeded the LIFO cost at December 31, 2008 and 2007 by $171.4 million and $147.4 million, respectively.

Note 6 - GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is tested for impairment at the reporting unit level as of October 1 of each year or if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The company has determined that the Lubrizol Additives operating segment constitutes a reporting unit, and that the Noveon consumer specialties product line, Estane® engineered polymers business (Estane), TempRite® engineered polymers business (TempRite) and performance coatings product line within the Lubrizol Advanced Materials operating segment constitute separate reporting units.
The company uses a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an estimated weighted average cost of capital. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market participants of a business enterprise, with the weighting of returns based on the capitalization of comparable companies. After performing the annual goodwill impairment test as of October 1, 2008, the company determined that $363.0 million of goodwill was impaired as the carrying values of goodwill within the performance coatings, Estane and TempRite reporting units exceeded their fair values. The impairment charge reflects the full impairment of the goodwill of the performance coatings reporting unit and is driven mainly by the reporting unit’s weak current performance and updated outlook reflecting current economic conditions. The impairment charge also includes the partial impairment of the goodwill of the Estane and TempRite reporting units and is driven mainly by the increase in the cost of capital in the fourth quarter of 2008 and to a lesser extent, a reduction in their near-term earnings outlook. The goodwill impairment charge is recorded within the restructuring and impairment charges caption on the accompanying consolidated statement of operations.
No impairment of goodwill was identified in connection with the 2007 or 2006 annual impairment test. However, during the first quarter of 2006, the company recognized a $60.6 million impairment charge related to the FIIS business (see Note 4).
The carrying amount of goodwill by reporting segment follows:

	Lubrizol
	Advanced	Lubrizol
	Materials	Additives	Total
Balance, January 1, 2007	$ 978.3	$ 97.8	$ 1,076.1
Goodwill acquired	–	61.6	61.6
Translation and other adjustments	32.6	0.5	33.1

Balance, December 31, 2007	1,010.9	159.9	1,170.8
Goodwill acquired	2.9	–	2.9
Impairment	(363.0)	–	(363.0)
Reorganization of reporting units	(30.1)	30.1	–
Translation and other adjustments	(21.7)	(6.9)	(28.6)

Balance, December 31, 2008	$ 599.0	$ 183.1	$ 782.1

The goodwill acquired in 2008 related to the acquisition of the thermoplastic polyurethane businesses from Dow and SK. The goodwill acquired in 2007 related to the acquisitions from Lockhart and Croda.
In the fourth quarter of 2008, the company reorganized its reporting structure among the Lubrizol Additives and Lubrizol Advanced Materials operating segments related to two businesses (see Note 15). Accordingly, $30.1 million of goodwill was reassigned between the operating segments using a relative fair value allocation approach.

Intangible Assets
The major components of the company’s identifiable intangible assets are customer lists, technology, trademarks, patents, land-use rights, favorable lease arrangements and non-compete agreements. Finite-lived intangible assets are amortized over their useful lives, which range between 3 and 50 years. The company’s indefinite-lived intangible assets include certain trademarks that are tested for impairment each year as of October 1 or more frequently if impairment indicators arise. Indefinite-lived trademarks are assessed for impairment separately from goodwill. No impairment of indefinite-lived trademarks was identified in connection with the 2008, 2007 or 2006 annual impairment test. However, during the fourth quarter of 2006, the company recognized a $41.2 million write-down of the Noveon trade name in the Lubrizol Advanced Materials segment (see Note 17).
The following table shows the components of identifiable intangible assets at December 31, 2008 and 2007:

	2008		2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists	$ 189.2	$ 44.1	$ 195.5	$ 34.6
Technology	160.3	66.9	155.1	55.1
Trademarks	30.3	8.3	23.6	7.2
Patents	10.2	4.6	14.4	5.7
Land-use rights	11.0	1.9	10.3	1.5
Favorable lease arrangements	3.6	–	–	–
Non-compete agreements	1.0	0.3	2.6	1.0

Total amortized intangible assets	405.6	126.1	401.5	105.1
Non-amortized trademarks	81.5	–	84.9	–

Total	$ 487.1	$ 126.1	$ 486.4	$ 105.1

Annual intangible amortization expense for the next five years will approximate $24.9 million in 2009, $24.8 million in 2010, $24.8 million in 2011, $24.3 million in 2012 and $24.1 million in 2013.

Note 7 - DEBT
The company’s debt was comprised of the following at December 31, 2008 and 2007:

	2008	2007
Short-term debt and current portion of long-term debt:
Current portion of long-term debt	$386.3	$204.9
Other short-term debt	4.9	–

	$391.2	$204.9

Long-term debt:
5.875% notes, due 2008, including a fair value adjustment of $2.1 million for unrealized gains on derivative hedge instruments and remaining unamortized gain on termination of swaps of $2.5 million in 2007	$–	$204.6
4.625% notes, due 2009, net of original issue discount of $0.1 million in both 2008 and 2007, and fair value adjustments of $4.3 million and $(2.0) million for unrealized gains (losses) on derivative hedge instruments in 2008 and 2007, respectively	386.0	379.7
5.5% notes, due 2014, net of original issue discount of $1.9 million and $2.2 million in 2008 and 2007, respectively	448.1	447.8
7.25% debentures, due 2025	100.0	100.0
6.5% debentures, due 2034, net of original issue discount of $4.7 million and $4.8 million in 2008 and 2007, respectively	295.3	295.2
Debt supported by long-term banking arrangements:
U.S. revolving credit borrowing, at prime (3.25% at December 31, 2008)	75.0	–
Euro revolving credit borrowing, at EURIBOR plus .325% (3.036% at December 31, 2008)	34.9	–
Other	1.6	1.5

	1,340.9	1,428.8
Less: current portion of long-term debt	386.3	204.9

Total long-term debt	$954.6	$1,223.9

The scheduled principal payments for all outstanding debt are $387.0 million in 2009, $35.3 million in 2010, $75.3 million in 2011, $0.3 million in 2012, $0.1 million in 2013 and $850.2 million thereafter.
During the third quarter of 2006, the company repurchased $18.2 million of its 4.625% notes due on October 1, 2009. The weighted-average purchase price was 97.298% per note, resulting in a gain on retirement of $0.5 million. The company also accelerated amortization of $0.6 million in debt issuance costs, original issue discounts and losses on Treasury rate lock agreements associated with the repurchased notes. The remaining outstanding balance on the 4.625% notes due in 2009 was $381.8 million at December 31, 2008.
In September 2006, the company entered into an amended five-year unsecured committed U.S. bank credit facility, which includes a $350.0 million revolving credit facility that matures in September 2011. This credit facility permits the company to borrow at variable rates based upon the U.S. prime rate or LIBOR plus a specified spread. The spread is dependent on the company’s long-term unsecured senior debt rating from Standard and Poor’s and Moody’s Investor Services. At December 31, 2008, the company had $275.0 million available under the revolving credit facility.
In September 2005, several wholly owned international subsidiaries of the company entered into a five-year unsecured committed €250.0 million revolving credit facility that matures in September 2010. This credit facility permits these designated international subsidiaries to borrow at variable rates based on EURIBOR plus a specified credit spread. The company has guaranteed all obligations of the borrowers under this facility. At December 31, 2008, the company had €225.0 million available under the revolving credit facility.
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
In July 2002, the company terminated its interest rate swap agreements expiring December 2008, which converted fixed-rate interest on $100.0 million of its 5.875% debentures to a variable rate. In terminating the swaps, the company received cash of $18.1 million, which was amortized as a reduction of interest expense through December 1, 2008, the due date of the underlying debt. Gains and losses on terminations of interest rate swap agreements designated as fair value hedges are deferred as an adjustment to the carrying amount of the outstanding obligation and amortized as an adjustment to interest expense related to the obligation over the remaining term of the original contract life of the terminated swap agreement. In 2002, the company recorded a $17.3 million unrealized gain, net of accrued interest, on the termination of the interest rate swaps as an increase in the underlying long-term debt. At December 31, 2007, the remaining unrealized gain was $2.5 million.
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
Subsequent to December 31, 2008, the company entered into a term loan facility and issued senior unsecured notes.
In February 2009, the company entered into a $150.0 million term loan. The term loan is an unsecured, senior obligation of the company that matures on February 2, 2012, and bears interest based upon LIBOR plus a specified credit spread. Beginning in April 2010, the company is required to make quarterly principal payments. The total annual principal payments are $28.1 million in 2010, $54.4 million in 2011 and $67.5 million in 2012. The term loan is prepayable without penalty. The company used a portion of the proceeds from this loan to repay in full the $75.0 million of indebtedness outstanding under its U.S. revolving credit facility at December 31, 2008. The company intends to use the remaining proceeds for general corporate purposes.
In January 2009, the company issued senior unsecured notes having an aggregate principal amount of $500.0 million at a price of 99.256%. The notes mature on February 1, 2019, and bear interest at 8.875% per annum, payable semi-annually on February 1 and August 1 of each year. Including debt issuance costs, original issue discounts and losses on Treasury rate lock agreements, the 2019 notes have an effective annualized interest rate of approximately 9.2%. The notes include a step-up in interest payable following certain ratings downgrades by credit rating agencies. Upon the occurrence of a change of control triggering event, as defined in the indenture, the company will be required to make an offer to repurchase the notes at 101% of their principal amount. The company intends to use a portion of the net proceeds from these notes to repay in full at maturity the $381.8 million remaining aggregate principal amount of its 4.625% senior notes due in 2009. The company intends to use the remaining net proceeds from these notes for general corporate purposes.
The company’s credit agreements contain customary affirmative covenants including, among others, compliance with laws, payment of taxes, maintenance of insurance, conduct of business, keeping of books and records, maintenance of properties and ensuring the credit facilities receive the same rights and privileges as any future senior unsecured debt. The agreements also contain customary negative covenants including, among others, restrictions on: liens and encumbrances, sale of assets and affiliate transactions. Additionally, the company is required to comply with financial ratios of debt to consolidated earnings before interest, income taxes, depreciation and amortization, extraordinary, unusual or non-recurring non-cash gains or losses, including the sale of property and equipment and goodwill impairments, and non-cash gains or losses from less than wholly owned subsidiaries and investments (Consolidated EBITDA), as defined in the credit agreements, and Consolidated EBITDA to interest expense. For the year ended December 31, 2008, the credit agreements required that the ratio of debt to Consolidated EBITDA be less than 3.5:1 and the ratio of Consolidated EBITDA to interest expense must be greater than 3.5:1. At December 31, 2008, the company maintained a ratio of debt to Consolidated EBITDA of 2.2:1 and a ratio of Consolidated EBITDA to interest expense of 8.2:1.

The credit agreements also contain customary events of default including, among others, failure to make payment when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, the occurrence of one or more unstayed judgments in excess of $25.0 million that is not covered by an acceptable policy of insurance, a party obtaining a beneficial ownership in excess of 20% of the company’s voting stock, or the incurrence of $25.0 million of liabilities related to violations of employee benefit plan regulations or the withdrawal or termination of a multiemployer benefit plan. At December 31, 2008, the company was in compliance with all of its covenants and has not committed any acts of default.
At December 31, 2008 and 2007, the company had $39.8 million and $35.7 million, respectively, of contingent obligations under standby letters of credit issued in the ordinary course of business to financial institutions, customers and insurance companies to secure short-term support for a variety of commercial transactions, insurance and benefit programs.
Interest paid, net of amounts capitalized, was $71.4 million, $91.5 million and $98.2 million during 2008, 2007 and 2006, respectively. The amount of interest capitalized during 2008, 2007 and 2006 was $4.1 million, $1.7 million and $1.5 million, respectively.
Note 8 - FINANCIAL INSTRUMENTS
The company has various financial instruments, including cash and cash equivalents, investments, investments in nonconsolidated companies, foreign currency forward contracts, commodity forward contracts, interest rate swaps, Treasury rate locks and short-term and long-term debt. The company has determined the estimated fair value of these financial instruments by using available market information and generally accepted valuation methodologies. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts. The estimated fair value of the company’s debt instruments at December 31, 2008 and 2007 approximated $1,239.3 million and $1,406.1 million, respectively, compared with the carrying value of $1,345.8 million and $1,428.8 million, respectively.
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
In November 2008, the company entered into several Treasury rate lock agreements with an aggregate notional principal amount of $200.0 million, all maturing on March 31, 2009, whereby the company had locked in Treasury rates relating to a portion of the anticipated public debt securities issuance in the first quarter of 2009. These rate locks were designated as cash-flow hedges of the forecasted semi-annual interest payments associated with the expected debt issuance. The fair value of these instruments at December 31, 2008, and the related adjustments recorded in other comprehensive (loss) income, was an unrealized loss of $20.0 million ($12.8 million net of tax). In January 2009, these agreements were terminated in conjunction with the issuance of the 8.875% senior notes. The company incurred a pretax loss of $16.7 million on the termination of these agreements.
In November 2004, the company entered into interest rate swap agreements that effectively converted the interest on $200.0 million of outstanding 4.625% notes due 2009 to a variable rate of six-month LIBOR plus 40 basis points. The fair value of the interest rate swaps included in short-term debt and current portion of long-term debt and long-term debt was $4.3 million and $(2.0) million at December 31, 2008 and 2007, respectively. In June 2004, the company entered into interest rate swap agreements that effectively converted the interest on $200.0 million of outstanding 5.875% notes due 2008 to a variable rate of six-month LIBOR plus 111 basis points. The fair value of the interest rate swaps included in short-term debt and current portion of long-term debt was $2.1 million at December 31, 2007. These swaps are designated as fair-value hedges of underlying fixed-rate debt obligations and are recorded as an adjustment to either short-term debt and current portion of long-term debt or long-term debt and current or noncurrent assets or liabilities. These interest rate swaps qualify for the short-cut method for assessing hedge effectiveness per SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Changes in fair value of the swaps are offset by the change in fair value of the underlying debt. As a result, there was no impact to earnings in 2008, 2007 or 2006 due to hedge ineffectiveness.

In June 2004, the company entered into several Treasury rate lock agreements with an aggregate notional principal amount of $900.0 million, all maturing on September 30, 2004, whereby the company had locked in Treasury rates relating to a portion of the then anticipated public debt securities issuance. These rate locks were designated as cash-flow hedges of the forecasted semi-annual interest payments associated with the expected debt issuance. In September 2004, the company incurred a pretax loss on the termination of these agreements in an aggregate amount of $73.9 million. The unamortized balance of the Treasury rate lock recorded in accumulated other comprehensive (loss) income, net of tax, was $34.7 million and $38.2 million at December 31, 2008 and 2007, respectively.
The company is exposed to the effect of changes in foreign currency rates on its earnings and cash flow as a result of doing business internationally. In addition to working capital management, pricing and sourcing, the company selectively uses foreign currency forward contracts to minimize the potential effect of currency changes. The maximum amount of foreign currency forward contracts outstanding at any one time was $27.5 million in 2008, $94.3 million in 2007 and $35.5 million in 2006. At December 31, 2008, the company had short-term forward contracts to buy or sell currencies at various dates during 2009 for $25.0 million. At December 31, 2007, the company had short-term forward contracts to buy or sell currencies at various dates during 2008 for $12.9 million. Changes in the fair value of these contracts are recorded in other income. The fair value of these instruments at December 31, 2008 and 2007, and the related adjustments recorded in other income, were an unrealized loss of less than $0.1 million and an unrealized gain of $0.1 million, respectively.
The company is exposed to market risk from changes in commodity prices. The company uses financial instruments to manage the cost of natural gas and electricity purchases. These contracts have been designated as cash-flow hedges and, accordingly, any effective unrealized gains or losses on open contracts are recorded in other comprehensive (loss) income, net of related tax effects. At December 31, 2008 and 2007, the notional amounts of open contracts totaled $20.9 million and $15.1 million, respectively. A hedge liability of $7.0 million ($4.5 million net of tax) and $0.8 million ($0.5 million net of tax) was recorded at December 31, 2008 and 2007, respectively, which represents the net unrealized losses or gains based upon current futures prices at that date. Ineffectiveness was determined to be immaterial in 2008 and 2007. Contract maturities are less than 24 months.

Note 9 - OTHER BALANCE SHEET INFORMATION

	2008	2007
Receivables:
Customers	$525.3	$582.4
Affiliates	16.4	7.4
Other	66.8	76.1

Total	$608.5	$665.9

Receivables are net of allowance for doubtful accounts of $6.7 million and $6.3 million at December 31, 2008 and 2007, respectively.

	2008	2007
Property and equipment - at cost:
Land and improvements	$174.5	$171.8
Buildings and improvements	458.0	458.8
Machinery and equipment	2,060.8	1,994.0
Construction in progress	184.7	138.6

Total	$2,878.0	$2,763.2

Depreciation expense of property and equipment from continuing operations was $144.9 million, $137.1 million and $133.3 million in 2008, 2007 and 2006, respectively. Depreciation expense of property and equipment from discontinued operations was $4.4 million in 2006.

	2008	2007
Accrued expenses and other current liabilities:
Employee compensation	$98.6	$113.0
Income taxes	21.4	21.2
Sales allowances and rebates	29.7	38.2
Taxes other than income	35.2	27.3
Interest	14.3	16.4
Fair value of Treasury rate locks	20.0	–
Other	60.5	58.9

Total	$279.7	$275.0

Dividends payable at December 31, 2008 and 2007 were $20.8 million and $20.5 million, respectively, and are included in accounts payable in the consolidated balance sheets.
Note 10 - SHAREHOLDERS’ EQUITY
The company has 147.0 million authorized shares consisting of 2.0 million shares of serial preferred stock, 25.0 million shares of serial preference shares and 120.0 million common shares, each of which is without par value. Common shares outstanding exclude common shares held in treasury of 18.9 million and 17.8 million at December 31, 2008 and 2007, respectively.
The company previously had a shareholder rights plan, which expired in October 2007. No rights were issued under the plan, and they were delisted from the New York Stock Exchange and deregistered with the Securities and Exchange Commission.

Accumulated other comprehensive (loss) income shown in the consolidated statements of shareholders’ equity at December 31, 2008, 2007 and 2006 is comprised of the following:

			Unrealized	Unrecognized
	Foreign		(Losses)	Pension Plan	Accumulated
	Currency	Treasury	Gains	and Other	Other
	Translation	Rate	on Cash	Postretirement	Comprehensive
	Adjustment	Locks	Flow Hedges	Benefit Costs	(Loss) Income
Balance, January 1, 2006	$(25.9)	$(44.5)	$(0.5)	$(42.6)	$(113.5)
Other comprehensive income (loss):
Pretax	80.2	5.0	(1.0)	46.8	131.0
Tax (provision) benefit	(0.2)	(1.7)	0.3	(13.9)	(15.5)

Total	80.0	3.3	(0.7)	32.9	115.5

Adjustment to recognize pension and other postretirement benefit plans funded status
(Note 13):
Pretax	–	–	–	(92.8)	(92.8)
Tax benefit	–	–	–	30.0	30.0

Total	–	–	–	(62.8)	(62.8)

Balance, December 31, 2006	54.1	(41.2)	(1.2)	(72.5)	(60.8)
Other comprehensive income:
Pretax	84.4	4.7	1.1	45.6	135.8
Tax provision	–	(1.7)	(0.4)	(13.9)	(16.0)

Total	84.4	3.0	0.7	31.7	119.8

Balance, December 31, 2007	138.5	(38.2)	(0.5)	(40.8)	59.0
Other comprehensive loss:
Pretax	(83.2)	(15.0)	(6.2)	(166.1)	(270.5)
Tax benefit	–	5.7	2.2	56.3	64.2

Total	(83.2)	(9.3)	(4.0)	(109.8)	(206.3)

Balance, December 31, 2008	$55.3	$(47.5)	$(4.5)	$(150.6)	$(147.3)

The company estimates that it will reclassify into earnings during 2009 losses of approximately $5.8 million ($3.7 million net of tax), $5.5 million ($3.5 million net of tax) and $2.4 million ($1.7 million net of tax) from the amounts recorded in accumulated other comprehensive (loss) income for treasury rate locks, cash flow hedges and unrecognized pension plan and other postretirement benefit costs, respectively.
Note 11 - OTHER INCOME - NET

	2008	2007	2006
Currency exchange / transaction gain (loss)	$16.4	$4.0	$(2.9)
Settlement of insurance and legal matters	2.0	0.6	11.6
Equity earnings of nonconsolidated companies	2.3	1.2	1.0
Minority interest in earnings of consolidated companies	(7.2)	(6.4)	(4.1)
Gain on sale of Bayport, Texas property	–	5.0	–
Other - net	1.9	4.4	2.9

Total	$15.4	$8.8	$8.5

Dividends received from nonconsolidated companies were $1.4 million in 2008, $0.9 million in 2007 and $0.2 million in 2006.

Note 12 - INCOME TAXES
Income (loss) from continuing operations before income taxes consists of the following:

	2008	2007	2006
United States	$(180.0)	$131.0	$75.5
Foreign	189.8	268.0	186.5

Total	$9.8	$399.0	$262.0

The provision for income taxes from continuing operations consists of the following:

	2008	2007	2006
Current:
United States:
Federal	$32.9	$32.1	$(3.9)
State	2.8	3.6	(0.7)
Foreign	71.8	59.7	48.2

	107.5	95.4	43.6

Deferred:
United States:
Federal	(15.7)	12.5	28.6
State	(2.1)	0.7	8.5
Foreign	(13.8)	7.0	1.5

	(31.6)	20.2	38.6

Total	$75.9	$115.6	$82.2

The differences between the provision for income taxes at the U.S. statutory rate and the tax shown in the consolidated statements of operations are summarized as follows:

	2008	2007	2006
Tax at statutory rate of 35%	$3.4	$139.7	$91.7
Goodwill impairment	86.4	–	–
U.S. tax cost of foreign dividends	10.3	4.2	7.7
U.S. tax benefit on exports	–	(0.5)	(4.1)
State and local income taxes	0.5	2.8	5.1
Impacts of translation losses (gains)	11.3	(5.4)	(0.5)
Impacts of foreign operations	(30.2)	(24.4)	(18.3)
U.S. research credit	(2.8)	(2.7)	(0.8)
Uncertain tax positions	(3.6)	1.3	0.4
Corporate owned life insurance	2.1	–	(0.1)
Other - net	(1.5)	0.6	1.1

Provision for income taxes	$75.9	$115.6	$82.2

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

	2008	2007
Deferred tax assets:
Accrued compensation and benefits	$181.0	$138.4
Inventory	30.0	22.4
Cash flow hedges	28.2	20.8
Net operating losses and tax credits carried forward	27.9	13.9
Other	37.2	35.6

Total gross deferred tax assets	304.3	231.1
Less: valuation allowance	(10.4)	(18.7)

Net deferred tax assets	293.9	212.4

Deferred tax liabilities:
Depreciation and other basis differences	206.6	217.6
Foreign subsidiary and affiliate undistributed earnings	5.4	7.1
Other	15.3	14.2

Total deferred tax liabilities	227.3	238.9

Net deferred tax assets (liabilities)	$66.6	$(26.5)

At December 31, 2008, the company had U.S. tax credit carryforwards and state and foreign net operating loss carryforwards (NOLs). The company’s U.S. tax credits totaled $20.3 million, which expire in 2018. The company had $2.6 million of state tax benefit from NOLs that expire in 2009 through 2028. Foreign NOLs totaled $17.8 million, of which $12.6 million expire in 2009 through 2023 and $5.2 million have an indefinite life. Additionally, the company has incurred losses in a foreign jurisdiction where realization of the future economic benefit is so remote that the benefit is not reflected as a deferred tax asset.
U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries, which are considered to be indefinitely reinvested in the operations of such subsidiaries. The amount of these earnings was approximately $825.5 million at December 31, 2008. Determination of the net amount of unrecognized taxes with respect to these earnings is not practicable.
Income taxes paid were $88.1 million, $81.4 million, and $72.9 million during 2008, 2007 and 2006, respectively.
Effective January 1, 2007, the company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes.” As a result of adopting FIN No. 48 on January 1, 2007, the company recognized an $8.9 million reduction to retained earnings and a $5.4 million increase to goodwill for pre-acquisition income tax liabilities of Lubrizol Advanced Materials International, Inc. (LZAM International). At January 1, 2007, after recording the impact from the adoption of FIN No. 48, the company had gross unrecognized tax benefits of $57.8 million, of which $38.8 million, if recognized, would have affected the effective tax rate. At December 31, 2007, the company had gross unrecognized tax benefits of $59.3 million, of which $39.3 million, if recognized, would have affected the effective tax rate. At December 31, 2008, the company had gross unrecognized tax benefits of $50.0 million, of which $34.6 million, if recognized, would have affected the effective tax rate.

Following is a reconciliation of unrecognized tax benefits at December 31, 2008 and 2007:

	2008	2007
Balance at January 1	$59.3	$57.8
Additions:
Current year tax positions	6.9	9.2
Prior year tax positions	–	7.7
Reductions for prior year tax positions	(9.3)	(4.5)
Expirations of statutes of limitations	(6.5)	(10.8)
Settlements	(0.4)	(0.1)

Balance at December 31	$50.0	$59.3

The increase in prior-year tax positions in 2007 primarily was due to an unfavorable foreign currency translation impact. The company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the income tax provision. During the year ended December 31, 2008, the company recognized gross interest expense of $3.4 million and gross interest income of $3.2 million in its consolidated statements of operations. During the year ended December 31, 2007, the company recognized gross interest expense of $4.2 million and gross interest income of $3.2 million in its consolidated statements of operations. At December 31, 2008 and 2007, the company accrued $7.9 million and $7.7 million, respectively, for the potential payment of interest and penalties.
The majority of the company’s unrecognized tax benefits are classified as noncurrent liabilities because payment of cash is not expected within one year. The company does not anticipate that the total unrecognized tax benefits will change significantly due to the settlement of audits and the expiration of statute of limitations within one year of December 31, 2008.
The company operates in numerous taxing jurisdictions and is subject to regular examinations by various U.S. federal, state and foreign jurisdictions. The company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which the company does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions and difficulty in estimating the final resolution of complex tax audit matters, the company’s estimates of income tax liabilities may differ from actual payments or assessments. With few exceptions, the company no longer is subject to U.S. federal, state and local or foreign tax examinations for years before 2001.
Note 13 - PENSION, PROFIT SHARING AND OTHER POSTRETIREMENT BENEFIT PLANS
The company has noncontributory defined benefit pension plans covering most employees. Pension benefits under these plans are based on years of service and the employee’s compensation. The company’s funding policy in the United States is to contribute amounts to satisfy the funding standards of the Internal Revenue Code of 1986, as amended, and the Employee Retirement Income Security Act of 1974, as amended, and elsewhere to fund amounts in accordance with local regulations. Several of the company’s smaller defined benefit plans are not funded.
During 2008, the company amended its defined benefit pension plan in the United Kingdom and terminated a supplemental defined benefit pension plan in France. The amendments to the plan in the United Kingdom closed the plan to new participants and modified the benefits available to active participants. The company terminated its supplemental defined benefit pension plan in France and settled all outstanding obligations under the plan in the fourth quarter of 2008. As part of these benefit changes, the company introduced new defined contribution plans to its employees in the United Kingdom and France.
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
The market values of pension plan assets periodically are compared to the value of plan benefit obligations. The future value of assets, as calculated based on the expected long-term rate of return, also are compared to expected future plan benefit distributions and contributions to determine the sufficiency of expected plan funding levels. Investment asset allocations are revised as appropriate.
Plan assets are invested in marketable equity securities and fixed-income instruments. The allocation of pension plan assets by major asset class is shown below on a weighted-average basis:

	Percentage of Plan
	Assets
	at December 31
	2008	2007
Asset category:
Equity securities	63%	65%
Debt securities	37%	35%

Total	100%	100%

No equity or debt securities of the company or any of its subsidiaries were included in the pension plans’ assets in 2008 and 2007, respectively.
The company also provides certain non-pension postretirement benefits, primarily health care and life insurance benefits, for retired employees. Most of the legacy Lubrizol full-time employees in the United States may become eligible for health care benefits upon retirement. Full-time employees who retired between January 1, 1992 and December 31, 2002 also are eligible for life insurance benefits. Participants contribute a portion of the cost of these benefits. The company’s non-pension postretirement benefit plans are not funded.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a plan’s funded status in comprehensive income in the year in which the changes occur. SFAS No. 158’s requirement to recognize a plan’s funded status and new disclosure requirements were effective for the company as of December 31, 2006. The company adopted the required provisions of SFAS No. 158 on December 31, 2006.

The change in the projected benefit obligation and plan assets for 2008 and 2007 and the amounts recognized in the consolidated balance sheets at December 31 of the company’s defined benefit pension plans were as follows:

	Pension Plans
	2008			2007
		Non-			Non-
	U.S. Plans	U.S. Plans	Total	U.S. Plans	U.S. Plans	Total
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$400.5	$326.6	$727.1	$390.2	$320.8	$711.0
Service cost	18.6	11.9	30.5	18.8	12.7	31.5
Interest cost	25.7	17.4	43.1	24.0	16.0	40.0
Plan participants’ contributions	–	0.9	0.9	–	0.9	0.9
Actuarial loss (gain)	60.8	(20.2)	40.6	(16.3)	(27.4)	(43.7)
Currency exchange rate change	–	(60.3)	(60.3)	–	14.1	14.1
Plan amendments	1.7	–	1.7	2.1	1.1	3.2
Adjustments	–	–	–	–	3.0	3.0
Special termination benefits	–	4.2	4.2	–	–	–
Settlements / curtailments	–	(2.9)	(2.9)	–	–	–
Benefits paid	(24.9)	(39.8)	(64.7)	(18.3)	(14.6)	(32.9)

Projected benefit obligation at end of year	482.4	237.8	720.2	400.5	326.6	727.1

Change in Plan Assets:
Fair value of plan assets at beginning of year	299.6	232.8	532.4	269.5	201.8	471.3
Actual return on plan assets	(70.3)	(35.1)	(105.4)	19.4	11.9	31.3
Employer contributions	17.5	44.2	61.7	29.0	23.2	52.2
Plan participants’ contributions	–	0.9	0.9	–	0.9	0.9
Currency exchange rate change	–	(45.9)	(45.9)	–	8.0	8.0
Adjustments	–	–	–	–	1.6	1.6
Benefits paid	(24.9)	(39.8)	(64.7)	(18.3)	(14.6)	(32.9)

Fair value of plan assets at end of year	221.9	157.1	379.0	299.6	232.8	532.4

Funded Status	$(260.5)	$(80.7)	$(341.2)	$(100.9)	$(93.8)	$(194.7)

Net amounts recognized in the consolidated balance sheets:
Other assets	$–	$0.5	$0.5	$–	$2.0	$2.0
Accrued expenses and other current liabilities	(0.4)	(1.2)	(1.6)	(0.4)	(1.1)	(1.5)
Pension obligations	(260.1)	(80.0)	(340.1)	(100.5)	(94.7)	(195.2)

Funded Status	$(260.5)	$(80.7)	$(341.2)	$(100.9)	$(93.8)	$(194.7)

The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $717.2 million and $375.5 million, respectively, at December 31, 2008, and $703.3 million and $506.6 million, respectively, at
December 31, 2007.
The accumulated benefit obligation for all defined benefit pension plans was $569.4 million and $567.2 million at December 31, 2008 and 2007, respectively. The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $552.1 million and $358.2 million, respectively, at December 31, 2008, and $366.6 million and $316.5 million, respectively, at December 31, 2007.

Net periodic pension cost of the company’s defined benefit pension plans consists of:

	2008
	U.S. Plans	Non-U.S. Plans	Combined
Service cost - benefits earned during period	$18.6	$11.9	$30.5
Interest cost on projected benefit obligation	25.7	17.4	43.1
Expected return on plan assets	(22.6)	(14.6)	(37.2)
Amortization of prior service costs	2.2	0.8	3.0
Amortization of initial net obligation	–	0.1	0.1
Recognized net actuarial loss	0.9	2.0	2.9
Settlement / curtailment loss	–	5.8	5.8

Net periodic pension cost	$24.8	$23.4	$48.2

	2007
	U.S. Plans	Non-U.S. Plans	Combined
Service cost - benefits earned during period	$18.8	$12.7	$31.5
Interest cost on projected benefit obligation	24.0	16.0	40.0
Expected return on plan assets	(21.9)	(12.8)	(34.7)
Amortization of prior service costs	2.1	0.7	2.8
Amortization of initial net obligation	–	0.1	0.1
Recognized net actuarial loss	1.0	4.1	5.1

Net periodic pension cost	$24.0	$20.8	$44.8

	2006
	U.S. Plans	Non-U.S. Plans	Combined
Service cost - benefits earned during period	$19.5	$12.2	$31.7
Interest cost on projected benefit obligation	20.8	14.1	34.9
Expected return on plan assets	(18.2)	(10.1)	(28.3)
Amortization of prior service costs	1.8	0.7	2.5
Amortization of initial net obligation	–	0.7	0.7
Recognized net actuarial loss	3.5	5.0	8.5
Settlement / curtailment loss (gain)	3.6	(0.7)	2.9

Net periodic pension cost	$31.0	$21.9	$52.9

The company’s weighted-average actuarial assumptions used to determine pension benefit obligations for its U.S. and non-U.S. defined benefit pension plans were as follows:

	December 31, 2008			December 31, 2007
		Non-			Non-
	U.S. Plans	U.S. Plans	Combined	U.S. Plans	U.S. Plans	Combined
Discount rate	5.96%	5.90%	5.94%	6.67%	5.61%	6.19%
Rate of compensation increase	4.27%	4.00%	4.18%	4.29%	3.97%	4.15%
The company’s weighted-average assumptions used to determine net periodic pension cost were as follows:

	2008			2007
		Non-			Non-
	U.S. Plans	U.S. Plans	Combined	U.S. Plans	U.S. Plans	Combined
Discount rate	6.67%	5.61%	6.19%	6.25%	4.89%	5.63%
Expected long-term return on plan assets	8.25%	6.86%	7.64%	8.25%	6.63%	7.56%
Rate of compensation increase	4.29%	3.97%	4.15%	4.29%	3.63%	3.99%

	2006
		Non-
	U.S. Plans	U.S. Plans	Combined
Discount rate	5.75%	4.63%	5.25%
Expected long-term return on plan assets	8.25%	6.37%	7.48%
Rate of compensation increase	4.32%	3.41%	3.92%
The company’s defined benefit non-pension postretirement plan liabilities predominately relate to U.S. plans. The change in the projected benefit obligation and plan assets for 2008 and 2007 and the amounts recognized in the consolidated balance sheets at December 31 of the company’s defined benefit non-pension postretirement plans were as follows:

		Non-Pension
		Postretirement Plans
		2008	2007
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year		$97.2	$98.3
Service cost		1.8	1.8
Interest cost		5.9	5.8
Plan participants’ contributions		5.2	4.5
Actuarial gain		(6.5)	(6.2)
Currency exchange rate change		(2.7)	2.2
Settlements / curtailments		(0.5)	–
Plan amendments		(3.6)	–
Benefits paid		(8.9)	(9.2)

Projected benefit obligation at end of year		87.9	97.2

Change in Plan Assets:
Fair value of plan assets at beginning of year		–	–
Employer contributions		3.7	4.7
Plan participants’ contributions		5.2	4.5
Benefits paid		(8.9)	(9.2)

Fair value of plan assets at end of year		–	–

Funded Status		$(87.9)	$(97.2)

Net amounts recognized in the consolidated balance sheets:
Accrued expenses and other current liabilities		(4.8)	(4.1)
Other postretirement benefit obligations		(83.1)	(93.1)

Funded Status		$(87.9)	$(97.2)

Net periodic non-pension postretirement benefit cost consists of:

	2008	2007	2006
Service cost - benefits earned during period	$1.8	$1.8	$1.8
Interest cost on projected benefit obligation	5.9	5.8	5.4
Amortization of prior service credits	(6.8)	(6.7)	(8.4)
Amortization of initial net obligation	0.4	0.4	0.4
Recognized net actuarial loss	0.8	1.3	1.8
Settlement / curtailment gain	(0.6)	–	(1.1)

Net periodic non-pension postretirement benefit cost (credit)	$1.5	$2.6	$(0.1)

The weighted-average discount rates used to determine net periodic non-pension postretirement benefit cost were 6.45%, 5.99% and 5.50% for the years ended December 31, 2008, 2007 and 2006, respectively. The weighted-average discount rates used to determine the company’s other postretirement benefit obligations were 6.56% and 6.45% at December 31, 2008 and 2007, respectively. The weighted-average of the assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation for the company’s postretirement benefit plans at December 31, 2008 was 7.72% (8.28% at December 31, 2007), with subsequent annual decrements to an ultimate trend rate of 5.18% by 2015. The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rate would have the following effects as of and for the year ended December 31, 2008:

	One-Percentage-Point
	Increase	Decrease
Effect on postretirement benefit obligation	$8.4	$(7.2)
Effect on total service and interest cost components	$0.9	$(0.8)
The amount of net loss, prior service cost and transition obligation recognized in accumulated other comprehensive (loss) income related to the company’s defined benefit pension and other postretirement benefit plans is comprised of the following:

	Pension Plans			Non-Pension Postretirement Plans
		Prior			Prior
	Actuarial	Service	Transition	Actuarial	Service	Transition
	Net Loss	Cost	Obligation	Net Loss	Cost	Obligation	Total
Balance at January 1, 2007	$(62.9)	$(17.0)	$(0.3)	$(18.5)	$28.2	$(2.0)	$(72.5)
Reclassification adjustments:
Pretax	5.1	2.8	0.1	1.3	(6.7)	0.4	3.0
Tax (provision) benefit	(1.6)	(0.9)	–	(0.4)	2.4	(0.1)	(0.6)

Total	3.5	1.9	0.1	0.9	(4.3)	0.3	2.4

Adjustment to recognize changes in actuarial assumptions:
Pretax	40.2	(3.3)	–	5.7	–	–	42.6
Tax (provision) benefit	(12.6)	1.0	–	(1.7)	–	–	(13.3)

Total	27.6	(2.3)	–	4.0	–	–	29.3

Balance at December 31, 2007	(31.8)	(17.4)	(0.2)	(13.6)	23.9	(1.7)	(40.8)
Reclassification adjustments:
Pretax	2.9	3.0	0.1	0.8	(6.8)	0.4	0.4
Tax benefit (provision)	(0.9)	(1.0)	–	(0.3)	2.5	(0.1)	0.2

Total	2.0	2.0	0.1	0.5	(4.3)	0.3	0.6

Adjustment to recognize changes in actuarial assumptions:
Pretax	(174.8)	(1.7)	–	6.4	3.6	–	(166.5)
Tax benefit (provision)	58.9	0.6	–	(2.1)	(1.3)	–	56.1

Total	(115.9)	(1.1)	–	4.3	2.3	–	(110.4)

Balance at December 31, 2008	$(145.7)	$(16.5)	$(0.1)	$(8.8)	$21.9	$(1.4)	$(150.6)

The company amortizes gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, over the average remaining service period of participating employees expected to receive benefits under the plans. The amount of net loss, prior service cost and transition obligation that is expected to be recognized as a component of net periodic pension cost in 2009 is $5.9 million, $2.6 million and $0.1 million, respectively. The amount of net loss, prior service credit and transition obligation that is expected to be recognized as a component of net periodic non-pension postretirement benefit cost (credit) in 2009 is $0.4 million, $(7.0) million and $0.4 million, respectively.

The company expects to contribute $60.0 million to its defined benefit pension plans in 2009. Expected employer contributions for pension benefits in 2009 include $1.7 million for unfunded plans. The company expects to contribute $4.8 million to its defined benefit non-pension postretirement plans in 2009. The expected contributions to these plans represent an actuarial estimate of future assumed payments based on historic retirement and payment patterns. Actual amounts paid could differ from this estimate.
The following table shows the benefits expected to be paid in each of the next five years and the aggregate benefits expected to be paid for the subsequent five years:

	Pension	Other	Total
	Benefits	Benefits	Benefits
2009	$29.5	$4.8	$34.3
2010	49.6	5.3	54.9
2011	35.0	5.7	40.7
2012	39.7	6.1	45.8
2013	40.6	6.4	47.0
2014-2018	250.7	36.6	287.3
The other benefits in the above table are presented net of expected Medicare Part D subsidy payments of $0.7 million in 2009, $0.8 million in 2010, $0.9 million in 2011, $0.9 million in 2012, $1.0 million in 2013 and $5.5 million in 2014 - 2018.
The company also has defined contribution plans, principally involving profit sharing plans and 401(k) savings plans, covering most employees in the United States and at certain non-U.S. subsidiaries. Expense for all defined contribution retirement plans was $15.6 million, $15.2 million and $14.5 million in 2008, 2007 and 2006, respectively.
Note 14 - LEASES
The company has commitments under operating leases primarily for office space, terminal facilities, land, railcars and various computer and office equipment. Rental expense from continuing operations was $34.2 million in 2008, $28.7 million in 2007 and $26.4 million in 2006. Future minimum rental commitments under operating leases having initial or remaining non-cancelable lease terms exceeding one year are $24.6 million in 2009, $20.6 million in 2010, $13.3 million in 2011, $8.1 million in 2012, $6.1 million in 2013 and $7.8 million thereafter.
Note 15 - SEGMENT AND GEOGRAPHIC INFORMATION
The company is organized into two operating and reportable segments: Lubrizol Additives and Lubrizol Advanced Materials. The Lubrizol Additives segment represented 70% of the company’s consolidated revenues for 2008 and is comprised of the company’s businesses in engine additives and driveline and industrial additives. The Lubrizol Advanced Materials segment represented 30% of the company’s consolidated revenues for 2008 and is comprised of the businesses in Noveon consumer specialties, engineered polymers and performance coatings.
Lubrizol Additives consists of two product lines: (i) engine additives and (ii) driveline and industrial additives. Engine additives is comprised of additives for lubricating engine oils, such as for gasoline, diesel, marine and stationary gas engines, and additives for fuels, refinery and oil field chemicals. Driveline and industrial additives is comprised of additives for driveline oils, such as automatic transmission fluids, gear oils and tractor lubricants and industrial oil additives, such as additives for hydraulic, grease and metalworking fluids, as well as compressor lubricants. Both product lines sell viscosity modifiers, as well as outsourcing services for supply chain and knowledge center management. Lubrizol Additives products primarily are manufactured in company-owned facilities and are sold largely to a common customer base.

The Lubrizol Advanced Materials segment consists of three product lines: (i) engineered polymers, (ii) performance coatings and (iii) Noveon consumer specialties. The engineered polymers product line is characterized by products such as TempRite engineered polymers and Estane thermoplastic polyurethane. Engineered polymers products are sold to a diverse customer base comprised of major manufacturers in the construction, automotive, telecommunications, electronics and recreation industries. The performance coatings product line includes high-performance polymers and additives for specialty paper, graphic arts, paints, textiles and coatings applications that are sold to customers worldwide. The Noveon consumer specialties product line is characterized by production of acrylic thickeners, film formers, fixatives, emollients, silicones, specialty surfactants, methyl glucoside, lanolin derivatives and cassia hydrocolloids. The company markets products in the Noveon consumer specialties product line to customers worldwide, which include major manufacturers of cosmetics, personal care products and household products. During the second quarter of 2006, the company completed the sale of the FIIS and A&I businesses, while the sale of the Telene business was completed during the first quarter of 2006. The company recorded the results of operations of these divested businesses in the loss from discontinued operations - net of tax line item in the consolidated statement of operations for 2006 (see Note 4).
The company primarily evaluates performance and allocates resources based on segment operating income, defined as revenues less expenses identifiable to the product lines included within each segment, as well as projected future returns. Segment operating income reconciles to consolidated income from continuing operations before income taxes by deducting corporate expenses and corporate other income (expense) that are not attributed to the operating segments, restructuring and impairment charges, write-off of acquired IPR&D, and net interest expense.
In the fourth quarter of 2008, the company reorganized its reporting structure for the following two businesses:
•	The AMPS® specialty monomer business, with 2008 annual revenues of $35.3 million, which previously was reported as part of the Noveon consumer specialties product line, and

•	The ADEXTM explosives emulsifier business, with 2008 annual revenues of $45.0 million, which previously was reported as part of the engineered polymers product line.
The results for these two businesses now are reported in the driveline and industrial additives product line within the Lubrizol Additives segment. The results for the prior periods presented have been reclassified to conform to the current year presentation.

The following table summarizes the results of the company’s reportable segments for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Lubrizol Additives:
Revenues from external customers	$3,541.5	$3,032.8	$2,661.7
Equity earnings	2.3	1.2	1.0
Amortization of intangibles	7.8	4.5	3.1
Operating income	427.3	398.4	311.7
Total assets	1,853.8	1,696.1	1,444.1
Capital expenditures	95.5	86.9	78.3
Depreciation	77.4	73.4	74.6

Lubrizol Advanced Materials:
Revenues from external customers	$1,486.3	$1,466.2	$1,379.1
Amortization of intangibles	19.2	19.8	20.6
Operating income	88.8	134.4	158.9
Total assets	1,843.2	2,207.3	2,147.2
Capital expenditures	90.7	74.9	39.0
Depreciation	66.0	60.4	58.1

Corporate:
Total assets	$453.5	$740.4	$799.6
Capital expenditures	16.4	21.0	8.4
Depreciation	1.5	3.3	0.6

Discontinued operations:
Capital expenditures	$–	$–	$5.2
Depreciation	–	–	4.4

Reconciliation to income from continuing operations before income taxes:
Segment operating income	$516.1	$532.8	$470.6
Corporate expenses	(60.7)	(73.3)	(73.6)
Corporate other income (expense) - net	15.7	4.8	(3.8)
Write-off of acquired in-process research and development	(1.6)	–	–
Restructuring and impairment charges	(394.0)	(1.5)	(51.9)
Interest expense - net	(65.7)	(63.8)	(79.3)

Income from continuing operations before income taxes	$9.8	$399.0	$262.0

Segment assets include receivables, inventories and long-lived assets including goodwill and intangible assets. Corporate assets include cash and cash equivalents and other current and noncurrent assets.

Revenues from external customers by product line are as follows:

	2008	2007	2006
Engine additives	$2,258.7	$1,930.6	$1,665.4
Driveline and industrial additives	1,282.8	1,102.2	996.3

Total Lubrizol Additives	3,541.5	3,032.8	2,661.7

Performance coatings	510.6	540.2	543.7
Engineered polymers	567.4	547.9	497.9
Noveon consumer specialties	408.3	378.1	337.5

Total Lubrizol Advanced Materials	1,486.3	1,466.2	1,379.1

Total revenues from external customers	$5,027.8	$4,499.0	$4,040.8

Revenues are attributable to countries based on the location of the customer. The United States is the only country where sales to external customers comprise in excess of 10% of the company’s consolidated revenues. Revenues from external customers by geographic zone are as follows:

	2008	2007	2006
United States	$1,710.1	$1,687.7	$1,637.0
Canada	184.8	192.5	187.2
Europe	1,576.7	1,347.2	1,144.7
Asia-Pacific / Middle East	1,176.8	956.2	823.5
Latin America	379.4	315.4	248.4

Total revenues from external customers	$5,027.8	$4,499.0	$4,040.8

The company’s sales and receivables are concentrated in the oil and chemical industries. Lubrizol Additives’ customers consist primarily of oil refiners and independent oil blenders located in more than 100 countries. The company’s 10 largest customers, most of which are international oil companies, comprised approximately 38% of consolidated revenues in 2008 and approximately 39% of consolidated revenues in both 2007 and 2006. In 2008, 2007 and 2006, no single customer accounted for more than 10% of consolidated revenues.
The company’s property and equipment are located primarily in the following countries at December 31:

	2008	2007
United States	$747.0	$730.3
France	126.2	123.6
Belgium	84.1	84.2
China	82.7	51.2
United Kingdom	36.3	43.5
India	26.6	30.5
Other	94.7	98.2

Total property and equipment - net	$1,197.6	$1,161.5

Note 16 - STOCK COMPENSATION PLANS
All references to the number of shares and share units in this Note are based on actual share and unit numbers and are not shown in millions.
The company utilizes the 2005 Stock Incentive Plan (2005 Plan) to provide equity awards to its key employees and directors. Key employees and directors also may receive equity compensation under the company’s deferred compensation plans. The 2005 Plan, approved by the company’s shareholders on April 25, 2005, provides for the granting of stock appreciation rights, restricted and unrestricted shares, share units and options to buy common shares up to an amount equal to 4,000,000 common shares, of which no more than 2,000,000 can be settled as full-value awards. After the 2,000,000 limit has been reached, full-value awards are counted in a 3-to-1 ratio against the 4,000,000 limit. Options become exercisable 50% one year after date of grant, 75% after two years, 100% after three years and expire 10 years after grant. In addition, the 2005 Plan provides each nonemployee director of the company an automatic annual grant of restricted share units worth approximately $0.1 million based on the fair market value of the company’s common shares on the date of each Annual Meeting of Shareholders. A pro-rata number of restricted share units is granted to directors appointed between Annual Meetings of Shareholders. All of these restricted share units vest on the date of the next Annual Meeting of Shareholders.
Options outstanding as of December 31, 2008 and changes during the year ended December 31, 2008 were as follows:

		Weighted-
	Shares	Average
	Underlying	Exercise
	Options	Price
Outstanding, January 1, 2008	2,593,837	$35.07
Granted	253,100	$58.45
Exercised	(125,375)	$30.65
Forfeited	(650)	$37.20

Outstanding, December 31, 2008	2,720,912	$37.45

Options exercisable, December 31, 2008	2,361,212	$34.49

The aggregate intrinsic value of options outstanding at December 31, 2008 based on the company’s closing stock price on the last trading day of 2008, which would have been received by the option holders had all options been exercised on that date, was $9.1 million. The aggregate intrinsic value of options exercisable at December 31, 2008 based on the company’s closing stock price on the last trading day of 2008, which would have been received by the option holders had all options exercisable been exercised on that date, was $9.1 million. The total intrinsic value of stock options exercised was $3.2 million, $26.8 million and $13.5 million in 2008, 2007 and 2006, respectively. Intrinsic value is the amount by which the company’s closing share price exceeds the exercise price of the options multiplied by the number of in-the-money options. The weighted-average remaining contractual term of options outstanding and exercisable at December 31, 2008 was 4.8 years and 4.2 years, respectively.

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/31/08	Life	Price	at 12/31/08	Price
$ 20 - $ 30	182,412	1.1 years	$26.85	182,412	$26.85
$ 30 - $ 40	1,793,000	3.9 years	$32.83	1,793,000	$32.83
$ 40 - $ 50	279,200	7.0 years	$43.07	279,200	$43.07
$ 50 - $ 60	466,300	8.7 years	$55.99	106,600	$53.07

	2,720,912	4.8 years	$37.45	2,361,212	$34.49

The fair value of stock options are estimated using the Black-Scholes option pricing model. There were 253,100 and 213,200 stock options granted during 2008 and 2007, respectively. There were no stock options granted during 2006. Options under the 2005 Plan have been granted to employees at fair market value at the date of grant. The weighted-average assumptions used to value the stock options granted during 2008 and 2007 were as follows:

	2008	2007
Risk-free interest rate	3.5%	4.8%
Dividend yield	2.1%	2.0%
Expected volatility	20.0%	17.8%
Expected life (years)	6.5	10.0
Weighted-average fair value of options granted during the year	$12.27	$14.68
Nonvested restricted share units granted to directors at December 31, 2008 and changes during 2008 were as follows:

		Weighted-
		Average
	Share	Grant Date
	Units	Fair Value
Nonvested at January 1, 2008	54,560	$31.57
Granted	10,152	$59.07
Vested	(54,560)	$31.57
Forfeited	–	–

Nonvested at December 31, 2008	10,152	$59.07

In 2007, there were 10,755 restricted share units granted with a weighted-average grant-date fair value of $58.57. In 2006, there were 12,777 restricted share units granted with a weighted-average fair value of $42.27. For all grants made prior to November 14, 2006, fair value was defined as the average of the high and low common share prices of the company on the date of grant. For grants made on or after November 14, 2006, fair value is defined as the closing price of the company’s common shares on the date of grant.
Under the company’s long-term incentive program, dollar-based target awards are determined by the organization and compensation committee of the board of directors for three-year performance periods. The target awards correspond to pre-determined three-year earnings per share growth rate targets. A portion of each of the awards was converted into a number of performance-based stock awards based on the price of the company’s common stock on the date of the award. There are no voting or dividend rights associated with the performance-based stock awards until the end of the performance period and a distribution of shares from the 2005 Plan, if any, is made. Upon adoption of SFAS No. 123R on January 1, 2006, compensation expense for these performance awards, except for the 2004-2006 award, is calculated based on the grant-date fair value that is defined as the closing price of the company’s common shares on the date of grant. The terms of the 2004-2006 award state that payment would be in cash and as such liability accounting was used for this award and compensation expense was calculated using the closing stock price at period end. The company recognized compensation expense of $0.6 million and $4.2 million in 2007 and 2006, respectively, related to these awards. During 2007, the award for the 2004-2006 performance period was paid resulting in the issuance of 178,541 shares as well as a cash distribution.

Nonvested performance-based stock awards at December 31, 2008 and changes during 2008 were as follows:

		Weighted-
		Average
	Share	Grant Date
	Units	Fair Value
Nonvested at January 1, 2008	543,998	$47.76
Granted	116,990	$58.45
Performance decrease	(136,140)	$57.69
Vested	(284,792)	$43.07
Forfeited	(7,895)	$48.18

Nonvested at December 31, 2008	232,161	$53.07

The following table identifies the number of shares expected to be issued based on current performance measures and the stock price on the date of grant for the performance-based stock awards granted:

	Expected	Weighted-
	Number	Average
	of Units	Grant Date
Award	to be Issued	Fair Value
2006-2008	284,792	$43.07
2007-2009	232,161	$53.07
2008-2010	–	$58.45
In prior years, certain international employees received stock-based awards that are similar to stock appreciation rights. The value of these awards is based on Lubrizol common shares and is paid in cash upon employee exercise. A portion of these awards expire through 2014, while the remainder expire upon retirement by the employee. At December 31, 2008, the unexercised portion of these fully vested stock-based awards was accounted for as a liability award. Compensation (credit) expense recognized in the consolidated statements of operations related to these rights for 2008, 2007 and 2006 was $(4.1) million, $0.3 million, $1.7 million, respectively.
Total stock-based compensation expense for options, restricted share units, performance-based stock awards and stock appreciation rights recognized in the consolidated statements of operations for 2008, 2007 and 2006 was $7.6 million, $20.7 million and $16.4 million, respectively. The related tax benefit for 2008, 2007 and 2006 was $2.6 million, $7.2 million and $5.8 million, respectively. At December 31, 2008, there was $7.0 million of total pretax unrecognized compensation cost related to all stock-based awards that were not vested. That cost is expected to be recognized over a weighted-average period of 1.3 years.
The company is using previously purchased treasury shares for all net shares issued for option exercises, performance-based stock awards and restricted share units. The company issued 125,375, 957,217 and 938,950 common shares from treasury upon exercise of employee stock options during 2008, 2007 and 2006, respectively.

Note 17 - RESTRUCTURING AND IMPAIRMENT CHARGES
In 2008, restructuring and impairment charges included $363.0 million related to a goodwill impairment charge associated with the company’s engineered polymers and performance coatings product lines. Refer to Note 6 for further discussion of this impairment charge.
Business improvement initiatives and impairments of long-lived assets primarily within the performance coatings product line of the Lubrizol Advanced Materials segment resulted in restructuring and impairment charges of $25.4 million during 2008. The company completed the disposition of a textile compounding plant and recognized an asset impairment for a textile coatings production line in the first quarter of 2008. In the second quarter of 2008, the company announced additional steps to improve the profitability of its U.S. performance coatings business. Manufacturing of certain products at various locations will cease or be transferred to more efficient production facilities in order to align manufacturing with its end-use markets. In addition, the company restructured the sales, marketing and research and development organizations within the performance coatings product line in the second quarter of 2008. In the fourth quarter of 2008, the company recorded an impairment charge associated with long-lived assets in the performance coatings product line as a result of declining demand in its textile applications. The long-lived asset impairment charges represent the excess of carrying value of the asset groups over their fair value. The fair value of the asset groups was determined by discounting the expected future cash flows attributable to the asset groups over their remaining useful life.
In the third quarter of 2008, the company decided to close a Lubrizol Additives blending, packaging and warehouse facility in Ontario, Canada that resulted in charges of $5.6 million. Operations at the facility are expected to end by June 30, 2009. The company expects to record an additional $5.8 million of restructuring charges related to this facility closure, of which $1.3 million is expected to be recognized in 2009.
Collectively, these business improvement initiatives, long-lived asset impairments and plant closures resulted in impairment charges of $20.0 million, exit costs of $0.4 million and severance and benefits of $10.6 million for the year ended December 31, 2008.
In 2007, the company recorded aggregate restructuring and impairment charges of $1.5 million. These charges primarily related to asset impairment charges in the Lubrizol Advanced Materials segment, partially offset by a $2.0 million gain recorded on the sale of a Lubrizol Additives manufacturing facility located in Bromborough, United Kingdom.
The company completed a corporate identity review in the fourth quarter of 2006. The company made a final determination in January 2007 that the trade name “Noveon” no longer would be used to describe the Lubrizol Advanced Materials segment of the company and that its use would be discontinued except in connection with the consumer specialties product line. The company calculated a pretax charge of $41.2 million ($25.4 million after tax) to reduce the related asset to its estimated fair value. This charge was reflected in the fourth quarter of 2006 as the company believed at that time it would more likely than not discontinue the use of the Noveon trade name, except in the limited context of its Noveon consumer specialties product line.
On January 17, 2005, the company announced its plans to phase out production at its Bromborough, United Kingdom facility by the end of 2006. In September 2006, the company entered into an agreement to sell the Bromborough manufacturing facility. In connection with the sale that closed in January 2007, the company received net cash proceeds of $5.9 million and recorded a pretax gain of $2.8 million. The gain was classified as a reduction to restructuring charges associated with closure of the facility during the first quarter of 2007. Cumulative pretax charges of approximately $12.8 million were incurred through 2006, of which $6.7 million were incurred in 2006, to satisfy severance and retention obligations, plant dismantling, site restoration and other site environmental evaluation costs.
The charges for these cost reduction initiatives and impairments are reported within the line item “Restructuring and impairment charges” in the consolidated statements of operations.

The following tables show the reconciliation of the restructuring liability beginning from January 1, 2006 to December 31, 2008 by major restructuring activity:

		Restructuring
	Liability	and			Liability
	January 1,	Impairment		Non-cash	December 31,
	2008	Charges	Cash Paid	Adjustments	2008

Performance coatings 2008 business improvement initiatives	$–	$19.8	$(4.1)	$(14.8)	$0.9
Lubrizol Advanced Materials plant closures, production line impairments and workforce reductions	0.4	5.6	(0.7)	(5.3)	–
Lubrizol Additives plant closure and workforce reductions	–	5.6	(0.2)	(4.7)	0.7
Bromborough, U.K. plant closure and sale	0.1	–	–	(0.1)	–
Noveon International, Inc. restructuring liabilities assumed	0.5	–	–	–	0.5

	$1.0	$31.0	$(5.0)	$(24.9)	$2.1

For the year ended December 31, 2008, $4.5 million of restructuring and impairment charges associated with the Lubrizol Additives plant closure and workforce reductions have been reflected as a non-cash adjustment within the reconciliation above as the resulting liability has been reclassified to pension obligations at December 31, 2008.

		Restructuring
	Liability	and			Liability
	January 1,	Impairment		Non-cash	December 31,
	2007	Charges	Cash Paid	Adjustments	2007

Bromborough, U.K. plant closure and sale	$1.0	$(0.7)	$(0.1)	$(0.1)	$0.1
Lubrizol Advanced Materials plant closures, production line impairments and workforce reductions	0.7	4.1	(1.0)	(3.4)	0.4
Corporate / other workforce reductions	0.2	0.1	(0.3)	–	–
Noveon International, Inc. restructuring liabilities assumed	0.9	–	(0.4)	–	0.5

	$2.8	$3.5	$(1.8)	$(3.5)	$1.0

		Restructuring
	Liability	and			Liability
	January 1,	Impairment		Non-cash	December 31,
	2006	Charges	Cash Paid	Adjustments	2006

Bromborough, U.K. plant closure and sale	$2.3	$6.7	$(8.2)	$0.2	$1.0
Lubrizol Advanced Materials plant closures, production line impairments and workforce reductions	2.5	4.1	(2.5)	(3.4)	0.7
Corporate / other workforce reductions	0.3	(0.1)	–	–	0.2
Noveon International, Inc. restructuring liabilities assumed	1.3	–	(0.4)	–	0.9

	$6.4	$10.7	$(11.1)	$(3.2)	$2.8

Note 18 - FAIR VALUE MEASUREMENTS
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
The company estimates the fair value of financial instruments using available market information and generally accepted valuation methodologies. The following table shows the company’s financial assets and liabilities accounted for at fair value on a recurring basis at December 31, 2008:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
		in Active Markets	Other	Unobservable
		for Identical Assets	Observable Inputs	Inputs
	December 31,
	2008	Level 1	Level 2	Level 3
Assets:
Money market mutual funds (1)	$59.7	$49.9	$9.8	$–
Interest rate swaps (2)	4.3	–	4.3	–

	$64.0	$49.9	$14.1	$–

Liabilities:
Treasury rate locks (2)	$20.0	$–	$20.0	$–
Forward commodity contracts (3)	7.0	–	7.0	–
Deferred compensation plans (4)	20.8	20.8	–	–

	$47.8	$20.8	$27.0	$–

(1)	The company records the fair value of money market mutual funds within cash and cash equivalents and investments. The fair value of money market mutual funds held in inactive markets is corroborated through quoted prices in active markets for the fund’s underlying holdings, considering nonperformance and liquidity risks.

(2)	The fair value of interest rate swaps and Treasury rate locks are obtained from counterparty quotes, which use discounted cash flows and the then-applicable forward interest rates.

(3)	The fair values of forward commodity contracts are based on counterparty quotes of market forward rates and reflect the present value of the amount that the company would pay or receive for contracts involving the same notional amounts and maturity dates.

(4)	The company allows directors and senior management to defer their fees, salary and incentive compensation into non-qualified deferred compensation plans, which are funded informally through trust-owned life insurance held in a rabbi trust. Deferrals can be made into various cash investment accounts and/or a share unit account. Changes in the value of compensation deferred under these plans are recognized each period based on the fair value of the underlying investments, including the company’s common share price if amounts are held in a share unit account at the end of the reporting period.
The fair value of foreign currency forward contracts at December 31, 2008 was an unrealized loss of less than $0.1 million.
Note 19 - CONTINGENCIES
General
There are pending or threatened claims, lawsuits and administrative proceedings against the company or its subsidiaries, all arising from the ordinary course of business with respect to commercial, product liability and environmental matters, which seek remedies or damages. The company believes that any liability that finally may be determined with respect to commercial and product liability claims should not have a material adverse effect on the company’s consolidated financial position, results of operations or cash flows. From time to time, the company also is involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Environmental matters and liabilities are addressed specifically below. Gain contingencies, if any, are recognized when they are realized.
Environmental
The company’s environmental engineers and consultants review and monitor environmental issues at operating facilities and, where appropriate, the company initiates corrective and/or preventive environmental projects to ensure environmental compliance and safe and lawful activities at its current operations. The company also conducts compliance and management systems audits.
The company and its subsidiaries are generators of both hazardous and non-hazardous wastes, the treatment, storage, transportation and disposal of which are regulated by various laws and governmental regulations. These laws and regulations generally impose liability for costs to investigate and remediate contamination without regard to fault and, under certain circumstances, liability may be joint and several resulting in one party being held responsible for the entire obligation. Liability also may include damages to natural resources. Although the company believes past operations were in substantial compliance with the then-applicable regulations, either the company or the predecessor of LZAM International, the Performance Materials Segment of Goodrich Corporation (Goodrich), has been designated under a country’s laws and/or regulations as a potentially responsible party (PRP) in connection with several sites including both third party sites and/or current operating facilities.
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
The company’s environmental reserves, measured on an undiscounted basis, totaled $12.7 million at December 31, 2008 and $18.7 million at December 31, 2007. Of these amounts, $6.5 million and $5.3 million were included in accrued expenses and other current liabilities at December 31, 2008 and 2007, respectively. Goodrich provided

LZAM International with an indemnity for various environmental liabilities. The company estimates Goodrich’s share of such currently identified liabilities under the indemnity, which extends through February 2011, to be approximately $1.5 million of which $0.5 million of the recovery is included in receivables and $1.0 million is included in other assets. There are specific environmental contingencies for company-owned sites for which third parties such as past owners and/or operators are the named PRPs and also for which the company is indemnified by Goodrich. Goodrich currently is indemnifying LZAM International for several environmental remediation projects. Goodrich’s share of all of these liabilities may increase to the extent such third parties fail to honor their obligations through February 2011.
The company believes that its environmental accruals are adequate based on currently available information. However, it is reasonably possible that $8.1 million in additional costs may be incurred at certain locations beyond the amounts accrued as a result of new information, newly discovered conditions, changes in remediation standards or technologies or a change in the law. Additionally, as the indemnification from Goodrich extends through February 2011, changes in assumptions regarding when costs will be incurred may result in additional expenses to the company. Additional costs in excess of $8.1 million currently cannot be estimated.
Commitments
The company has numerous purchase commitments for materials, supplies and energy in the ordinary course of business. Non-cancelable purchase commitments primarily include raw materials purchased under take-or-pay contracts, drumming, service contracts, utility purchase agreements and toll processing arrangements. Future non-cancelable purchase commitments are $92.4 million in 2009, $57.0 million in 2010, $38.5 million in 2011, $38.5 million in 2012, $5.8 million in 2013 and $1.0 million thereafter. The company also has numerous sales commitments for product supply contracts in the ordinary course of business.
Indemnifications
In connection with the sale of the FIIS business to SPM Group Holdings, LLC, now known as Emerald Performance Materials, LLC (Emerald), in May 2006, the company has provided indemnifications to Emerald with respect to the business sold. These indemnifications have been associated with the price and quantity of raw material purchases, permit costs, costs incurred due to the inability to obtain permits and environmental matters. The indemnifications related to the price of raw material purchases expired on December 31, 2007, with the remaining indemnifications expiring on December 31, 2011. In each of these circumstances, payment by the company is dependent on Emerald filing a claim. In addition, the company’s obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under certain of these agreements due to the conditional nature of the company’s obligations and the unique facts and circumstances involved in each particular agreement. For those indemnification agreements where a payment by the company is probable and estimable, a liability has been recorded at December 31, 2008. The company believes that if it were to incur a loss in any of these matters, such loss would not have a material adverse effect on the company’s business, financial condition or results of operations.

Note 20 - QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth the quarterly results of operations for the years ended December 31, 2008 and 2007:

	2008
	First	Second	Third	Fourth	Full Year
Revenues	$1,227.3	$1,350.2	$1,362.7	$1,087.6	$5,027.8
Gross profit	$292.8	$305.5	$284.5	$238.5	$1,121.3
Restructuring and impairment charges	$4.8	$14.6	$5.7	$368.9	$394.0
Net (loss) income	$73.6	$78.1	$63.2	$(281.0)	$(66.1)

Net (loss) income per common share:
Basic	$1.07	$1.14	$0.93	$(4.16)	$(0.97)
Diluted	$1.06	$1.13	$0.92	$(4.16)	$(0.97)

	2007
	First	Second	Third	Fourth	Full Year
Revenues	$1,076.7	$1,154.6	$1,121.4	$1,146.3	$4,499.0
Gross profit	$278.5	$295.8	$275.4	$271.2	$1,120.9
Restructuring and impairment charges (credits)	$(2.4)	$0.9	$2.1	$0.9	$1.5
Net income	$71.3	$81.0	$71.4	$59.7	$283.4

Net income per common share:
Basic	$1.03	$1.17	$1.03	$0.87	$4.10
Diluted	$1.02	$1.15	$1.02	$0.86	$4.05

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
At the end of the period covered by this annual report (December 31, 2008), we carried out an evaluation under the supervision and with the participation of the company’s management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(3) of the Securities Exchange Act of 1934 (Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the end of such period, our disclosure controls and procedures were effective and designed to ensure that all material information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting identified in the evaluation described in the preceding paragraph that occurred during the fourth quarter of 2008 that have affected materially, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of The Lubrizol Corporation and its subsidiaries (the company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Lubrizol Corporation’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The Lubrizol Corporation’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2008, the company’s internal control over financial reporting is effective based on those criteria.
The effectiveness of the company’s internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which expressed an unqualified opinion as stated in their report, a copy of which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
The Lubrizol Corporation
We have audited the internal control over financial reporting of The Lubrizol Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
February 27, 2009

ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and information regarding the identity of members of, and financial experts on, the company’s Audit Committee contained under the heading “Board/Committee Matters - Audit Committee” of our proxy statement for the 2009 Annual Meeting of Shareholders are incorporated herein by reference. Information relative to executive officers is contained under “Executive Officers of the Registrant” in Part I of this annual report on Form 10-K.
We have a code of ethics, entitled the Ethical and Legal Conduct Guidelines, that applies to our directors and all employees, including our chief executive officer, chief financial officer and controller. The Ethical and Legal Conduct Guidelines are posted at the company overview area of our website, www.lubrizol.com.
ITEM 11. EXECUTIVE COMPENSATION
The information relating to executive compensation contained under the headings “Director Compensation,” “Executive Compensation,” “Board/Committee Matters - Organization and Compensation Committee - Compensation Committee Interlocks and Insider Participation” and “Board/Committee Matters - Compensation Committee Report” in our proxy statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information relating to security ownership set forth under the heading “Share Ownership of Directors, Executive Officers and Large Beneficial Owners” in our proxy statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.
The following table gives information about our common shares that may be issued under the company’s equity compensation plans as of December 31, 2008:

	(a)	(b)	(c)
			Number of Securities Remaining
			Available
	Number of Securities to be	Weighted-Average Exercise	for Future Issuance under Equity
	Issued upon Exercise of	Price of Outstanding	Compensation Plans (excluding
	Outstanding Options,	Options,	Securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in Column (a))

Equity compensation plans approved by security holders	3,115,989 (1)	$37.45	1,955,040 (2)
Equity compensation plans not approved by security holders	473,909 (3)	N/A	(3)

Total	3,589,898	$37.45	1,955,040 (2)

(1)	This number includes 383,986 performance share awards at the target level granted under Lubrizol’s long-term incentive plans. Depending on the level of achievement of performance goals, the performance shares may instead be paid at zero shares, at 767,972 shares at the maximum level, or at 131,596 shares at the threshold level. This number also includes 11,091 restricted stock units. Because there is no exercise price associated with performance shares or restricted stock units, such shares and units are not included in the weighted average price calculation.

(2)	The shares shown are with respect to the 2005 Stock Incentive Plan. There are no voting or dividend rights associated with these common shares until they are issued.

(3)	Under the Executive Council Deferred Compensation Plan, certain executive officers may defer any amount of their variable pay under the annual incentive pay plan. Deferred amounts are converted into share units based on the current market price of Lubrizol’s common shares. There is a 25% company match. Additional share units are credited for quarterly dividends paid on Lubrizol common shares. At the end of the deferral period, which is at least three years, common shares are issued equal to the number of share units in the participant’s account. Amounts attributable to the company match credited after January 1, 2004 will be paid in cash. As of December 31, 2008, there were 129,755 share units outstanding that are payable in shares.

Prior to January 1, 2004, under the Deferred Stock Compensation Plan for Outside Directors, each director who was not a Lubrizol employee received 500 share units on each October 1st and was credited with additional share units for quarterly dividends paid on Lubrizol common shares. When a person is no longer a director, Lubrizol common shares are issued equal to the number of share units in the person’s account. As of

December 31, 2008, there were 27,400 share units outstanding that are payable in shares. No additional share units other than those credited for quarterly dividends have been or will be granted after January 1, 2004.

Under the Deferred Compensation Plan for Directors, each director who is not a Lubrizol employee may defer all or any portion of his or her yearly fee and meeting attendance fees and have these amounts credited to various cash investment accounts and/or a share unit account. The number of share units credited to the share unit account is based on the price of Lubrizol common shares on the day the share units are credited to the account and includes share units credited for quarterly dividends paid on Lubrizol common shares. When a person is no longer a director, Lubrizol shares are issued equal to the number of share units in the person’s share unit account. As of December 31, 2008, there were 73,949 share units outstanding, 33,529 of which must be paid in Lubrizol shares and the remainder of which may be invested in the various cash investment accounts at the discretion of the director, and paid in cash.

Under the Senior Management Deferred Compensation Plan, each executive officer may defer all or any portion of his or her total annual pay and have these amounts credited to various cash investment accounts and/or a share unit account. The number of share units credited to the share unit account is based on the price of Lubrizol common shares on the day the share units are credited to the account and includes share units credited for quarterly dividends paid on Lubrizol common shares. Upon the distribution date, Lubrizol common shares are issued equal to the number of share units in the person’s share unit account. As of December 31, 2008, there were 280,782 share units outstanding.

Under the Supplemental Retirement Plan for Donald W. Bogus, 500 share units are credited each anniversary date of the officer’s employment to an officer’s account and includes share units credited for quarterly dividends paid on Lubrizol common shares. Upon retirement, Mr. Bogus may elect to receive cash or Lubrizol shares equal to the number of share units in the account. As of December 31, 2008, there were 2,443 share units outstanding that could be paid in shares. For units credited after January 1, 2004, the payment will be made in cash only.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information relating to certain relationships, related transactions and director independence contained under the headings “Director Independence” and “Related Person Transactions” in our proxy statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information included under the heading entitled “Proposal Two - Appointment of Independent Registered Accountant - Independent Registered Public Accountant Fees” in our proxy statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
(a)(1)	The following consolidated financial statements of The Lubrizol Corporation are included in Item 8:

Consolidated Statements of Operations - Years ended December 31, 2008, 2007 and 2006

Consolidated Balance Sheets - December 31, 2008 and 2007

Consolidated Statements of Cash Flows - Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(a)(2)	Schedule II is included below. All other schedules have been omitted because they are not applicable.
SCHEDULE II - Valuation and Qualifying Accounts
For the years ended December 31, 2008, 2007 and 2006
(in millions of dollars)

		Charged	Charged
	Balance at	/(Credited)	/(Credited) to		Balance
	Beginning	to	Other		at End of
Description	of Year	Expenses	Accounts	Deductions	Year
Year ended December 31, 2008
Allowance for uncollectible accounts	$6.3	$2.1	–	$1.7	$6.7
Inventory reserves	$15.0	$8.4	$2.5	$1.2	$24.7
Deferred tax asset valuation allowance	$18.7	$(6.7)	$(1.6)	–	$10.4
Year ended December 31, 2007
Allowance for uncollectible accounts	$7.5	$1.1	–	$2.3	$6.3
Inventory reserves	$16.1	$12.9	–	$14.0	$15.0
Deferred tax asset valuation allowance	$17.8	$1.5	$(0.6)	–	$18.7
Year ended December 31, 2006
Allowance for uncollectible accounts	$10.1	$0.8	$(1.2)	$2.2	$7.5
Inventory reserves	$18.2	$9.1	$1.2	$12.4	$16.1
Deferred tax asset valuation allowance	$18.1	$(0.1)	$(0.2)	–	$17.8
(a)(3)	Exhibits

Exhibit
Number	Description

3.1	Amended Articles of Incorporation of The Lubrizol Corporation, as adopted September 23, 1991 (incorporated by reference to Exhibit 3.1 to the company’s annual report on Form 10-K for the year ended December 31, 2004).

3.2	Regulations of The Lubrizol Corporation, as amended effective April 27, 1992 (incorporated by reference to Exhibit 3.2 to the company’s annual report on Form 10-K for the year ended December 31, 2004).

Exhibit
Number	Description

4.1	Amendment to Article Fourth of Amended Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the company’s annual report on Form 10-K for the year ended December 31, 2004).

4.2	Indenture, dated as of January 27, 2009, by and between The Lubrizol Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the company’s current report on Form 8-K filed with the SEC on January 27, 2009).

4.3	First Supplemental Indenture to the Indenture dated as of January 27, 2009, by and between The Lubrizol Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the company’s current report on Form 8-K filed with the SEC on January 27, 2009).

4.4	Form of $500,000,000 8.875% Notes due 2019 (incorporated by reference to Exhibit 4.3 to the company’s current report on Form 8-K filed with the SEC on January 27, 2009).

4.5	Amended and Restated Indenture dated September 28, 2004 (originally dated June 1, 1995) by and among The Lubrizol Corporation, all of The Lubrizol Corporation’s wholly owned direct and indirect domestic subsidiaries, as guarantors, and J.P. Morgan Trust Company, National Association, as successor trustee (incorporated by reference to Exhibit 99.1 to the company’s current report on Form 8-K filed with the SEC on September 29, 2004).

4.6	Form of $100,000,000 7.25% Notes due 2025 (incorporated by reference to Exhibit (4)(b) to the company’s registration statement on Form S-3 (SEC File No. 33-68246) filed with the SEC on September 1, 1993).

4.7	Form of Indenture for Debt Securities of The Lubrizol Corporation (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the company’s registration statement on Form S-3 filed with the SEC on August 24, 2004).

4.8	Form of $400,000,000 4.625% Notes due 2009 (incorporated by reference to Exhibit 99.3 to the company’s current report on Form 8-K filed with the SEC on September 24, 2004).

4.9	Form of $450,000,000 5.5% Notes due 2014 (incorporated by reference to Exhibit 99.4 to the company’s current report on Form 8-K filed with the SEC on September 24, 2004).

4.10	Form of $300,000,000 6.5% Debentures due 2034 (incorporated by reference to Exhibit 99.5 to the company’s current report on Form 8-K filed with the SEC on September 24, 2004).

10.1*	The Lubrizol Corporation 1991 Stock Incentive Plan, as amended (incorporated by reference to Exhibit (10)(h) to the company’s current report on Form 8-K filed with the SEC on November 18, 2004).

10.2*	The Lubrizol Corporation 2005 Stock Incentive Plan, amended and restated as of December 15, 2008.

10.3*	Form of Nonstatutory Stock Option Award Agreement under The Lubrizol Corporation 2005 Stock Incentive Plan (included in Exhibit 10.2 filed herewith).

10.4*	Form of Performance Share Award under The Lubrizol Corporation 2005 Stock Incentive Plan (included in Exhibit 10.2 filed herewith).

Exhibit
Number	Description

10.5*	Form of Outside Director Restricted Stock Unit Award under The Lubrizol Corporation 2005 Stock Incentive Plan (included in Exhibit 10.2 filed herewith).

10.6*	The Lubrizol Corporation Amended Deferred Compensation Plan for Directors (incorporated by reference to Exhibit (10)(b) to the company’s current report on Form 8-K filed with the SEC on November 18, 2004).

10.7*	The Lubrizol Corporation Deferred Stock Compensation Plan for Outside Directors, as amended (incorporated by reference to Exhibit (10)(i) to the company’s annual report on Form 10-K for the year ended December 31, 2003).

10.8*	The Lubrizol Corporation Deferred Compensation Plan for Officers, as amended (incorporated by reference to Exhibit (10)(k) to the company’s current report on Form 8-K filed with the SEC on November 18, 2004).

10.9*	The Lubrizol Corporation Executive Council Deferred Compensation Plan, as amended (incorporated by reference to
Exhibit (10)(l) to the company’s current report on Form 8-K filed with the SEC on November 18, 2004).

10.10*	The Lubrizol Corporation 2005 Deferred Compensation Plan for Directors, as amended (incorporated by reference to Exhibit 10.3 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008).

10.11*	The Lubrizol Corporation Senior Management Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008).

10.12*	The Lubrizol Corporation 2005 Executive Council Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the year ended September 30, 2008).

10.13*	The Lubrizol Corporation Excess Defined Benefit Plan, as amended (incorporated by reference to Exhibit (10)(d) to the company’s current report on Form 8-K filed with the SEC on December 15, 2004).

10.14*	The Lubrizol Corporation Excess Defined Contribution Plan, as amended (incorporated by reference to Exhibit (10)(e) to the company’s current report on Form 8-K filed with the SEC on December 15, 2004).

10.15*	The Lubrizol Corporation Officers’ Supplemental Retirement Plan, as amended (incorporated by reference to Exhibit (10)(j) to the company’s current report on Form 8-K filed with the SEC on December 15, 2004).

10.16*	The Lubrizol Corporation 2005 Excess Defined Benefit Plan, amended and restated as of December 31, 2008.

10.17*	The Lubrizol Corporation 2005 Excess Defined Contribution Plan, amended and restated as of December 31, 2008.

10.18*	The Lubrizol Corporation 2005 Officers’ Supplemental Retirement Plan, amended and restated as of December 31, 2008.

Exhibit
Number	Description

10.19*	Supplemental Retirement Plan for Donald W. Bogus, amended and restated as of December 31, 2008.

10.20*	The Lubrizol Corporation Executive Death Benefit Plan, as amended (incorporated by reference to Exhibit 10.17 to the company’s annual report on Form 10-K for the year ended December 31, 2007).

10.21*	Form of Employment Agreement between The Lubrizol Corporation and certain of its senior executive officers, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.18 to the company’s annual report on Form 10-K for the year ended December 31, 2007).

10.22*	Employment Agreement between The Lubrizol Corporation and Charles P. Cooley, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.19 to the company’s annual report on Form 10-K for the year ended December 31, 2007).

10.23*	Employment Agreement between The Lubrizol Corporation and Stephen F. Kirk, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.20 to the company’s annual report on Form 10-K for the year ended December 31, 2007).

10.24*	Employment Agreement between The Lubrizol Corporation and Donald W. Bogus, amended and restated as of December 31, 2008.

10.25*	The Lubrizol Corporation Annual Incentive Pay Plan, amended and restated as of November 11, 2008.

10.26*	The Lubrizol Corporation Annual Incentive Pay Plan Award Letter, as amended (incorporated by reference to Exhibit 10.2 to the company’s current report on Form 8-K filed with the SEC on December 13, 2005).

10.27*	The Lubrizol Corporation Financial Planning Program, as amended (incorporated by reference to Exhibit 10.24 to the company’s annual report on Form 10-K for the year ended December 31, 2007).

10.28*	Form of Indemnification Agreement between The Lubrizol Corporation and certain of its senior executive officers and directors (incorporated by reference to Exhibit 10.26 to the company’s annual report on Form 10-K for the period ended December 31, 2006).

10.29*	General Release between The Lubrizol Corporation and Donald W. Bogus (incorporated by reference to Exhibit 99.1 to the company’s current report on Form 8-K/A filed with the SEC on February 17, 2009).

10.30	Credit Agreement dated as of February 2, 2009 among The Lubrizol Corporation, the Initial Lenders named therein, KeyBanc Capital Markets, as joint lead arranger and sole bookrunner, PNC Capital Markets LLC, as joint lead arranger, PNC Bank, National Association, as syndication agent, and KeyBank National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the company’s current report on Form 8-K filed with the SEC on February 5, 2009).

Exhibit
Number	Description

10.31	Credit Agreement dated as of August 24, 2004 among The Lubrizol Corporation, the Initial Lenders named therein, Citigroup Global Markets Inc. and KeyBanc Capital Markets, as co-lead arrangers and co-bookrunners, KeyBank National Association and ABN Amro Bank N.V., as co-syndication agents, Wachovia Bank, National Association, as documentation agent, and Citicorp North America, Inc., as agent (incorporated by reference to Exhibit 10.1 to the company’s current report on Form 8-K filed with the SEC on August 30, 2004).

10.32	Amended and Restated Credit Agreement dated as of March 29, 2005 among The Lubrizol Corporation, the Initial Lenders named therein, Citicorp North America, Inc., as administrative agent, and Citigroup Global Markets, Inc., as arranger and syndication agent (incorporated by reference to Exhibit 10.5 to the company’s quarterly report on Form 10-Q for the period ended March 31, 2005).

10.33	Amendment No. 2 to the Credit Agreement among The Lubrizol Corporation, the banks, financial institutions and other institutional lenders who are parties to the Credit Agreement dated as of August 24, 2004, amended and restated as of
March 29, 2005, and as further amended as of August 23, 2005, and Citicorp North America, Inc. as agent (incorporated by reference to Exhibit 10.1 to the company’s current report on Form 8-K filed with the SEC on September 22, 2006).

10.34	Five Year Credit Agreement dated as of September 14, 2005 among Europe Chemical Holdings C.V., Noveon Holdings France S.A.S. and Noveon Europe BVBA, The Lubrizol Corporation, the Initial Lenders named therein, ABN AMRO Bank N.V. as administrative agent, and ABN AMRO Bank N.V., Calyon, Citigroup Global Markets Inc., and Fortis Capital Corp., as mandated lead arrangers and bookrunners (incorporated by reference to Exhibit 10.1 to the company’s current report on Form 8-K filed with the SEC on September 16, 2005).

10.35	Letter Amendment dated as of September 20, 2006 among Lubrizol Holdings France S.A.S. (formerly known as Noveon Holdings France S.A.S.) and Noveon Europe BVBA (collectively, the “Borrowers”), The Lubrizol Corporation, the Lenders named therein, ABN AMRO Bank N.V. as agent, to the Five Year Credit Agreement dated as of September 14, 2005 among the Borrowers, The Lubrizol Corporation, the Initial Lenders named therein, ABN AMRO Bank N.V., Calyon, Citigroup Global Markets Inc. and Fortis Capital Corp. (incorporated by reference to Exhibit 10.2 to the company’s current report on Form 8-K filed with the SEC on September 22, 2006).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Significant Subsidiaries of The Lubrizol Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on February 27, 2009, on its behalf by the undersigned, thereunto duly authorized.

THE LUBRIZOL CORPORATION
BY	/s/ James L. Hambrick
James L. Hambrick, Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 23, 2009, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ James L. Hambrick James L. Hambrick	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles P. Cooley Charles P. Cooley	Sr. Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

/s/ W. Scott Emerick. W. Scott Emerick	Corporate Controller (Chief Accounting Officer)

/s/ Robert E. Abernathy Robert E. Abernathy	Director

/s/ Jerald A. Blumberg Jerald A. Blumberg	Director

/s/ Forest J. Farmer, Sr. Forest J. Farmer, Sr.	Director

/s/ Gordon D. Harnett Gordon D. Harnett	Director

/s/ William P. Madar William P. Madar	Director

/s/ Dominic J. Pileggi Dominic J. Pileggi	Director

/s/ James E. Sweetnam James E. Sweetnam	Director

/s/ Harriett Tee Taggart Harriett Tee Taggart	Director

/s/Phillip C. Widman Phillip C. Widman	Director

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended Articles of Incorporation of The Lubrizol Corporation, as adopted September 23, 1991 (incorporated by reference to Exhibit 3.1 to the company’s annual report on Form 10-K for the year ended December 31, 2004).

3.2	Regulations of The Lubrizol Corporation, as amended effective April 27, 1992 (incorporated by reference to Exhibit 3.2 to the company’s annual report on Form 10-K for the year ended December 31, 2004).

4.1	Amendment to Article Fourth of Amended Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the company’s annual report on Form 10-K for the year ended December 31, 2004).

4.2	Indenture, dated as of January 27, 2009, by and between The Lubrizol Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the company’s current report on Form 8-K filed with the SEC on January 27, 2009).

4.3	First Supplemental Indenture to the Indenture dated as of January 27, 2009, by and between The Lubrizol Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the company’s current report on Form 8-K filed with the SEC on January 27, 2009).

4.4	Form of $500,000,000 8.875% Notes due 2019 (incorporated by reference to Exhibit 4.3 to the company’s current report on Form 8-K filed with the SEC on January 27, 2009).

4.5	Amended and Restated Indenture dated September 28, 2004 (originally dated June 1, 1995) by and among The Lubrizol Corporation, all of The Lubrizol Corporation’s wholly owned direct and indirect domestic subsidiaries, as guarantors, and J.P. Morgan Trust Company, National Association, as successor trustee (incorporated by reference to Exhibit 99.1 to the company’s current report on Form 8-K filed with the SEC on September 29, 2004).

4.6	Form of $100,000,000 7.25% Notes due 2025 (incorporated by reference to Exhibit (4)(b) to the company’s registration statement on Form S-3 (SEC File No. 33-68246) filed with the SEC on September 1, 1993).

4.7	Form of Indenture for Debt Securities of The Lubrizol Corporation (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the company’s registration statement on Form S-3 filed with the SEC on August 24, 2004).

4.8	Form of $400,000,000 4.625% Notes due 2009 (incorporated by reference to Exhibit 99.3 to the company’s current report on Form 8-K filed with the SEC on September 24, 2004).

4.9	Form of $450,000,000 5.5% Notes due 2014 (incorporated by reference to Exhibit 99.4 to the company’s current report on Form 8-K filed with the SEC on September 24, 2004).

4.10	Form of $300,000,000 6.5% Debentures due 2034 (incorporated by reference to Exhibit 99.5 to the company’s current report on Form 8-K filed with the SEC on September 24, 2004).

10.1*	The Lubrizol Corporation 1991 Stock Incentive Plan, as amended (incorporated by reference to Exhibit (10)(h) to the company’s current report on Form 8-K filed with the SEC on November 18, 2004).

10.2*	The Lubrizol Corporation 2005 Stock Incentive Plan, amended and restated as of December 15, 2008.

Exhibit
Number	Description

10.3*	Form of Nonstatutory Stock Option Award Agreement under The Lubrizol Corporation 2005 Stock Incentive Plan (included in Exhibit 10.2 filed herewith).

10.4*	Form of Performance Share Award under The Lubrizol Corporation 2005 Stock Incentive Plan (included in Exhibit 10.2 filed herewith).

10.5*	Form of Outside Director Restricted Stock Unit Award under The Lubrizol Corporation 2005 Stock Incentive Plan (included in Exhibit 10.2 filed herewith).

10.6*	The Lubrizol Corporation Amended Deferred Compensation Plan for Directors (incorporated by reference to Exhibit (10)(b) to the company’s current report on Form 8-K filed with the SEC on November 18, 2004).

10.7*	The Lubrizol Corporation Deferred Stock Compensation Plan for Outside Directors, as amended (incorporated by reference to Exhibit (10)(i) to the company’s annual report on Form 10-K for the year ended December 31, 2003).

10.8*	The Lubrizol Corporation Deferred Compensation Plan for Officers, as amended (incorporated by reference to Exhibit (10)(k) to the company’s current report on Form 8-K filed with the SEC on November 18, 2004).

10.9*	The Lubrizol Corporation Executive Council Deferred Compensation Plan, as amended (incorporated by reference to Exhibit (10)(l) to the company’s current report on Form 8-K filed with the SEC on November 18, 2004).

10.10*	The Lubrizol Corporation 2005 Deferred Compensation Plan for Directors, as amended (incorporated by reference to Exhibit 10.3 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008).

10.11*	The Lubrizol Corporation Senior Management Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008).

10.12*	The Lubrizol Corporation 2005 Executive Council Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the year ended September 30, 2008).

10.13*	The Lubrizol Corporation Excess Defined Benefit Plan, as amended (incorporated by reference to Exhibit (10)(d) to the company’s current report on Form 8-K filed with the SEC on December 15, 2004).

10.14*	The Lubrizol Corporation Excess Defined Contribution Plan, as amended (incorporated by reference to Exhibit (10)(e) to the company’s current report on Form 8-K filed with the SEC on December 15, 2004).

10.15*	The Lubrizol Corporation Officers’ Supplemental Retirement Plan, as amended (incorporated by reference to Exhibit (10)(j) to the company’s current report on Form 8-K filed with the SEC on December 15, 2004).

10.16*	The Lubrizol Corporation 2005 Excess Defined Benefit Plan, amended and restated as of December 31, 2008.

10.17*	The Lubrizol Corporation 2005 Excess Defined Contribution Plan, amended and restated as of December 31, 2008.

Exhibit
Number	Description

10.18*	The Lubrizol Corporation 2005 Officers’ Supplemental Retirement Plan, amended and restated as of December 31, 2008.

10.19*	Supplemental Retirement Plan for Donald W. Bogus, amended and restated as of December 31, 2008.

10.20*	The Lubrizol Corporation Executive Death Benefit Plan, as amended (incorporated by reference to Exhibit 10.17 to the company’s annual report on Form 10-K for the year ended December 31, 2007).

10.21*	Form of Employment Agreement between The Lubrizol Corporation and certain of its senior executive officers, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.18 to the company’s annual report on Form 10-K for the year ended December 31, 2007).

10.22*	Employment Agreement between The Lubrizol Corporation and Charles P. Cooley, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.19 to the company’s annual report on Form 10-K for the year ended December 31, 2007).

10.23*	Employment Agreement between The Lubrizol Corporation and Stephen F. Kirk, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.20 to the company’s annual report on Form 10-K for the year ended December 31, 2007).

10.24*	Employment Agreement between The Lubrizol Corporation and Donald W. Bogus, amended and restated as of December 31, 2008.

10.25*	The Lubrizol Corporation Annual Incentive Pay Plan, amended and restated as of November 11, 2008.

10.26*	The Lubrizol Corporation Annual Incentive Pay Plan Award Letter, as amended (incorporated by reference to Exhibit 10.2 to the company’s current report on Form 8-K filed with the SEC on December 13, 2005).

10.27*	The Lubrizol Corporation Financial Planning Program, as amended (incorporated by reference to Exhibit 10.24 to the company’s annual report on Form 10-K for the year ended December 31, 2007).

10.28*	Form of Indemnification Agreement between The Lubrizol Corporation and certain of its senior executive officers and directors (incorporated by reference to Exhibit 10.26 to the company’s annual report on Form 10-K for the period ended December 31, 2006).

10.29*	General Release between The Lubrizol Corporation and Donald W. Bogus (incorporated by reference to Exhibit 99.1 to the company’s current report on Form 8-K/A filed with the SEC on February 17, 2009).

10.30	Credit Agreement dated as of February 2, 2009 among The Lubrizol Corporation, the Initial Lenders named therein, KeyBanc Capital Markets, as joint lead arranger and sole bookrunner, PNC Capital Markets LLC, as joint lead arranger, PNC Bank, National Association, as syndication agent, and KeyBank National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the company’s current report on Form 8-K filed with the SEC on February 5, 2009).

Exhibit
Number	Description

10.31	Credit Agreement dated as of August 24, 2004 among The Lubrizol Corporation, the Initial Lenders named therein, Citigroup Global Markets Inc. and KeyBanc Capital Markets, as co-lead arrangers and co-bookrunners, KeyBank National Association and ABN Amro Bank N.V., as co-syndication agents, Wachovia Bank, National Association, as documentation agent, and Citicorp North America, Inc., as agent (incorporated by reference to Exhibit 10.1 to the company’s current report on Form 8-K filed with the SEC on August 30, 2004).

10.32	Amended and Restated Credit Agreement dated as of March 29, 2005 among The Lubrizol Corporation, the Initial Lenders named therein, Citicorp North America, Inc., as administrative agent, and Citigroup Global Markets, Inc., as arranger and syndication agent (incorporated by reference to Exhibit 10.5 to the company’s quarterly report on Form 10-Q for the period ended March 31, 2005).

10.33	Amendment No. 2 to the Credit Agreement among The Lubrizol Corporation, the banks, financial institutions and other institutional lenders who are parties to the Credit Agreement dated as of August 24, 2004, amended and restated as of March 29, 2005, and as further amended as of August 23, 2005, and Citicorp North America, Inc. as agent (incorporated by reference to Exhibit 10.1 to the company’s current report on Form 8-K filed with the SEC on September 22, 2006).

10.34	Five Year Credit Agreement dated as of September 14, 2005 among Europe Chemical Holdings C.V., Noveon Holdings France S.A.S. and Noveon Europe BVBA, The Lubrizol Corporation, the Initial Lenders named therein, ABN AMRO Bank N.V. as administrative agent, and ABN AMRO Bank N.V., Calyon, Citigroup Global Markets Inc., and Fortis Capital Corp., as mandated lead arrangers and bookrunners (incorporated by reference to Exhibit 10.1 to the company’s current report on Form 8-K filed with the SEC on September 16, 2005).

10.35	Letter Amendment dated as of September 20, 2006 among Lubrizol Holdings France S.A.S. (formerly known as Noveon Holdings France S.A.S.) and Noveon Europe BVBA (collectively, the “Borrowers”), The Lubrizol Corporation, the Lenders named therein, ABN AMRO Bank N.V. as agent, to the Five Year Credit Agreement dated as of September 14, 2005 among the Borrowers, The Lubrizol Corporation, the Initial Lenders named therein, ABN AMRO Bank N.V., Calyon, Citigroup Global Markets Inc. and Fortis Capital Corp. (incorporated by reference to Exhibit 10.2 to the company’s current report on Form 8-K filed with the SEC on September 22, 2006).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Significant Subsidiaries of The Lubrizol Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.