Form 10-Q
period 2009-03-31
LUBRIZOL CORP
filed 2009-05-08
CIK 60751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of the registrant’s common shares, without par value, outstanding as of April 30, 2009: 67,440,904.

THE LUBRIZOL CORPORATION
Quarterly Report on Form 10-Q
Three Months Ended March 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE LUBRIZOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(In Millions of Dollars Except Per Share Data)	2009	2008
Revenues	$1,012.4	$1,227.3
Cost of sales	738.5	934.5

Gross profit	273.9	292.8

Selling and administrative expenses	93.8	108.6
Research, testing and development expenses	49.0	54.1
Amortization of intangible assets	6.3	7.0
Restructuring and impairment charges	11.4	4.8
Other income-net	(5.2)	(4.9)
Interest income	(2.7)	(4.2)
Interest expense	29.4	17.9

Income before income taxes	91.9	109.5
Provision for income taxes	26.7	33.5

Net income	65.2	76.0
Net income attributable to noncontrolling interests	1.0	2.4

Net income attributable to The Lubrizol Corporation	$64.2	$73.6

Net income per share attributable to The Lubrizol Corporation, basic	$0.95	$1.07

Net income per share attributable to The Lubrizol Corporation, diluted	$0.95	$1.06

Dividends paid per share	$0.31	$0.30

Amounts shown are unaudited.

The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In Millions of Dollars Except Share Data)	2009	2008
ASSETS
Cash and cash equivalents	$623.7	$186.2
Investments	3.7	9.8
Receivables	600.8	608.5
Inventories	642.5	814.6
Other current assets	92.5	80.8

Total current assets	1,963.2	1,699.9

Property and equipment – at cost	2,860.0	2,878.0
Less accumulated depreciation	1,671.8	1,680.4

Property and equipment – net	1,188.2	1,197.6

Goodwill	773.2	782.1
Intangible assets – net	347.9	361.0
Investments in non-consolidated companies	9.0	7.3
Other assets	107.6	102.6

TOTAL	$4,389.1	$4,150.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$212.8	$391.2
Accounts payable	209.8	350.4
Accrued expenses and other current liabilities	273.1	279.7

Total current liabilities	695.7	1,021.3

Long-term debt	1,491.0	954.6
Pension obligations	335.8	340.1
Other postretirement benefit obligations	84.0	83.1
Noncurrent liabilities	124.9	129.1
Deferred income taxes	36.4	37.7

Total liabilities	2,767.8	2,565.9

Contingencies and commitments

Preferred stock without par value – unissued	–	–
Common shares without par value:
Authorized – 120,000,000 shares
Outstanding – 67,396,719 shares at March 31, 2009 after deducting 18,799,175 treasury shares; 67,257,963 shares at December 31, 2008 after deducting 18,937,931 treasury shares	765.4	764.7
Retained earnings	970.5	906.3
Accumulated other comprehensive loss	(175.6)	(147.3)

Total of The Lubrizol Corporation shareholders’ equity	1,560.3	1,523.7

Noncontrolling interests	61.0	60.9

Total shareholders’ equity	1,621.3	1,584.6

TOTAL	$4,389.1	$4,150.5

Amounts shown are unaudited.

The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(In Millions of Dollars)	2009	2008
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income	$65.2	$76.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	41.3	41.4
Deferred income taxes	(9.3)	0.1
Deferred compensation	2.5	2.5
Restructuring and impairment charges	–	4.0
Loss (gain) from investments and sales of property and equipment	0.1	(0.1)
Change in current assets and liabilities, net of acquisitions:
Receivables	1.3	(66.9)
Inventories	156.3	(38.0)
Accounts payable, accrued expenses and other current liabilities	(93.4)	26.8
Other current assets	(2.3)	(8.0)

	61.9	(86.1)
Other items-net	3.9	5.3

Total operating activities	165.6	43.1

INVESTING ACTIVITIES
Capital expenditures	(44.3)	(51.5)
Acquisitions	(2.6)	0.9
Proceeds from investments	3.3	–
Net proceeds from sales of property and equipment	–	0.3
Other items-net	–	(0.1)

Total investing activities	(43.6)	(50.4)

FINANCING ACTIVITIES
Changes in short-term debt-net	(0.2)	0.2
Repayments of long-term debt	(285.7)	–
Proceeds from the issuance of long-term debt	646.3	–
Payment of Treasury rate lock upon settlement	(16.7)	–
Payment of debt issuance costs	(4.8)	–
Dividends paid	(20.8)	(20.5)
Common shares purchased	–	(25.0)
Proceeds from the exercise of stock options	0.8	2.1
Excess tax benefit from the exercise of stock options and awards	0.1	1.7

Total financing activities	319.0	(41.5)

Effect of exchange rate changes on cash	(3.5)	5.7

Net increase (decrease) in cash and cash equivalents	437.5	(43.1)

Cash and cash equivalents at the beginning of period	186.2	502.3

Cash and cash equivalents at the end of period	$623.7	$459.2

Amounts shown are unaudited.

The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2009 and 2008
(In Millions, Except Share and Per Share Data)
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for a complete set of financial statements.
2. Significant Accounting Policies
Net Income per Share Attributable to The Lubrizol Corporation
Net income per share attributable to The Lubrizol Corporation is computed by dividing net income attributable to The Lubrizol Corporation by the weighted-average common shares of The Lubrizol Corporation outstanding during the period, including contingently issuable shares. Net income per diluted share attributable to The Lubrizol Corporation includes the dilutive impact resulting from outstanding stock options and awards. Per share amounts are computed as follows:

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Net income attributable to The Lubrizol Corporation	$64.2	$73.6

Denominator (in millions of shares):
Weighted-average common shares outstanding	67.7	68.6
Dilutive effect of stock options and awards	0.3	0.7

Denominator for net income per share, diluted	68.0	69.3

Net income per share attributable to The Lubrizol Corporation, basic	$0.95	$1.07

Net income per share attributable to The Lubrizol Corporation, diluted	$0.95	$1.06

Options to purchase 1.9 million shares were excluded from the diluted earnings per share calculations because they were antidilutive for the three months ended March 31, 2009. There were an insignificant number of options excluded from the diluted earnings per share calculations because they were antidilutive for the three months ended March 31, 2008.
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

New Accounting Standards
In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 increases the frequency of fair value disclosures for financial instruments that are not currently reflected on a company’s balance sheet at fair value. FSP FAS 107-1 and APB 28-1 requires disclosure of the fair values of assets and liabilities not measured on the balance sheet at fair value on a quarterly basis, in addition to qualitative and quantitative information about fair value estimates for those financial instruments. This FSP is effective for interim and annual periods ending after June 15, 2009, with early application permitted. As FSP FAS 107-1 and APB 28-1 only requires enhanced disclosures, the company does not expect that the adoption of this standard will have a material effect on its financial statements.
In December 2008, the FASB issued FSP FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132R-1 amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132R-1 requires additional disclosure surrounding the benefit plan investment allocation decision-making process, the fair value of each major category of plan assets, the valuation techniques used to measure the fair value of plan assets and any significant concentrations of risk within plan assets. This FSP is effective for annual periods ending after December 15, 2009, with early application permitted. As FSP FAS 132R-1 only requires enhanced disclosures, the company does not expect that the adoption of this standard will have a material effect on its financial statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” This statement amends the disclosure requirements for derivative instruments and hedging activities in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The company adopted this standard on January 1, 2009. Refer to Note 7 for further discussion.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements - an amendment of ARB No. 51.” This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement requires consolidated net income attributable to both the parent and the noncontrolling interest to be reported and disclosed in the consolidated financial statements. This statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. The company adopted this standard on January 1, 2009 and retrospectively applied the presentation and disclosure requirements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141R requires that costs incurred to effect the acquisition be recognized separately from the acquisition as period costs. SFAS No. 141R also requires the recognition of restructuring costs that the acquirer expects to incur, but is not obligated to incur, separately from the business combination. Other key provisions of this statement include the requirement to recognize the acquisition-date fair values of research and development assets separately from goodwill and the requirement to recognize changes in the amount of deferred tax benefits that are recognizable due to the business combination in either income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. At March 31, 2009, the company had amounts recorded in its financial statements for unrecognized tax benefits and deferred tax valuation allowances related to past acquisitions that will affect the income tax provision in the period of reversal under SFAS No. 141R. With the exception of certain tax-related aspects described above, this statement applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. The adoption of this standard on January 1, 2009 did not have a material effect on the company’s financial statements.
3. Acquisitions
On December 31, 2008, the company completed the acquisition of the thermoplastic polyurethane business from The Dow Chemical Company (Dow) for approximately $61.5 million in cash, including transaction costs. The acquisition included technology, trade names, customer lists and manufacturing know-how. As part of the transaction, the company also acquired a manufacturing facility in La Porte, Texas, which included equipment and inventory. The preliminary purchase price allocation for this acquisition included goodwill of $3.5 million and intangible assets of $17.6 million, which included $1.6 million of in-process research and development.
On October 10, 2008, the company completed the acquisition of the thermoplastic polyurethane business from SK Chemicals Co., Ltd. for approximately $5.0 million in cash, which will be paid in 2009 and 2010. The acquisition included equipment, technology, customer lists and manufacturing know-how. The purchase price allocation for this acquisition included goodwill of $0.3 million and intangible assets of $0.6 million.
The pro forma impacts of acquisitions in 2008 were immaterial to the company’s consolidated financial statements.
4. Inventories
The company’s inventories were comprised of the following:

	March 31,	December 31,
	2009	2008
Finished products	$378.9	$468.8
Products in process	106.9	137.8
Raw materials	121.3	172.8
Supplies and engine test parts	35.4	35.2

Total inventory	$642.5	$814.6

During the three months ended March 31, 2009, a reduction in inventory quantities resulted in a liquidation of LIFO inventory quantities carried at higher costs and increased cost of sales by $7.1 million.

5. Goodwill and Intangible Assets
Goodwill is tested for impairment at the reporting unit level as of October 1 of each year or if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The company has determined that the Lubrizol Additives operating segment constitutes a reporting unit, and that the Noveon® consumer specialties product line, Estane® engineered polymers business (Estane), TempRite® engineered polymers business (TempRite) and performance coatings product line within the Lubrizol Advanced Materials operating segment constitute separate reporting units. The carrying amount of goodwill by reportable segment at March 31, 2009 was as follows:

		Lubrizol
		Advanced	Lubrizol
		Materials	Additives	Total
Balance, December 31, 2008		$599.0	$183.1	$782.1
Goodwill acquired and purchase adjustments		0.8	–	0.8
Translation adjustments		(9.0)	(0.7)	(9.7)

Balance, March 31, 2009		$590.8	$182.4	$773.2

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

The following table shows the components of identifiable intangible assets:

	March 31, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists	$185.8	$46.8	$189.2	$44.1
Technology	148.3	56.1	160.3	66.9
Trademarks	29.8	8.6	30.3	8.3
Patents	10.0	4.7	10.2	4.6
Land-use rights and favorable lease arrangements	11.4	2.0	14.6	1.9
Non-compete agreements	0.8	0.2	1.0	0.3

Total amortized intangible assets	386.1	118.4	405.6	126.1
Non-amortized trademarks	80.2	–	81.5	–

Total	$466.3	$118.4	$487.1	$126.1

6. Debt
The company’s debt was comprised of the following:

	March 31,	December 31,
	2009	2008
Short-term debt and current portion of long-term debt:
Current portion of long-term debt	$208.1	$386.3
Other short-term debt	4.7	4.9

	$212.8	$391.2

Long-term debt:
4.625% notes, due 2009, net of original issue discount of $0.1 million at December 31, 2008, and fair value adjustments of $2.9 million and $4.3 million for unrealized gains on derivative instruments at March 31, 2009 and December 31, 2008, respectively	$207.8	$386.0
5.5% notes, due 2014, net of original issue discount of $1.8 million and $1.9 million at March 31, 2009 and December 31, 2008, respectively	448.2	448.1
8.875% notes, due 2019, net of original issue discount of $3.7 million at March 31, 2009	496.3	–
7.25% debentures, due 2025	100.0	100.0
6.5% debentures, due 2034, net of original issue discount of $4.7 million at March 31, 2009 and December 31, 2008	295.3	295.3
Debt supported by long-term banking arrangements:
Term loan, at LIBOR plus 2.75% (3.98% at March 31, 2009)	150.0	–
U.S. revolving credit borrowing, at prime (3.25% at December 31, 2008)	–	75.0
Euro revolving credit borrowing, at EURIBOR plus .325% (3.036% at December 31, 2008)	–	34.9
Other	1.5	1.6

	1,699.1	1,340.9
Less: current portion of long-term debt	208.1	386.3

Total long-term debt	$1,491.0	$954.6

In March 2009, the company repurchased $177.0 million of its 4.625% notes due October 1, 2009 at a purchase price of 100.5% per note, resulting in a loss on retirement of $1.3 million. The company also accelerated amortization of $0.6 million in debt issuance costs, Treasury rate lock agreements and original issue discounts associated with the repurchased notes. The loss on retirement and accelerated amortization costs resulting from the repurchase of the 4.625% notes were included in interest expense within the accompanying consolidated statements of income. The remaining balance outstanding on the 4.625% notes was $204.9 million at March 31, 2009.
In February 2009, the company entered into a $150.0 million term loan. The term loan is an unsecured, senior obligation of the company that matures on February 2, 2012 and bears interest based upon LIBOR plus a specified credit spread. Beginning in April 2010, the company is required to make quarterly principal payments. The total annual principal payments are $28.1 million in 2010, $54.4 million in 2011 and $67.5 million in 2012. The term loan is prepayable without penalty. The company used a portion of the proceeds from this loan to repay in full the $75.0 million of indebtedness outstanding under its U.S. revolving credit facility at December 31, 2008. The company intends to use the remaining proceeds for general corporate purposes.
In January 2009, the company issued senior unsecured notes having an aggregate principal amount of $500.0 million at a price of 99.256%. The notes mature on February 1, 2019 and bear interest at 8.875% per annum, payable semi-annually on February 1 and August 1 of each year. Including debt issuance costs, original issue discounts and losses on Treasury rate lock agreements, the 2019 notes have an effective annualized interest rate of approximately 9.2%. The notes include a step-up in interest payable following certain ratings downgrades by credit rating agencies. Upon the occurrence of a change of control triggering event, as defined in the indenture, the company would be required to make an offer to repurchase the notes at 101% of their principal amount. The company used a portion of the net proceeds from these notes to repurchase $177.0 million of its 4.625% notes and intends to repay in full at maturity the $204.9 million remaining aggregate principal amount of these notes due October 1, 2009. The company intends to use the remaining net proceeds for general corporate purposes.
The company’s U.S. and euro bank credit agreements contain customary affirmative covenants including, among others, compliance with laws, payment of taxes, maintenance of insurance, conduct of business, keeping of books and records, maintenance of properties and ensuring the credit facilities receive the same rights and privileges as any future senior unsecured debt. The agreements also contain customary negative covenants including, among others, restrictions on: liens and encumbrances, sale of assets and affiliate transactions. Additionally, the company is required to comply with financial ratios of debt to consolidated earnings before interest, income taxes, depreciation and amortization, extraordinary, unusual or non-recurring non-cash gains or losses, including the sale of property and equipment and goodwill impairments, and non-cash gains or losses from less than wholly owned subsidiaries and investments (Consolidated EBITDA), as defined in the credit agreements, and Consolidated EBITDA to interest expense.
In March 2009, the company amended the required debt to Consolidated EBITDA ratio within its bank credit agreements. Effective with the amendments, to the extent that the company has cash or cash equivalents in an amount sufficient for the payment of the outstanding 4.625% notes, the company may exclude these notes from the calculation of debt for all periods prior to October 1, 2009. At March 31, 2009, the credit agreements required that the ratio of debt to Consolidated EBITDA be less than 3.5:1 and the ratio of Consolidated EBITDA to interest expense must be greater than 3.5:1. At March 31, 2009, the company maintained a ratio of debt to Consolidated EBITDA of 2.4:1 and a ratio of Consolidated EBITDA to interest expense of 7.2:1.
The bank credit agreements also contain customary events of default including, among others, failure to make payment when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, the occurrence of one or more unstayed judgments in excess of $25.0 million that is not covered by an acceptable policy of insurance, a party obtaining a beneficial ownership in excess of 20% of the company’s voting stock, or the incurrence of $25.0 million of liabilities related to violations of employee benefit plan regulations or the withdrawal or termination of a multiemployer benefit plan. At March 31, 2009, the company was in compliance with all of its covenants and has not committed any acts of default.
7. Derivative Instruments and Hedging Activities
In the normal course of business, the company uses derivative financial instruments, including interest rate swap agreements, Treasury rate lock agreements, commodity purchase contracts and foreign currency forward contracts, to manage its risks. The company’s objective in managing its exposure to changes in interest rates is to limit the impact of such changes on its earnings and cash flow. The company manages its interest rate risk using a mix of fixed-rate and variable-rate debt. To achieve this mix in a cost-efficient manner, the company may enter into interest rate swap agreements in which the company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. The company also is exposed to interest rate risk on forecasted debt issuances. To manage this risk, the company may use Treasury rate lock agreements to lock in the rate used to determine the interest payments related to all or a portion of the forecasted debt issuance. The company’s objective in managing its exposure to changes in commodity prices is to reduce the volatility on earnings of utility expense through the use of commodity purchase contracts. The company’s objective in managing its exposure to changes in foreign currency exchange rates is to reduce the volatility on its earnings and cash flow through the use of foreign currency forward contracts. The company does not hold derivatives for trading purposes.
Derivative financial instruments are recognized on the balance sheet as either assets or liabilities and are measured at fair value. Derivatives that are not designated as hedges are recorded at fair value through adjustments to current earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gains or losses on the derivatives, along with any gains and losses upon termination of the derivatives, are reported as a component within accumulated other comprehensive gain or loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the company designated its interest rate swap agreements as fair value hedges of fixed-rate borrowings, commodity purchase contracts as cash flow hedges of forecasted purchases of natural gas and electricity and Treasury rate lock agreements as cash flow hedges of the forecasted semi-annual interest payments associated with forecasted debt issuances. Foreign currency forward contracts are not designated as hedging instruments. The company’s derivative instruments do not contain any credit-risk-related contingent features. The following table shows the location and fair value of derivative instruments reported in the consolidated balance sheets at March 31, 2009 and December 31, 2008:

Asset Derivatives
		March 31,	December 31,
	Balance Sheet Location	2009	2008
Derivatives designated as hedging instruments:
Interest rate swap agreements	Other current assets	$2.9	$4.3

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$1.0	$2.1

Liability Derivatives
		March 31,	December 31,
	Balance Sheet Location	2009	2008
Derivatives designated as hedging instruments:
Treasury rate lock agreements	Accrued expenses and other current liabilities	$–	$20.0
Commodity purchase contracts	Accrued expenses and other current liabilities	6.9	5.5
Commodity purchase contracts	Noncurrent liabilities	1.7	1.5

		$8.6	$27.0

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$0.1	$0.3

Fair Value Hedges
In November 2004, the company entered into four interest rate swap agreements, each with a notional amount of $50.0 million, that effectively converted the interest on $200.0 million of outstanding 4.625% notes due 2009 to a variable rate of six-month LIBOR plus 40 basis points. In June 2004, the company entered into two interest rate swap agreements, each with a notional amount of $100.0 million, that effectively converted the interest on $200.0 million of then outstanding 5.875% notes due 2008 to a variable rate of six-month LIBOR plus 111 basis points. These swaps are designated as fair value hedges of underlying fixed-rate debt obligations and are recorded as an adjustment to short-term debt and current portion of long-term debt and other current assets. The effective portions of gains and losses on interest rate swap agreements designated as fair value hedges and the offsetting losses or gains on the hedged liabilities recognized in current earnings for the three months ended March 31, 2009 and 2008 were as follows:

		Three Months Ended
	Location of Gain (Loss)	March 31,
Derivative	Recognized in Earnings	2009	2008
Interest rate swap agreements	Interest expense	$(1.4)	$8.5

		Three Months Ended
	Location of Gain (Loss)	March 31,
Hedged Item	Recognized in Earnings	2009	2008
Long-term debt	Interest expense	$1.4	$(8.5)

Cash Flow Hedges
The company uses commodity purchase contracts to manage its exposure to changes in prices for natural gas. At March 31, 2009 and December 31, 2008, the notional amounts of open contracts totaled $19.0 million and $20.9 million, respectively. Contract maturities are less than 24 months.
In November 2008, the company entered into several Treasury rate lock agreements with an aggregate notional principal amount of $200.0 million, all maturing on March 31, 2009, whereby the company had locked in Treasury rates relating to a portion of the then anticipated debt issuance in the first quarter of 2009. These Treasury rate lock agreements were designated as cash flow hedges of the forecasted semi-annual interest payments associated with the anticipated debt issuance. In January 2009, the company incurred a pre-tax loss of $16.7 million on the termination of these agreements in conjunction with the issuance of the 8.875% notes. The unamortized balance of the Treasury rate lock agreements recorded in accumulated other comprehensive loss, net of tax, was $10.6 million at March 31, 2009.
In June 2004, the company entered into several Treasury rate lock agreements with an aggregate notional principal amount of $900.0 million, all maturing on September 30, 2004, whereby the company had locked in Treasury rates relating to a portion of the then anticipated debt issuance. These Treasury rate lock agreements were designated as cash flow hedges of the forecasted semi-annual interest payments associated with the anticipated debt issuance. In September 2004, the company incurred a pre-tax loss on the termination of these agreements in an aggregate amount of $73.9 million. The unamortized balance of the Treasury rate lock agreements recorded in accumulated other comprehensive loss, net of tax, was $33.6 million and $34.7 million at March 31, 2009 and December 31, 2008, respectively.

The effective portions of gains and (losses) on derivative instruments designated as cash flow hedges recognized in other comprehensive income, net of tax, for the three months ended March 31, 2009 and 2008 were as follows:

		Three Months Ended
		March 31,
Derivative		2009	2008
Commodity purchase contracts		$(2.4)	$2.6
Treasury rate lock agreements		2.1	–

		$(0.3)	$2.6

The effective portions of pre-tax losses on derivative instruments designated as cash flow hedges reclassified from accumulated other comprehensive loss (AOCL) into earnings for the three months ended March 31, 2009 and 2008 were as follows:

	Location of Loss	Three Months Ended
	Reclassified from	March 31,
Derivative	AOCL into Earnings	2009	2008
Commodity purchase contracts	Cost of sales	$(2.0)	$(0.3)
Treasury rate lock agreements	Interest expense	(1.8)	(1.7)

		$(3.8)	$(2.0)

The company estimates that it will reclassify into earnings during the next twelve months losses of approximately $5.1 million ($3.3 million net of tax) and $6.9 million ($4.5 million net of tax) from the amounts recorded in accumulated other comprehensive loss for Treasury rate lock agreements and commodity purchase contracts, respectively.

Derivative Instruments Not Designated as Hedges

The company selectively uses foreign currency forward contracts, in addition to working capital management, pricing and sourcing, to minimize the potential effect of currency changes on its earnings. The company’s principal currency exposures are the euro, the pound sterling, the Japanese yen, the Canadian dollar and the Brazilian real. The company does not designate these foreign currency forward contracts as hedges, as the objective for entering into these contracts is to minimize the amount of transaction gains or losses that are included in current earnings arising from exchange rate changes. The maximum amount of foreign currency forward contracts outstanding at any one time was $29.3 million during the three months ended March 31, 2009. At March 31, 2009 and December 31, 2008, the notional amounts of open short-term forward contracts to buy or sell currencies were $9.5 million and $25.0 million, respectively. The company recognized the gains on foreign currency forward contracts for the three months ended March 31, 2009 and 2008 as follows:

		Three Months Ended
	Location of Gain	March 31,
Derivative	Recognized in Earnings	2009	2008
Foreign currency forward contracts	Other income-net	$0.2	$0.2

8. Fair Value Measurements
SFAS No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosure about fair value measurements. This statement defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 classifies the inputs used to measure fair value into three tiers: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The company estimates the fair value of financial instruments using available market information and generally accepted valuation methodologies. The following table shows the company’s financial assets and liabilities accounted for at fair value on a recurring basis at March 31, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market mutual funds	$498.9	$492.5	$6.4	$–
Interest rate swaps	2.9	–	2.9	–
Foreign currency forward contracts	1.0	–	1.0	–

	$502.8	$492.5	$10.3	$–

Liabilities:
Deferred compensation plans	$20.2	$20.2	$–	$–
Forward commodity contracts	8.6	–	8.6	–
Foreign currency forward contracts	0.1	–	0.1	–

	$28.9	$20.2	$8.7	$–

9. Comprehensive Income

Total comprehensive income was comprised of the following:

			Three Months Ended
			March 31,
			2009	2008
Net income			$65.2	$76.0
Foreign currency translation adjustment			(34.2)	76.1
Pension and other postretirement benefit plans			2.8	0.6
(Loss) gain on natural gas hedges, net			(1.1)	2.8
Changes in treasury rate locks, net			3.3	1.1

Total comprehensive income			$36.0	$156.6
Comprehensive income attributable to noncontrolling interests			0.1	2.4

Comprehensive income attributable to The Lubrizol Corporation			$35.9	$154.2

10. Shareholders’ Equity
The following table summarizes the changes in shareholders’ equity since January 1, 2009:

		Shareholders’ Equity
				Accumulated
	Number of			Other
	Shares	Common	Retained	Comprehensive	Noncontrolling
	Outstanding	Shares	Earnings	Loss	Interests	Total
Balance, January 1, 2009	67.3	$764.7	$906.3	$(147.3)	$60.9	$1,584.6

Comprehensive income:
Net income			64.2		1.0	65.2
Other comprehensive loss				(28.3)	(0.9)	(29.2)

Total comprehensive income						36.0
Deferred stock compensation		0.7				0.7
Shares issued upon exercise of stock options and awards	0.1	0.8				0.8
Tax benefit (shortfall) from stock compensation		(0.8)				(0.8)

Balance, March 31, 2009	67.4	$765.4	$970.5	$(175.6)	$61.0	$1,621.3

On April 27, 2009, the company’s board of directors declared a regular quarterly dividend of $0.31 per common share payable June 10, 2009 to shareholders of record at the close of business on May 8, 2009.
11. Segment Reporting
The company is organized into two operating and reportable segments: Lubrizol Additives and Lubrizol Advanced Materials. Lubrizol Additives consists of two product lines: (i) engine additives and (ii) driveline and industrial additives. Engine additives is comprised of additives for lubricating engine oils, such as for gasoline, diesel, marine and stationary gas engines, and additives for fuels, refinery and oil field chemicals. Driveline and industrial additives is comprised of additives for driveline oils, such as automatic transmission fluids, gear oils and tractor lubricants and industrial additives, such as additives for hydraulic, grease and metalworking fluids, as well as compressor lubricants. Both product lines sell viscosity modifiers, in addition to outsourcing services for supply chain and knowledge center management. Lubrizol Additives products primarily are manufactured in company-owned facilities and are sold largely to a common customer base.
The Lubrizol Advanced Materials segment consists of three product lines: (i) engineered polymers, (ii) performance coatings and (iii) Noveon consumer specialties. The engineered polymers product line is characterized by products such as TempRite engineered polymers and Estane thermoplastic polyurethane. Engineered polymers products are sold to a diverse customer base comprised of major manufacturers in the construction, automotive, telecommunications, electronics and recreation industries. The performance coatings product line includes high-performance polymers and additives for specialty paper, graphic arts, paints, textiles and coatings applications that are sold to customers worldwide. The Noveon consumer specialties product line is characterized by production of acrylic thickeners, film formers, fixatives, emollients, silicones, specialty surfactants, methyl glucoside, lanolin derivatives and cassia hydrocolloids. The company markets products in the Noveon consumer specialties product line to customers worldwide, which include major manufacturers of cosmetics, personal care and household products.
The company primarily evaluates performance and allocates resources based on segment operating income, defined as revenues less expenses identifiable to the product lines included within each segment, as well as projected future performance. Segment operating income reconciles to consolidated income before income taxes by deducting corporate expenses and corporate other income that are not attributed to the operating segments, restructuring and impairment charges and net interest expense.

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
Additionally, upon the adoption of SFAS 160, the company revised its measurement of segment operating income to include income attributable to noncontrolling interests. Previously, segment operating income excluded the portion of income attributable to noncontrolling interests. The results for the prior period presented have been retrospectively adjusted to conform to the current year presentation.
The following table presents a summary of the results of the company’s reportable segments:

	Three Months Ended
	March 31,
	2009	2008
Revenues from external customers:
Lubrizol Additives	$727.8	$844.7
Lubrizol Advanced Materials	284.6	382.6

Total revenues	$1,012.4	$1,227.3

Segment operating income:
Lubrizol Additives	$118.7	$116.8
Lubrizol Advanced Materials	25.5	29.2

Segment operating income	144.2	146.0

Corporate expenses	(16.0)	(21.2)
Corporate other income-net	1.8	3.2
Restructuring and impairment charges	(11.4)	(4.8)
Interest expense-net	(26.7)	(13.7)

Income before income taxes	$91.9	$109.5

The company’s total assets by segment were as follows:

	March 31,	December 31,
	2009	2008
Segment total assets:
Lubrizol Additives	$1,703.5	$1,853.8
Lubrizol Advanced Materials	1,801.4	1,843.2

Total segment assets	3,504.9	3,697.0

Corporate assets	884.2	453.5

Total consolidated assets	$4,389.1	$4,150.5

12. Pension and Postretirement Benefits
The company has noncontributory defined benefit pension plans covering most employees. Pension benefits under these plans are based on years of service and compensation. The company’s funding policy in the United States is to contribute amounts to satisfy the funding standards of the Internal Revenue Code of 1986, as amended, and the Employee Retirement Income Security Act of 1974, as amended, and elsewhere is to fund amounts in accordance with local regulations. Several of the company’s smaller defined benefit plans are not funded.
The company also provides non-pension postretirement benefits, primarily health care benefits, for some employees. Participants contribute a portion of the cost of these benefits. The company’s non-pension postretirement benefit plans are not funded.
The components of net periodic pension cost consisted of the following:

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
		Non-			Non-
	U.S. Plans	U.S. Plans	Total	U.S. Plans	U.S. Plans	Total
Service cost – benefits earned during period	$5.6	$2.0	$7.6	$4.4	$3.1	$7.5
Interest cost on projected benefit obligation	7.0	3.6	10.6	6.5	4.5	11.0
Expected return on plan assets	(6.0)	(3.1)	(9.1)	(6.0)	(3.8)	(9.8)
Amortization of prior service costs	0.6	0.1	0.7	0.5	0.2	0.7
Recognized net actuarial loss	1.2	0.3	1.5	0.2	0.5	0.7

Net periodic pension cost	$8.4	$2.9	$11.3	$5.6	$4.5	$10.1

The components of net periodic non-pension postretirement benefit cost consisted of the following:

	Three Months Ended
	March 31,
	2009	2008
Service cost – benefits earned during period	$0.3	$0.5
Interest cost on projected benefit obligation	1.4	1.5
Amortization of prior service credits	(1.7)	(1.7)
Amortization of initial net obligation	0.1	0.1
Recognized net actuarial loss	0.1	0.2
Settlement / curtailment gain	–	(1.1)

Net periodic non-pension postretirement benefit cost (credit)	$0.2	$(0.5)

13. Stock-Based Compensation
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
The fair value of share-based payment awards is estimated using the Black-Scholes option pricing model. There were 438,600 and 253,100 stock options granted during the three months ended March 31, 2009 and 2008, respectively. Options under the 2005 Plan have been granted to employees at fair market value at the date of grant. The weighted-average assumptions used to value the options granted were as follows:

	Three Months Ended
	March 31,
	2009	2008
Risk-free interest rate	2.8%	3.5%
Dividend yield	4.5%	2.1%
Expected volatility	27.9%	20.0%
Expected life (years)	6.5	6.5
Weighted-average fair value per share of options granted during the period	$5.03	$12.27
Under the company’s long-term incentive program, dollar-based target awards for three-year performance periods are determined by the organization and compensation committee of the board of directors. The target awards correspond to pre-determined three-year earnings per share growth rate targets. A portion of the awards is converted into a number of performance-based stock awards based on the price of the company’s common shares on the date of the award. There are no voting or dividend rights associated with the performance-based stock awards until the end of the performance period and a distribution of shares from the 2005 Plan, if any, is made.

Compensation expense for these performance awards is calculated based on the grant-date fair value that is defined as the closing price of the company’s common shares on the date of grant. During the three months ended March 31, 2009, the award for the 2006-2008 performance period was distributed resulting in the issuance of 157,721 common shares and the deferral of 112,411 common shares into a deferred compensation plan. During the three months ended March 31, 2008, the award for the 2005-2007 performance period was distributed resulting in the issuance of 134,578 shares and the deferral of 96,969 shares into a deferred compensation plan.
Nonvested performance-based stock awards at March 31, 2009 and changes during 2009 were as follows:

		Weighted-
		Average
	Share	Grant Date
	Units	Fair Value
Nonvested at January 1, 2009	232,161	$53.07
Granted	290,520	$27.77
Forfeited	(11,820)	$53.07

Nonvested at March 31, 2009	510,861	$38.68

The following table identifies the number of shares expected to be issued based on current expectations of performance and the stock price on the date of grant for the nonvested performance-based stock awards outstanding at March 31, 2009:

	Expected	Weighted-
	Number	Average
	of Units	Grant Date
Award	to be Issued	Fair Value
2007-2009	220,341	$53.07
2008-2010	–	$58.45
2009-2011	290,520	$27.77
In prior years, some international employees received stock-based awards that are similar to stock appreciation rights. The value of these awards is based on Lubrizol common shares and is paid in cash upon exercise. A portion of these awards expire through 2014, while the remainder expires upon retirement. At March 31, 2009, the unexercised portion of these fully vested stock-based awards was accounted for as a liability. Compensation (credit) expense recognized in the consolidated statements of income for the three months ended March 31, 2009 and 2008 related to these awards was $(0.6) million and $0.2 million, respectively.
Total stock-based compensation expense recognized in the consolidated statements of income for the three months ended March 31, 2009 and 2008 was $1.3 million and $4.2 million, respectively. The related tax benefit for the three months ended March 31, 2009 and 2008 was $0.5 million and $1.5 million, respectively. At March 31, 2009, there was $14.4 million of total pre-tax unrecognized compensation cost related to all stock-based awards that were not vested. That cost is expected to be recognized over a weighted-average period of 2.2 years.
The company is using previously purchased treasury shares for all net shares issued for option exercises, performance-based stock awards and restricted share units. The company issued 35,537 and 67,725 common shares from treasury upon exercise of employee stock options during the three months ended March 31, 2009 and 2008, respectively.

14. Restructuring and Impairment Charges
During the three months ended March 31, 2009, the company recorded aggregate restructuring and impairment charges of $11.4 million. The restructuring and impairment charges during the three months ended March 31, 2009 primarily related to severance and benefits associated with organizational restructuring decisions, which eliminated operating inefficiencies and improved profitability. The remaining charges related to the closing of a Lubrizol Additives blending, packaging and warehouse site in Ontario, Canada that was announced in 2008. We expect to record an additional $5.3 million of restructuring charges related to this facility closure, of which $0.8 million is expected to be recognized in 2009.
The following table shows the reconciliation of the restructuring liability since January 1, 2009 by major restructuring activity:

		Restructuring
	Liability	and		Liability
	January 1,	Impairment		March 31,
	2009	Charges	Cash Paid	2009
Performance coatings 2008 business improvement initiatives	$0.9	$–	$(0.1)	$0.8
Lubrizol Additives plant closure and workforce reductions	0.7	0.5	(0.2)	1.0
Corporate organizational restructuring	–	10.9	(6.1)	4.8
Noveon International, Inc. restructuring liabilities assumed	0.5	–	–	0.5

	$2.1	$11.4	$(6.4)	$7.1

During the three months ended March 31, 2008, the company recorded aggregate restructuring and impairment charges of $4.8 million primarily related to business improvement initiatives in the performance coatings product line of the Lubrizol Advanced Materials segment. The company completed the disposition of a textile compounding plant and recognized an asset impairment for a textile coatings production line.
15. Contingencies
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
The company’s environmental reserves, measured on an undiscounted basis, totaled $11.5 million and $12.7 million at March 31, 2009 and December 31, 2008, respectively. Of these amounts, $5.6 million and $6.5 million were included in accrued expenses and other current liabilities at March 31, 2009 and December 31, 2008, respectively. Goodrich provided LZAM International with an indemnity for various environmental liabilities. The company estimates Goodrich’s share of such currently identified liabilities under the indemnity, which extends through February 2011, to be approximately $1.4 million of which $0.5 million of the recovery is included in receivables and $0.9 million is included in other assets. There are specific environmental contingencies for company-owned sites for which third parties such as past owners and/or operators are the named PRPs and also for which the company is indemnified by Goodrich. Goodrich currently is indemnifying LZAM International for several environmental remediation projects. Goodrich’s share of all of these liabilities may increase to the extent such third parties fail to honor their obligations through February 2011.
The company believes that its environmental accruals are adequate based on currently available information. However, it is reasonably possible that approximately $8.1 million in additional costs may be incurred at certain locations beyond the amounts accrued as a result of new information, newly discovered conditions, changes in remediation standards or technologies or a change in the law. Additionally, as the indemnification from Goodrich extends through February 2011, changes in assumptions regarding when costs will be incurred may result in additional expenses to the company. Additional costs in excess of $8.1 million currently cannot be estimated.

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
OVERVIEW
We are an innovative specialty chemical company that produces and supplies technologies that improve the quality and performance of our customers’ products in the global transportation, industrial and consumer markets. Our business is founded on technological leadership. Innovation provides opportunities for us in growth markets as well as advantages over our competitors. From a base of approximately 1,600 patents, we use our product development and formulation expertise to sustain our leading market positions and fuel our future growth. We create additives, ingredients, resins and compounds that enhance the performance, quality and value of our customers’ products, while minimizing their environmental impact. Our products are used in a broad range of applications and are sold into relatively stable markets such as those for engine oils, specialty driveline lubricants and metalworking fluids, as well as higher-growth markets such as personal care and over-the-counter pharmaceutical products, performance coatings and inks and compressor lubricants. Our specialty chemical products also are used in a variety of industries, including the construction, sporting goods, medical products and automotive industries.
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
We use a broad range of raw materials in our manufacturing processes. The majority of our raw materials are derived from petroleum and petrochemical-based feedstocks, with lubricant base oil being our single largest raw material. The cost of our raw materials can be highly volatile. As a result, our financial performance is influenced significantly by how effectively we manage the margin between our selling prices and the cost of our raw materials.
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
The Lubrizol Advanced Materials segment consists of three product lines: (i) engineered polymers, (ii) performance coatings and (iii) Noveon® consumer specialties. The engineered polymers product line is characterized by products such as TempRite® engineered polymers and Estane® thermoplastic polyurethane used within the construction, automotive, telecommunications, electronics and recreation industries. The performance coatings product line includes high-performance polymers and additives for specialty paper, graphic arts, paints, textiles and coatings applications that are sold to customers worldwide. The Noveon consumer specialties product line is characterized by production of acrylic thickeners, film formers, fixatives, emollients, silicones, specialty surfactants, methyl glucoside, lanolin derivatives and cassia used within cosmetics, personal care and household products.

The following factors most affected our consolidated results during the first quarter of 2009:
•	The ongoing global recession has affected the markets we serve and negatively impacted our results. Volume declined 27% compared with the same period in 2008 as demand declined sharply and customers continued to reduce their inventory levels.

•	Our disciplined margin management largely offset the volume decline and resulted in an increase in our gross profit percentage to 27.1% from 23.9% in the same period in 2008.

•	Our aggressive cost reduction actions and organizational restructuring eliminated operating inefficiencies and improved profitability. We reduced manufacturing expenses during the quarter by curtailing production and reducing spending on supplies and services. Selling, testing, administrative and research (STAR) expenses declined by 12% due to reductions in travel and entertainment, salaries and benefits, information technology expenses, outside services and lower incentive compensation. Manufacturing and STAR expenses both benefited from a favorable currency impact. In conjunction with our organizational restructuring, we incurred $10.9 million of severance and benefit charges. We estimate these cost reduction and organizational restructuring actions will result in approximately $50.0 million to $60.0 million of pre-tax savings during 2009.

•	Our inventory reduction initiatives contributed to the significant cash flow from operations. We significantly reduced production to achieve our inventory reduction goals and in response to lower sales volume. As a result of our abnormally low production, we incurred $38.1 million of unabsorbed manufacturing costs. The reduction in inventory quantities also resulted in incremental charges of $7.1 million due to a liquidation of LIFO inventory quantities carried at higher costs.

•	As compared with the same period in 2008, currency fluctuations were unfavorable to revenues by 3%, favorable to operating costs and unfavorable to net income attributable to The Lubrizol Corporation by an estimated $0.08 per share.

•	Our issuance of $500.0 million of 8.875% senior unsecured notes at a price of 99.256% in January 2009 was intended primarily to repay our 4.625% notes due October 1, 2009. We entered into a $150.0 million term loan in February 2009 to fund, in part, the acquisition of the thermoplastic polyurethane business from The Dow Chemical Company (Dow). The proceeds from these borrowings will be sufficient to retire in full the 4.625% notes due 2009 and enabled us to repay in full our outstanding U.S. revolver balance, while strengthening our liquidity with approximately $175.0 million of additional cash. However, the additional interest costs associated with these borrowings, coupled with lower interest income, reduced our earnings by approximately $0.12 per share as compared with the same period in 2008.
During the year ended December 31, 2008, we determined goodwill associated with our performance coatings, Estane and TempRite reporting units within our Lubrizol Advanced Materials segment was impaired as the carrying value of goodwill within these reporting units exceeded its fair value. No goodwill remained within our performance coatings reporting unit at March 31, 2009. The remaining value of goodwill associated with our Estane and TempRite reporting units totaled $61.8 million and $73.3 million at March 31, 2009, respectively. A 10% decrease in the fair value of our Estane reporting unit or any further decrease in the fair value of our TempRite reporting unit could indicate the potential for an additional impairment of goodwill. The products within our Estane reporting unit are used within film and sheet for various coating processes, wire and cable insulation, athletic equipment (such as footwear), medical applications, pneumatic tubing and automotive molded parts, and the demand for these products are affected by overall economic conditions. Our TempRite reporting unit serves customers who produce plastic piping for residential and commercial plumbing, fire sprinkler systems and industrial piping applications, and is thus subject to cyclical demand patterns within these markets. To the extent the weakness in the economy, including the residential and commercial construction markets, persists longer than expected or our cost of capital increases, our Estane or TempRite reporting units could experience a decline in fair value that may result in an additional impairment of goodwill.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2009 Compared With Three Months Ended March 31, 2008

	Three Months
	Ended March 31,
(In Millions of Dollars Except Per Share Data)	2009	2008	$ Change	% Change
Revenues	$1,012.4	$1,227.3	$(214.9)	(18%)
Cost of sales	738.5	934.5	(196.0)	(21%)

Gross profit	273.9	292.8	(18.9)	(6%)

Selling and administrative expenses	93.8	108.6	(14.8)	(14%)
Research, testing and development expenses	49.0	54.1	(5.1)	(9%)
Amortization of intangible assets	6.3	7.0	(0.7)	(10%)
Restructuring and impairment charges	11.4	4.8	6.6	*
Other income – net	(5.2)	(4.9)	0.3	6%
Interest income	(2.7)	(4.2)	(1.5)	(36%)
Interest expense	29.4	17.9	11.5	64%

Income before income taxes	91.9	109.5	(17.6)	(16%)
Provision for income taxes	26.7	33.5	(6.8)	(20%)

Net income	65.2	76.0	(10.8)	(14%)
Net income attributable to noncontrolling interests	1.0	2.4	(1.4)	(58%)

Net income attributable to The Lubrizol Corporation	$64.2	$73.6	$(9.4)	(13%)

Basic earnings per share attributable to The Lubrizol Corporation	$0.95	$1.07	$(0.12)	(11%)

Diluted earnings per share attributable to The Lubrizol Corporation	$0.95	$1.06	$(0.11)	(10%)

*	Calculation not meaningful
Revenues The decrease in revenues during the first quarter of 2009 compared with the same period in 2008 was due to a 27% decrease in volume and a 3% unfavorable currency impact, partially offset by a 12% improvement in the combination of price and product mix. Included in these factors were incremental revenues from the thermoplastic polyurethane businesses acquired from Dow and SK Chemicals Co., Ltd. (SK), which contributed 1% to revenues for the quarter.

The following table shows the geographic mix of our volume during the first quarter of 2009 as well as the percentage changes compared with the same period in 2008:

			Excluding
			the Impact of
	2009	2009 vs. 2008	Acquisitions
	Volume	% Change	% Change
North America	42%	(30%)	(31%)
Europe	28%	(25%)	(25%)
Asia-Pacific / Middle East	23%	(24%)	(25%)
Latin America	7%	(27%)	(27%)

Total	100%	(27%)	(28%)

We experienced volume decreases across all geographic zones and product categories as a result of inventory destocking by our customers and the continued weakness in the global economy and its impact on demand for our products.
Segment volume variances by geographic zone, as well as the factors explaining the changes in segment revenues during the first quarter of 2009 compared with the same period in 2008, are contained within the “Segment Analysis” section.
Cost of Sales The decrease in cost of sales in the first quarter of 2009 compared with the same period in 2008 primarily was due to lower volume. Average raw material cost increased 1% in the first quarter of 2009 compared with the same period in 2008. Total manufacturing expenses decreased 2% in the first quarter of 2009 compared with the same quarter last year primarily due to a favorable currency impact, reductions in spending on supplies and services and lower utility costs, offset by $38.1 million of unabsorbed manufacturing costs due to abnormally low production. Cost of sales during the first quarter of 2009 also included incremental charges of $7.1 million associated with a liquidation of LIFO inventory quantities carried at higher costs.
Gross Profit Gross profit decreased $18.9 million, or 6%, during the first quarter of 2009 compared with the same period in 2008. The decrease primarily was due to lower volume, the impact of unfavorable manufacturing cost absorption and an unfavorable currency impact, partially offset by an improvement in the combination of price and product mix. Our gross profit percentage increased in the first quarter of 2009 to 27.1% compared with 23.9% in the same quarter last year as a result of price increases initiated in 2008 to recover higher costs.
Selling and Administrative Expenses Selling and administrative expenses decreased $14.8 million, or 14%, during the first quarter of 2009 compared with the same period in 2008. The decrease primarily was due to our cost reduction initiatives that resulted in lower travel and entertainment, salaries and benefits and expenses associated with information technology and outside services, along with lower incentive compensation and a favorable currency impact.
Research, Testing and Development Expenses Research, testing and development expenses decreased $5.1 million, or 9%, during the first quarter of 2009 compared with the same period in 2008. The decrease primarily was due to a favorable currency impact and our cost reduction initiatives that resulted in lower spending on supplies and services.

Restructuring and Impairment Charges The components of restructuring charges recorded during the first quarter of 2009 are as follows:

	Three Months Ended March 31, 2009
	Asset	Severance
	Impairments	and Benefits	Total
Corporate organizational restructuring	$–	$10.9	$10.9
Lubrizol Additives plant closure and workforce reductions	–	0.5	0.5

Total restructuring charges	$–	$11.4	$11.4

Restructuring charges of $10.9 million related to our organizational restructuring initiated during the first quarter of 2009, which eliminated operating inefficiencies and improved profitability. These organizational changes are expected to result in approximately $14.0 million of pre-tax savings for 2009.

Restructuring charges of $0.5 million related to the decision made in the third quarter of 2008 to close a Lubrizol Additives blending, packaging and warehouse facility in Ontario, Canada. We expect to record an additional $5.3 million of restructuring charges related to this facility closure, of which $0.8 million is expected to be recognized in 2009.

The components of restructuring and impairment charges recorded during the first quarter of 2008 are as follows:

	Three Months Ended March 31, 2008
	Asset	Severance
	Impairments	and Benefits	Total
Performance coatings 2008 business improvement initiatives	$4.0	$0.8	$4.8

We recorded aggregate restructuring and impairment charges of $4.8 million primarily related to business improvement initiatives in the performance coatings product line of the Lubrizol Advanced Materials segment. We completed the disposition of a textile compounding plant and recognized an asset impairment for a textile coatings production line.
Interest Expense The increase in interest expense in the first quarter of 2009 compared with the same period in 2008 primarily was due to the incremental interest expense associated with the issuance of our 8.875% notes due 2019 and borrowings under our $150.0 million term loan in the first quarter of 2009. In addition, we repurchased $177.0 million of our 4.625% notes due 2009 at a purchase price of 100.5% per note, resulting in a loss on retirement of $1.3 million and accelerated amortization of $0.6 million in debt issuance costs, Treasury rate lock agreements and original issue discounts associated with the repurchased notes.
Provision for Income Taxes Our effective tax rate of 29.1% in the first quarter of 2009 decreased from 30.6% in the same period in 2008 as the prior-year period did not contain a benefit from the U.S. research credit.
Net Income Attributable to The Lubrizol Corporation Primarily as a result of the above factors, net income per diluted share attributable to The Lubrizol Corporation decreased 10% to $0.95 during the first quarter of 2009 compared with $1.06 in the same period in 2008.

SEGMENT ANALYSIS
We primarily evaluate performance and allocate resources based on segment operating income, defined as revenues less expenses identifiable to the product lines included within each segment, as well as projected future performance. Segment operating income will reconcile to consolidated income before income taxes by deducting corporate expenses and corporate other income that are not attributable to the operating segments, restructuring and impairment charges and net interest expense.
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
Additionally, upon the adoption of Statement of Financial Accounting Standards (SFAS) 160, the company revised its measurement of segment operating income to include income attributable to noncontrolling interests. Previously, segment operating income excluded the portion of income attributable to noncontrolling interests. The results for the prior period presented have been retrospectively adjusted to conform to the current year presentation.
The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Lubrizol Additives	72%	69%
Lubrizol Advanced Materials	28%	31%

Segment Operating Income:
Lubrizol Additives	82%	80%
Lubrizol Advanced Materials	18%	20%

OPERATING RESULTS BY SEGMENT

	Three Months Ended
	March 31,			%
	2009	2008	$ Change	Change
Revenues:
Lubrizol Additives	$727.8	$844.7	$(116.9)	(14%)
Lubrizol Advanced Materials	284.6	382.6	(98.0)	(26%)

Total	$1,012.4	$1,227.3	$(214.9)	(18%)

Gross Profit:
Lubrizol Additives	$188.7	$193.0	$(4.3)	(2%)
Lubrizol Advanced Materials	85.2	99.8	(14.6)	(15%)

Total	$273.9	$292.8	$(18.9)	(6%)

Segment Operating Income:
Lubrizol Additives	$118.7	$116.8	$1.9	2%
Lubrizol Advanced Materials	25.5	29.2	(3.7)	(13%)

Total	$144.2	$146.0	$(1.8)	(1%)

Three Months Ended March 31, 2009 Compared With Three Months Ended March 31, 2008

LUBRIZOL ADDITIVES SEGMENT

Revenues Revenues decreased 14% during the first quarter of 2009 compared with the same period in 2008. The decrease was due to a 24% decrease in volume and a 3% unfavorable currency impact, partially offset by a 13% increase in the combination of price and product mix.

The following table shows the geographic mix of our volume during the first quarter of 2009 as well as the percentage changes compared with the same period in 2008:

	2009	2009 vs. 2008
	Volume	% Change
North America	34%	(25%)
Europe	32%	(24%)
Asia-Pacific / Middle East	26%	(23%)
Latin America	8%	(24%)

Total	100%	(24%)

We experienced volume decreases across all geographic zones as a result of weak end-market demand and continued destocking of customers’ inventories. We believe that this customer destocking substantially is complete. Declines were seen in both of our product lines; however, our driveline and industrial additives were affected more severely than engine additives. By comparison, demand in the first quarter of 2008 was very strong and benefitted from business gains in our international regions.
Gross Profit Gross profit decreased $4.3 million, or 2%, in the first quarter of 2009 compared with the same period in 2008. The decrease primarily related to lower volume, higher manufacturing costs and an unfavorable currency impact, offset by improvements in the combination of price and product mix. Average raw material cost increased 1% during the first quarter of 2009 compared with the same period in 2008. Total manufacturing costs increased 5% in the first quarter of 2009 compared with the same period in 2008. We significantly reduced production to achieve our inventory reduction goals and in response to lower sales volume. As a result, we incurred $27.6 million of unabsorbed manufacturing costs due to abnormally low production. Although we experienced higher manufacturing costs, we realized savings from a favorable currency impact, lower utility and other variable production costs and cost reduction initiatives at our plants. Cost of sales during the first quarter of 2009 also included incremental charges of $6.3 million associated with a liquidation of LIFO inventory quantities carried at higher costs.
The gross profit percentage increased to 25.9% during the first quarter of 2009 from 22.8% in the same period in 2008 as a result of price increases initiated in 2008 to recover higher costs.
Selling, Testing, Administrative and Research Expenses STAR expenses decreased $5.4 million, or 7%, during the first quarter of 2009 compared with the same period in 2008. The decrease in STAR expenses primarily was due to a favorable currency impact and cost reduction initiatives taken during the first quarter of 2009, including decreases in travel and entertainment.
Segment Operating Income Segment operating income increased 2% during the first quarter of 2009 compared with the same period in 2008 due to the factors discussed above.
LUBRIZOL ADVANCED MATERIALS SEGMENT
Revenues Revenues decreased 26% during the first quarter of 2009 compared with the same period in 2008. The decrease was due to a 35% decrease in volume and a 3% unfavorable currency impact, partially offset by a 12% increase in the combination of price and product mix. Included in these factors were the incremental revenues from the thermoplastic polyurethane businesses acquired from Dow and SK in 2008, which contributed 5% to revenues in the quarter.
The following table shows the geographic mix of our volume during the first quarter of 2009 as well as the percentage changes compared with the same period in 2008:

			Excluding
			the Impact of
	2009	2009 vs. 2008	Acquisitions
	Volume	% Change	% Change
North America	66%	(36%)	(38%)
Europe	18%	(31%)	(31%)
Asia-Pacific / Middle East	13%	(31%)	(37%)
Latin America	3%	(47%)	(47%)

Total	100%	(35%)	(37%)

We experienced volume decreases across all geographic zones and product lines. Volume declined as a result of weak end-market demand, product discontinuations in our performance coatings product line and continued destocking of customers’ inventories. We believe that this customer destocking substantially is complete. While our Noveon consumer specialties product line experienced a decline in volume, the decline was less severe than in our engineered polymers and performance coatings product lines. Acquisitions contributed 2% to our overall volume in the first quarter of 2009 compared with the same period in 2008.
Gross Profit Gross profit decreased $14.6 million, or 15%, in the first quarter of 2009 compared with the same period in 2008. The decrease primarily related to lower volume and an unfavorable currency impact, partially offset by improvements in the combination of price and product mix and lower manufacturing costs. During the first quarter of 2009, average raw material cost remained level with the same period in 2008. Total manufacturing costs decreased 14% in the first quarter of 2009 compared with the same period in 2008 primarily due to cost reduction initiatives, a favorable currency impact and previously announced manufacturing restructurings and product discontinuations. These manufacturing cost reductions partially were offset by $10.5 million of unabsorbed manufacturing costs as we significantly reduced production to achieve our inventory reduction goals and in response to lower sales volume.
The gross profit percentage increased to 29.9% during the first quarter of 2009 from 26.1% in the same period in 2008. The increase in gross profit percentage primarily was a result of price increases initiated in 2008 to recover higher costs.
Selling, Testing, Administrative and Research Expenses STAR expenses decreased $9.4 million, or 14%, during the first quarter of 2009 compared with the same period in 2008. The decrease in STAR expenses primarily was due to cost reduction initiatives, a favorable currency impact, lower costs associated with the implementation of a common information systems platform, and the benefits from previously announced restructuring programs predominately in our performance coatings product line.
Segment Operating Income Segment operating income decreased 13% during the first quarter of 2009 compared with the same period in 2008 due to the factors discussed above.
WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the major components of cash flow:

	Three Months Ended
	March 31,
	2009	2008
Cash provided by (used for):
Operating activities	$165.6	$43.1
Investing activities	(43.6)	(50.4)
Financing activities	319.0	(41.5)
Effect of exchange rate changes on cash	(3.5)	5.7

Net increase (decrease) in cash and cash equivalents	$437.5	$(43.1)

OPERATING ACTIVITIES
The increase in cash provided by operating activities during the first quarter of 2009 compared with the same period in 2008 primarily was attributable to a significant decrease in our working capital investment. Cash flow from inventories improved by $194.3 million due to our initiative to reduce inventories during 2009. Cash flow from accounts receivables improved by $68.2 million due to a significant decline in volume caused by the global economic recession. Cash flow from accounts payable declined by $120.1 million primarily due to reduced purchases of raw materials.
We manage inventories and accounts receivable on the basis of average days sales in inventory and average days sales in receivables. Our average days sales in receivables slightly increased to 49.4 days during the first quarter of 2009 from 49.1 days for the year ended December 31, 2008. Our goal is to minimize our investment in inventories while at the same time ensuring reliable supply for our customers. Although we achieved our inventory reduction goals, our average days sales in inventory increased to 104.5 days during the first quarter of 2009 from 77.1 days for the year ended December 31, 2008 due to lower sales volume.

INVESTING ACTIVITIES
Cash used for investing activities decreased during the first quarter of 2009 compared with the same period in 2008. The decrease primarily related to lower capital expenditures of $44.3 million during the first quarter of 2009 compared with $51.5 million for the same period in 2008. During the first quarter of 2009, capital expenditures for the Lubrizol Additives segment primarily were made to maintain existing manufacturing capacity and plant infrastructure. The majority of the capital expenditures in the Lubrizol Advanced Materials segment primarily related to increasing our capacity, mainly in China. In 2009, we estimate consolidated annual capital expenditures will be approximately $160.0 million to $170.0 million.
FINANCING ACTIVITIES
Cash provided by financing activities increased $360.5 million during the first quarter of 2009 compared with the same period in 2008. Cash provided by financing activities of $319.0 million during the first quarter of 2009 primarily consisted of the net proceeds received from the issuance of our 8.875% notes and term loan, partially offset by the repayment of $177.0 million of our 4.625% notes and the balances outstanding under our revolving credit facilities and the payment of dividends. Cash used for financing activities in the same period in 2008 of $41.5 million primarily consisted of the repurchase of common shares and the payment of dividends.
CAPITALIZATION, LIQUIDITY AND CREDIT FACILITIES
At March 31, 2009, our total debt outstanding of $1,703.8 million consisted of 80% fixed-rate debt and 20% variable-rate debt, including $200.0 million of fixed-rate debt that has been swapped for a variable rate. Our weighted-average interest rate at March 31, 2009 was approximately 6.6%.
Our net debt to capitalization ratio at March 31, 2009 was 39.8%. Net debt represents total short-term and long-term debt, excluding original issue discounts and unrealized gains and losses on derivative instruments designated as fair value hedges of fixed-rate debt, reduced by cash and cash equivalents. Capitalization is calculated as shareholders’ equity plus net debt. Total debt as a percent of capitalization was 51.2% at March 31, 2009. This calculation includes the remaining $204.9 million of 4.625% notes due October 1, 2009 that will be repaid with a portion of the proceeds from our January 2009 issuance of 8.875% notes due 2019. Excluding the October 2009 maturity, our debt as a percent of capitalization was 48.0% at March 31, 2009.
Our ratio of current assets to current liabilities was 2.8 at March 31, 2009.
Our $350.0 million revolving credit facility, which matures in September 2011, allows us to borrow at variable rates based upon the U.S. prime rate or LIBOR plus a specified credit spread. Our €250.0 million revolving credit facility, which matures in September 2010, allows us to borrow at variable rates based on EURIBOR plus a specified credit spread. We have guaranteed all obligations of the borrowers under the euro credit facility. At March 31, 2009, we had no borrowings outstanding under these agreements.
In February 2009, we entered into a $150.0 million term loan. The term loan is an unsecured, senior obligation that matures on February 2, 2012 and bears interest based upon LIBOR plus a specified credit spread. Beginning in April 2010, we are required to make quarterly principal payments. The total annual principal payments are $28.1 million in 2010, $54.4 million in 2011 and $67.5 million in 2012. The term loan is prepayable without penalty. We used a portion of the proceeds from this loan to repay in full the $75.0 million of indebtedness outstanding under our U.S. revolving credit facility at December 31, 2008. We intend to use the remaining proceeds for general corporate purposes.
In January 2009, we issued senior unsecured notes having an aggregate principal amount of $500.0 million at a price of 99.256%. The notes mature on February 1, 2019 and bear interest at 8.875% per annum, payable semi-annually on February 1 and August 1 of each year. Including debt issuance costs, original issue discounts and losses on Treasury rate lock agreements, the 2019 notes have an effective annualized interest rate of 9.2%. The notes include a step-up in interest payable following certain ratings downgrades by credit rating agencies. Upon the occurrence of a change of control triggering event, as defined in the indenture, we would be required to make an offer to repurchase the notes at 101% of their principal amount. We used a portion of the net proceeds from these notes to repurchase $177.0 million of our 4.625% notes and intend to repay in full at maturity the $204.9 million remaining aggregate principal amount of these notes due on October 1, 2009. We estimate that the interest savings generated from the repurchase of $177.0 million of our 4.625% notes will increase our full-year earnings by $0.02 per share. We intend to use the remaining net proceeds for general corporate purposes.
Under our U.S. and euro bank credit agreements, we are required to comply with financial ratios of debt to consolidated earnings before interest, income taxes, depreciation and amortization, extraordinary, unusual or non-recurring non-cash gains or losses, including the sale of property and equipment and goodwill impairments, and non-cash gains or losses from less than wholly owned subsidiaries and investments (Consolidated EBITDA), as defined in the credit agreements, and Consolidated EBITDA to interest expense. In March 2009, we amended the required debt to Consolidated EBITDA ratio within our bank credit agreements. Effective with the amendments, to the extent we maintain cash or cash equivalents in an amount sufficient for the payment of the outstanding 4.625% notes, we may exclude these notes from the calculation of debt for all periods prior to October 1, 2009. At March 31, 2009, the credit agreements required that the ratio of debt to Consolidated EBITDA be less than 3.5:1 and the ratio of Consolidated EBITDA to interest expense must be greater than 3.5:1. At March 31, 2009, we maintained a ratio of debt to Consolidated EBITDA of 2.4:1 and a ratio of Consolidated EBITDA to interest expense of 7.2:1.
We have an investment in a money market mutual fund that froze all distributions on September 17, 2008 due to liquidity constraints. Although we gave our redemption notice to this fund prior to September 17, 2008, we have not yet received our full distribution. Our original investment in this money market mutual fund was $50.0 million. At March 31, 2009, $6.4 million of the original investment had not yet been distributed. This fund is being liquidated under the supervision of the Securities and Exchange Commission (SEC).
We believe that our cash flow from operations, borrowing capacity under our credit facilities and our current cash and cash equivalents provide sufficient liquidity to maintain our current operations, pay dividends, pursue acquisitions and service our debt.
CONTRACTUAL CASH OBLIGATIONS
Our contractual cash obligations at December 31, 2008 are contained within our 2008 Annual Report on Form 10-K. During the first quarter of 2009, our total debt obligations increased approximately $362.9 million to $1,711.1 million. At March 31, 2009, our total debt obligations by period were $209.9 million, $83.2 million, $67.9 million and $1,350.1 million for the 2009, 2010-2011, 2012-2013 and 2014 and later periods, respectively. During the first quarter of 2009, our estimated interest payments increased approximately $440.1 million to $1,228.4 million. At March 31, 2009, our estimated contractual interest payments by period were $83.2 million, $191.8 million, $191.8 million and $761.7 million for the 2009, 2010-2011, 2012-2013 and 2014 and later periods, respectively. Other than the changes in total debt obligations and estimated contractual interest payments, we do not believe there have been any significant changes in our contractual cash obligations since December 31, 2008.
Our debt level will require us to dedicate a portion of our cash flow to make interest and principal payments, thereby reducing the availability of our cash for acquisitions or other purposes. Nevertheless, we believe our future operating cash flow will be sufficient to cover debt service, capital expenditures, dividends and other obligations, and that we have untapped borrowing capacity that can provide us with additional financial resources. We currently have a shelf registration statement filed with the SEC pursuant to which debt securities, preferred or common shares, or warrants may be issued. In addition, at March 31, 2009, we maintained cash and cash equivalents balances of $623.7 million and had $350.0 million available under our U.S. revolving credit facility and €250.0 million available under our euro revolving credit facility.
At March 31, 2009, we had $36.5 million of contingent obligations under standby letters of credit issued in the ordinary course of business to financial institutions, customers and insurance companies to secure short-term support for a variety of commercial transactions, insurance and benefit programs.
NEW ACCOUNTING STANDARDS
In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1

increases the frequency of fair value disclosures for financial instruments that are not currently reflected on a company’s balance sheet at fair value. FSP FAS 107-1 and APB 28-1 requires disclosure of the fair values of assets and liabilities not measured on the balance sheet at fair value on a quarterly basis, in addition to qualitative and quantitative information about fair value estimates for those financial instruments. This FSP is effective for interim and annual periods ending after June 15, 2009, with early application permitted. As FSP FAS 107-1 and APB 28-1 only requires enhanced disclosures, we do not expect that the adoption of this standard will have a material effect on our financial statements.
In December 2008, the FASB issued FSP FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132R-1 amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132R-1 requires additional disclosure surrounding the benefit plan investment allocation decision making process, the fair value of each major category of plan assets, the valuation techniques used to measure the fair value of plan assets and any significant concentrations of risk within plan assets. This FSP is effective for annual periods ending after December 15, 2009, with early application permitted. As FSP FAS 132R-1 only requires enhanced disclosures, we do not expect that the adoption of this standard will have a material effect on our financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” This statement amends the disclosure requirements for derivative instruments and hedging activities in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. At initial adoption, comparative disclosures for earlier periods are encouraged, but not required. We adopted this standard on January 1, 2009. Refer to Note 7 to the consolidated financial statements for further discussion.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements - an amendment of ARB No. 51.” This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement requires consolidated net income attributable to both the parent and the noncontrolling interest to be reported and disclosed in the consolidated financial statements. This statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. We adopted this standard on January 1, 2009 and retrospectively applied the presentation and disclosure requirements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141R requires that costs incurred to effect the acquisition be recognized separately from the acquisition as period costs. SFAS No. 141R also requires recognition of restructuring costs that the acquirer expects to incur, but is not obligated to incur, separately from the business combination. Other key provisions of this statement include the requirement to recognize the acquisition-date fair values of research and development assets separately from goodwill and the requirement to recognize changes in the amount of deferred tax benefits that are recognizable due to the business combination in either income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. At March 31, 2009, we had amounts recorded in our financial statements for unrecognized tax benefits and deferred tax valuation allowances related to past acquisitions that will affect the income tax provision in the period of reversal under SFAS No. 141R. With the exception of certain tax-related aspects described above, this statement applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. The adoption of this standard on January 1, 2009 did not have a material effect on our financial statements.
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
In the normal course of business, we use derivative financial instruments including interest rate and commodity hedges and forward foreign currency exchange contracts to manage our market risks. Our objective in managing our exposure to changes in interest rates is to limit the impact of such changes on our earnings and cash flow. Our objective in managing the exposure to changes in foreign currency exchange rates is to reduce volatility on our earnings and cash flow associated with such changes. Our primary currency exposures are the euro, the pound sterling, the Japanese yen and the Brazilian real. Our objective in managing our exposure to changes in commodity prices is to reduce the volatility on earnings of utility expense. We do not hold derivatives for trading purposes.
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
Our primary interest rate exposures relate to our cash and cash equivalents, fixed-rate and variable-rate debt and interest rate swaps. The calculation of potential loss in fair value is based on an immediate change in the net present values of our interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flow and income before tax is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% increase or decrease in interest rates would have had a respective favorable or unfavorable impact on fair values of $73.5 million and $41.7 million at March 31, 2009 and December 31, 2008, respectively. In addition, a hypothetical 10% increase or decrease in interest rates would have had a respective unfavorable or favorable impact on annualized cash flows and income before tax of $0.2 million and $0.7 million in 2009 and 2008, respectively.
Our primary currency exchange rate exposures are to foreign currency-denominated debt, intercompany debt, cash and cash equivalents and forward foreign currency exchange contracts. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our currency exposures due to a 10% shift in exchange rates. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% increase or decrease in currency exchange rates would have had a respective unfavorable or favorable impact on fair values of $13.9 million and $8.6 million at March 31, 2009 and December 31, 2008, respectively. In addition, a hypothetical 10% increase or decrease in currency exchange rates would have had a respective unfavorable or favorable impact on annualized cash flows of $26.2 million and $26.4 million and on annualized income before tax of $11.3 million and $11.9 million in 2009 and 2008, respectively.
Our primary commodity hedge exposure relates to natural gas expense. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our commodity exposure due to a 10% shift in the underlying commodity prices. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in commodity prices. A hypothetical 10% increase or decrease in commodity prices would have had a respective favorable or unfavorable impact on fair values of $1.0 million and $1.4 million at March 31, 2009 and December 31, 2008, respectively, and on annualized cash flows and income before tax of $1.0 million and $1.4 million in 2009 and 2008, respectively.
Item 4. Controls and Procedures
At the end of the period covered by this quarterly report (March 31, 2009), we carried out an evaluation, under the supervision and with the participation of the company’s management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the end of such period, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	On January 1, 2009, we issued 2,314 common shares in transactions exempt from registration under Regulation S of the Securities Act of 1933 (Securities Act). We issued the common shares to 21 employees of a wholly owned Canadian subsidiary under an employee benefit plan.

On January 28, 2009, we issued 468 common shares in a transaction exempt from registration under Regulation S of the Securities Act. We issued the common shares to one employee of a wholly owned United Kingdom subsidiary under an employee benefit plan.

On February 5, 2009, we issued 468 common shares in a transaction exempt from registration under Regulation S of the Securities Act. We issued the common shares to one employee of a wholly owned United Kingdom subsidiary under an employee benefit plan.

On February 9, 2009, we issued 468 common shares in a transaction exempt from registration under Regulation S of the Securities Act. We issued the common shares to one employee of a wholly owned United Kingdom subsidiary under an employee benefit plan.

On March 16, 2009, we issued 348 common shares in a transaction exempt from registration under Regulation S of the Securities Act. We issued the common shares to one employee of a wholly owned United Kingdom subsidiary under an employee benefit plan.

On March 25, 2009, we issued 1,564 common shares in a transaction exempt from registration under Regulation S of the Securities Act. We issued the common shares to one employee of a wholly owned United Kingdom subsidiary under an employee benefit plan.

(c)	The following table provides information regarding our purchases of Lubrizol common shares during the quarter.

				Maximum Number
			Total Number	(or Approximate Dollar
			of Shares (or Units)	Value) of Shares (or
	Total Number of	Average Price	Purchased as Part of	Units) that May Yet be
	Shares (or Units)	Paid per Share	Publicly Announced	Purchased Under the
Period	Purchased	(or Unit)	Plans or Programs	Plans or Programs[1]
Month #1 (Jan. 1, 2009 through Jan. 31, 2009)	–	N/A	–	3,755,918
Month #2 (Feb. 1, 2009 through Feb. 28, 2009)	–	N/A	–	3,755,918
Month #3 (Mar. 1, 2009 through Mar. 31, 2009)	–	N/A	–	3,755,918

Total	–		–	3,755,918

[1]	This column represents common shares that we are permitted to purchase pursuant to a share repurchase program authorized by our board of directors and announced on April 27, 2007. This share repurchase program permits the company to repurchase up to 5.0 million of its common shares in the open market or through negotiated transactions. The program will expire when all authorized shares have been repurchased. In the third quarter of 2008, we suspended temporarily our share repurchase program.

Item 6. Exhibits
3.1	Second Amended and Restated Articles of Incorporation of The Lubrizol Corporation, effective as of May 6, 2009.

3.2	Amended and Restated Regulations of The Lubrizol Corporation, effective as of April 27, 2009.

4.1	Indenture, dated as of January 27, 2009, by and between The Lubrizol Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the company’s current report on Form 8-K filed with the SEC on January 27, 2009).

4.2	First Supplemental Indenture to the Indenture dated as of January 27, 2009, by and between The Lubrizol Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the company’s current report on Form 8-K filed with the SEC on January 27, 2009).

4.3	Form of $500,000,000 8.875% Notes due 2019 (incorporated by reference to Exhibit 4.3 to the company’s current report on Form 8-K filed with the SEC on January 27, 2009).

10.1	Credit Agreement dated as of February 2, 2009 among The Lubrizol Corporation, the Initial Lenders named therein, KeyBanc Capital Markets, as joint lead arranger and sole bookrunner, PNC Capital Markets LLC, as joint lead arranger, PNC Bank, National Association, as syndication agent, and KeyBank National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the company’s current report on Form 8-K filed with the SEC on February 5, 2009).

10.2	Letter Amendment No. 3 dated March 4, 2009, to the Credit Agreement dated as of August 24, 2004, among The Lubrizol Corporation, Citigroup North America, Inc., as agent, and the banks, financial institutions and other institutional lenders named therein, as amended and restated as of March 29, 2005, and as further amended as of August 23, 2005 and September 20, 2006 (incorporated herein by reference to Exhibit 4.1 to the company’s current report on Form 8-K/A filed with the SEC on March 10, 2009).

10.3	Letter Amendment No. 2 dated March 4, 2009, to the Five Year Credit Agreement dated as of September 14, 2005 among Lubrizol Holdings France S.A.S. and Lubrizol Advanced Materials Europe BVBA, The Lubrizol Corporation, ABN AMRO Bank N.V. as agent and the lenders named therein, as amended as of September 20, 2006 (incorporated herein by reference to Exhibit 4.2 to the company’s current report on Form 8-K/A filed with the SEC on March 10, 2009).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LUBRIZOL CORPORATION
/s/ W. Scott Emerick
W. Scott Emerick
Chief Accounting Officer and Duly Authorized Signatory of The Lubrizol Corporation

Date: May 8, 2009

Exhibit Index
3.1	Second Amended and Restated Articles of Incorporation of The Lubrizol Corporation, effective as of May 6, 2009.

3.2	Amended and Restated Regulations of The Lubrizol Corporation, effective as of April 27, 2009.

4.1	Indenture, dated as of January 27, 2009, by and between The Lubrizol Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the company’s current report on Form 8-K filed with the SEC on January 27, 2009).

4.2	First Supplemental Indenture to the Indenture dated as of January 27, 2009, by and between The Lubrizol Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the company’s current report on Form 8-K filed with the SEC on January 27, 2009).

4.3	Form of $500,000,000 8.875% Notes due 2019 (incorporated by reference to Exhibit 4.3 to the company’s current report on Form 8-K filed with the SEC on January 27, 2009).

10.1	Credit Agreement dated as of February 2, 2009 among The Lubrizol Corporation, the Initial Lenders named therein, KeyBanc Capital Markets, as joint lead arranger and sole bookrunner, PNC Capital Markets LLC, as joint lead arranger, PNC Bank, National Association, as syndication agent, and KeyBank National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the company’s current report on Form 8-K filed with the SEC on February 5, 2009).

10.2	Letter Amendment No. 3 dated March 4, 2009, to the Credit Agreement dated as of August 24, 2004, among The Lubrizol Corporation, Citigroup North America, Inc., as agent, and the banks, financial institutions and other institutional lenders named therein, as amended and restated as of March 29, 2005, and as further amended as of August 23, 2005 and September 20, 2006 (incorporated herein by reference to Exhibit 4.1 to the company’s current report on Form 8-K/A filed with the SEC on March 10, 2009).

10.3	Letter Amendment No. 2 dated March 4, 2009, to the Five Year Credit Agreement dated as of September 14, 2005 among Lubrizol Holdings France S.A.S. and Lubrizol Advanced Materials Europe BVBA, The Lubrizol Corporation, ABN AMRO Bank N.V. as agent and the lenders named therein, as amended as of September 20, 2006 (incorporated herein by reference to Exhibit 4.2 to the company’s current report on Form 8-K/A filed with the SEC on March 10, 2009).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.