Form 10-Q
period 2009-06-30
LUBRIZOL CORP
filed 2009-08-07
CIK 60751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
Number of the registrant’s common shares, without par value, outstanding as of July 31, 2009: 67,630,219.

THE LUBRIZOL CORPORATION
Quarterly Report on Form 10-Q
Three and Six Months Ended June 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE LUBRIZOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Millions of Dollars Except Per Share Data)	2009	2008	2009	2008
Revenues	$1,111.0	$1,350.2	$2,123.4	$2,577.5
Cost of sales	717.2	1,044.7	1,455.7	1,979.2

Gross profit	393.8	305.5	667.7	598.3

Selling and administrative expenses	111.8	101.9	205.6	210.5
Research, testing and development expenses	49.2	55.7	98.2	109.8
Amortization of intangible assets	6.2	7.0	12.5	14.0
Restructuring and impairment charges	10.1	14.6	21.5	19.4
Other income-net	(5.3)	(4.0)	(10.5)	(8.9)
Interest income	(1.6)	(3.1)	(4.3)	(7.3)
Interest expense	27.5	20.7	56.9	38.6

Income before income taxes	195.9	112.7	287.8	222.2
Provision for income taxes	60.0	32.0	86.7	65.5

Net income	135.9	80.7	201.1	156.7
Net income attributable to noncontrolling interests	4.0	2.6	5.0	5.0

Net income attributable to The Lubrizol Corporation	$131.9	$78.1	$196.1	$151.7

Net income per share attributable to The Lubrizol Corporation, basic	$1.95	$1.14	$2.90	$2.22

Net income per share attributable to The Lubrizol Corporation, diluted	$1.92	$1.13	$2.87	$2.19

Dividends paid per share	$0.31	$0.31	$0.62	$0.61

Amounts shown are unaudited.
The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In Millions of Dollars Except Share Data)	2009	2008
ASSETS
Cash and cash equivalents	$860.8	$186.2
Investments	0.9	9.8
Receivables	654.7	608.5
Inventories	595.9	814.6
Other current assets	109.1	80.8

Total current assets	2,221.4	1,699.9

Property and equipment — at cost	2,901.8	2,878.0
Less accumulated depreciation	1,713.8	1,680.4

Property and equipment — net	1,188.0	1,197.6

Goodwill	783.7	782.1
Intangible assets — net	350.8	361.0
Investments in non-consolidated companies	9.1	7.3
Other assets	111.3	102.6

TOTAL	$4,664.3	$4,150.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$220.3	$391.2
Accounts payable	274.3	350.4
Accrued expenses and other current liabilities	305.4	279.7

Total current liabilities	800.0	1,021.3

Long-term debt	1,484.8	954.6
Pension obligations	349.3	340.1
Other postretirement benefit obligations	85.5	83.1
Noncurrent liabilities	136.9	129.1
Deferred income taxes	38.2	37.7

Total liabilities	2,894.7	2,565.9

Contingencies and commitments

Preferred stock without par value — unissued	—	—
Common shares without par value:
Authorized — 120,000,000 shares
Outstanding — 67,525,020 shares at June 30, 2009 after deducting 18,670,874 treasury shares; 67,257,963 shares at December 31, 2008 after deducting 18,937,931 treasury shares	775.8	764.7
Retained earnings	1,060.6	906.3
Accumulated other comprehensive loss	(130.3)	(147.3)

Total of The Lubrizol Corporation shareholders’ equity	1,706.1	1,523.7

Noncontrolling interests	63.5	60.9

Total shareholders’ equity	1,769.6	1,584.6

TOTAL	$4,664.3	$4,150.5

Amounts shown are unaudited.
The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(In Millions of Dollars)	2009	2008
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income	$201.1	$156.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	82.4	84.2
Deferred income taxes	(17.4)	(3.6)
Deferred compensation	9.0	5.9
Restructuring and impairment charges	6.9	14.9
Gain from investments and sales of property and equipment	—	(0.1)
Change in current assets and liabilities, net of acquisitions:
Receivables	(36.0)	(141.7)
Inventories	219.1	(38.1)
Accounts payable, accrued expenses and other current liabilities	(19.2)	25.1
Other current assets	(7.8)	(3.9)

	156.1	(158.6)
Other items-net	8.7	(0.2)

Total operating activities	446.8	99.2

INVESTING ACTIVITIES
Capital expenditures	(75.9)	(97.6)
Acquisitions	(2.6)	0.9
Proceeds from investments	5.6	—
Net proceeds from sales of property and equipment	0.1	0.3

Total investing activities	(72.8)	(96.4)

FINANCING ACTIVITIES
Changes in short-term debt-net	(0.7)	—
Repayments of long-term debt	(285.7)	—
Proceeds from the issuance of long-term debt	646.3	—
Payment of Treasury rate lock upon settlement	(16.7)	—
Payment of debt issuance costs	(4.8)	—
Dividends paid	(41.8)	(41.6)
Dividends to noncontrolling interests	(2.5)	(3.7)
Common shares purchased	—	(50.1)
Proceeds from the exercise of stock options	3.3	3.0
Excess tax benefit from the exercise of stock options and awards	0.7	2.0

Total financing activities	298.1	(90.4)

Effect of exchange rate changes on cash	2.5	5.4

Net increase (decrease) in cash and cash equivalents	674.6	(82.2)

Cash and cash equivalents at the beginning of period	186.2	502.3

Cash and cash equivalents at the end of period	$860.8	$420.1

Amounts shown are unaudited.
The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2009 and 2008
(In Millions, Except Share and Per Share Data)
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for a complete set of financial statements.
The company has evaluated subsequent events occurring through August 7, 2009, the date upon which the consolidated financial statements were issued.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income attributable to The Lubrizol Corporation	$131.9	$78.1	$196.1	$151.7

Denominator (in millions of shares):
Weighted-average common shares outstanding	67.8	68.3	67.7	68.4
Dilutive effect of stock options and awards	0.8	0.8	0.6	0.8

Denominator for net income per share, diluted	68.6	69.1	68.3	69.2

Net income per share attributable to The Lubrizol Corporation, basic	$1.95	$1.14	$2.90	$2.22

Net income per share attributable to The Lubrizol Corporation, diluted	$1.92	$1.13	$2.87	$2.19

Options to purchase 0.7 million shares and 1.3 million shares were excluded from the diluted earnings per share calculations because they were antidilutive for the three and six months ended June 30, 2009, respectively. Options to purchase 0.5 million shares were excluded from the diluted earnings per share calculations because they were antidilutive for both the three and six months ended June 30, 2008.

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
New Accounting Standards
ACCOUNTING STANDARDS ADOPTED IN 2009
In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events.” SFAS 165 establishes standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. The adoption of this standard on June 30, 2009, did not have a material effect on the company’s financial statements.
In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 increases the frequency of fair value disclosures for financial instruments that currently are not reflected on a company’s balance sheet at fair value. FSP FAS 107-1 and APB 28-1 requires disclosure of the fair values of assets and liabilities not measured on the balance sheet at fair value on a quarterly basis, in addition to qualitative and quantitative information about fair value estimates for those financial instruments. The company adopted this standard on June 30, 2009. Refer to Note 6 for further discussion.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” This statement amends the disclosure requirements for derivative instruments and hedging activities in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The company adopted this standard on January 1, 2009. Refer to Note 7 for further discussion.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements — an amendment of ARB No. 51.” This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement requires consolidated net income attributable to both the parent and the noncontrolling interest to be reported and disclosed in the consolidated financial statements. This statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. The company adopted this standard on January 1, 2009, and retrospectively applied the presentation and disclosure requirements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141R requires that costs incurred to effect the acquisition be recognized separately from the acquisition as period costs. SFAS No. 141R also requires the recognition of restructuring costs that the acquirer expects to incur, but is not obligated to incur, separately from the business combination. Other key provisions of this statement include the requirement to recognize the acquisition-date fair values of research and development assets separately from goodwill and the requirement to recognize changes in the amount of deferred tax benefits that are recognizable due to the business combination in either income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. At June 30, 2009, the company had amounts recorded in its financial statements for unrecognized tax benefits and deferred tax valuation allowances related to past acquisitions that will affect the income tax provision in the period of reversal under SFAS No. 141R. With the exception of certain tax-related aspects described above, this statement applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. The adoption of this standard on January 1, 2009 did not have a material effect on the company’s financial statements.
ACCOUNTING STANDARDS NOT YET ADOPTED
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 establishes the Accounting Standards Codification (ASC) as the sole source of authoritative, nongovernmental U.S. GAAP. The ASC does not create new accounting or reporting guidance, but rather is intended to facilitate research of applicable U.S. GAAP to a particular transaction or accounting issue by organizing existing U.S. GAAP literature into various accounting topics. The ASC is effective for financial statements that cover interim and annual periods ending after September 15, 2009. The company does not expect that the adoption of this standard will have a material effect on its financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 eliminates the exception to consolidating qualifying special-purpose entities within FASB Interpretation 46(R), contains new criteria for determining the primary beneficiary and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the provisions of FASB Interpretation 46(R). SFAS 167 is effective for fiscal years beginning after November 15, 2009, and for interim periods within that first period, with earlier adoption prohibited. The company is evaluating the impact of this standard on its financial statements.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140.” SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 is effective for transfers of financial assets in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years, with earlier adoption prohibited. The company is evaluating the impact of this standard on its financial statements.
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

3. Acquisitions
On December 31, 2008, the company completed the acquisition of the thermoplastic polyurethane business from The Dow Chemical Company (Dow) for approximately $59.9 million in cash, including transaction costs. The acquisition included technology, trade names, customer lists and manufacturing know-how. As part of the transaction, the company also acquired a manufacturing facility in La Porte, Texas, which included equipment and inventory. The preliminary purchase price allocation for this acquisition included goodwill of $2.2 million and intangible assets of $19.4 million, which included $1.6 million of in-process research and development.
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
The pro forma impacts of acquisitions in 2008 were immaterial to the company’s consolidated financial statements.
4. Inventories
The company’s inventories were comprised of the following:

	June 30,	December 31,
	2009	2008
Finished products	$363.1	$468.8
Products in process	94.5	137.8
Raw materials	102.7	172.8
Supplies and engine test parts	35.6	35.2

Total inventory	$595.9	$814.6

During the three and six months ended June 30, 2009, a reduction in inventory resulted in a liquidation of LIFO inventory quantities carried at higher costs and increased cost of sales by $1.4 million and $8.5 million, respectively.
5. Goodwill and Intangible Assets
Goodwill is tested for impairment at the reporting unit level as of October 1 of each year or if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The company has determined that the Lubrizol Additives operating segment constitutes a reporting unit, and that the Noveon® consumer specialties product line, Estane® engineered polymers business, TempRite® engineered polymers business and performance coatings product line within the Lubrizol Advanced Materials operating segment constitute separate reporting units.

The carrying amount of goodwill by reportable segment at June 30, 2009, was as follows:

	Lubrizol
	Advanced	Lubrizol
	Materials	Additives	Total
Balance, December 31, 2008	$599.0	$183.1	$782.1
Purchase adjustments	(0.5)	—	(0.5)
Translation adjustments	0.4	1.7	2.1

Balance, June 30, 2009	$598.9	$184.8	$783.7

The major components of the company’s identifiable intangible assets are customer lists, technology, trademarks, patents, land-use rights, favorable lease arrangements and non-compete agreements. Finite-lived intangible assets are amortized over their useful lives, which range between 3 and 20 years, except for land-use rights which have useful lives up to 50 years. The company’s indefinite-lived intangible assets include certain trademarks that are tested for impairment each year as of October 1 or more frequently if impairment indicators arise. Indefinite-lived trademarks are assessed for impairment separately from goodwill.
The following table shows the components of identifiable intangible assets:

	June 30, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists	$193.2	$51.2	$189.2	$44.1
Technology	148.4	58.6	160.3	66.9
Trademarks	30.5	9.2	30.3	8.3
Patents	11.2	5.6	10.2	4.6
Land-use rights and favorable lease arrangements	11.4	2.0	14.6	1.9
Non-compete agreements	0.8	0.3	1.0	0.3

Total amortized intangible assets	395.5	126.9	405.6	126.1
Non-amortized trademarks	82.2	—	81.5	—

Total	$477.7	$126.9	$487.1	$126.1

6. Debt
The company’s debt was comprised of the following:

	June 30,	December 31,
	2009	2008
Short-term debt and current portion of long-term debt:
Current portion of long-term debt	$216.1	$386.3
Other short-term debt	4.2	4.9

	$220.3	$391.2

Long-term debt:
4.625% notes, due 2009, net of original issue discount of $0.1 million at December 31, 2008, and fair value adjustments of $1.6 million and $4.3 million for unrealized gains on derivative instruments at June 30, 2009 and December 31, 2008, respectively	$206.5	$386.0
5.5% notes, due 2014, net of original issue discount of $1.8 million and $1.9 million at June 30, 2009 and December 31, 2008, respectively and fair value adjustments of $3.0 million for unrealized gains on derivative instruments at June 30, 2009	451.2	448.1
8.875% notes, due 2019, net of original issue discount of $3.6 million at June 30, 2009	496.4	—
7.25% debentures, due 2025	100.0	100.0
6.5% debentures, due 2034, net of original issue discount of $4.7 million at both June 30, 2009 and December 31, 2008	295.3	295.3
Debt supported by long-term banking arrangements:
Term loan, at LIBOR plus 2.75% (3.07% at June 30, 2009)	150.0	—
U.S. revolving credit borrowing, at prime (3.25% at December 31, 2008)	—	75.0
Euro revolving credit borrowing, at EURIBOR plus .325% (3.036% at December 31, 2008)	—	34.9
Other	1.5	1.6

	1,700.9	1,340.9
Less: current portion of long-term debt	216.1	386.3

Total long-term debt	$1,484.8	$954.6

In July 2009, the company entered into a three-year, unsecured €150.0 million revolving credit facility maturing in July 2012. In conjunction with this new facility, the company terminated the €250.0 million revolving credit facility that would have matured in September 2010. This new facility permits the company to borrow at variable rates based on EURIBOR for euro borrowings or LIBOR for dollar or pound sterling borrowings plus a specified credit spread. The company may elect to increase the facility amount once each year in increments of €10.0 million, up to an aggregate maximum of €200.0 million, subject to approval by the lenders. The company has not drawn under this facility.
In March 2009, the company repurchased $177.0 million of the 4.625% notes due October 1, 2009, at a purchase price of 100.5% per note, resulting in a loss on retirement of $1.3 million. The company also accelerated amortization of $0.6 million in debt issuance costs, Treasury rate lock agreements and original issue discounts associated with the repurchased notes. The loss on retirement and accelerated amortization costs resulting from the repurchase of the 4.625% notes were included in interest expense within the accompanying consolidated statements of income. The remaining balance outstanding on the 4.625% notes was $204.9 million at June 30, 2009.

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
In January 2009, the company issued senior unsecured notes having an aggregate principal amount of $500.0 million at a price of 99.256%. The notes mature on February 1, 2019, and bear interest at 8.875% per annum, payable semi-annually on February 1 and August 1 of each year. Including debt issuance costs, original issue discounts and losses on Treasury rate lock agreements, the notes have an effective annualized interest rate of approximately 9.2%. The notes include a step-up in interest payable in the event of certain ratings downgrades by credit rating agencies. Upon the occurrence of a change of control triggering event, as defined in the indenture, the company would be required to make an offer to repurchase the notes at 101% of their principal amount. The company used a portion of the net proceeds from these notes to repurchase $177.0 million of the 4.625% notes and intends to repay in full at maturity the $204.9 million remaining aggregate principal amount of these notes due October 1, 2009.
The U.S. and euro bank credit agreements contain customary affirmative covenants including, among others, compliance with laws, payment of taxes, maintenance of insurance, conduct of business, keeping of books and records, maintenance of properties and ensuring the credit facilities receive the same rights and privileges as any future senior unsecured debt. The agreements also contain customary negative covenants including, among others, restrictions on: liens and encumbrances, sale of assets and affiliate transactions. Additionally, the company is required to comply with financial ratios of debt to consolidated earnings before interest, income taxes, depreciation and amortization, extraordinary, unusual or non-recurring non-cash gains or losses, including the sale of property and equipment and goodwill impairments, and non-cash gains or losses from less than wholly owned subsidiaries and investments (Consolidated EBITDA), as defined in the credit agreements, and Consolidated EBITDA to interest expense.
In March 2009, the company amended the required debt to Consolidated EBITDA ratio within the bank credit agreements. Effective with the amendments, to the extent that the company has cash or cash equivalents in an amount sufficient for the payment of the outstanding 4.625% notes, the company may exclude these notes from the calculation of debt for all periods prior to October 1, 2009. At June 30, 2009, the credit agreements required that the ratio of debt to Consolidated EBITDA be less than 3.5:1 and the ratio of Consolidated EBITDA to interest expense be greater than 3.5:1. At June 30, 2009, the company maintained a ratio of debt to Consolidated EBITDA of 2.2:1 and a ratio of Consolidated EBITDA to interest expense of 7.4:1.
The bank credit agreements also contain customary events of default including, among others, failure to make payment when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, the occurrence of one or more unstayed judgments in excess of $25.0 million that is not covered by an acceptable policy of insurance, a party obtaining a beneficial ownership in excess of 20% of the company’s voting stock, or the incurrence of $25.0 million of liabilities related to violations of employee benefit plan regulations or the withdrawal or termination of a multiemployer benefit plan. At June 30, 2009, the company was in compliance with all of its covenants and has not committed any acts of default.
The estimated fair value of the company’s debt instruments at June 30, 2009 and December 31, 2008 approximated $1,728.7 million and $1,239.3 million, respectively, compared with a carrying value of $1,705.1 million and $1,345.8 million, respectively. The fair value of the company’s debt instruments was estimated using prevailing market interest rates on long-term debt with similar creditworthiness, terms and maturities.

7. Derivative Instruments and Hedging Activities
In the normal course of business, the company uses derivative financial instruments, including interest rate swap agreements, Treasury rate lock agreements, commodity purchase contracts and foreign currency forward contracts, to manage its risks. The company’s objective in managing its exposure to changes in interest rates is to limit the impact of such changes on its earnings and cash flow. The company manages its interest rate risk using a mix of fixed-rate and variable-rate debt. To achieve this mix in a cost-efficient manner, the company may enter into interest rate swap agreements in which the company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. The company also is exposed to interest rate risk on forecasted debt issuances. To manage this risk, the company may use Treasury rate lock agreements to fix the rate used to determine the interest payments related to all or a portion of the forecasted debt issuance. The company’s objective in managing its exposure to changes in commodity prices is to reduce the volatility on earnings of utility expense through the use of commodity purchase contracts. The company’s objective in managing its exposure to changes in foreign currency exchange rates is to reduce the volatility on its earnings and cash flow through the use of foreign currency forward contracts. The company does not hold derivatives for trading purposes.
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
The company designated its interest rate swap agreements as fair value hedges of fixed-rate borrowings, commodity purchase contracts as cash flow hedges of forecasted purchases of natural gas and Treasury rate lock agreements as cash flow hedges of the semi-annual interest payments associated with forecasted debt issuances. Foreign currency forward contracts are not designated as hedging instruments. The company’s derivative instruments do not contain any credit-risk-related contingent features.

The following table shows the location and fair value of derivative instruments reported in the consolidated balance sheets at June 30, 2009 and December 31, 2008:

Asset Derivatives
		June 30,	December 31,
	Balance Sheet Location	2009	2008

Derivatives designated as hedging instruments:
Interest rate swap agreements	Other current assets	$1.6	$4.3
Interest rate swap agreements	Other assets	3.0	—

		$4.6	$4.3

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$0.1	$2.1

Liability Derivatives
		June 30,	December 31,
	Balance Sheet Location	2009	2008

Derivatives designated as hedging instruments:
Treasury rate lock agreements	Accrued expenses and other current liabilities	$—	$20.0
Commodity purchase contracts	Accrued expenses and other current liabilities	5.4	5.5
Commodity purchase contracts	Noncurrent liabilities	1.0	1.5

		$6.4	$27.0

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$0.4	$0.3

Fair Value Hedges
In May and June 2009, the company entered into three interest rate swap agreements, each with a notional amount of $50.0 million, that effectively converted the interest on $150.0 million of outstanding 5.50% notes due 2014 to a variable rate of six-month LIBOR plus 134 basis points, 156.25 basis points and 188 basis points. In November 2004, the company entered into four interest rate swap agreements, each with a notional amount of $50.0 million, that effectively converted the interest on $200.0 million of outstanding 4.625% notes due 2009 to a variable rate of six-month LIBOR plus 40 basis points. In June 2004, the company entered into two interest rate swap agreements, each with a notional amount of $100.0 million, that effectively converted the interest on $200.0 million of then outstanding 5.875% notes due 2008 to a variable rate of six-month LIBOR plus 111 basis points. These swaps are designated as fair value hedges of underlying fixed-rate debt obligations.

The effective portions of gains and losses on interest rate swap agreements designated as fair value hedges and the offsetting losses or gains on the hedged liabilities recognized in current earnings for the three and six months ended June 30, 2009 and 2008 were as follows:

		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	June 30,		June 30,
Derivative	Recognized in Earnings	2009	2008	2009	2008
Interest rate swap agreements	Interest expense	$1.7	$(5.9)	$0.3	$2.6

		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	June 30,		June 30,
Hedged Item	Recognized in Earnings	2009	2008	2009	2008
Long-term debt	Interest expense	$(1.7)	$5.9	$(0.3)	$(2.6)

Cash Flow Hedges
The company uses commodity purchase contracts to manage its exposure to changes in prices for natural gas. At June 30, 2009 and December 31, 2008, the notional amounts of open contracts totaled $17.0 million and $20.9 million, respectively. Contract maturities are less than 24 months.
In November 2008, the company entered into several Treasury rate lock agreements with an aggregate notional principal amount of $200.0 million, all maturing on March 31, 2009, whereby the company had locked in Treasury rates relating to a portion of the then anticipated debt issuance in the first quarter of 2009. These Treasury rate lock agreements were designated as cash flow hedges of the semi-annual interest payments associated with the forecasted debt issuance. In January 2009, the company incurred a pre-tax loss of $16.7 million on the termination of these agreements in conjunction with the issuance of the 8.875% notes.
In June 2004, the company entered into several Treasury rate lock agreements with an aggregate notional principal amount of $900.0 million, all maturing on September 30, 2004, whereby the company had locked in Treasury rates relating to a portion of the then anticipated debt issuance. These Treasury rate lock agreements were designated as cash flow hedges of the semi-annual interest payments associated with the forecasted debt issuance. In September 2004, the company incurred a pre-tax loss on the termination of these agreements in an aggregate amount of $73.9 million.
Losses upon termination of Treasury rate lock agreements are reported as a component within accumulated other comprehensive loss (AOCL) and reclassified into earnings over the term of the associated debt issuance. The unamortized balance of the Treasury rate lock agreements recorded in AOCL, net of tax, was $43.3 million and $34.7 million at June 30, 2009 and December 31, 2008, respectively.

The effective portions of gains and (losses) on derivative instruments designated as cash flow hedges recognized in other comprehensive income, net of tax, for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative	2009	2008	2009	2008

Commodity purchase contracts	$(0.1)	$4.0	$(2.5)	$6.6
Treasury rate lock agreements	—	—	2.1	—

	$(0.1)	$4.0	$(0.4)	$6.6

The effective portions of pre-tax gains and (losses) on derivative instruments designated as cash flow hedges reclassified from AOCL into earnings for the three and six months ended June 30, 2009 and 2008 were as follows:

	Location of Gain (Loss)	Three Months Ended		Six Months Ended
	Reclassified from	June 30,		June 30,
Derivative	AOCL into Earnings	2009	2008	2009	2008

Commodity purchase contracts	Cost of sales	$(2.4)	$0.9	$(4.4)	$0.6
Treasury rate lock agreements	Interest expense	(1.4)	(1.2)	(3.2)	(2.9)

		$(3.8)	$(0.3)	$(7.6)	$(2.3)

The company estimates that it will reclassify into earnings during the next twelve months losses of approximately $5.0 million ($3.2 million net of tax) and $5.4 million ($3.5 million net of tax) from the amounts recorded in AOCL for Treasury rate lock agreements and commodity purchase contracts, respectively.
Derivative Instruments Not Designated as Hedges
The company selectively uses foreign currency forward contracts, in addition to working capital management, pricing and sourcing, to minimize the potential effect of currency changes on its earnings. The company’s principal currency exposures are the euro, the pound sterling, the Japanese yen, the Canadian dollar and the Brazilian real. The company does not designate these foreign currency forward contracts as hedges, as the objective for entering into these contracts is to minimize the amount of transaction gains or losses that are included in current earnings arising from exchange rate changes. The maximum amount of foreign currency forward contracts outstanding at any one time was $29.3 million during the six months ended June 30, 2009. At June 30, 2009 and December 31, 2008, the notional amounts of open short-term forward contracts to buy or sell currencies were $6.7 million and $25.0 million, respectively. The company recognized the losses on foreign currency forward contracts for the three and six months ended June 30, 2009 and 2008 as follows:

	Location of Loss	Three Months Ended		Six Months Ended
	Recognized	June 30,		June 30,
Derivative	in Earnings	2009	2008	2009	2008

Foreign currency forward contracts	Other income-net	$(1.0)	$(1.4)	$(0.8)	$(1.2)

8. Fair Value Measurements
The company estimates the fair value of financial instruments using available market information and generally accepted valuation methodologies. Fair value is defined as the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are classified into three levels: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The following table shows the company’s financial assets and liabilities accounted for at fair value on a recurring basis at June 30, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market mutual funds (1)	$753.6	$749.4	$4.2	$—
Interest rate swaps (2)	4.6	—	4.6	—
Foreign currency forward contracts (3)	0.1	—	0.1	—

	$758.3	$749.4	$8.9	$—

Liabilities:
Commodity purchase contracts (4)	$6.4	$—	$6.4	$—
Foreign currency forward contracts (3)	0.4	—	0.4	—

	$6.8	$—	$6.8	$—

(1)	The company records the fair value of money market mutual funds within cash and cash equivalents, investments and other assets. The fair value of money market mutual funds held in inactive markets is corroborated through quoted prices in active markets for the fund’s underlying holdings, considering nonperformance and liquidity risks.

(2)	The fair value of interest rate swaps are obtained from counterparty quotes, which use discounted cash flows and the then-applicable forward interest rates.

(3)	The fair value of foreign currency forward contracts is based on the difference between the contract prices and market forward rates that are obtained from counterparty quotes.

(4)	The fair value of commodity purchase contracts is based on counterparty quotes of market forward rates and reflects the present value of the amount that the company would pay or receive for contracts involving the same notional amounts and maturity dates.

9. Comprehensive Income
Total comprehensive income was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$135.9	$80.7	$201.1	$156.7
Foreign currency translation adjustment	43.7	(13.9)	9.5	62.2
Pension and other postretirement benefit plans	0.3	0.2	3.1	0.8
Gain on natural gas hedges, net	1.4	3.4	0.3	6.2
Changes in treasury rate locks, net	0.9	0.8	4.2	1.9

Total comprehensive income	$182.2	$71.2	$218.2	$227.8
Less: Comprehensive income attributable to noncontrolling interests	5.0	2.5	5.1	4.9

Comprehensive income attributable to The Lubrizol Corporation	$177.2	$68.7	$213.1	$222.9

10. Shareholders’ Equity
The following table summarizes the changes in shareholders’ equity since January 1, 2009:

		Shareholders’ Equity
				Accumulated
	Number of			Other
	Shares	Common	Retained	Comprehensive	Noncontrolling
	Outstanding	Shares	Earnings	Loss	Interests	Total

Balance, January 1, 2009	67.3	$764.7	$906.3	$(147.3)	$60.9	$1,584.6

Comprehensive income:
Net income			196.1		5.0	201.1
Other comprehensive income				17.0	0.1	17.1

Total comprehensive income						218.2
Dividends declared			(41.8)		(2.5)	(44.3)
Deferred stock compensation		8.0				8.0
Shares issued upon exercise of stock options and awards	0.2	3.3				3.3
Tax benefit (shortfall) from stock compensation		(0.2)				(0.2)

Balance, June 30, 2009	67.5	$775.8	$1,060.6	$(130.3)	$63.5	$1,769.6

11. Segment Reporting
The company is organized into two operating and reportable segments: Lubrizol Additives and Lubrizol Advanced Materials. Lubrizol Additives consists of two product lines: (i) engine additives and (ii) driveline and industrial additives. Engine additives is comprised of additives for lubricating engine oils, such as for gasoline, diesel, marine and stationary engines, and additives for fuels, refinery and oil field chemicals. Driveline and industrial additives is comprised of additives for driveline oils, such as automatic transmission fluids, gear oils and tractor lubricants and industrial additives, such as additives for hydraulic, grease and metalworking fluids, as well as compressor lubricants. Both product lines sell viscosity modifiers, as well as provide services for supply chain and knowledge center management.

The Lubrizol Advanced Materials segment consists of three product lines: (i) engineered polymers, (ii) performance coatings and (iii) Noveon consumer specialties. The engineered polymers product line includes products such as TempRite engineered polymers and Estane thermoplastic polyurethane. Engineered polymers products are sold to a diverse customer base comprised of major manufacturers in the construction, automotive, telecommunications, electronics and recreation industries. The performance coatings product line includes high-performance polymers and additives for specialty paper, graphic arts, paints, textiles and coatings applications that are sold to customers worldwide. The Noveon consumer specialties product line includes acrylic thickeners, film formers, fixatives, emollients, silicones, specialty surfactants, methyl glucoside, lanolin derivatives and cassia hydrocolloids. The company markets products in the Noveon consumer specialties product line to customers worldwide, which include major manufacturers of cosmetics, personal care and household products.
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
The results for these two businesses now are reported in the driveline and industrial additives product line within the Lubrizol Additives segment. Additionally, upon the adoption of SFAS 160, the company revised its measurement of segment operating income to include income attributable to noncontrolling interests. Previously, segment operating income excluded the portion of income attributable to noncontrolling interests. The results for the prior periods presented have been adjusted retrospectively to conform to the current year presentation.

The following table presents a summary of the results of the company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues from external customers:
Lubrizol Additives	$802.8	$945.6	$1,530.6	$1,790.3
Lubrizol Advanced Materials	308.2	404.6	592.8	787.2

Total revenues	$1,111.0	$1,350.2	$2,123.4	$2,577.5

Segment operating income:
Lubrizol Additives	$221.2	$122.2	$339.9	$239.0
Lubrizol Advanced Materials	36.6	34.7	62.1	63.9

Segment operating income	257.8	156.9	402.0	302.9

Corporate expenses	(28.8)	(12.5)	(44.8)	(33.7)
Corporate other income-net	2.9	0.5	4.7	3.7
Restructuring and impairment charges	(10.1)	(14.6)	(21.5)	(19.4)
Interest expense-net	(25.9)	(17.6)	(52.6)	(31.3)

Income before income taxes	$195.9	$112.7	$287.8	$222.2

The company’s total assets by segment were as follows:

	June 30,	December 31,
	2009	2008
Segment total assets:
Lubrizol Additives	$1,738.4	$1,853.8
Lubrizol Advanced Materials	1,832.2	1,843.2

Total segment assets	3,570.6	3,697.0

Corporate assets	1,093.7	453.5

Total consolidated assets	$4,664.3	$4,150.5

12. Pension and Postretirement Benefits
The company has noncontributory defined benefit pension plans covering most employees. Pension benefits under these plans are based on years of service and compensation. The company’s funding policy in the United States is to contribute amounts to satisfy the funding standards of the Internal Revenue Code of 1986, as amended, and the Employee Retirement Income Security Act of 1974, as amended. Outside of the United States, the company’s policy is to fund amounts in accordance with local regulations. Several of the company’s smaller defined benefit plans are not funded.
The company also provides non-pension postretirement benefits, primarily health care benefits, for some employees. Participants contribute a portion of the cost of these benefits. The company’s non-pension postretirement benefit plans are not funded.

The components of net periodic pension cost consisted of the following:

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
		Non-			Non-
	U.S. Plans	U.S. Plans	Total	U.S. Plans	U.S. Plans	Total
Service cost — benefits earned during period	$5.2	$2.0	$7.2	$5.0	$3.2	$8.2
Interest cost on projected benefit obligation	6.8	3.7	10.5	6.6	4.6	11.2
Expected return on plan assets	(5.9)	(3.2)	(9.1)	(5.2)	(4.0)	(9.2)
Amortization of prior service costs	0.6	0.1	0.7	0.6	0.2	0.8
Recognized net actuarial loss	1.1	0.3	1.4	0.4	0.5	0.9

Net periodic pension cost	$7.8	$2.9	$10.7	$7.4	$4.5	$11.9

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
		Non-			Non-
	U.S. Plans	U.S. Plans	Total	U.S. Plans	U.S. Plans	Total
Service cost — benefits earned during period	$10.8	$4.0	$14.8	$9.4	$6.3	$15.7
Interest cost on projected benefit obligation	13.8	7.3	21.1	13.1	9.1	22.2
Expected return on plan assets	(11.9)	(6.3)	(18.2)	(11.2)	(7.8)	(19.0)
Amortization of prior service costs	1.2	0.2	1.4	1.1	0.4	1.5
Recognized net actuarial loss	2.3	0.6	2.9	0.6	1.0	1.6

Net periodic pension cost	$16.2	$5.8	$22.0	$13.0	$9.0	$22.0

The components of net periodic non-pension postretirement benefit cost consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost — benefits earned during period	$0.4	$0.4	$0.7	$0.9
Interest cost on projected benefit obligation	1.3	1.6	2.7	3.1
Amortization of prior service credits	(1.8)	(1.7)	(3.5)	(3.4)
Amortization of initial net obligation	0.1	0.2	0.2	0.3
Recognized net actuarial loss	0.1	0.3	0.2	0.5
Settlement / curtailment gain	—	—	—	(1.1)

Net periodic non-pension postretirement benefit cost	$0.1	$0.8	$0.3	$0.3

13. Stock-Based Compensation
The company utilizes the 2005 Stock Incentive Plan (2005 Plan) to provide equity awards to its key employees and directors. The 2005 Plan provides for the granting of up to 4,000,000 common shares in the form of stock appreciation rights, restricted and unrestricted shares, share units (collectively referred to as “full-value awards”) and options to buy common shares, of which no more than 2,000,000 can be settled as full-value awards. After the 2,000,000 limit has been reached, full-value awards are counted in a 3-to-1 ratio against the 4,000,000 limit. Options become exercisable 50% one year after date of grant, 75% after two years, 100% after three years and expire 10 years after grant. In addition, the 2005 Plan provides each nonemployee director of the company an automatic annual grant of restricted share units worth approximately $0.1 million based on the fair market value of the company’s common shares on the date of each annual meeting of shareholders. A pro-rata number of restricted share units are granted to directors appointed between annual meetings of shareholders. All of these restricted share units vest on the date of the next annual meeting of shareholders.

Under the company’s long-term incentive program, dollar-based target awards for three-year performance periods are determined by the organization and compensation committee of the board of directors. The target awards correspond to pre-determined three-year earnings per share growth rate targets. The dollar-based targets are converted into a combination of stock options and performance-based share units based on the fair value of the respective awards on the date of grant.
The fair value of stock option awards is estimated using the Black-Scholes option pricing model. There were 438,600 and 253,100 stock options granted during the six months ended June 30, 2009 and 2008, respectively. Options under the 2005 Plan have been granted to employees at fair market value at the date of grant. The weighted-average assumptions used to value the options granted were as follows:

	Six Months Ended
	June 30,
	2009	2008
Risk-free interest rate	2.8%	3.5%
Dividend yield	4.5%	2.1%
Expected volatility	27.9%	20.0%
Expected life (years)	6.5	6.5
Weighted-average fair value per share of options granted during the period	$5.03	$12.27
The fair value of performance-based share units is based on the closing price of the company’s common shares on the date of grant. The company granted 290,520 and 116,990 performance-based share units during the six months ended June 30, 2009 and 2008, respectively. There are no voting or dividend rights associated with the performance-based share units until the end of the performance period and a distribution of shares from the 2005 Plan, if any, is made. Nonvested performance-based share units at June 30, 2009, and changes during 2009 were as follows:

		Weighted-
		Average
	Share	Grant Date
	Units	Fair Value
Nonvested at January 1, 2009	232,161	$53.07
Granted	290,520	$27.77
Performance increase	380,881	$35.03
Forfeited	(15,746)	$48.43

Nonvested at June 30, 2009	887,816	$37.13

The following table identifies the number of shares expected to be issued based on current expectations of performance and the stock price on the date of grant for the nonvested performance-based share units outstanding at June 30, 2009:

	Expected	Weighted-
	Number	Average
	of Units	Grant Date
Performance Period	to be Issued	Fair Value
2007-2009	237,086	$53.07
2008-2010	75,470	$58.45
2009-2011	575,260	$27.77

During the six months ended June 30, 2009, the award for the 2006-2008 performance period was distributed resulting in the issuance of 157,721 common shares and the deferral of 112,411 common shares into a deferred compensation plan. During the six months ended June 30, 2008, the award for the 2005-2007 performance period was distributed resulting in the issuance of 134,578 shares and the deferral of 96,969 shares into a deferred compensation plan.
In prior years, some international employees received stock-based awards that are similar to stock appreciation rights. The value of these awards is based on Lubrizol common shares and is paid in cash upon exercise. A portion of these awards expires through 2014, while the remainder expires upon retirement. At June 30, 2009, the unexercised portion of these fully vested stock-based awards was accounted for as a liability. Compensation expense recognized in the consolidated statements of income for the three and six months ended June 30, 2009 related to these awards was $2.8 million and $2.2 million, respectively. Credits to compensation expense recognized in the consolidated statements of income for the three and six months ended June 30, 2008 related to these awards was $2.1 million and $1.9 million, respectively.
Total stock-based compensation expense recognized in the consolidated statements of income for the three and six months ended June 30, 2009 was $10.5 million and $11.8 million, respectively, compared with $1.3 million and $5.5 million, respectively, for the three and six months ended June 30, 2008. The related tax benefit for the three and six months ended June 30, 2009 was $3.7 million and $4.1 million, respectively, compared with $0.4 million and $1.9 million, respectively, for the three and six months ended June 30, 2008. At June 30, 2009, there was $21.3 million of total pre-tax unrecognized compensation cost related to all stock-based awards that were not vested. That cost is expected to be recognized over a weighted-average period of 2.1 years.
The company is using previously purchased treasury shares for all net shares issued for option exercises and performance-based and restricted share units. The company issued 87,838 and 123,375 common shares from treasury upon exercise of employee stock options during the three and six months ended June 30, 2009, respectively. The company issued 29,750 and 97,475 common shares from treasury upon exercise of employee stock options during the three and six months ended June 30, 2008, respectively.
14. Restructuring and Impairment Charges
During the three and six months ended June 30, 2009, the company recorded aggregate restructuring and impairment charges of $10.1 million and $21.5 million, respectively. The restructuring and impairment charges during 2009 primarily related to severance and benefits associated with organizational restructuring decisions, which increased operating efficiencies and improved profitability. The company expects to record an additional $1.9 million of charges related to its organizational restructuring in 2009. In the second quarter of 2009, the company recorded asset impairment charges primarily related to the write-off of preliminary process engineering design work associated with its plans to build a lubricant additives plant in China. Due to lower expected demand caused by the global recession, the company has delayed the project and is revising its plans with respect to the scope and location of the plant. As a result, the recoverability of the asset for preliminary process engineering design work performed to date has been affected adversely and the associated asset has been impaired. The remaining charges related to the closing of a Lubrizol Additives blending, packaging and warehouse site in Ontario, Canada that was announced in 2008. The company expects to record an additional $0.3 million of restructuring charges related to this facility closure in 2009 and $6.8 million of restructuring charges in 2010 upon the final settlement of the related employee benefit plans.

The following table shows the reconciliation of the restructuring liability since January 1, 2009, by major restructuring activity:

		Restructuring
	Liability	and			Liability
	January 1,	Impairment		Non-cash	June 30,
	2009	Charges	Cash Paid	Adjustments	2009
Corporate organizational restructuring	$—	$13.7	$(9.9)	$—	$3.8
Long-lived asset impairments	—	6.9	—	(6.9)	—
Lubrizol Additives plant closure and workforce reductions	0.7	0.9	(1.5)	—	0.1
Performance coatings 2008 business improvement initiatives	0.9	—	(0.4)	—	0.5
Noveon International, Inc. restructuring liabilities assumed	0.5	—	(0.5)	—	—

	$2.1	$21.5	$(12.3)	$(6.9)	$4.4

During the three and six months ended June 30, 2008, the company recorded aggregate restructuring and impairment charges of $14.6 million and $19.4 million, respectively, primarily related to business improvement initiatives in the performance coatings product line of the Lubrizol Advanced Materials segment. The company completed the disposition of a textile compounding plant and recognized an asset impairment for a textile coatings production line in the first quarter of 2008. In the second quarter of 2008, the company announced additional steps in the improvement of its U.S. performance coatings business. Manufacturing of select products at various locations ceased or was transferred to more efficient production facilities in order to align manufacturing with its end-use markets. In addition, the company restructured the sales, marketing and research and development organizations within the performance coatings product line.
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
The company’s environmental reserves, measured on an undiscounted basis, totaled $10.8 million and $12.7 million at June 30, 2009 and December 31, 2008, respectively. Of these amounts, $4.1 million and $6.5 million were included in accrued expenses and other current liabilities at June 30, 2009 and December 31, 2008, respectively. Goodrich provided LZAM International with an indemnity for various environmental liabilities. The company estimates Goodrich’s share of such currently identified liabilities under the indemnity, which extends through February 2011, to be approximately $1.4 million of which $0.5 million of the recovery is included in receivables and $0.9 million is included in other assets. There are specific environmental contingencies for company-owned sites for which third parties such as past owners and/or operators are the named PRPs and also for which the company is indemnified by Goodrich. Goodrich currently is indemnifying LZAM International for several environmental remediation projects. Goodrich’s share of all of these liabilities may increase to the extent such third parties fail to honor their obligations through February 2011.
The company believes that its environmental accruals are adequate based on currently available information. However, it is reasonably possible that approximately $8.0 million in additional costs may be incurred at certain locations beyond the amounts accrued as a result of new information, newly discovered conditions, changes in remediation standards or technologies or a change in the law. Additionally, as the indemnification from Goodrich extends through February 2011, changes in assumptions regarding when costs will be incurred may result in additional expenses to the company.

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
We are geographically diverse, with an extensive global manufacturing, supply chain, technical and commercial infrastructure. We operate facilities in 27 countries, including production facilities in 18 countries and laboratories in 12 countries, in key regions around the world through the efforts of approximately 6,800 employees. We sell our products in more than 100 countries and believe that our customers recognize and value our ability to provide customized, high quality, cost-effective performance formulations and solutions worldwide. We also believe our customers highly value our global supply chain capabilities.
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
We are organized into two operating and reportable segments called Lubrizol Additives and Lubrizol Advanced Materials, and we are an industry leader in many of the markets in which our product lines compete. Lubrizol Additives consists of two product lines: (i) engine additives and (ii) driveline and industrial additives. Engine additives is comprised of additives for lubricating engine oils, such as for gasoline, diesel, marine and stationary engines, and additives for fuels, refinery and oil field chemicals. Driveline and industrial additives is comprised of additives for driveline oils, such as automatic transmission fluids, gear oils and tractor lubricants and industrial additives, such as additives for hydraulic, grease and metalworking fluids, as well as compressor lubricants. Both product lines sell viscosity modifiers, as well as provide services for supply chain and knowledge center management.

The Lubrizol Advanced Materials segment consists of three product lines: (i) engineered polymers, (ii) performance coatings and (iii) Noveon® consumer specialties. The engineered polymers product line includes products such as TempRite® engineered polymers and Estane® thermoplastic polyurethane used within the construction, automotive, telecommunications, electronics and recreation industries. The performance coatings product line includes high-performance polymers and additives for specialty paper, graphic arts, paints, textiles and coatings applications that are sold to customers worldwide. The Noveon consumer specialties product line includes acrylic thickeners, film formers, fixatives, emollients, silicones, specialty surfactants, methyl glucoside, lanolin derivatives and cassia hydrocolloids used within cosmetics, personal care and household products.
The following factors most affected our consolidated results during the six months ended June 30, 2009:
•	The ongoing global recession has affected the markets we serve and negatively impacted our sales volume. Volume declined 24% compared with the same period in 2008 as demand declined sharply and customers reduced their inventory levels. However, we believe that inventory destocking by our customers substantially is complete as we experienced a 15% sequential quarterly growth in volume over the first quarter of 2009.

•	Our disciplined margin management and cost reduction initiatives offset the decline in volume and resulted in an increase in our gross profit percentage to 31.4% from 23.2% in the same period in 2008.

•	Our inventory reduction initiatives contributed to the significant increase in cash flow from operations. We reduced production in order to achieve our inventory reduction goals and in response to lower sales volume. As a result of our abnormally low production, we incurred $57.4 million of unabsorbed manufacturing costs. The reduction in inventory also resulted in incremental charges of $8.5 million due to a liquidation of LIFO inventory quantities carried at higher costs.

•	Our aggressive cost reduction actions and organizational restructuring increased operating efficiencies and improved profitability. We reduced manufacturing expenses by curtailing production and reducing spending on supplies and services. Selling, testing, administrative and research (STAR) expenses declined by 5% due to reductions in travel and entertainment, information technology expenses and outside services. Manufacturing and STAR expenses both benefited from a favorable currency impact. The effect of our cost reduction initiatives partially was offset by the increase in incentive and deferred compensation expenses described below. In conjunction with our organizational restructuring, we incurred $13.7 million of severance and benefit charges. We estimate these cost reduction and organizational restructuring actions will result in approximately $50.0 million to $60.0 million of pre-tax savings during 2009.

•	Our actual and projected financial performance relative to the financial objectives contained within our annual and long-term incentive compensation programs resulted in additional compensation expense of $10.4 million compared with the same period in 2008. Further, appreciation in the liabilities recorded for our deferred compensation plans and stock appreciation rights, which primarily are based on the value of Lubrizol stock, resulted in additional compensation expense of $7.9 million compared with the same period in 2008.

•	As compared with the same period in 2008, currency fluctuations were unfavorable to revenues by 3%, favorable to operating costs and unfavorable to net income attributable to The Lubrizol Corporation by an estimated $0.04 per share.

•	The additional interest costs associated with the issuance of $500.0 million of 8.875% notes and the $150.0 million term loan, coupled with lower interest income, reduced our earnings by approximately $0.21 per share as compared with the same period in 2008. The proceeds from these borrowings provided us with sufficient funds to retire in full the 4.625% notes due 2009, enabled us to repay in full our outstanding U.S. revolver balance and to fund the acquisition of the thermoplastic polyurethane business from The Dow Chemical Company (Dow), and strengthened our liquidity with approximately $175.0 million of additional cash.
During the year ended December 31, 2008, we determined goodwill associated with our performance coatings, Estane and TempRite reporting units within our Lubrizol Advanced Materials segment was impaired as the carrying value of goodwill within these reporting units exceeded its fair value. No goodwill remained within our performance coatings reporting unit at June 30, 2009. The remaining value of goodwill associated with our Estane and TempRite reporting units totaled $62.4 million and $75.0 million at June 30, 2009, respectively. A 10% decrease in the fair value of our Estane reporting unit or any further decrease in the fair value of our TempRite reporting unit could indicate the potential for an additional impairment of goodwill. The products within our Estane reporting unit are used within film and sheet for various coating processes, wire and cable insulation, athletic equipment (such as footwear), medical applications, pneumatic tubing and automotive molded parts, and the demand for these products are affected by overall economic conditions. Our TempRite reporting unit serves customers who produce plastic piping for residential and commercial plumbing, fire sprinkler systems and industrial piping applications, and is therefore subject to cyclical demand patterns within these markets. To the extent the weakness in the economy, including the residential and commercial construction markets, persists longer than expected or our cost of capital increases, our Estane or TempRite reporting units could experience a decline in fair value that may result in an additional impairment of goodwill.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2009 Compared With Three Months Ended June 30, 2008

	Three Months
	Ended June 30,
(In Millions of Dollars Except Per Share Data)	2009	2008	$ Change	% Change

Revenues	$1,111.0	$1,350.2	$(239.2)	(18%)
Cost of sales	717.2	1,044.7	(327.5)	(31%)

Gross profit	393.8	305.5	88.3	29%

Selling and administrative expenses	111.8	101.9	9.9	10%
Research, testing and development expenses	49.2	55.7	(6.5)	(12%)
Amortization of intangible assets	6.2	7.0	(0.8)	(11%)
Restructuring and impairment charges	10.1	14.6	(4.5)	*
Other income — net	(5.3)	(4.0)	1.3	33%
Interest income	(1.6)	(3.1)	(1.5)	(48%)
Interest expense	27.5	20.7	6.8	33%

Income before income taxes	195.9	112.7	83.2	74%
Provision for income taxes	60.0	32.0	28.0	88%

Net income	135.9	80.7	55.2	68%
Net income attributable to noncontrolling interests	4.0	2.6	1.4	54%

Net income attributable to The Lubrizol Corporation	$131.9	$78.1	$53.8	69%

Basic earnings per share attributable to The Lubrizol Corporation	$1.95	$1.14	$0.81	71%

Diluted earnings per share attributable to The Lubrizol Corporation	$1.92	$1.13	$0.79	70%

*	Calculation not meaningful
Revenues The decrease in revenues compared with the same period in 2008 was due to a 21% decrease in volume and a 4% unfavorable currency impact, partially offset by a 7% improvement in the combination of price and product mix. Included in these factors were incremental revenues from the thermoplastic polyurethane businesses acquired from Dow and SK Chemicals Co., Ltd. (SK), which contributed 1% to revenues for the quarter.

The following table shows the geographic mix of our volume as well as the percentage changes compared with the same period in 2008:

			Excluding
			the Impact of
	2009	2009 vs. 2008	Acquisitions
	Volume	% Change	% Change

North America	40%	(25%)	(26%)
Europe	27%	(20%)	(20%)
Asia-Pacific / Middle East	26%	(17%)	(18%)
Latin America	7%	(18%)	(18%)

Total	100%	(21%)	(22%)

We experienced volume decreases across all geographic zones and product categories as a result of the continued weakness in the global economy and its impact on demand for our products. However, our volume in the second quarter of 2009 increased 15% sequentially from the first quarter of 2009.
Segment volume variances by geographic zone, as well as the factors explaining the changes in segment revenues during the second quarter of 2009 compared with the same period in 2008, are contained within the “Segment Analysis” section.
Cost of Sales The decrease in cost of sales compared with the same period in 2008 primarily was due to lower volume and a reduction in average raw material cost. Average raw material cost decreased 21% compared with the same period in 2008. Total manufacturing expenses decreased 8% compared with the same quarter last year primarily due to a favorable currency impact, lower utility costs and reductions in spending on supplies and services. Cost of sales included $19.3 million of unabsorbed manufacturing costs due to abnormally low production during the second quarter of 2009.
Gross Profit Gross profit increased $88.3 million, or 29%, compared with the same period in 2008. The increase primarily was due to lower raw material and manufacturing costs and an improvement in the combination of price and product mix, which more than offset lower volume and an unfavorable currency impact. Our gross profit percentage increased to 35.4% compared with 22.6% in the same quarter last year as a result of lower average raw material cost and price increases initiated in 2008. Sequentially, our gross profit percentage increased from the first quarter of 2009 due to lower average raw material cost, partially offset by a lower average selling price, particularly in the Lubrizol Additives segment.
Selling and Administrative Expenses Selling and administrative expenses increased $9.9 million, or 10%, compared with the same period in 2008. The increase primarily was due to higher incentive compensation expense of $10.8 million and deferred compensation expense of $9.4 million, partially offset by our cost reduction initiatives that included lower expenses for information technology and travel and entertainment, and a favorable currency impact.
Research, Testing and Development Expenses Research, testing and development expenses decreased $6.5 million, or 12%, compared with the same period in 2008. The decrease primarily was due to our cost reduction initiatives that included lower spending on outside testing, supplies and services and travel and entertainment, and a favorable currency impact. The decrease in research, testing and development expenses partially was offset by increased incentive compensation.

Restructuring and Impairment Charges The components of restructuring and impairment charges are as follows:

	Three Months Ended June 30, 2009
	Asset	Other Plant	Severance
	Impairments	Exit Costs	and Benefits	Total
Corporate organizational restructuring	$—	$—	$2.8	$2.8
Long-lived asset impairments	6.9	—	—	6.9
Lubrizol Additives plant closure and workforce reductions	—	0.2	0.2	0.4

Total restructuring and impairment charges	$6.9	$0.2	$3.0	$10.1

Restructuring charges of $2.8 million related to our organizational restructuring initiated during the first quarter of 2009, which increased operating efficiencies and improved profitability. We expect to record an additional $1.9 million of charges related to our organizational restructuring in 2009. We estimate that this restructuring will produce approximately $14.0 million of pre-tax savings for 2009.
Asset impairment charges of $6.9 million primarily related to the write-off of preliminary process engineering design work associated with our plans to build a lubricant additives plant in China. Due to lower expected demand caused by the global recession, we have delayed the project and are revising our plans with respect to the scope and location of the plant. As a result, the recoverability of the asset for preliminary process engineering design work performed to date has been affected adversely and the associated asset has been impaired.
Restructuring charges of $0.4 million related to our decision made in the third quarter of 2008 to close a Lubrizol Additives blending, packaging and warehouse facility in Ontario, Canada. We expect to record an additional $0.3 million of restructuring charges related to this facility closure in 2009 and $6.8 million of restructuring charges in 2010 upon the final settlement of the related employee benefit plans.
The components of restructuring and impairment charges during the second quarter of 2008 are as follows:

	Three Months Ended June 30, 2008
	Asset	Other Plant	Severance
	Impairments	Exit Costs	and Benefits	Total
Performance coatings 2008 business improvement initiatives	$10.4	$0.4	$3.3	$14.1
Lubrizol Advanced Materials plant closures and workforce reductions	0.3	—	0.2	0.5

Total restructuring and impairment charges	$10.7	$0.4	$3.5	$14.6

In the second quarter of 2008, we announced additional steps in the improvement of our U.S. performance coatings business. Manufacturing of select products at various locations ceased or was transferred to more efficient production sites in order to align manufacturing with our end-use markets. In addition, we restructured the sales, marketing and research and development organizations within our performance coatings product line.
Interest Expense The increase in interest expense compared with the same period in 2008 primarily was due to the incremental interest expense associated with the issuance of 8.875% notes due 2019 and borrowings under the $150.0 million term loan in the first quarter of 2009.
Provision for Income Taxes Our effective tax rate of 30.6% increased from 28.4% in the same period in 2008 primarily as a result of an unfavorable geographic earnings mix, partially offset by an increase in non-taxable foreign currency translation gains associated with international subsidiaries whose functional currency is the U.S. dollar and the benefit from the U.S. research credit that was not available in the prior-year period.
Net Income Attributable to The Lubrizol Corporation Primarily as a result of the above factors, net income per diluted share attributable to The Lubrizol Corporation increased 70% to $1.92 compared with $1.13 in the same period in 2008.
Six Months Ended June 30, 2009 Compared With Six Months Ended June 30, 2008

	Six Months
	Ended June 30,
(In Millions of Dollars Except Per Share Data)	2009	2008	$ Change	% Change

Revenues	$2,123.4	$2,577.5	$(454.1)	(18%)
Cost of sales	1,455.7	1,979.2	(523.5)	(26%)

Gross profit	667.7	598.3	69.4	12%

Selling and administrative expenses	205.6	210.5	(4.9)	(2%)
Research, testing and development expenses	98.2	109.8	(11.6)	(11%)
Amortization of intangible assets	12.5	14.0	(1.5)	(11%)
Restructuring and impairment charges	21.5	19.4	2.1	*
Other income — net	(10.5)	(8.9)	1.6	18%
Interest income	(4.3)	(7.3)	(3.0)	(41%)
Interest expense	56.9	38.6	18.3	47%

Income before income taxes	287.8	222.2	65.6	30%
Provision for income taxes	86.7	65.5	21.2	32%

Net income	201.1	156.7	44.4	28%
Net income attributable to noncontrolling interests	5.0	5.0	—	—

Net income attributable to The Lubrizol Corporation	$196.1	$151.7	$44.4	29%

Basic earnings per share attributable to The Lubrizol Corporation	$2.90	$2.22	$0.68	31%

Diluted earnings per share attributable to The Lubrizol Corporation	$2.87	$2.19	$0.68	31%

*	Calculation not meaningful
Revenues The decrease in revenues compared with the same period in 2008 was due to a 24% decrease in volume and a 3% unfavorable currency impact, partially offset by a 9% improvement in the combination of price and product mix. Included in these factors were incremental revenues from the thermoplastic polyurethane businesses acquired from Dow and SK, which contributed 1% to revenues.

The following table shows the geographic mix of our volume as well as the percentage changes compared with the same period in 2008:

			Excluding
			the Impact of
	2009	2009 vs. 2008	Acquisitions
	Volume	% Change	% Change

North America	41%	(27%)	(28%)
Europe	28%	(23%)	(23%)
Asia-Pacific / Middle East	24%	(20%)	(21%)
Latin America	7%	(22%)	(22%)

Total	100%	(24%)	(25%)

We experienced volume decreases across all geographic zones and product categories as a result of inventory destocking by our customers, predominately in the first quarter of 2009, and the continued weakness in the global economy and its impact on demand for our products.
Segment volume variances by geographic zone, as well as the factors explaining the changes in segment revenues compared with the same period in 2008, are contained within the “Segment Analysis” section.
Cost of Sales The decrease in cost of sales compared with the same period in 2008 primarily was due to lower volume. Average raw material cost decreased 11% compared with the same period in 2008. Total manufacturing expenses decreased 5% compared with the same period last year primarily due to a favorable currency impact, lower utility costs and reductions in spending on supplies and services. Cost of sales during the six months ended June 30, 2009 also included $57.4 million of unabsorbed manufacturing costs due to abnormally low production and incremental charges of $8.5 million associated with a liquidation of LIFO inventory quantities carried at higher costs.
Gross Profit Gross profit increased $69.4 million, or 12%, compared with the same period in 2008. The increase primarily was due to an improvement in the combination of price and product mix and lower raw material and manufacturing costs, partially offset by lower volume and an unfavorable currency impact. Our gross profit percentage increased to 31.4% compared with 23.2% in the same period last year as a result of price increases initiated in 2008 and lower average raw material cost.
Selling and Administrative Expenses Selling and administrative expenses decreased $4.9 million, or 2%, compared with the same period in 2008. The decrease primarily was due to our cost reduction initiatives that included lower expenses for information technology and travel and entertainment, and a favorable currency impact. The decrease in selling and administrative expenses partially was offset by higher incentive compensation expense of $9.1 million and deferred compensation expense of $7.9 million.
Research, Testing and Development Expenses Research, testing and development expenses decreased $11.6 million, or 11%, compared with the same period in 2008. The decrease primarily was due to our cost reduction initiatives that included lower expenses for supplies and services, travel and entertainment and outside testing, and a favorable currency impact. The decrease in research, testing and development expenses partially was offset by increased incentive compensation.

Restructuring and Impairment Charges The components of restructuring and impairment charges are as follows:

	Six Months Ended June 30, 2009
	Asset	Other Plant	Severance
	Impairments	Exit Costs	and Benefits	Total
Corporate organizational restructuring	$—	$—	$13.7	$13.7
Long-lived asset impairments	6.9	—	—	6.9
Lubrizol Additives plant closure and workforce reductions	—	0.2	0.7	0.9

Total restructuring and impairment charges	$6.9	$0.2	$14.4	$21.5

Restructuring charges of $13.7 million related to our organizational restructuring initiated during the first quarter of 2009, which increased operating efficiencies and improved profitability. Asset impairment charges of $6.9 million primarily related to the write-off of preliminary process engineering design work associated with our plans to build a lubricant additives plant in China. Restructuring charges of $0.9 million related to our decision made in the third quarter of 2008 to close a Lubrizol Additives blending, packaging and warehouse facility in Ontario, Canada. For further information, refer to the earlier discussion on restructuring and impairment charges for the three months ended June 30, 2009.
The components of restructuring and impairment charges during the six months ended June 30, 2008 are as follows:

	Six Months Ended June 30, 2008
	Asset	Other Plant	Severance
	Impairments	Exit Costs	and Benefits	Total
Performance coatings 2008 business improvement initiatives	$14.4	$0.4	$4.1	$18.9
Lubrizol Advanced Materials plant closures and workforce reductions	0.3	—	0.2	0.5

Total restructuring and impairment charges	$14.7	$0.4	$4.3	$19.4

During the six months ended June 30, 2008, we recorded aggregate restructuring and impairment charges of $19.4 million primarily related to business improvement initiatives, the disposition of a textile compounding plant and an asset impairment for a textile production line in the performance coatings product line of the Lubrizol Advanced Materials segment.
Interest Expense The increase in interest expense compared with the same period in 2008 primarily was due to the incremental interest expense associated with the issuance of 8.875% notes due 2019 and borrowings under the $150.0 million term loan in the first quarter of 2009, in addition to lower interest income.
Provision for Income Taxes Our effective tax rate of 30.1% increased from 29.5% in the same period in 2008 primarily as a result of an unfavorable geographic earnings mix, partially offset by an increase in non-taxable foreign currency translation gains associated with international subsidiaries whose functional currency is the U.S. dollar and the benefit from the U.S. research credit that was not available in the prior-year period.
Net Income Attributable to The Lubrizol Corporation Primarily as a result of the above factors, net income per diluted share attributable to The Lubrizol Corporation increased 31% to $2.87 compared with $2.19 in the same period in 2008.

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
The results for these two businesses now are reported in the driveline and industrial additives product line within the Lubrizol Additives segment. Additionally, upon the adoption of Statement of Financial Accounting Standards (SFAS) 160, we revised our measurement of segment operating income to include income attributable to noncontrolling interests. Previously, segment operating income excluded the portion of income attributable to noncontrolling interests. The results for the prior periods presented have been adjusted retrospectively to conform to the current year presentation.
The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Lubrizol Additives	72%	70%	72%	69%
Lubrizol Advanced Materials	28%	30%	28%	31%

Segment Operating Income:
Lubrizol Additives	86%	78%	85%	79%
Lubrizol Advanced Materials	14%	22%	15%	21%

OPERATING RESULTS BY SEGMENT

	Three Months Ended				Six Months Ended
	June 30,			%	June 30,			%
	2009	2008	$ Change	Change	2009	2008	$ Change	Change
Revenues:
Lubrizol Additives	$802.8	$945.6	$(142.8)	(15%)	$1,530.6	$1,790.3	$(259.7)	(15%)
Lubrizol Advanced Materials	308.2	404.6	(96.4)	(24%)	592.8	787.2	(194.4)	(25%)

Total	$1,111.0	$1,350.2	$(239.2)	(18%)	$2,123.4	$2,577.5	$(454.1)	(18%)

Gross Profit:
Lubrizol Additives	$292.5	$199.5	$93.0	47%	$481.2	$392.5	$88.7	23%
Lubrizol Advanced Materials	101.3	106.0	(4.7)	(4%)	186.5	205.8	(19.3)	(9%)

Total	$393.8	$305.5	$88.3	29%	$667.7	$598.3	$69.4	12%

Segment Operating Income:
Lubrizol Additives	$221.2	$122.2	$99.0	81%	$339.9	$239.0	$100.9	42%
Lubrizol Advanced Materials	36.6	34.7	1.9	5%	62.1	63.9	(1.8)	(3%)

Total	$257.8	$156.9	$100.9	64%	$402.0	$302.9	$99.1	33%

Three Months Ended June 30, 2009 Compared With Three Months Ended June 30, 2008
LUBRIZOL ADDITIVES SEGMENT
Revenues Revenues decreased 15% compared with the same period in 2008. The decrease was due to an 18% decrease in volume and a 4% unfavorable currency impact, partially offset by a 7% increase in the combination of price and product mix.
The following table shows the geographic mix of our volume as well as the percentage changes compared with the same period in 2008:

	2009	2009 vs. 2008
	Volume	% Change

North America	32%	(18%)
Europe	31%	(17%)
Asia-Pacific / Middle East	29%	(18%)
Latin America	8%	(20%)

Total	100%	(18%)

We experienced volume decreases across all geographic zones as a result of weak demand. Declines were seen in both of our product lines; however, our driveline and industrial additives product line was affected more severely than our engine additives product line. By comparison, demand in the second quarter of 2008 was very strong and benefited from business gains in our international regions.
Gross Profit Gross profit increased $93.0 million, or 47%, compared with the same period in 2008. The increase primarily related to lower raw material and manufacturing costs and improvements in the combination of price and product mix, which more than offset lower volume and an unfavorable currency impact. Average raw material cost decreased 23% compared with the same period in 2008. Total manufacturing costs decreased 11% compared with the same period in 2008. The decrease in manufacturing costs primarily was due to a favorable currency impact, lower utility and other variable production costs and cost reduction initiatives at our plants, partially offset by increased incentive compensation. We lowered production in order to achieve our inventory reduction goals and in response to lower sales volume. As a result, we incurred $13.0 million of unabsorbed manufacturing costs due to abnormally low production.
The gross profit percentage increased to 36.4% from 21.1% in the same period in 2008 as a result of lower average raw material cost and price increases initiated in 2008. Sequentially, our gross profit percentage increased from the first quarter of 2009 due to lower average raw material cost, partially offset by a lower average selling price.
Selling, Testing, Administrative and Research Expenses STAR expenses decreased $6.5 million, or 8%, compared with the same period in 2008. The decrease in STAR expenses primarily was due to a favorable currency impact and cost reduction initiatives taken during the quarter, including decreases in travel and entertainment, partially offset by increased incentive compensation.
Segment Operating Income Segment operating income increased 81% compared with the same period in 2008 due to the factors discussed above.
LUBRIZOL ADVANCED MATERIALS SEGMENT
Revenues Revenues decreased 24% compared with the same period in 2008. The decrease was due to a 29% decrease in volume and a 3% unfavorable currency impact, partially offset by an 8% increase in the combination of price and product mix. Included in these factors were the incremental revenues from the thermoplastic polyurethane businesses acquired from Dow and SK in 2008, which contributed 5% to revenues in the quarter.
The following table shows the geographic mix of our volume as well as the percentage changes compared with the same period in 2008:

			Excluding
			the Impact of
	2009	2009 vs. 2008	Acquisitions
	Volume	% Change	% Change

North America	63%	(33%)	(34%)
Europe	15%	(34%)	(34%)
Asia-Pacific / Middle East	19%	(11%)	(19%)
Latin America	3%	(8%)	(9%)

Total	100%	(29%)	(31%)

We experienced volume decreases across all geographic zones primarily due to weak demand and product discontinuations in our performance coatings product line. Declines were seen in all of our product lines; however, our performance coatings and engineered polymers product lines were affected more severely than our Noveon consumer specialties product line. Acquisitions contributed 2% to our overall volume compared with the same period in 2008.
Gross Profit Gross profit decreased $4.7 million, or 4%, compared with the same period in 2008. The decrease primarily related to lower volume, partially offset by lower raw material costs and improvements in the combination of price and product mix. During the second quarter of 2009, average raw material cost decreased 15% compared with the same period in 2008. Total manufacturing costs decreased 1% compared with the same period in 2008 primarily due to cost reduction initiatives, a favorable currency impact and previously announced manufacturing restructurings and product discontinuations. Cost of sales included

$6.3 million of unabsorbed manufacturing costs during the second quarter of 2009 as we reduced production in order to achieve our inventory reduction goals and in response to lower sales volume.
The gross profit percentage increased to 32.9% from 26.2% in the same period in 2008. The increase in gross profit percentage primarily was a result of lower average raw material cost and improvements in the combination of price and product mix.
Selling, Testing, Administrative and Research Expenses STAR expenses decreased $6.4 million, or 10%, compared with the same period in 2008. The decrease in STAR expenses primarily was due to the benefits from previously announced restructuring programs, cost reduction initiatives, a favorable currency impact and lower costs associated with the implementation of a common information systems platform.
Segment Operating Income Segment operating income increased 5% compared with the same period in 2008 due to the factors discussed above.
Six Months Ended June 30, 2009 Compared With Six Months Ended June 30, 2008
LUBRIZOL ADDITIVES SEGMENT
Revenues Revenues decreased 15% compared with the same period in 2008. The decrease was due to a 21% decrease in volume and a 3% unfavorable currency impact, partially offset by a 9% increase in the combination of price and product mix.
The following table shows the geographic mix of our volume as well as the percentage changes compared with the same period in 2008:

	2009	2009 vs. 2008
	Volume	% Change

North America	33%	(22%)
Europe	32%	(21%)
Asia-Pacific / Middle East	27%	(20%)
Latin America	8%	(21%)

Total	100%	(21%)

We experienced volume decreases across all geographic zones as a result of weak demand and destocking of customers’ inventories predominately in the first quarter of 2009. Declines were seen in both of our product lines; however, our driveline and industrial additives product line was affected more severely than our engine additives product line. By comparison, demand during the six months ended June 30, 2008 was very strong and benefited from business gains in our international regions.
Gross Profit Gross profit increased $88.7 million, or 23%, compared with the same period in 2008. The increase primarily related to improvements in the combination of price and product mix and lower raw material and manufacturing costs, which more than offset lower volume and an unfavorable currency impact. Average raw material cost decreased 12% compared with the same period in 2008. Total manufacturing costs decreased 4% compared with the same period in 2008. The decrease in manufacturing costs primarily was due to a favorable currency impact, lower utility and other variable production costs and cost reduction initiatives at our plants. We reduced production in order to achieve our inventory reduction goals and in response to lower sales volume during the six months ended June 30, 2009. As a result, we incurred $40.6 million of unabsorbed manufacturing costs due to abnormally low production. Cost of sales during the six months ended June 30, 2009 also included incremental charges of $6.3 million associated with a liquidation of LIFO inventory quantities carried at higher costs.

The gross profit percentage increased to 31.4% from 21.9% in the same period in 2008 as a result of price increases initiated in 2008 and lower average raw material cost.
Selling, Testing, Administrative and Research Expenses STAR expenses decreased $11.9 million, or 8%, compared with the same period in 2008. The decrease in STAR expenses primarily was due to a favorable currency impact and cost reduction initiatives taken during the six months ended June 30, 2009, including decreases in travel and entertainment, partially offset by increased incentive compensation.
Segment Operating Income Segment operating income increased 42% compared with the same period in 2008 due to the factors discussed above.
LUBRIZOL ADVANCED MATERIALS SEGMENT
Revenues Revenues decreased 25% compared with the same period in 2008. The decrease was due to a 32% decrease in volume and a 3% unfavorable currency impact, partially offset by a 10% increase in the combination of price and product mix. Included in these factors were the incremental revenues from the thermoplastic polyurethane businesses acquired from Dow and SK in 2008, which contributed 5% to revenues.
The following table shows the geographic mix of our volume as well as the percentage changes compared with the same period in 2008:

			Excluding
			the Impact of
	2009	2009 vs. 2008	Acquisitions
	Volume	% Change	% Change

North America	65%	(35%)	(36%)
Europe	16%	(33%)	(33%)
Asia-Pacific / Middle East	16%	(20%)	(27%)
Latin America	3%	(29%)	(29%)

Total	100%	(32%)	(34%)

We experienced volume decreases across all geographic zones and product lines. Volume declined as a result of weak demand, product discontinuations in our performance coatings product line and destocking of customers’ inventories predominately in the first quarter of 2009. While our Noveon consumer specialties product line experienced a decline in volume, the decline was less severe than in our engineered polymers and performance coatings product lines. Acquisitions contributed 2% to our overall volume compared with the same period in 2008.
Gross Profit Gross profit decreased $19.3 million, or 9%, compared with the same period in 2008. The decrease primarily related to lower volume, partially offset by lower raw material and manufacturing costs and improvements in the combination of price and product mix. Average raw material cost decreased 8% compared with the same period in 2008. Total manufacturing costs decreased 8% compared with the same period in 2008 primarily due to cost reduction initiatives, a favorable currency impact and previously announced manufacturing restructurings and product discontinuations. Cost of sales during the six months ended June 30, 2009 included $16.8 million of unabsorbed manufacturing costs as we reduced production in order to achieve our inventory reduction goals and in response to lower sales volume.
The gross profit percentage increased to 31.5% from 26.1% in the same period in 2008. The increase in gross profit percentage primarily was a result of lower average raw material cost and improvements in the combination of price and product mix.

Selling, Testing, Administrative and Research Expenses STAR expenses decreased $15.8 million, or 12%, compared with the same period in 2008. The decrease in STAR expenses primarily was due to cost reduction initiatives, a favorable currency impact, lower costs associated with the implementation of a common information systems platform and the benefits from previously announced restructuring programs.
Segment Operating Income Segment operating income decreased 3% compared with the same period in 2008 due to the factors discussed above.
WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the major components of cash flow:

	Six Months Ended
	June 30,
	2009	2008
Cash provided by (used for):
Operating activities	$446.8	$99.2
Investing activities	(72.8)	(96.4)
Financing activities	298.1	(90.4)
Effect of exchange rate changes on cash	2.5	5.4

Net increase (decrease) in cash and cash equivalents	$674.6	$(82.2)

OPERATING ACTIVITIES
The increase in cash provided by operating activities compared with the same period in 2008 primarily was attributable to a significant decrease in our working capital investment and the improvement in our earnings. Cash flow from inventories improved by $257.2 million due to our initiative to reduce inventories as well as lower raw material costs in 2009. Inventory quantities at the beginning of 2009 were higher than normal as the result of a sharp decline in customer demand caused by the global recession. Cash flow from accounts receivables improved by $105.7 million due to the significant decline in volume that reduced our investment in accounts receivable. Cash flow from accounts payable declined by $44.3 million primarily due to reduced purchases of raw materials.
We manage inventories and accounts receivable on the basis of average days sales in inventory and average days sales in receivables. Our average days sales in receivables slightly decreased to 48.7 days during the six months ended June 30, 2009 from 49.1 days for the year ended December 31, 2008. Our goal is to minimize our investment in inventories while at the same time ensuring reliable supply for our customers. Although we achieved our inventory reduction goals, our average days sales in inventory increased to 95.9 days during the six months ended June 30, 2009 from 77.1 days for the year ended December 31, 2008 due to lower sales volume. We have made steady improvement in our days sales in inventory, as our average for the three months ended June 30, 2009 was 84.5 days.
INVESTING ACTIVITIES
Cash used for investing activities decreased primarily due to lower capital expenditures of $75.9 million compared with $97.6 million for the same period in 2008. During 2009, capital expenditures for the Lubrizol Additives segment primarily were made to maintain existing manufacturing capacity and plant infrastructure. The majority of the capital expenditures in the Lubrizol Advanced Materials segment primarily related to increasing our capacity, mainly in China. In 2009, we estimate consolidated annual capital expenditures will be approximately $160.0 million to $170.0 million.
FINANCING ACTIVITIES
Cash provided by financing activities increased $388.5 million compared with the same period in 2008. Cash provided by financing activities of $298.1 million during the six months ended June 30, 2009, primarily consisted of the net proceeds received from the issuance of 8.875% notes due 2019 and the $150.0 million term loan, partially offset by the repayment of $177.0 million of 4.625% notes and the balances outstanding under the revolving credit facilities and the payment of dividends. Cash used for financing activities in the same period in 2008 of $90.4 million primarily consisted of the repurchase of common shares and the payment of dividends.
CAPITALIZATION, LIQUIDITY AND CREDIT FACILITIES
At June 30, 2009, our total debt outstanding of $1,705.1 million consisted of 71% fixed-rate debt and 29% variable-rate debt, including $350.0 million of fixed-rate debt that has been swapped for a variable rate. Our weighted-average interest rate at June 30, 2009, was approximately 6.1%.
Our net debt to capitalization ratio at June 30, 2009, was 32.2%. Net debt represents total short-term and long-term debt, excluding original issue discounts and unrealized gains and losses on derivative instruments designated as fair value hedges of fixed-rate debt, reduced by cash and cash equivalents. Capitalization is calculated as shareholders’ equity plus net debt. Total debt as a percent of capitalization was 49.0% at June 30, 2009. This calculation includes the remaining $204.9 million of 4.625% notes due October 1, 2009, that will be repaid with a portion of the proceeds from the January 2009 issuance of 8.875% notes due 2019. Excluding the 2009 notes, our debt as a percent of capitalization was 45.8% at June 30, 2009.
Our ratio of current assets to current liabilities was 2.8 at June 30, 2009.
The $350.0 million revolving credit facility, which matures in September 2011, allows us to borrow at variable rates based upon the U.S. prime rate or LIBOR plus a specified credit spread. The €250.0 million revolving credit facility, which we terminated in July 2009, allowed us to borrow at variable rates based on EURIBOR plus a specified credit spread. At June 30, 2009, we had no borrowings outstanding under these agreements.
In July 2009, we entered into a three-year, unsecured €150.0 million revolving credit facility maturing in July 2012. In conjunction with this new facility, we terminated the €250.0 million revolving credit facility that would have matured in September 2010. This new facility permits us to borrow at variable rates based on EURIBOR for euro borrowings or LIBOR for dollar or pound sterling borrowings plus a specified credit spread. We may elect to increase the facility amount once each year in increments of €10.0 million, up to an aggregate maximum of €200.0 million, subject to approval by the lenders. We have not drawn under this facility.
In February 2009, we entered into a $150.0 million term loan. The term loan is an unsecured, senior obligation that matures on February 2, 2012 and bears interest based upon LIBOR plus a specified credit spread. Beginning in April 2010, we are required to make quarterly principal payments. The total annual principal payments are $28.1 million in 2010, $54.4 million in 2011 and $67.5 million in 2012. The term loan is prepayable without penalty. We used a portion of the proceeds from this loan to repay in full the $75.0 million of indebtedness outstanding under the U.S. revolving credit facility at December 31, 2008.
In January 2009, we issued senior unsecured notes having an aggregate principal amount of $500.0 million at a price of 99.256%. The notes mature on February 1, 2019 and bear interest at 8.875% per annum, payable semi-annually on February 1 and August 1 of each year. Including debt issuance costs, original issue discounts and losses on Treasury rate lock agreements, the 2019 notes have an effective annualized interest rate of 9.2%. The notes include a step-up in interest payable in the event of certain ratings downgrades by credit rating agencies. Upon the occurrence of a change of control triggering event, as defined in the indenture, we would be required to make an offer to repurchase the notes at 101% of their principal amount. We used a portion of the net proceeds from these notes to repurchase $177.0 million of the 4.625% notes and intend to repay in full at maturity the $204.9 million remaining aggregate principal amount of these notes due on October 1, 2009. We estimate that the interest savings generated from the repurchase of $177.0 million of the 4.625% notes will increase our full-year earnings by $0.02 per share.
Under the U.S. and euro bank credit agreements, we are required to comply with financial ratios of debt to consolidated earnings before interest, income taxes, depreciation and amortization, extraordinary, unusual or non-recurring non-cash gains or losses, including the sale of property and equipment and goodwill impairments, and non-cash gains or losses from less than wholly owned subsidiaries and investments (Consolidated EBITDA), as defined in the credit agreements, and Consolidated EBITDA to interest expense. In March 2009, we amended the required debt to Consolidated EBITDA ratio within the bank credit agreements. Effective with the amendments, to the extent we maintain cash or cash equivalents in an amount sufficient for the payment of the outstanding 4.625% notes, we may exclude these notes from the calculation of debt for all periods prior to October 1, 2009. At June 30, 2009, the credit agreements required that the ratio of debt to Consolidated EBITDA be less than 3.5:1 and the ratio of Consolidated EBITDA to interest expense be greater than 3.5:1. At June 30, 2009, we maintained a ratio of debt to Consolidated EBITDA of 2.2:1 and a ratio of Consolidated EBITDA to interest expense of 7.4:1.
We have an investment in a money market mutual fund that froze all distributions on September 17, 2008, due to liquidity constraints. Although we gave our redemption notice to this fund prior to September 17, 2008, we have not yet received our full distribution. Our original investment in this money market mutual fund was $50.0 million. At June 30, 2009, $4.2 million of the original investment had not yet been distributed. This fund is being liquidated under the supervision of the Securities and Exchange Commission (SEC).
We believe that our cash flow from operations, borrowing capacity under the credit facilities and our current cash and cash equivalents provide sufficient liquidity to maintain our current operations, pay dividends, pursue acquisitions and service our debt.
CONTRACTUAL CASH OBLIGATIONS
Our contractual cash obligations at December 31, 2008, are contained within our 2008 Annual Report on Form 10-K. During the six months ended June 30, 2009, our total debt obligations increased approximately $362.1 million to $1,710.3 million. At June 30, 2009, our total debt obligations by period were $209.1 million, $83.2 million, $67.9 million and $1,350.1 million for 2009, 2010-2011, 2012-2013 and 2014 and later periods, respectively. During the six months ended June 30, 2009, our estimated interest payments increased approximately $409.7 million to $1,198.0 million. At June 30, 2009, our estimated contractual interest payments by period were $52.7 million, $191.8 million, $191.8 million and $761.7 million for 2009, 2010-2011, 2012-2013 and 2014 and later periods, respectively. Other than the changes in total debt obligations and estimated contractual interest payments, we do not believe there have been any significant changes in our contractual cash obligations since December 31, 2008.
Our debt level will require us to dedicate a portion of our cash flow to make interest and principal payments, thereby reducing the availability of our cash for acquisitions or other purposes. Nevertheless, we believe our future operating cash flow will be sufficient to cover debt service, capital expenditures, dividends and other obligations, and that we have untapped borrowing capacity that can provide us with additional financial resources. We currently have a shelf registration statement filed with the SEC pursuant to which debt securities, preferred or common shares, or warrants may be issued. In addition, at June 30, 2009, we maintained cash and cash equivalents balances of $860.8 million and had $350.0 million available under the U.S. revolving credit facility and €250.0 million available under the euro revolving credit facility.
At June 30, 2009, we had $40.9 million of contingent obligations under standby letters of credit issued in the ordinary course of business to financial institutions, customers and insurance companies to secure short-term support for a variety of commercial transactions, insurance and benefit programs.
NEW ACCOUNTING STANDARDS
ACCOUNTING STANDARDS ADOPTED IN 2009
In May 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 165, “Subsequent Events.” SFAS 165 establishes standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. The adoption of this standard on June 30, 2009, did not have a material effect on our financial statements.
In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 increases the frequency of fair value disclosures for financial instruments that are not currently reflected on a company’s balance sheet at fair value. FSP FAS 107-1 and APB 28-1 requires disclosure of the fair values of assets and liabilities not measured on the balance sheet at fair value on a quarterly basis, in addition to qualitative and quantitative information about fair value estimates for those financial instruments. We adopted this standard on June 30, 2009. Refer to Note 6 to the consolidated financial statements for further discussion.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” This statement amends the disclosure requirements for derivative instruments and hedging activities in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted this standard on January 1, 2009. Refer to Note 7 to the consolidated financial statements for further discussion.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements — an amendment of ARB No. 51.” This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement requires consolidated net income attributable to both the parent and the noncontrolling interest to be reported and disclosed in the consolidated financial statements. This statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. We adopted this standard on January 1, 2009, and retrospectively applied the presentation and disclosure requirements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS No. 141R requires that costs incurred to effect the acquisition be recognized separately from the acquisition as period costs. SFAS No. 141R also requires recognition of restructuring costs that the acquirer expects to incur, but is not obligated to incur, separately from the business combination. Other key provisions of this statement include the requirement to recognize the acquisition-date fair values of research and development assets separately from goodwill and the requirement to recognize changes in the amount of deferred tax benefits that are recognizable due to the business combination in either income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. At June 30, 2009, we had amounts recorded in our financial statements for unrecognized tax benefits and deferred tax valuation allowances related to past acquisitions that will affect the income tax provision in the period of reversal under SFAS No. 141R. With the exception of certain tax-related aspects described above, this statement applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. The adoption of this standard on January 1, 2009 did not have a material effect on our financial statements.
ACCOUNTING STANDARDS NOT YET ADOPTED
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 establishes the Accounting Standards Codification (ASC) as the sole source of authoritative, nongovernmental U.S. GAAP. The ASC does not create new accounting or reporting guidance, but rather is intended to facilitate research of applicable U.S. GAAP to a particular transaction or accounting issue by organizing existing U.S. GAAP literature into various accounting topics. The ASC will be effective for financial statements that cover interim and annual periods ending after September 15, 2009. We do not expect that the adoption of this standard will have a material effect on our financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 eliminates the exception to consolidating qualifying special-purpose entities within FASB Interpretation 46(R), contains new criteria for determining the primary beneficiary and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the provisions of FASB Interpretation 46(R). SFAS 167 is effective for fiscal years beginning after November 15, 2009, and for interim periods within that first period, with earlier adoption prohibited. We are evaluating the impact of this standard on our financial statements.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140.” SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 is effective for transfers of financial assets in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years, with earlier adoption prohibited. We are evaluating the impact of this standard on our financial statements.
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
Our primary interest rate exposures relate to our cash and cash equivalents, fixed-rate and variable-rate debt and interest rate swaps. The calculation of potential loss in fair value is based on an immediate change in the net present values of our interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flow and income before tax is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% increase or decrease in interest rates would have had a respective favorable or unfavorable impact on the fair values of our fixed-rate and variable-rate debt and interest rate swaps of $69.1 million and $41.7 million at June 30, 2009 and December 31, 2008, respectively. In addition, a hypothetical 10% increase or decrease in interest rates would have had a respective unfavorable or favorable impact on annualized cash flows and income before tax of $0.2 million and $0.7 million in 2009 and 2008, respectively.
Our primary currency exchange rate exposures are to foreign currency-denominated debt, intercompany debt, cash and cash equivalents and forward foreign currency exchange contracts. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our currency exposures due to a 10% shift in exchange rates. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% increase or decrease in currency exchange rates would have had a respective unfavorable or favorable impact on fair values of $25.2 million and $8.6 million at June 30, 2009 and December 31, 2008, respectively. In addition, a hypothetical 10% increase or decrease in currency exchange rates would have had a respective unfavorable or favorable impact on annualized cash flows of $37.5 million and $35.0 million and on annualized income before tax of $11.6 million and $9.7 million in 2009 and 2008, respectively.
Our primary commodity hedge exposure relates to natural gas expense. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our commodity exposure due to a 10% shift in the underlying commodity prices. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in commodity prices. A hypothetical 10% increase or decrease in commodity prices would have had a respective favorable or unfavorable impact on fair values of $1.1 million and $1.4 million at June 30, 2009 and December 31, 2008, respectively, and on annualized cash flows and income before tax of $1.1 million and $2.9 million in 2009 and 2008, respectively.
Item 4. Controls and Procedures
At the end of the period covered by this quarterly report (June 30, 2009), we carried out an evaluation, under the supervision and with the participation of the company’s management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the end of such period, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
In the second quarter of 2009, we implemented a common information systems platform in the European operations of our Lubrizol Advanced Materials segment. This implementation is part of our company-wide initiative, which we anticipate completing in 2011, to extend our current information systems platform to the entire organization so that our core business processes are integrated globally. Upon completion, we expect that the implementation of this common information systems platform will enhance our internal controls over financial reporting. We currently are not aware of any material adverse impacts on our internal controls over financial reporting as a result of this change. Testing of the internal controls associated with the new environment will be conducted throughout the remainder of 2009.
There were no other changes in our internal control over financial reporting identified in the evaluation described in the preceding paragraphs that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On June 17, 2009, the South Carolina Department of Health and Environmental Control (DHEC) notified us of their intention to seek enforcement for alleged violations of the South Carolina Hazardous Waste Management Regulations. The alleged violations pertain to waste classification, management, recordkeeping and reporting requirements associated with operations at our Spartanburg, SC facility. Initial discussions with DHEC indicate that the matter could result in a sanction in excess of $0.1 million, but we do not expect the final resolution to be material to our financial results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	From time to time, we issue common shares, exempt from registration under Regulation S of the Securities Act of 1933, as amended, pursuant to various employee benefit plans sponsored by wholly owned subsidiaries of the company. During the quarter ended June 30, 2009, we issued the following common shares to employees on the dates indicated.

Date of Issuance	Number of Common Shares
May 7, 2009	1,733
May 8, 2009	360
May 27, 2009	430
June 15, 2009	1,085
(c)	During the quarter ended June 30, 2009, we did not purchase any Lubrizol common shares under the 5.0 million share repurchase program authorized by our board of directors and announced on April 27, 2007. At June 30, 2009, 3,755,918 common shares may yet be purchased under the program.
Item 4. Submission of Matters to a Vote of Security Holders
Our annual meeting of shareholders was held on April 27, 2009. Following are the results of matters voted on by our shareholders:
1.	Election of Directors.
(a)	Forest J. Farmer, Sr. The vote was 60,456,204 shares for and 2,451,067 shares to withhold authority.

(b)	Michael J. Graff. The vote was 59,972,527 shares for and 2,934,744 shares to withhold authority.

(c)	James E. Sweetnam. The vote was 58,164,086 shares for and 4,743,185 shares to withhold authority.

(d)	Phillip C. Widman. The vote was 60,219,960 shares for and 2,687,331 shares to withhold authority.
The names of each director whose term of office as a director continued after the meeting are: Robert E. Abernathy, James L. Hambrick, Gordon D. Harnett, Dominic J. Pileggi and Harriett Tee Taggart.

2.	A proposal to confirm the appointment of Deloitte & Touche LLP as the independent registered public accountant. The vote was 61,861,911 shares for; 994,524 shares against; and 50,646 shares abstaining.

3.	A proposal to amend the company’s Amended Articles of Incorporation to:
(a)	add a majority voting standard in uncontested elections of directors. The vote was 62,480,405 shares for; 337,570 shares against; and 89,296 shares abstaining.

(b)	repeal Article Ninth to delete existing control share acquisition provisions and opt back into control share acquisition provisions under Ohio law. The vote was 56,368,293 shares for; 2,044,534 shares against; 116,201 shares abstaining; and 4,378,243 shares subject to broker non-votes.
4.	A proposal to amend the company’s Amended and Restated Regulations to:
(a)	declassify the Board of Directors, add a majority voting standard in uncontested elections of directors, authorize the board to fix the number of directors and clarify the provisions relating to removal of directors. The vote was 62,527,531 shares for; 237,828 shares against; and 141,912 shares abstaining.

(b)	modernize and clarify various provisions related to shareholder meetings and notices, meetings and committees of the board, election of officers and indemnifications of directors, officers and agents. The vote was 24,923,014 shares for; 37,899,633 shares against; and 84,625 shares abstaining.

(c)	revise provisions related to special meetings requested by shareholders, advance notice requirements for shareholder proposals and business brought at shareholder meetings. The vote was 62,167,648 shares for; 626,236 shares against; and 113,387 shares abstaining.

(d)	revise the amendment provisions in accordance with Ohio law. The vote was 58,830,891 shares for; 3,979,084 shares against; and 97,296 shares abstaining.
Item 6. Exhibits
3.1	Second Amended and Restated Articles of Incorporation of The Lubrizol Corporation, effective as of May 6, 2009 (incorporated by reference to Exhibit 3.1 to the company’s quarterly report on Form 10-Q filed with the SEC on May 8, 2009).

3.2	Second Amended and Restated Regulations of The Lubrizol Corporation, effective as of June 23, 2009 (incorporated by reference to Exhibit 3.1 to the company’s current report on Form 8-K filed with the SEC on June 24, 2009).

10.1*	The Lubrizol Corporation Executive Death Benefit Plan, as amended and restated June 23, 2009.

10.2*	The Lubrizol Corporation Excess Defined Contribution Plan, as amended and restated June 23, 2009.

10.3	Three Year Credit Agreement dated July 21, 2009 among Lubrizol Holdings France SAS, Lubrizol Advanced Materials Europe BVBA, Lubrizol (Gibraltar) Limited and Lubrizol Coordination Center BVBA as borrowers, The Lubrizol Corporation as guarantor, the initial lenders named therein, and The Royal Bank of Scotland plc as administrative agent (incorporated by reference to Exhibit 10.1 to the company’s current report on Form 8-K filed with the SEC on July 22, 2009).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LUBRIZOL CORPORATION
/s/ W. Scott Emerick
W. Scott Emerick
Chief Accounting Officer and Duly Authorized Signatory of The Lubrizol Corporation

Date: August 7, 2009

Exhibit Index
3.1	Second Amended and Restated Articles of Incorporation of The Lubrizol Corporation, effective as of May 6, 2009 (incorporated by reference to Exhibit 3.1 to the company’s quarterly report on Form 10-Q filed with the SEC on May 8, 2009).

3.2	Second Amended and Restated Regulations of The Lubrizol Corporation, effective as of June 23, 2009 (incorporated by reference to Exhibit 3.1 to the company’s current report on Form 8-K filed with the SEC on June 24, 2009).

10.1*	The Lubrizol Corporation Executive Death Benefit Plan, as amended and restated June 23, 2009.

10.2*	The Lubrizol Corporation Excess Defined Contribution Plan, as amended and restated June 23, 2009.

10.3	Three Year Credit Agreement dated July 21, 2009 among Lubrizol Holdings France SAS, Lubrizol Advanced Materials Europe BVBA, Lubrizol (Gibraltar) Limited and Lubrizol Coordination Center BVBA as borrowers, The Lubrizol Corporation as guarantor, the initial lenders named therein, and The Royal Bank of Scotland plc as administrative agent (incorporated by reference to Exhibit 10.1 to the company’s current report on Form 8-K filed with the SEC on July 22, 2009).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.