Form 10-Q
period 2009-09-30
LUBRIZOL CORP
filed 2009-11-06
CIK 60751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of the registrant’s common shares, without par value, outstanding as of October 30, 2009: 68,266,296.

THE LUBRIZOL CORPORATION
Quarterly Report on Form 10-Q
Three and Nine Months Ended September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
THE LUBRIZOL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Millions of Dollars Except Per Share Data)	2009	2008	2009	2008
Revenues	$1,274.6	$1,362.7	$3,398.0	$3,940.2
Cost of sales	814.0	1,078.2	2,269.7	3,057.4

Gross profit	460.6	284.5	1,128.3	882.8
Selling and administrative expenses	117.7	111.0	323.3	321.5
Research, testing and development expenses	54.8	55.8	153.0	165.6
Amortization of intangible assets	6.3	6.8	18.8	20.8
Restructuring and impairment charges	5.8	5.7	27.3	25.1
Other expense (income) — net	2.8	(4.5)	(7.7)	(13.4)
Interest income	(1.5)	(3.3)	(5.8)	(10.6)
Interest expense	26.5	21.6	83.4	60.2

Income before income taxes	248.2	91.4	536.0	313.6
Provision for income taxes	73.5	26.2	160.2	91.7

Net income	174.7	65.2	375.8	221.9
Net income attributable to noncontrolling interests	4.2	2.0	9.2	7.0

Net income attributable to The Lubrizol Corporation	$170.5	$63.2	$366.6	$214.9

Net income per share attributable to The Lubrizol Corporation, basic	$2.50	$0.93	$5.40	$3.15

Net income per share attributable to The Lubrizol Corporation, diluted	$2.46	$0.92	$5.34	$3.12

Dividends paid per share	$0.31	$0.31	$0.93	$0.92

Amounts shown are unaudited.
The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In Millions of Dollars Except Share Data)	2009	2008
ASSETS
Cash and cash equivalents	$1,127.4	$186.2
Investments	1.0	9.8
Receivables	728.7	608.5
Inventories	604.9	814.6
Other current assets	115.9	80.8

Total current assets	2,577.9	1,699.9

Property and equipment — at cost	2,954.9	2,878.0
Less accumulated depreciation	1,763.4	1,680.4

Property and equipment — net	1,191.5	1,197.6

Goodwill	798.0	782.1
Intangible assets — net	347.2	361.0
Investments in non-consolidated companies	10.7	7.3
Other assets	99.6	102.6

TOTAL	$5,024.9	$4,150.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt and current portion of long-term debt	$223.9	$391.2
Accounts payable	332.3	350.4
Accrued expenses and other current liabilities	370.9	279.7

Total current liabilities	927.1	1,021.3

Long-term debt	1,477.9	954.6
Pension obligations	332.7	340.1
Other postretirement benefit obligations	86.6	83.1
Noncurrent liabilities	149.9	129.1
Deferred income taxes	40.0	37.7

Total liabilities	3,014.2	2,565.9

Contingencies and commitments

Preferred stock without par value — unissued	—	—
Common shares without par value:
Authorized - 120,000,000 shares
Outstanding - 68,149,758 shares at September 30, 2009, after deducting 18,046,136 treasury shares; 67,257,963 shares at December 31, 2008, after deducting 18,937,931 treasury shares	808.7	764.7
Retained earnings	1,209.9	906.3
Accumulated other comprehensive loss	(76.0)	(147.3)

Total of The Lubrizol Corporation shareholders’ equity	1,942.6	1,523.7

Noncontrolling interests	68.1	60.9

Total shareholders’ equity	2,010.7	1,584.6

TOTAL	$5,024.9	$4,150.5

Amounts shown are unaudited.
The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(In Millions of Dollars)	2009	2008
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income	$375.8	$221.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	125.6	128.1
Deferred income taxes	(2.2)	(7.2)
Stock-based compensation	17.1	10.6
Restructuring and impairment charges	11.0	15.1
Gain from investments and sales of property and equipment	—	(0.1)
Change in current assets and liabilities, net of acquisitions:
Receivables	(106.2)	(143.7)
Inventories	215.9	(107.6)
Accounts payable, accrued expenses and other current liabilities	99.2	74.8
Other current assets	(15.4)	(0.1)

	193.5	(176.6)
Other items — net	13.3	(3.8)

Total operating activities	734.1	188.0

INVESTING ACTIVITIES
Capital expenditures	(107.1)	(146.8)
Acquisitions	(1.0)	0.9
Purchase of investments	—	(50.0)
Proceeds from investments	5.6	—
Other items — net	0.2	1.4

Total investing activities	(102.3)	(194.5)

FINANCING ACTIVITIES
Changes in short-term debt — net	(4.8)	0.2
Repayments of long-term debt	(286.0)	(0.2)
Proceeds from the issuance of long-term debt	646.3	0.4
Payment of Treasury rate lock upon settlement	(16.7)	—
Payment of debt issuance costs	(4.8)	—
Dividends paid	(62.8)	(62.6)
Dividends to noncontrolling interests	(2.5)	(5.3)
Common shares purchased	—	(75.1)
Proceeds from the exercise of stock options	22.5	3.8
Excess tax benefit from the exercise of stock options and awards	7.0	2.2

Total financing activities	298.2	(136.6)

Effect of exchange rate changes on cash	11.2	13.2

Net increase (decrease) in cash and cash equivalents	941.2	(129.9)

Cash and cash equivalents at the beginning of period	186.2	502.3

Cash and cash equivalents at the end of period	$1,127.4	$372.4

Amounts shown are unaudited.
The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)
1. Basis of Presentation
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
The consolidated balance sheet at December 31, 2008, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for a complete set of financial statements.
The company has evaluated subsequent events occurring through November 6, 2009, the date upon which the consolidated financial statements were issued.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator (in millions):
Net income attributable to The Lubrizol Corporation	$170.5	$63.2	$366.6	$214.9

Denominator (in millions of shares):
Weighted-average common shares outstanding	68.1	67.8	67.9	68.2
Dilutive effect of stock options and awards	1.3	0.7	0.8	0.8

Denominator for net income per share, diluted	69.4	68.5	68.7	69.0

Net income per share attributable to The Lubrizol Corporation, basic	$2.50	$0.93	$5.40	$3.15

Net income per share attributable to The Lubrizol Corporation, diluted	$2.46	$0.92	$5.34	$3.12

Options to purchase 0.9 million shares were excluded from the diluted earnings per share calculation because they were antidilutive for the nine months ended September 30, 2009. Options to purchase 0.5 million shares and 0.4 million shares were excluded from the diluted earnings per share calculations because they were antidilutive for the three and nine months ended September 30, 2008, respectively.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.
New Accounting Standards
ACCOUNTING STANDARDS ADOPTED IN 2009
In June 2009, the Financial Accounting Standards Board (FASB) issued an update to Accounting Standards Codification (ASC) topic 105, “Generally Accepted Accounting Principles.” The update establishes the ASC as the sole source of authoritative, nongovernmental U.S. GAAP. The ASC does not create new accounting or reporting guidance, but rather is intended to facilitate research of applicable U.S. GAAP to a particular transaction or accounting issue by organizing existing U.S. GAAP literature into various accounting topics. The ASC is effective for financial statements that cover interim and annual periods ending after September 15, 2009. The adoption of this update on July 1, 2009, did not have a material effect on the company’s consolidated financial statements.
In May 2009, the FASB issued ASC topic 855, “Subsequent Events.” ASC 855 establishes standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim or fiscal periods ending after June 15, 2009. The adoption of this topic on June 30, 2009, did not have a material effect on the company’s consolidated financial statements.
In April 2009, the FASB issued updates to ASC topic 470, “Debt” and ASC topic 270, “Interim Reporting.” The updates increase the frequency of fair value disclosures for financial instruments that are not reflected currently on a company’s balance sheet at fair value. The updates require disclosure of the fair values of assets and liabilities not measured on the balance sheet at fair value on a quarterly basis, in addition to qualitative and quantitative information about fair value estimates for those financial instruments. The company adopted these updates on June 30, 2009. Refer to Note 6 for further discussion.
In March 2008, the FASB issued an update to ASC topic 815, “Derivatives and Hedging.” This update requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The company adopted this update on January 1, 2009. Refer to Note 7 for further discussion.
In December 2007, the FASB issued an update to ASC topic 810, “Consolidation.” This update establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This update requires consolidated net income attributable to both the parent and the noncontrolling interest to be reported and disclosed in the consolidated financial statements. This update also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. The company adopted this update on January 1, 2009, and retrospectively applied the presentation and disclosure requirements.
In December 2007, the FASB issued an update to ASC topic 805, “Business Combinations.” The update requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interests in the acquiree at the acquisition date measured at their fair values as of that date, with limited exceptions. The update requires that costs incurred to effect the acquisition be recognized separately from the acquisition as period costs. The update also requires the recognition of restructuring costs that the acquirer expects to incur, but is not obligated to incur, separately from the business combination. Other key provisions of the update include the requirement to recognize the acquisition-date fair values of research and development assets separately from goodwill and the requirement to recognize changes in the amount of deferred tax benefits that are recognizable due to the business combination in either income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. At September 30, 2009, the company had amounts recorded in its financial statements for unrecognized tax benefits and deferred tax valuation allowances related to past acquisitions that will affect the income tax provision in the period of reversal under the updated topic. With the exception of certain tax-related aspects described above, the update applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. The adoption of this update on January 1, 2009, did not have a material effect on the company’s consolidated financial statements.
ACCOUNTING STANDARDS NOT YET ADOPTED
In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements, a Consensus of the FASB Emerging Issues Task Force.” ASU 2009-13 allows companies to allocate consideration in multiple deliverable arrangements based on the company’s best estimate of selling price when vendor specific objective evidence or vendor objective evidence of the fair value of deliverables is not available. In addition, the residual method of allocating consideration to delivered items is no longer permitted. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, with early application permitted. The company is evaluating the impact of this update on its consolidated financial statements.
In June 2009, the FASB issued an update to ASC topic 810, “Consolidation.” This update eliminates the exception to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This update also contains a new requirement that any term, transaction or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in determining whether a company is the primary beneficiary of a variable interest entity. This update is effective for fiscal years beginning after November 15, 2009, and for interim periods within that first period, with earlier adoption prohibited. The company is evaluating the impact of this update on its consolidated financial statements.
In June 2009, the FASB issued an update to ASC topic 860, “Transfers and Servicing.” This update eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This update is effective for transfers of financial assets in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years, with earlier adoption prohibited. The company is evaluating the impact of this update on its consolidated financial statements.
In December 2008, the FASB issued an update to ASC topic 715, “Compensation-Retirement Benefits.” This update requires additional disclosure surrounding the benefit plan investment allocation decision-making process, the fair value of each major category of plan assets, the valuation techniques used to measure the fair value of plan assets and any significant concentrations of risk within plan assets. This update is effective for annual periods ending after December 15, 2009, with early application permitted. As this update only requires enhanced disclosures, the company does not expect that the adoption of this update will have a material effect on its consolidated financial statements.
3. Acquisitions
On December 31, 2008, the company completed the acquisition of the thermoplastic polyurethane business from The Dow Chemical Company for approximately $59.9 million in cash, including transaction costs. The acquisition included technology, trade names, customer lists and manufacturing know-how. As part of the transaction, the company also acquired a manufacturing facility in La Porte, Texas, which included equipment and inventory. The preliminary purchase price allocation for this acquisition included goodwill of $2.4 million and intangible assets of $19.4 million, which included $1.6 million of in-process research and development.
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
The pro forma impacts of acquisitions in 2008 were immaterial to the company’s consolidated financial statements.

4. Inventories
The company’s inventories were comprised of the following:

	September 30,	December 31,
(In Millions of Dollars)	2009	2008
Finished products	$358.5	$468.8
Products in process	105.9	137.8
Raw materials	104.4	172.8
Supplies and engine test parts	36.1	35.2

Total inventory	$604.9	$814.6

During the nine months ended September 30, 2009, a reduction in inventory resulted in a liquidation of LIFO inventory quantities carried at higher costs and increased cost of sales by $8.5 million.
5. Goodwill and Intangible Assets
Goodwill is tested for impairment at the reporting unit level as of October 1 of each year or if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The company has determined that the Lubrizol Additives operating segment constitutes a reporting unit, and that the Noveon® consumer specialties product line, Estane® engineered polymers business, TempRite® engineered polymers business and performance coatings product line within the Lubrizol Advanced Materials operating segment constitute separate reporting units. The carrying amount of goodwill by reportable segment was as follows:

	Lubrizol
	Advanced	Lubrizol
(In Millions of Dollars)	Materials	Additives	Total
Balance, December 31, 2008	$599.0	$183.1	$782.1
Purchase adjustments	(0.3)	—	(0.3)
Translation adjustments	14.0	2.2	16.2

Balance, September 30, 2009	$612.7	$185.3	$798.0

The major components of the company’s identifiable intangible assets are customer lists, technology, trademarks, patents, land-use rights, favorable lease arrangements and non-compete agreements. Finite-lived intangible assets are amortized over their useful lives, which range between 3 and 20 years, except for land-use rights, which have useful lives up to 50 years. The company’s indefinite-lived intangible assets include certain trademarks that are tested for impairment each year as of October 1 or more frequently if impairment indicators arise.
The following table shows the components of identifiable intangible assets:

	September 30, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In Millions of Dollars)	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists	$193.6	$54.4	$189.2	$44.1
Technology	148.6	61.0	160.3	66.9
Trademarks	31.3	10.0	30.3	8.3
Patents	11.0	5.7	10.2	4.6
Land-use rights and favorable lease arrangements	11.4	2.1	14.6	1.9
Non-compete agreements	0.8	0.3	1.0	0.3

Total amortized intangible assets	396.7	133.5	405.6	126.1
Non-amortized trademarks	84.0	—	81.5	—

Total	$480.7	$133.5	$487.1	$126.1

6. Debt
The company’s debt was comprised of the following:

	September 30,	December 31,
(In Millions of Dollars)	2009	2008
Short-term debt and current portion of long-term debt:
Current portion of long-term debt	$223.9	$386.3
Other short-term debt	—	4.9

	$223.9	$391.2

Long-term debt:
4.625% notes, due 2009, net of original issue discount of $0.1 million and fair value adjustment of $4.3 million for unrealized gains on derivative instruments at December 31, 2008	$204.9	$386.0
5.5% notes, due 2014, net of original issue discount of $1.7 million and $1.9 million at September 30, 2009, and December 31, 2008, respectively, and fair value adjustments of $5.6 million for unrealized gains on derivative instruments at September 30, 2009	453.9	448.1
8.875% notes, due 2019, net of original issue discount of $3.6 million at September 30, 2009	496.4	—
7.25% debentures, due 2025	100.0	100.0
6.5% debentures, due 2034, net of original issue discount of $4.7 million at both September 30, 2009, and December 31, 2008	295.3	295.3
Debt supported by banking arrangements:
Term loan, at LIBOR plus 2.75% (3.00% at September 30, 2009)	150.0	—
U.S. revolving credit borrowing, at prime (3.25% at December 31, 2008)	—	75.0
Euro revolving credit borrowing, at EURIBOR plus .325% (3.036% at December 31, 2008)	—	34.9
Other	1.3	1.6

	1,701.8	1,340.9
Less: current portion of long-term debt	223.9	386.3

Total long-term debt	$1,477.9	$954.6

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
In February 2009, the company entered into a $150.0 million term loan. The term loan is an unsecured, senior obligation of the company that matures in February 2012 and bears interest based upon LIBOR plus a specified credit spread. Beginning in April 2010, the company is required to make quarterly principal payments. The total annual principal payments are $28.1 million in 2010, $54.4 million in 2011 and $67.5 million in 2012. The term loan is prepayable without penalty. The company used a portion of the proceeds from this loan to repay in full the $75.0 million of indebtedness outstanding under its U.S. revolving credit facility at December 31, 2008.
In January 2009, the company issued senior unsecured notes having an aggregate principal amount of $500.0 million at a price of 99.256%. The notes mature in February 2019 and bear interest at 8.875% per annum, payable semi-annually on February 1 and August 1 of each year. Including debt issuance costs, original issue discounts and losses on Treasury rate lock agreements, the notes have an effective annualized interest rate of approximately 9.2%. The notes include a step-up in interest payable in the event of certain ratings downgrades by credit rating agencies. Upon the occurrence of a change of control triggering event, as defined in the indenture, the company would be required to make an offer to repurchase the notes at 101% of their principal amount. The company used a portion of the net proceeds from these notes to repurchase $177.0 million of the 4.625% notes in March 2009 and repay in full on October 1, 2009, the $204.9 million remaining aggregate principal amount of the 4.625% notes.
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
In March 2009, the company amended the required debt to Consolidated EBITDA ratio within the bank credit agreements. Effective with the amendments, to the extent that the company has cash or cash equivalents in an amount sufficient for the payment of the outstanding 4.625% notes, the company may exclude these notes from the calculation of debt for all periods prior to October 1, 2009. At September 30, 2009, the credit agreements required that the ratio of debt to Consolidated EBITDA be less than 3.5:1 and the ratio of Consolidated EBITDA to interest expense be greater than 3.5:1. At September 30, 2009, the company maintained a ratio of debt to Consolidated EBITDA of 1.8:1 and a ratio of Consolidated EBITDA to interest expense of 8.6:1.
The bank credit agreements also contain customary events of default including, among others, failure to make payment when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, the occurrence of one or more unstayed judgments in excess of $25.0 million that is not covered by an acceptable policy of insurance, a party obtaining a beneficial ownership in excess of 20% of the company’s voting stock, or the incurrence of $25.0 million of liabilities related to violations of employee benefit plan regulations or the withdrawal or termination of a multiemployer benefit plan. At September 30, 2009, the company was in compliance with all of its covenants and has not committed any acts of default.
The estimated fair value of the company’s debt instruments at September 30, 2009, and December 31, 2008, approximated $1,869.1 million and $1,239.3 million, respectively, compared with a carrying value of $1,701.8 million and $1,345.8 million, respectively. The fair value of the company’s debt instruments was estimated using prevailing market interest rates on long-term debt with similar creditworthiness, terms and maturities.

7. Derivative Instruments and Hedging Activities
In the normal course of business, the company uses derivative financial instruments, including interest rate swap agreements, Treasury rate lock agreements, commodity purchase contracts and foreign currency forward contracts, to manage its risks. The company’s objective in managing its exposure to changes in interest rates is to limit the impact of such changes on its earnings and cash flow. The company manages its interest rate risk using a mix of fixed-rate and variable-rate debt. To achieve this mix, the company may enter into interest rate swap agreements whereby the company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. The company also is exposed to interest rate risk on forecasted debt issuances. To manage this risk, the company may use Treasury rate lock agreements to fix the rate used to determine the interest payments related to all or a portion of the forecasted debt issuance. The company’s objective in managing its exposure to changes in commodity prices is to reduce the volatility of utility expense on earnings through the use of commodity purchase contracts. The company’s objective in managing its exposure to changes in foreign currency exchange rates is to reduce the volatility on earnings and cash flow of such changes through the use of foreign currency forward contracts. The company does not hold derivatives for trading purposes.
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

The following table shows the location and fair value of derivative instruments reported in the consolidated balance sheets at September 30, 2009, and December 31, 2008 (in millions of dollars):

Asset Derivatives
		September 30,	December 31,
	Balance Sheet Location	2009	2008
Derivatives designated as hedging instruments:
Interest rate swap agreements	Other current assets	$—	$4.3
Commodity purchase contracts	Other current assets	0.3	—
Interest rate swap agreements	Other assets	5.6	—

		$5.9	$4.3

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$2.1

Liability Derivatives
		September 30,	December 31,
	Balance Sheet Location	2009	2008
Derivatives designated as hedging instruments:
Treasury rate lock agreements	Accrued expenses and other current liabilities	$—	$20.0
Commodity purchase contracts	Accrued expenses and other current liabilities	4.0	5.5
Commodity purchase contracts	Noncurrent liabilities	—	1.5

		$4.0	$27.0

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$0.5	$0.3

Fair Value Hedges
In May and June 2009, the company entered into three interest rate swap agreements, each with a notional amount of $50.0 million, that effectively converted the interest on $150.0 million of outstanding 5.5% notes due 2014 to a variable rate of six-month LIBOR plus 134 basis points, 156.25 basis points and 188 basis points. In November 2004, the company entered into four interest rate swap agreements, each with a notional amount of $50.0 million, that effectively converted the interest on $200.0 million of outstanding 4.625% notes due 2009 to a variable rate of six-month LIBOR plus 40 basis points. In June 2004, the company entered into two interest rate swap agreements, each with a notional amount of $100.0 million, that effectively converted the interest on $200.0 million of then outstanding 5.875% notes due 2008 to a variable rate of six-month LIBOR plus 111 basis points. These swaps are designated as fair value hedges of underlying fixed-rate debt obligations.

The effective portions of gains and losses on interest rate swap agreements designated as fair value hedges and the offsetting losses or gains on the hedged liabilities recognized in current earnings for the three and nine months ended September 30, 2009, and 2008 were as follows (in millions of dollars):

		Three Months Ended		Nine Months Ended
	Location of Gain (Loss)	September 30,		September 30,
Derivative	Recognized in Earnings	2009	2008	2009	2008
Interest rate swap agreements	Interest expense	$1.0	$(0.1)	$1.3	$2.5

		Three Months Ended		Nine Months Ended
	Location of Gain (Loss)	September 30,		September 30,
Hedged Item	Recognized in Earnings	2009	2008	2009	2008
Long-term debt	Interest expense	$(1.0)	$0.1	$(1.3)	$(2.5)

Cash Flow Hedges
The company uses commodity purchase contracts to manage its exposure to changes in the price for natural gas. At September 30, 2009, and December 31, 2008, the notional amounts of open contracts totaled $27.3 million and $20.9 million, respectively. Contract maturities are less than 24 months.
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
In June 2004, the company entered into several Treasury rate lock agreements with an aggregate notional principal amount of $900.0 million, all maturing on September 30, 2004, whereby the company had locked in Treasury rates relating to a portion of the then anticipated debt issuance. These Treasury rate lock agreements were designated as cash flow hedges of the semi-annual interest payments associated with the forecasted debt issuance. In September 2004, the company incurred a pre-tax loss of $73.9 million on the termination of these agreements.
Losses upon termination of Treasury rate lock agreements are reported as a component within accumulated other comprehensive loss (AOCL) and reclassified into earnings over the term of the associated debt issuance. The unamortized balance of the Treasury rate lock agreements recorded in AOCL, net of tax, was $42.4 million and $34.7 million at September 30, 2009, and December 31, 2008, respectively.

The effective portions of gains and (losses) on derivative instruments designated as cash flow hedges recognized in other comprehensive income, net of tax, for the three and nine months ended September 30, 2009, and 2008 were as follows (in millions of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative	2009	2008	2009	2008
Commodity purchase contracts	$0.1	$(7.2)	$(2.4)	$(0.6)
Treasury rate lock agreements	—	—	2.1	—

	$0.1	$(7.2)	$(0.3)	$(0.6)

The effective portions of pre-tax gains and (losses) on derivative instruments designated as cash flow hedges reclassified from AOCL into earnings for the three and nine months ended September 30, 2009 and 2008 were as follows (in millions of dollars):

	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
	Reclassified from	September 30,		September 30,
Derivative	AOCL into Earnings	2009	2008	2009	2008
Commodity purchase contracts	Cost of sales	$(2.4)	$0.7	$(6.8)	$1.3
Treasury rate lock agreements	Interest expense	(1.4)	(1.2)	(4.6)	(4.1)

		$(3.8)	$(0.5)	$(11.4)	$(2.8)

The company estimates that it will reclassify into earnings during the next twelve months losses of approximately $4.9 million ($3.2 million net of tax) and $3.7 million ($2.4 million net of tax) from the amounts recorded in AOCL for Treasury rate lock agreements and commodity purchase contracts, respectively.
Derivative Instruments Not Designated as Hedges
The company selectively uses foreign currency forward contracts, in addition to working capital management, pricing and sourcing, to minimize the potential effect of currency changes on its earnings. The company’s principal currency exposures are the euro, the pound sterling, the Japanese yen, the Canadian dollar and the Brazilian real. The company does not designate these foreign currency forward contracts as hedges, as the objective for entering into these contracts is to minimize the amount of transaction gains or losses that are included in current earnings arising from exchange rate changes. The maximum amount of foreign currency forward contracts outstanding at any one time was $29.3 million during the nine months ended September 30, 2009. At September 30, 2009, and December 31, 2008, the notional amounts of open short-term forward contracts to buy or sell currencies were $10.5 million and $25.0 million, respectively. The company recognized (losses) gains on foreign currency forward contracts for the three and nine months ended September 30, 2009, and 2008 as follows (in millions of dollars):

	Location of (Loss)	Three Months Ended		Nine Months Ended
	Gain Recognized	September 30,		September 30,
Derivative	in Earnings	2009	2008	2009	2008
Foreign currency forward contracts	Other income-net	$(0.8)	$0.9	$(1.6)	$(0.3)

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
The following table shows the company’s financial assets and liabilities accounted for at fair value on a recurring basis at September 30, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
(In Millions of Dollars)	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market mutual funds (1)	$875.0	$870.8	$4.2	$—
Interest rate swaps (2)	5.6	—	5.6	—
Commodity purchase contracts (3)	0.3	—	0.3	—
	$880.9	$870.8	$10.1	$—

Liabilities:
Commodity purchase contracts (3)	$4.0	$—	$4.0	$—
Foreign currency forward contracts (4)	0.5	—	0.5	—

	$4.5	$—	$4.5	$—

(1)	The company records the fair value of money market mutual funds within cash and cash equivalents, investments and other assets. The fair value of money market mutual funds held in inactive markets is corroborated through quoted prices in active markets for the fund’s underlying holdings, considering nonperformance and liquidity risks.

(2)	The fair value of interest rate swaps are obtained from counterparty quotes, which use discounted cash flows and the then-applicable forward interest rates.

(3)	The fair value of commodity purchase contracts is based on counterparty quotes of market forward rates and reflects the present value of the amount that the company would pay or receive for contracts involving the same notional amounts and maturity dates.

(4)	The fair value of foreign currency forward contracts is based on the difference between the contract prices and market forward rates that are obtained from counterparty quotes.

9. Comprehensive Income
Total comprehensive income was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Millions of Dollars)	2009	2008	2009	2008
Net income	$174.7	$65.2	$375.8	$221.9
Foreign currency translation adjustment	51.7	(82.2)	61.2	(20.0)
Pension and other postretirement benefit plans	0.4	3.6	3.5	4.4
Gain (loss) on natural gas hedges — net	1.7	(7.6)	2.0	(1.4)
Changes in Treasury rate locks — net	0.9	0.8	5.1	2.7

Total comprehensive income (loss)	$229.4	$(20.2)	$447.6	$207.6
Less: Comprehensive income attributable to noncontrolling interests	4.6	—	9.7	4.9

Comprehensive income (loss) attributable to The Lubrizol Corporation	$224.8	$(20.2)	$437.9	$202.7

10. Shareholders’ Equity
The following table summarizes the changes in shareholders’ equity since January 1, 2009:

		Shareholders’ Equity
				Accumulated
				Other
	Number of	Common	Retained	Comprehensive	Noncontrolling
(In Millions)	Shares Outstanding	Shares	Earnings	Loss	Interests	Total
Balance, January 1, 2009	67.3	$764.7	$906.3	$(147.3)	$60.9	$1,584.6

Comprehensive income:
Net income			366.6		9.2	375.8
Other comprehensive income				71.3	0.5	71.8

Total comprehensive income						447.6
Dividends declared			(63.0)		(2.5)	(65.5)
Stock-based compensation		15.4				15.4
Shares issued upon exercise of stock options and awards	0.8	22.5				22.5
Tax benefit from stock compensation		6.1				6.1

Balance, September 30, 2009	68.1	$808.7	$1,209.9	$(76.0)	$68.1	$2,010.7

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
The company primarily evaluates performance and allocates resources based on segment operating income as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the product lines included within each segment. Segment operating income reconciles to consolidated income before income taxes by deducting corporate expenses and corporate other income that are not attributed to the segments, restructuring and impairment charges and net interest expense.
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
The results for these two businesses now are reported in the driveline and industrial additives product line within the Lubrizol Additives segment. Additionally, on January 1, 2009, the company revised its measurement of segment operating income to include income attributable to noncontrolling interests. Previously, segment operating income excluded the portion of income attributable to noncontrolling interests. The results for the prior periods presented have been adjusted retrospectively to conform to the current year presentation.

The following table presents a summary of the results of the company’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Millions of Dollars)	2009	2008	2009	2008
Revenues from external customers:
Lubrizol Additives	$914.5	$961.9	$2,445.1	$2,752.2
Lubrizol Advanced Materials	360.1	400.8	952.9	1,188.0

Total revenues	$1,274.6	$1,362.7	$3,398.0	$3,940.2

Segment operating income:
Lubrizol Additives	$256.5	$102.1	$596.4	$341.1
Lubrizol Advanced Materials	60.5	26.5	122.6	90.4

Segment operating income	317.0	128.6	719.0	431.5

Corporate expenses	(31.7)	(17.0)	(76.5)	(50.7)
Corporate other (expense) income-net	(6.3)	3.8	(1.6)	7.5
Restructuring and impairment charges	(5.8)	(5.7)	(27.3)	(25.1)
Interest expense-net	(25.0)	(18.3)	(77.6)	(49.6)

Income before income taxes	$248.2	$91.4	$536.0	$313.6

The company’s total assets by segment were as follows:

	September 30,	December 31,
(In Millions of Dollars)	2009	2008
Segment assets:
Lubrizol Additives	$1,813.7	$1,853.8
Lubrizol Advanced Materials	1,846.7	1,843.2

Total segment assets	3,660.4	3,697.0

Corporate assets	1,364.5	453.5

Total consolidated assets	$5,024.9	$4,150.5

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
During 2009, the company amended its salaried defined benefit pension plan in the United States to close the plan to new participants effective January 1, 2010. As part of this change, the company will introduce a new defined contribution plan in the United States to salaried employees hired after January 1, 2010.
The company also provides non-pension postretirement benefits, primarily health care benefits, for some employees. Participants contribute a portion of the cost of these benefits. The company’s non-pension postretirement benefit plans are not funded.

The components of net periodic pension cost consisted of the following:

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
	Non-			Non-
(In Millions of Dollars)	U.S. Plans	U.S. Plans	Total	U.S. Plans	U.S. Plans	Total
Service cost — benefits earned during period	$5.4	$2.1	$7.5	$4.6	$3.0	$7.6
Interest cost on projected benefit obligation	7.0	3.5	10.5	6.1	4.5	10.6
Expected return on plan assets	(5.9)	(3.2)	(9.1)	(5.7)	(3.6)	(9.3)
Amortization of prior service costs	0.6	0.1	0.7	0.5	0.3	0.8
Recognized net actuarial loss	1.1	0.3	1.4	0.1	0.5	0.6

Net periodic pension cost	$8.2	$2.8	$11.0	$5.6	$4.7	$10.3

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	Non-			Non-
(In Millions of Dollars)	U.S. Plans	U.S. Plans	Total	U.S. Plans	U.S. Plans	Total
Service cost — benefits earned during period	$16.2	$6.1	$22.3	$14.0	$9.3	$23.3
Interest cost on projected benefit obligation	20.8	10.8	31.6	19.2	13.6	32.8
Expected return on plan assets	(17.8)	(9.5)	(27.3)	(16.9)	(11.4)	(28.3)
Amortization of prior service costs	1.8	0.3	2.1	1.6	0.7	2.3
Recognized net actuarial loss	3.4	0.9	4.3	0.7	1.5	2.2

Net periodic pension cost	$24.4	$8.6	$33.0	$18.6	$13.7	$32.3

The components of net periodic non-pension postretirement benefit cost consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Millions of Dollars)	2009	2008	2009	2008
Service cost — benefits earned during period	$0.3	$0.5	$1.0	$1.4
Interest cost on projected benefit obligation	1.4	1.4	4.1	4.5
Amortization of prior service credits	(1.7)	(1.7)	(5.2)	(5.1)
Amortization of initial net obligation	0.1	0.1	0.3	0.4
Recognized net actuarial loss	0.1	0.1	0.3	0.6
Settlement / curtailment gain	—	—	—	(1.1)

Net periodic non-pension postretirement benefit cost	$0.2	$0.4	$0.5	$0.7

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

Under the company’s long-term incentive program, dollar-based target awards for three-year performance periods are determined by the organization and compensation committee of the board of directors. The target awards correspond to pre-determined three-year earnings per share growth rates. The dollar-based target awards are converted into a combination of stock options and performance-based share units based on the fair value of the respective awards on the date of grant.
The fair value of stock option awards is estimated using the Black-Scholes option pricing model. There were 438,600 and 253,100 stock options granted during the nine months ended September 30, 2009, and 2008, respectively. Options under the 2005 Plan have been granted to employees at fair market value at the date of grant. The weighted-average assumptions used to value the options granted were as follows:

	Nine Months Ended
	September 30,
	2009	2008
Risk-free interest rate	2.8%	3.5%
Dividend yield	4.5%	2.1%
Expected volatility	27.9%	20.0%
Expected life (years)	6.5	6.5
Weighted-average fair value per share of options granted during the period	$5.03	$12.27
The fair value of performance-based share units is based on the closing price of the company’s common shares on the date of grant. The company granted 290,520 and 116,990 performance-based share units during the nine months ended September 30, 2009, and 2008, respectively. There are no voting or dividend rights associated with the performance-based share units until the end of the performance period and a distribution of shares from the 2005 Plan, if any, is made. Nonvested performance-based share units at September 30, 2009, and changes during 2009 were as follows:

		Weighted-
		Average
	Share	Grant Date
	Units	Fair Value
Nonvested at January 1, 2009	232,161	$53.07
Granted	290,520	$27.77
Performance increase	519,544	$41.28
Forfeited	(29,371)	$40.21

Nonvested at September 30, 2009	1,012,854	$40.14

The following table identifies the number of shares expected to be issued based on current expectations of performance and the stock price on the date of grant for the nonvested performance-based share units outstanding at September 30, 2009:

	Expected	Weighted-
	Number	Average
	of Units	Grant Date
Performance Period	to be Issued	Fair Value
2007-2009	236,476	$53.07
2008-2010	213,328	$58.45
2009-2011	563,050	$27.77
During the nine months ended September 30, 2009, the award for the 2006-2008 performance period was distributed resulting in the issuance of 172,381 common shares and the deferral of 112,411 common shares into a deferred compensation plan. During the nine months ended September 30, 2008, the award for the 2005-2007 performance period was distributed resulting in the issuance of 134,578 shares and the deferral of 96,969 shares into a deferred compensation plan.
The terms of the performance-based share units granted to international employees states that payment will be in cash at the end of the performance period. As such, liability accounting is used for these awards and compensation expense is calculated based on the company’s common share price. In addition, some international employees received stock-based awards in prior years that are similar to stock appreciation rights. The value of these awards is based on the company’s common share price and is paid in cash upon exercise. A portion of these awards expires through 2014, while the remainder expires upon retirement. At September 30, 2009, the unexercised portion of these fully vested awards was accounted for as a liability. Compensation expense recognized in the consolidated statements of income for the three and nine months ended September 30, 2009, related to these stock-based liability awards was $5.9 million and $8.8 million, respectively. Credits to compensation expense recognized in the consolidated statements of income for the three and nine months ended September 30, 2008, related to these stock-based liability awards was $0.5 million and $2.1 million, respectively.
Total stock-based compensation expense recognized in the consolidated statements of income for the three and nine months ended September 30, 2009, was $14.1 million and $25.9 million, respectively, compared with $3.0 million and $8.5 million, respectively, for the three and nine months ended September 30, 2008. The related tax benefit for the three and nine months ended September 30, 2009, was $5.0 million and $9.1 million, respectively, compared with $1.1 million and $3.0 million, respectively, for the three and nine months ended September 30, 2008. At September 30, 2009, there was $20.8 million of total pre-tax unrecognized compensation cost related to all stock-based awards that were not vested. That cost is expected to be recognized over a weighted-average period of 1.8 years.
The company is using previously purchased treasury shares for all net shares issued for option exercises and performance-based and restricted share units. The company issued 591,139 and 714,514 common shares from treasury upon exercise of employee stock options during the three and nine months ended September 30, 2009, respectively. The company issued 27,000 and 124,475 common shares from treasury upon exercise of employee stock options during the three and nine months ended September 30, 2008, respectively.
14. Restructuring and Impairment Charges
During the three and nine months ended September 30, 2009, the company recorded aggregate restructuring and impairment charges of $5.8 million and $27.3 million, respectively. The restructuring and impairment charges during 2009 primarily related to severance and benefits associated with organizational restructuring decisions, which increased operating efficiencies and improved profitability. In the second quarter of 2009, the company recorded asset impairment charges primarily related to the write-off of preliminary process engineering design work associated with its plans to build a lubricant additives plant in China. Due to lower expected demand caused by the global recession, the company has delayed the China project and is revising its plans with respect to the scope and location of the plant. As a result, the recoverability of the asset for preliminary process engineering design work performed to date has been affected adversely and the associated asset has been impaired. In the third quarter of 2009, the company recorded asset impairment charges related to long-lived assets within the performance coatings and engineered polymers product lines of the Lubrizol Advanced Materials segment due to its decision to cease manufacturing at two U.S. facilities. Manufacturing of engineered polymers products at the closed facility will be transferred to other facilities to improve the utilization of existing assets. The company expects to record an additional $1.5 million of restructuring charges in 2009 associated with these facility closures. The remaining charges primarily related to the closing of a Lubrizol Additives blending, packaging and warehouse site in Ontario, Canada that was announced in 2008. The company expects to record an additional $6.8 million of restructuring charges related to this facility closure in 2010 upon the final settlement of the related employee benefit plans.

The following table shows the reconciliation of the restructuring liability since January 1, 2009, by major restructuring activity:

		Restructuring
	Liability	and			Liability
	January 1,	Impairment		Non-cash	September 30,
(In Millions of Dollars)	2009	Charges	Cash Paid	Adjustments	2009
Corporate organizational restructuring	$—	$15.2	$(11.3)	$—	$3.9
Long-lived asset impairments	—	7.4	—	(7.4)	—
Lubrizol Additives plant closure and workforce reductions	0.7	1.0	(1.7)	—	—
Lubrizol Advanced Materials plant closures and workforce reductions	—	3.6	—	(3.6)	—
Performance coatings 2008 business improvement initiatives	0.9	0.1	(0.7)	—	0.3
Noveon International, Inc. restructuring liabilities assumed	0.5	—	(0.5)	—	—

	$2.1	$27.3	$(14.2)	$(11.0)	$4.2

During the three and nine months ended September 30, 2008, the company recorded aggregate restructuring and impairment charges of $5.7 million and $25.1 million, respectively, primarily related to business improvement initiatives in the performance coatings product line of the Lubrizol Advanced Materials segment. The company completed the disposition of a textile compounding plant and recognized an asset impairment for a textile coatings production line in the first quarter of 2008. In the second quarter of 2008, the company announced additional steps in the improvement of its U.S. performance coatings business. Manufacturing of select products at various locations ceased or was transferred to more efficient production facilities in order to align manufacturing with its end-use markets. In addition, the company restructured the sales, marketing and research and development organizations within the performance coatings product line. In the third quarter of 2008, the company announced a plan to close a Lubrizol Additives blending, packaging and warehouse site in Ontario, Canada.
15. Contingencies
General
There are pending or threatened claims, lawsuits and administrative proceedings against the company, all arising from the ordinary course of business with respect to commercial, premises liability, product liability, employment and environmental matters, which seek remedies or damages. Environmental matters and liabilities are addressed specifically below. The company believes that any liability that finally may be determined with respect to these claims should not have a material adverse effect on the company’s consolidated financial position, results of operations or cash flows. From time to time, the company also is involved in legal proceedings as a claimant involving contract, patent protection and other matters. Gain contingencies, if any, are recognized when they are realized.

Environmental
The company’s environmental engineers and consultants review and monitor environmental issues at operating facilities. Where appropriate, the company initiates corrective and/or preventive environmental projects to ensure safe and lawful activities at its current operations. The company also conducts compliance and management systems audits.
The company is a generator of both hazardous and non-hazardous wastes, the treatment, storage, transportation and disposal of which are regulated by various laws and governmental regulations. These laws and regulations generally impose liability for costs to investigate and remediate contamination without regard to fault. Under certain circumstances liability may be joint and several resulting in one party being held responsible for the entire obligation. Liability also may include damages to natural resources.
Although the company believes past operations were in substantial compliance with the then-applicable regulations, either the company or the predecessor of Lubrizol Advanced Materials International, Inc. (LZAM International), the Performance Materials Segment of Goodrich Corporation (Goodrich), has been designated under a country’s laws and/or regulations as a potentially responsible party (PRP) in connection with several sites. The company participates in the remediation process for current operating facilities and for third-party sites at which the company has been identified as a PRP. This process includes investigation, remedial action selection and implementation, as well as discussions and negotiations with other parties, such as other PRPs, past owners and operators and governmental agencies. The estimates of environmental liabilities are based on the results of this process. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability and remediation standards and evolving technologies for managing investigations and remediation. The company revises its estimates as events in this process occur and additional information is obtained.
The company’s environmental reserves, measured on an undiscounted basis, totaled $10.1 million and $12.7 million at September 30, 2009, and December 31, 2008, respectively. Of these amounts, $3.5 million and $6.5 million were included in accrued expenses and other current liabilities at September 30, 2009, and December 31, 2008, respectively. Goodrich provided LZAM International with an indemnity for various environmental liabilities which extends through February 2011. Pursuant to this indemnity, Goodrich currently is indemnifying LZAM International for the costs of several environmental remediation projects. The company estimates Goodrich’s share of such currently identified liabilities to be approximately $1.4 million, of which $0.5 million of the recovery is included in receivables and $0.9 million is included in other assets. There are specific environmental contingencies for company-owned sites for which third parties such as past owners and/or operators are the named PRPs, for which the company is indemnified by Goodrich. Goodrich’s share of all of these liabilities may increase to the extent such third parties fail to honor their obligations through February 2011.
The company believes that its environmental accruals are adequate based on currently available information. However, it is reasonably possible that approximately $4.6 million in additional costs may be incurred at certain locations beyond the amounts accrued as a result of new information, newly discovered conditions, changes in remediation standards or technologies or a change in the law. Additionally, as the indemnification from Goodrich only extends through February 2011, the timing of the incurrence of remediation costs may result in additional expenses to the company.

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
We are geographically diverse, with an extensive global manufacturing, supply chain, technical and commercial infrastructure. We operate facilities in 27 countries, including production facilities in 18 countries and laboratories in 13 countries, in key regions around the world through the efforts of approximately 6,800 employees. We sell our products in more than 100 countries and believe that our customers recognize and value our ability to provide customized, high quality, cost-effective performance formulations and solutions worldwide. We also believe our customers highly value our global supply chain capabilities.
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

The following factors most affected our consolidated results during the nine months ended September 30, 2009:
•	The ongoing global recession has affected the markets we serve and negatively impacted our sales volume. Volume declined 18% compared with the same period in 2008 as demand declined sharply and customers reduced their inventory levels. However, we believe inventory destocking substantially was complete in the first quarter as we experienced sequential quarterly volume growth of 13% and 15% in the third and second quarters, respectively, influenced by customers replenishing their inventories.

•	Our disciplined margin management and cost reduction initiatives offset the decline in volume and resulted in an increase in our gross profit percentage to 33.2% from 22.4% in the same period in 2008.

•	Our inventory reduction initiatives contributed to the significant increase in cash flow from operations. We reduced production to respond to lower sales volume and reduce inventories. As a result of our abnormally low production, we incurred $61.2 million of unabsorbed manufacturing costs. The reduction in inventory also resulted in charges of $8.5 million due to a liquidation of LIFO inventory quantities carried at higher costs.

•	Our aggressive cost reduction actions and organizational restructuring increased operating efficiencies and improved profitability. We reduced manufacturing expenses by curtailing production and reducing spending on supplies and services. Selling, testing, administrative and research (STAR) expenses declined by 2% due to reductions in information technology and travel expenses. Manufacturing and STAR expenses both benefited from a favorable currency impact. The effect of our cost reduction initiatives partially was offset by the increase in incentive and deferred compensation expenses described below. In conjunction with our organizational restructuring, we incurred $15.2 million of severance and benefit charges and $3.6 million of asset impairment charges due to our decision to cease manufacturing at two U.S. facilities.

•	Our actual and projected financial performance relative to the financial objectives contained within our annual and long-term incentive compensation programs resulted in additional compensation expense of $21.2 million compared with the same period in 2008. Further, appreciation in the liabilities recorded for our deferred compensation plans and stock appreciation rights, which primarily are based on the value of Lubrizol stock, resulted in additional compensation expense of $18.1 million compared with the same period in 2008.

•	The additional interest costs associated with the issuance of $500.0 million of 8.875% notes and the $150.0 million term loan, coupled with lower interest income, reduced our earnings by approximately $0.27 per share as compared with the same period in 2008. The proceeds from these borrowings provided us with sufficient funds to retire in full the 4.625% notes due 2009, enabled us to repay in full our outstanding U.S. revolver balance and to fund the acquisition of the thermoplastic polyurethane business from The Dow Chemical Company (Dow), and strengthened our liquidity with approximately $175.0 million of additional cash.
During the year ended December 31, 2008, we determined goodwill associated with our performance coatings, Estane and TempRite reporting units within our Lubrizol Advanced Materials segment was impaired as the carrying value of goodwill within these reporting units exceeded its fair value. No goodwill remained within our performance coatings reporting unit at September 30, 2009. The remaining value of goodwill associated with our Estane and TempRite reporting units totaled $65.2 million and $77.3 million at September 30, 2009, respectively. A 10% decrease in the fair value of our Estane reporting unit or any further decrease in the fair value of our TempRite reporting unit could indicate the potential for an additional impairment of goodwill. The products within our Estane reporting unit are used within film and sheet for various coating processes, wire and cable insulation, athletic equipment (such as footwear), medical applications, pneumatic tubing and automotive molded parts, and the demand for these products are affected by overall economic conditions. Our TempRite reporting unit serves customers who produce plastic piping for residential and commercial plumbing, fire sprinkler systems and industrial piping applications, and is therefore subject to cyclical demand patterns within these markets. To the extent the weakness in the economy, including the residential and commercial construction markets, persists longer than expected or our cost of capital increases, our Estane or TempRite reporting units could experience a decline in fair value that may result in an additional impairment of goodwill.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2009 Compared With Three Months Ended September 30, 2008

	Three Months
	Ended September 30,
(In Millions of Dollars Except Per Share Data)	2009	2008	$ Change	% Change
Revenues	$1,274.6	$1,362.7	$(88.1)	(6%)
Cost of sales	814.0	1,078.2	(264.2)	(25%)

Gross profit	460.6	284.5	176.1	62%

Selling and administrative expenses	117.7	111.0	6.7	6%
Research, testing and development expenses	54.8	55.8	(1.0)	(2%)
Amortization of intangible assets	6.3	6.8	(0.5)	(7%)
Restructuring and impairment charges	5.8	5.7	0.1	*
Other expense (income) — net	2.8	(4.5)	(7.3)	*
Interest income	(1.5)	(3.3)	(1.8)	(55%)
Interest expense	26.5	21.6	4.9	23%

Income before income taxes	248.2	91.4	156.8	172%
Provision for income taxes	73.5	26.2	47.3	181%

Net income	174.7	65.2	109.5	168%
Net income attributable to noncontrolling interests	4.2	2.0	2.2	110%

Net income attributable to The Lubrizol Corporation	$170.5	$63.2	$107.3	170%

Basic earnings per share attributable to The Lubrizol Corporation	$2.50	$0.93	$1.57	169%

Diluted earnings per share attributable to The Lubrizol Corporation	$2.46	$0.92	$1.54	167%

*	Calculation not meaningful
Revenues The decrease in revenues compared with the same period in 2008 was due to a 6% decrease in volume and a 2% unfavorable currency impact, partially offset by a 2% improvement in the combination of price and product mix. Included in these factors were incremental revenues from the thermoplastic polyurethane businesses acquired from Dow and SK Chemicals Co., Ltd. (SK), which contributed 2% to revenues for the quarter.

The following table shows the geographic mix of our volume as well as the percentage changes compared with the same quarter last year:

			Excluding
			the Impact of
	2009	2009 vs. 2008	Acquisitions
	Volume	% Change	% Change
North America	39%	(12%)	(13%)
Europe	26%	(9%)	(9%)
Asia-Pacific / Middle East	28%	7%	5%
Latin America	7%	—	—

Total	100%	(6%)	(7%)

Volume decreased within our North American and European markets as a result of the continued weakness in the global economy and its impact on demand for our products. Volume increased within our Asia-Pacific / Middle East market due to stronger customer demand as well as temporary business gains due to a competitor’s supply difficulties. Compared with the second quarter of 2009, improvements in all of our markets in the third quarter of 2009 led to a 13% sequential increase in volume.
Segment volume variances by geographic zone, as well as the factors explaining the changes in segment revenues during the third quarter of 2009 compared with the same quarter last year, are contained within the “Segment Analysis” section.
Cost of Sales The decrease in cost of sales compared with the same quarter last year primarily was due to lower volume, a 25% decline in average raw material cost and reduced manufacturing expenses. Total manufacturing expenses decreased 8% compared with the same quarter last year primarily due to reductions in spending on supplies and services, a favorable currency impact, lower utility costs and a $6.2 million insurance recovery for previously incurred environmental remediation costs. We reduced production to respond to lower sales volume and reduce inventories, and as a result, we incurred $3.8 million of unabsorbed manufacturing costs due to abnormally low production. In the same quarter last year, manufacturing costs included $8.5 million of unabsorbed costs attributed to the temporary shutdown of our two Houston-area manufacturing facilities as well as incremental maintenance and repair costs due to Hurricane Ike.
Gross Profit Gross profit increased $176.1 million, or 62%, compared with the same quarter last year. The increase primarily was due to lower raw material and manufacturing costs and an improvement in the combination of price and product mix, which more than offset lower volume and an unfavorable currency impact. Our gross profit percentage increased to 36.1% compared with 20.9% in the same quarter last year as a result of lower average raw material cost and price increases initiated in 2008.
Selling and Administrative Expenses Selling and administrative expenses increased $6.7 million, or 6%, compared with the same quarter last year. The increase primarily was due to higher deferred compensation expense of $10.0 million and incentive compensation expense of $6.0 million, partially offset by our cost reduction initiatives that included lower expenses for information technology and travel, and a favorable currency impact.
Research, Testing and Development Expenses Research, testing and development expenses decreased $1.0 million, or 2%, compared with the same quarter last year primarily due to a favorable currency impact.

Restructuring and Impairment Charges The components of restructuring and impairment charges during the third quarter of 2009 were as follows:

	Three Months Ended September 30, 2009
	Asset	Other Plant	Severance
(In Millions of Dollars)	Impairments	Exit Costs	and Benefits	Total
Corporate organizational restructuring	$—	$—	$1.5	$1.5
Long-lived asset impairments	0.5	—	—	0.5
Lubrizol Additives plant closure and workforce reductions	—	0.1	—	0.1
Lubrizol Advanced Materials plant closures and workforce reductions	3.6	—	—	3.6
Performance coatings 2008 business improvement initiatives	—	—	0.1	0.1

Total restructuring and impairment charges	$4.1	$0.1	$1.6	$5.8

Restructuring charges of $1.5 million related to our organizational restructuring initiated during the year, which increased operating efficiencies and improved profitability.
To improve segment profitability, we decided to cease manufacturing at two U.S. facilities within the performance coatings and engineered polymers product lines of the Lubrizol Advanced Materials segment. Manufacturing of engineered polymers products at the closed facility will be transferred to other facilities to improve the utilization of existing assets. In connection with these facility closures, we recorded asset impairment charges of $3.6 million and expect to record additional restructuring charges of $1.5 million in the remainder of 2009.
The components of restructuring and impairment charges during the third quarter of 2008 were as follows:

	Three Months Ended September 30, 2008
	Asset	Other Plant	Severance
(In Millions of Dollars)	Impairments	Exit Costs	and Benefits	Total
Lubrizol Additives plant closure and workforce reductions	$—	$—	$5.0	$5.0
Lubrizol Advanced Materials plant closures and workforce reductions	—	—	0.2	0.2
Performance coatings 2008 business improvement initiatives	0.3	—	0.2	0.5

Total restructuring and impairment charges	$0.3	$—	$5.4	$5.7

Restructuring charges of $5.0 million related to our decision in the third quarter of 2008 to close a Lubrizol Additives blending, packaging and warehouse facility in Ontario, Canada. Manufacturing at this facility ceased during the second quarter of 2009.
Interest Expense The increase in interest expense compared with the same quarter last year primarily was due to the incremental interest expense associated with the issuance of 8.875% notes due 2019 and borrowings under the $150.0 million term loan in the first quarter of 2009.
Provision for Income Taxes Our effective tax rate of 29.6% increased from 28.7% in the same quarter last year primarily as a result of an unfavorable geographic earnings mix, partially offset by an increase in non-taxable foreign currency translation gains associated with international subsidiaries whose functional currency is the U.S. dollar and the benefit from the U.S. research credit that was not available in the prior-year period.
Net Income Attributable to The Lubrizol Corporation Primarily as a result of the above factors, net income per diluted share attributable to The Lubrizol Corporation increased 167% to $2.46 compared with $0.92 in the same quarter last year.

Nine Months Ended September 30, 2009 Compared With Nine Months Ended September 30, 2008

	Nine Months
	Ended September 30,
(In Millions of Dollars Except Per Share Data)	2009	2008	$ Change	% Change
Revenues	$3,398.0	$3,940.2	$(542.2)	(14%)
Cost of sales	2,269.7	3,057.4	(787.7)	(26%)

Gross profit	1,128.3	882.8	245.5	28%

Selling and administrative expenses	323.3	321.5	1.8	1%
Research, testing and development expenses	153.0	165.6	(12.6)	(8%)
Amortization of intangible assets	18.8	20.8	(2.0)	(10%)
Restructuring and impairment charges	27.3	25.1	2.2	*
Other income — net	(7.7)	(13.4)	(5.7)	(43%)
Interest income	(5.8)	(10.6)	(4.8)	(45%)
Interest expense	83.4	60.2	23.2	39%

Income before income taxes	536.0	313.6	222.4	71%
Provision for income taxes	160.2	91.7	68.5	75%

Net income	375.8	221.9	153.9	69%
Net income attributable to noncontrolling interests	9.2	7.0	2.2	31%

Net income attributable to The Lubrizol Corporation	$366.6	$214.9	$151.7	71%

Basic earnings per share attributable to The Lubrizol Corporation	$5.40	$3.15	$2.25	71%

Diluted earnings per share attributable to The Lubrizol Corporation	$5.34	$3.12	$2.22	71%

*	Calculation not meaningful
Revenues The decrease in revenues compared with the same period in 2008 was due to an 18% decrease in volume and a 3% unfavorable currency impact, partially offset by a 7% improvement in the combination of price and product mix. Included in these factors were incremental revenues from the thermoplastic polyurethane businesses acquired from Dow and SK, which contributed 2% to revenues.

The following table shows the geographic mix of our volume as well as the percentage changes compared with the same period in 2008:

			Excluding
			the Impact of
	2009	2009 vs. 2008	Acquisitions
	Volume	% Change	% Change
North America	40%	(22%)	(23%)
Europe	27%	(18%)	(18%)
Asia-Pacific / Middle East	26%	(11%)	(12%)
Latin America	7%	(15%)	(15%)

Total	100%	(18%)	(19%)

We experienced volume decreases across all geographic zones and product categories as a result of inventory destocking by our customers, predominately in the first quarter of 2009, and the continued weakness in the global economy and its impact on demand for our products. However, we experienced sequential quarterly volume growth of 13% and 15% in the third and second quarters of 2009, respectively, influenced by customers replenishing their inventories.
Segment volume variances by geographic zone, as well as the factors explaining the changes in segment revenues compared with the same period in 2008, are contained within the “Segment Analysis” section.
Cost of Sales The decrease in cost of sales compared with the same period in 2008 primarily was due to lower volume, a 16% decline in average raw material cost and reduced manufacturing expenses. Total manufacturing expenses decreased 6% compared with the same period last year primarily due to a favorable currency impact, lower utility costs and reductions in spending on supplies and services. Cost of sales also included $61.2 million of unabsorbed manufacturing costs due to abnormally low production and charges of $8.5 million associated with a liquidation of LIFO inventory quantities carried at higher costs. Manufacturing costs during the same period in 2008 included costs of $8.5 million due to Hurricane Ike.
Gross Profit Gross profit increased $245.5 million, or 28%, compared with the same period in 2008. The increase primarily was due to lower raw material and manufacturing costs and an improvement in the combination of price and product mix, partially offset by lower volume and an unfavorable currency impact. Our gross profit percentage increased to 33.2% compared with 22.4% in the same period last year as a result of lower average raw material cost and price increases initiated in 2008.
Selling and Administrative Expenses Selling and administrative expenses increased $1.8 million, or 1%, compared with the same period in 2008 primarily due to higher incentive compensation expense of $13.9 million and deferred compensation expense of $17.9 million. The increase in selling and administrative expenses substantially was offset by our cost reduction initiatives, including lower expenses for information technology and travel, and a favorable currency impact.
Research, Testing and Development Expenses Research, testing and development expenses decreased $12.6 million, or 8%, compared with the same period in 2008 primarily due to our cost reduction initiatives that included lower expenses for supplies, services and travel, and a favorable currency impact. The decrease in research, testing and development expenses partially was offset by increased incentive compensation.

Restructuring and Impairment Charges The components of restructuring and impairment charges during the nine months ended September 30, 2009, were as follows:

	Nine Months Ended September 30, 2009
	Asset	Other Plant	Severance
(In Millions of Dollars)	Impairments	Exit Costs	and Benefits	Total
Corporate organizational restructuring	$—	$—	$15.2	$15.2
Long-lived asset impairments	7.4	—	—	7.4
Lubrizol Additives plant closure and workforce reductions	—	0.3	0.7	1.0
Lubrizol Advanced Materials plant closures and workforce reductions	3.6	—	—	3.6
Performance coatings 2008 business improvement initiatives	—	—	0.1	0.1

Total restructuring and impairment charges	$11.0	$0.3	$16.0	$27.3

Restructuring charges of $15.2 million related to our organizational restructuring initiated during 2009, which increased operating efficiencies and improved profitability.
Asset impairment charges of $11.0 million primarily related to the write-off of preliminary process engineering design work associated with our plans to build a lubricant additives plant in China and long-lived asset impairments in the Lubrizol Advanced Materials segment. Due to lower expected demand caused by the global recession, we have delayed the China project and are revising our plans with respect to the scope and location of the plant. As a result, the recoverability of the asset for preliminary process engineering design work performed to date has been affected adversely and the associated asset has been impaired. In addition, to improve segment profitability, we decided to cease manufacturing at two U.S. facilities within the performance coatings and engineered polymers product lines of the Lubrizol Advanced Materials segment. We expect to record additional restructuring charges of $1.5 million in the remainder of 2009 related to these facility closures.
Restructuring charges of $1.0 million related to our decision in the third quarter of 2008 to close a Lubrizol Additives blending, packaging and warehouse facility in Ontario, Canada. We expect to record an additional $6.8 million of restructuring charges related to this facility closure in 2010 upon the final settlement of the related employee benefit plans.
The components of restructuring and impairment charges during the nine months ended September 30, 2008, were as follows:

	Nine Months Ended September 30, 2008
	Asset	Other Plant	Severance
(In Millions of Dollars)	Impairments	Exit Costs	and Benefits	Total
Lubrizol Additives plant closure and workforce reductions	$—	$—	$5.0	$5.0
Performance coatings 2008 business improvement initiatives	14.7	0.4	4.4	19.5
Lubrizol Advanced Materials plant closures and workforce reductions	0.3	—	0.3	0.6

Total restructuring and impairment charges	$15.0	$0.4	$9.7	$25.1

During the nine months ended September 30, 2008, we recorded aggregate restructuring and impairment charges primarily related to business improvement initiatives, including the disposition of a textile compounding plant and an asset impairment for a textile production line in the performance coatings product line of the Lubrizol Advanced Materials segment, and our decision to close a Lubrizol Additives blending, packaging and warehouse facility in Ontario, Canada.

Interest Expense The increase in interest expense compared with the same period in 2008 primarily was due to the incremental interest expense associated with the issuance of 8.875% notes due 2019 and borrowings under the $150.0 million term loan in the first quarter of 2009.
Provision for Income Taxes Our effective tax rate of 29.9% increased from 29.2% in the same period in 2008 primarily as a result of an unfavorable geographic earnings mix, partially offset by an increase in non-taxable foreign currency translation gains associated with international subsidiaries whose functional currency is the U.S. dollar and the benefit from the U.S. research credit that was not available in the prior-year period.
Net Income Attributable to The Lubrizol Corporation Primarily as a result of the above factors, net income per diluted share attributable to The Lubrizol Corporation increased 71% to $5.34 compared with $3.12 in the same period in 2008.
SEGMENT ANALYSIS
We primarily evaluate performance and allocate resources based on segment operating income as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the product lines included within each segment. Segment operating income will reconcile to consolidated income before income taxes by deducting corporate expenses and corporate other income that are not attributable to the segments, restructuring and impairment charges and net interest expense.
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
The results for these two businesses now are reported in the driveline and industrial additives product line within the Lubrizol Additives segment. Additionally, on January 1, 2009, we revised our measurement of segment operating income to include income attributable to noncontrolling interests. Previously, segment operating income excluded the portion of income attributable to noncontrolling interests. The results for the prior periods presented have been adjusted retrospectively to conform to the current year presentation.

The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Lubrizol Additives	72%	71%	72%	70%
Lubrizol Advanced Materials	28%	29%	28%	30%

Segment Operating Income:
Lubrizol Additives	81%	79%	83%	79%
Lubrizol Advanced Materials	19%	21%	17%	21%
OPERATING RESULTS BY SEGMENT

	Three Months Ended				Nine Months Ended
	September 30,			%	September 30,			%
(In Millions of Dollars)	2009	2008	$ Change	Change	2009	2008	$ Change	Change
Revenues:
Lubrizol Additives	$914.5	$961.9	$(47.4)	(5%)	$2,445.1	$2,752.2	$(307.1)	(11%)
Lubrizol Advanced Materials	360.1	400.8	(40.7)	(10%)	952.9	1,188.0	(235.1)	(20%)

Total	$1,274.6	$1,362.7	$(88.1)	(6%)	$3,398.0	$3,940.2	$(542.2)	(14%)

Gross Profit:
Lubrizol Additives	$335.4	$184.3	$151.1	82%	$816.6	$576.8	$239.8	42%
Lubrizol Advanced Materials	125.2	100.2	25.0	25%	311.7	306.0	5.7	2%

Total	$460.6	$284.5	$176.1	62%	$1,128.3	$882.8	$245.5	28%

Segment Operating Income:
Lubrizol Additives	$256.5	$102.1	$154.4	151%	$596.4	$341.1	$255.3	75%
Lubrizol Advanced Materials	60.5	26.5	34.0	128%	122.6	90.4	32.2	36%

Total	$317.0	$128.6	$188.4	147%	$719.0	$431.5	$287.5	67%

Three Months Ended September 30, 2009 Compared With Three Months Ended September 30, 2008
LUBRIZOL ADDITIVES SEGMENT
Revenues Revenues decreased 5% compared with the same quarter last year. The decrease was due to a 3% decrease in the combination of price and product mix and a 2% unfavorable currency impact, while volume was unchanged.
The following table shows the geographic mix of our volume as well as the percentage changes compared with the same quarter last year:

	2009	2009 vs. 2008
	Volume	% Change
North America	31%	(1%)
Europe	31%	(6%)
Asia-Pacific / Middle East	30%	7%
Latin America	8%	(1%)

Total	100%	—

Volume was level with the same quarter last year and increased 14% sequentially from the second quarter of 2009. As compared with the same quarter last year, volume increased in the Asia-Pacific / Middle East market primarily due to strong customer demand as well as temporary business gains due to a competitor’s supply difficulties. We experienced volume decreases across our other three geographic zones primarily as a result of weaker demand. Volume improved in our engine additives product line, which primarily is a service fill business, while volume in our driveline and industrial additives product line remained lower as the automotive and manufacturing sectors continue to be depressed. For the same quarter last year, volume benefited from strong customer demand, emerging market growth and favorable customer order patterns particularly in China. We estimated that Hurricane Ike negatively impacted our volume in the same quarter last year by approximately 3% due to delayed shipments, of which more than 75% was attributed to our North American market.
Gross Profit Gross profit increased $151.1 million, or 82%, compared with the same quarter last year. The increase primarily related to lower raw material and manufacturing costs, which more than offset a decrease in the combination of price and product mix and an unfavorable currency impact. Average raw material cost decreased 29% compared with the same quarter last year. Total manufacturing costs decreased 7% compared with the same quarter last year primarily due to a favorable currency impact, lower utility and other variable production costs, cost reduction initiatives at our plants and a $6.2 million insurance recovery for previously incurred environmental remediation costs. The decrease in manufacturing costs partially was offset by increased incentive compensation. Manufacturing costs in the same quarter last year included $8.5 million of unabsorbed costs due to Hurricane Ike.
The gross profit percentage increased to 36.7% from 19.2% in the same quarter last year primarily as a result of lower average raw material cost.
Selling, Testing, Administrative and Research Expenses STAR expenses were flat compared with the same quarter last year as a favorable currency impact and the benefits from our cost reduction initiatives, including decreases in travel, substantially offset higher incentive compensation.
Segment Operating Income Segment operating income increased 151% compared with the same quarter last year primarily due to the factors discussed above.

LUBRIZOL ADVANCED MATERIALS SEGMENT
Revenues Revenues decreased 10% compared with the same quarter last year. The decrease was due to an 18% decrease in volume and a 2% unfavorable currency impact, partially offset by a 10% increase in the combination of price and product mix. Included in these factors were the incremental revenues from the thermoplastic polyurethane businesses acquired from Dow and SK in 2008, which contributed 7% to revenues in the quarter.
The following table shows the geographic mix of our volume as well as the percentage changes compared with the same quarter last year:

			Excluding
			the Impact of
	2009	2009 vs. 2008	Acquisitions
	Volume	% Change	% Change
North America	61%	(24%)	(27%)
Europe	15%	(21%)	(21%)
Asia-Pacific / Middle East	20%	5%	(5%)
Latin America	4%	11%	11%

Total	100%	(18%)	(21%)

Volume decreased within our North American and European markets as a result of the continued weakness in the global economy and its impact on demand for our products. Volume increased within our Asia-Pacific / Middle East market primarily due to contributions from acquisitions. Excluding the impact of acquisitions, declines were seen in all of our product lines; however, our performance coatings and engineered polymers product lines were affected more severely than our Noveon consumer specialties product line. Compared with the second quarter of 2009, improvements in all of our markets in the third quarter of 2009 led to a 12% sequential increase in volume.
Gross Profit Gross profit increased $25.0 million, or 25%, compared with the same quarter last year. The increase primarily related to improvements in the combination of price and product mix and lower raw material and manufacturing costs, partially offset by lower volume. Average raw material cost decreased 10% compared with the same quarter last year. Total manufacturing costs decreased 9% compared with the same quarter last year primarily due to cost reduction initiatives, a favorable currency impact and previously announced manufacturing restructurings and product discontinuations. We reduced production to respond to lower sales volume and reduce inventories, and as a result, we incurred $3.1 million of unabsorbed manufacturing costs due to abnormally low production.
The gross profit percentage increased to 34.8% from 25.0% in the same quarter last year. The increase primarily was a result of lower average raw material cost and improvements in the combination of price and product mix.
Selling, Testing, Administrative and Research Expenses STAR expenses decreased $8.9 million, or 13%, compared with the same quarter last year. The decrease primarily was due to the benefits from previously announced restructuring programs and other cost reduction initiatives, a favorable currency impact and lower project costs associated with the implementation of a common information systems platform.
Segment Operating Income Segment operating income increased 128% compared with the same quarter last year primarily due to the factors discussed above.

Nine Months Ended September 30, 2009 Compared With Nine Months Ended September 30, 2008
LUBRIZOL ADDITIVES SEGMENT
Revenues Revenues decreased 11% compared with the same period in 2008. The decrease was due to a 14% decrease in volume and a 3% unfavorable currency impact, partially offset by a 6% increase in the combination of price and product mix.
The following table shows the geographic mix of our volume as well as the percentage changes compared with the same period in 2008:

	2009	2009 vs. 2008
	Volume	% Change
North America	32%	(15%)
Europe	31%	(16%)
Asia-Pacific / Middle East	29%	(11%)
Latin America	8%	(15%)

Total	100%	(14%)

We experienced volume decreases across all geographic markets as a result of weak demand and destocking of customers’ inventories predominately in the first quarter of 2009. Declines were seen in both of our product lines; however, our driveline and industrial additives product line was affected more severely than our engine additives product line. We experienced sequential quarterly volume growth of 14% and 16% in the third and second quarters of 2009, respectively, influenced by customers replenishing their inventories. Volume for the same period in 2008 benefited from strong customer demand, emerging market growth and favorable customer order patterns particularly in China. We estimated that Hurricane Ike negatively impacted our volume in the same period in 2008 by approximately 1% due to delayed shipments, of which more than 75% was attributed to our North American market.
Gross Profit Gross profit increased $239.8 million, or 42%, compared with the same period in 2008. The increase primarily related to lower raw material and manufacturing costs and improvements in the combination of price and product mix, which more than offset lower volume and an unfavorable currency impact. Average raw material cost decreased 19% compared with the same period in 2008. Total manufacturing costs decreased 5% compared with the same period in 2008. The decrease in manufacturing costs primarily was due to a favorable currency impact, lower utility and other variable production costs and cost reduction initiatives. In addition, manufacturing costs also benefited from a $6.2 million insurance recovery for previously incurred environmental remediation costs. We reduced production to respond to lower sales volume and reduce inventories, and as a result, we incurred $41.3 million of unabsorbed manufacturing costs due to abnormally low production. Cost of sales also included charges of $6.3 million associated with a liquidation of LIFO inventory quantities carried at higher costs. Manufacturing costs in the same period in 2008 included $8.5 million of unabsorbed costs due to Hurricane Ike.
The gross profit percentage increased to 33.4% from 21.0% in the same period in 2008 as a result of lower average raw material cost and price increases initiated in 2008.
Selling, Testing, Administrative and Research Expenses STAR expenses decreased $12.2 million, or 5%, compared with the same period in 2008. The decrease primarily was due to a favorable currency impact and cost reduction initiatives taken during 2009, including decreases in travel, partially offset by higher incentive compensation.
Segment Operating Income Segment operating income increased 75% compared with the same period in 2008 primarily due to the factors discussed above.

LUBRIZOL ADVANCED MATERIALS SEGMENT
Revenues Revenues decreased 20% compared with the same period in 2008. The decrease was due to a 27% decrease in volume and a 3% unfavorable currency impact, partially offset by a 10% increase in the combination of price and product mix. Included in these factors were the incremental revenues from the thermoplastic polyurethane businesses acquired from Dow and SK in 2008, which contributed 6% to revenues.
The following table shows the geographic mix of our volume as well as the percentage changes compared with the same period in 2008:

			Excluding
			the Impact of
	2009	2009 vs. 2008	Acquisitions
	Volume	% Change	% Change
North America	63%	(31%)	(33%)
Europe	16%	(29%)	(29%)
Asia-Pacific / Middle East	18%	(11%)	(19%)
Latin America	3%	(16%)	(17%)

Total	100%	(27%)	(30%)

We experienced volume decreases across all geographic zones and product lines. Volume declined as a result of weak demand, product discontinuations in our performance coatings product line and destocking of customers’ inventories, predominately in the first quarter of 2009. Declines were seen in all of our product lines; however, our performance coatings and engineered polymers product lines were affected more severely than our Noveon consumer specialties product line.
Gross Profit Gross profit increased $5.7 million, or 2%, compared with the same period in 2008. The increase primarily related to lower raw material and manufacturing costs and improvements in the combination of price and product mix, partially offset by lower volume. Average raw material cost decreased 9% compared with the same period in 2008. Total manufacturing costs decreased 9% compared with the same period in 2008 primarily due to cost reduction initiatives, a favorable currency impact and previously announced manufacturing restructurings and product discontinuations. We reduced production to respond to lower sales volume and reduce inventories, and as a result, we incurred $19.9 million of unabsorbed manufacturing costs due to abnormally low production.
The gross profit percentage increased to 32.7% from 25.8% in the same period in 2008. The increase primarily was a result of lower average raw material and manufacturing costs and improvements in the combination of price and product mix.
Selling, Testing, Administrative and Research Expenses STAR expenses decreased $24.7 million, or 12%, compared with the same period in 2008. The decrease in STAR expenses primarily was due to cost reduction initiatives, a favorable currency impact, lower costs associated with the implementation of a common information systems platform and the benefits from previously announced restructuring programs.
Segment Operating Income Segment operating income increased 36% compared with the same period in 2008 primarily due to the factors discussed above.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the major components of cash flow:

	Nine Months Ended
	September 30,
(In Millions of Dollars)	2009	2008
Cash provided by (used for):
Operating activities	$734.1	$188.0
Investing activities	(102.3)	(194.5)
Financing activities	298.2	(136.6)
Effect of exchange rate changes on cash	11.2	13.2

Net increase (decrease) in cash and cash equivalents	$941.2	$(129.9)

OPERATING ACTIVITIES
The increase in cash provided by operating activities compared with the same period in 2008 primarily was attributable to the improvement in our earnings and a significant decrease in our working capital investment. Cash flow from inventories improved by $323.5 million due to our initiative to reduce inventories as well as lower raw material costs in 2009. Inventory quantities at the beginning of 2009 were higher than normal as a result of a sharp decline in customer demand caused by the global recession. Cash flow from accounts receivables improved by $37.5 million due to the significant decline in volume that reduced our investment in accounts receivable. Cash flow from accounts payable and other current liabilities improved by $24.4 million primarily due to the timing of estimated income tax payments.
We manage inventories and accounts receivable on the basis of average days sales in inventory and average days sales in receivables. Our average days sales in receivables decreased to 48.2 days during the nine months ended September 30, 2009, from 49.1 days for the year ended December 31, 2008. Our goal is to minimize our investment in inventories while at the same time ensuring reliable supply for our customers. Although we achieved our inventory reduction goals, our average days sales in inventory increased to 89.8 days during the nine months ended September 30, 2009, from 77.1 days for the year ended December 31, 2008, due to higher than normal inventory levels at the beginning of the year and lower sales volume. As a result of our inventory management initiatives, our average days sales in inventory for the three months ended September 30, 2009 was 75.5 days.
INVESTING ACTIVITIES
Cash used for investing activities decreased primarily due to a one-time cash outflow of $50.0 million in 2008 associated with an investment held in a money market mutual fund that is no longer considered a cash equivalent and lower capital expenditures of $39.7 million compared with the same period in 2008. During 2009, capital expenditures for the Lubrizol Additives segment primarily were made to maintain existing manufacturing capacity and plant infrastructure. The majority of the capital expenditures in the Lubrizol Advanced Materials segment primarily related to increasing our capacity, mainly in China. In 2009, we estimate consolidated annual capital expenditures will be approximately $150.0 million to $155.0 million.
FINANCING ACTIVITIES
Cash provided by financing activities increased $434.8 million compared with the same period in 2008. Cash provided by financing activities of $298.2 million during the nine months ended September 30, 2009, primarily consisted of the net proceeds received from the issuance of 8.875% notes due 2019 and the $150.0 million term loan and proceeds from the exercise of stock options, partially offset by the repayment of $177.0 million of 4.625% notes and the balances outstanding under the revolving credit facilities and the payment of dividends. Cash used for financing activities in the same period in 2008 of $136.6 million primarily consisted of the repurchase of common shares and the payment of dividends.

CAPITALIZATION, LIQUIDITY AND CREDIT FACILITIES
At September 30, 2009, our total debt outstanding of $1,701.8 million consisted of 71% fixed-rate debt and 29% variable-rate debt, including $350.0 million of fixed-rate debt swapped for a variable rate. Our weighted-average interest rate at September 30, 2009, was approximately 6.0%.
Our net debt as a percent of capitalization at September 30, 2009, was 22%. Net debt represents total short-term and long-term debt, excluding unrealized gains and losses on derivative instruments designated as fair value hedges of fixed-rate debt, reduced by cash and cash equivalents. Capitalization is calculated as shareholders’ equity plus net debt. Total debt as a percent of capitalization was 46% at September 30, 2009.
On October 1, 2009, we repaid at maturity the remaining $204.9 million of 4.625% notes. Excluding these notes at September 30, 2009, our total debt outstanding would have been $1,496.9 million, consisting of 80% fixed-rate debt and 20% variable-rate debt including $150.0 million of fixed-rate debt swapped for a variable rate, and our total debt as a percent of capitalization would have been 43%.
Our ratio of current assets to current liabilities was 2.8 at September 30, 2009.
The $350.0 million revolving credit facility, which matures in September 2011, allows us to borrow at variable rates based upon the U.S. prime rate or LIBOR plus a specified credit spread. The €150.0 million revolving credit facility, which matures in July 2012, allows us to borrow at variable rates based on EURIBOR for euro borrowings or LIBOR for dollar or pound sterling borrowings plus a specified credit spread. We may elect to increase the euro facility amount once each year in increments of €10.0 million, up to an aggregate maximum of €200.0 million, subject to approval by the lenders. At September 30, 2009, we had no borrowings outstanding under these agreements.
In February 2009, we entered into a $150.0 million term loan. The term loan is an unsecured, senior obligation that matures in February 2012 and bears interest based upon LIBOR plus a specified credit spread. Beginning in April 2010, we are required to make quarterly principal payments. The total annual principal payments are $28.1 million in 2010, $54.4 million in 2011 and $67.5 million in 2012. We intend to repay this $150.0 million term loan in the fourth quarter of 2009 without penalty. We used a portion of the proceeds from this loan to repay in full the $75.0 million of indebtedness outstanding under the U.S. revolving credit facility at December 31, 2008.
In January 2009, we issued senior unsecured notes having an aggregate principal amount of $500.0 million at a price of 99.256%. The notes mature in February 2019 and bear interest at 8.875% per annum, payable semi-annually on February 1 and August 1 of each year. Including debt issuance costs, original issue discounts and losses on Treasury rate lock agreements, the 2019 notes have an effective annualized interest rate of 9.2%. The notes include a step-up in interest payable in the event of certain ratings downgrades by credit rating agencies. Upon the occurrence of a change of control triggering event, as defined in the indenture, we would be required to make an offer to repurchase the notes at 101% of their principal amount. We used a portion of the net proceeds from these notes to repurchase $177.0 million of the 4.625% notes in March 2009 and repay in full on October 1, 2009, the $204.9 million remaining aggregate principal amount of the 4.625% notes. The interest savings generated from the repurchase of $177.0 million of the 4.625% notes increased our earnings by $0.02 per share.
Under the U.S. and euro bank credit agreements, we are required to comply with financial ratios of debt to consolidated earnings before interest, income taxes, depreciation and amortization, extraordinary, unusual or non-recurring non-cash gains or losses, including the sale of property and equipment and goodwill impairments, and non-cash gains or losses from less than wholly owned subsidiaries and investments (Consolidated EBITDA), as defined in the credit agreements, and Consolidated EBITDA to interest expense. In March 2009, we amended the required debt to Consolidated EBITDA ratio within the bank credit agreements. Effective with the amendments, to the extent we maintain cash or cash equivalents in an amount sufficient for the payment of the outstanding 4.625% notes, we may exclude these notes from the calculation of debt for all periods prior to October 1, 2009. At September 30, 2009, the credit agreements required that the ratio of debt to Consolidated EBITDA be less than 3.5:1 and the ratio of Consolidated EBITDA to interest expense be greater than 3.5:1. At September 30, 2009, we maintained a ratio of debt to Consolidated EBITDA of 1.8:1 and a ratio of Consolidated EBITDA to interest expense of 8.6:1.

We believe that our cash flow from operations, borrowing capacity under the credit facilities and our current cash and cash equivalents provide sufficient liquidity to maintain our current operations, pay dividends, pursue acquisitions and service our debt.
CONTRACTUAL CASH OBLIGATIONS
Our contractual cash obligations at December 31, 2008, are contained within our 2008 Annual Report on Form 10-K. During the nine months ended September 30, 2009, our total debt obligations increased approximately $358.0 million to $1,706.2 million. At September 30, 2009, our total debt obligations by period were $204.9 million, $83.2 million, $67.9 million and $1,350.2 million for the remainder of 2009, 2010-2011, 2012-2013 and 2014 and later periods, respectively. During the nine months ended September 30, 2009, our estimated future interest payments increased approximately $397.2 million to $1,185.5 million. At September 30, 2009, our estimated contractual interest payments by period were $40.2 million, $191.8 million, $191.8 million and $761.7 million for the remainder of 2009, 2010-2011, 2012-2013 and 2014 and later periods, respectively. Other than the changes in total debt obligations and estimated contractual interest payments, we do not believe there have been any significant changes in our contractual cash obligations since December 31, 2008.
Our debt level will require us to dedicate a portion of our cash flow to make interest and principal payments, thereby reducing the availability of our cash for acquisitions or other purposes. Nevertheless, we believe our future operating cash flow will be sufficient to cover debt service, capital expenditures, dividends and other obligations, and that we have untapped borrowing capacity that can provide us with additional financial resources. We currently have a shelf registration statement filed with the Securities and Exchange Commission (SEC) pursuant to which debt securities, preferred or common shares, or warrants may be issued. In addition, at September 30, 2009, we maintained cash and cash equivalents balances of $1,127.4 million and had $350.0 million available under the U.S. revolving credit facility and €150.0 million available under the euro revolving credit facility.
At September 30, 2009, we had $40.1 million of contingent obligations under standby letters of credit issued in the ordinary course of business to financial institutions, customers and insurance companies to secure short-term support for a variety of commercial transactions, insurance and benefit programs.
NEW ACCOUNTING STANDARDS
Refer to Note 2 to the consolidated financial statements for a discussion of accounting standards we recently adopted or will be required to adopt.

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
We believe that the following factors, among others, could affect our future performance and cause our actual results to differ materially from those expressed or implied by forward-looking statements made in this quarterly report:
•	The cost, availability and quality of raw materials, especially petroleum-based products, and the cost and availability of energy, especially natural gas and electricity.

•	Our ability to continue to maximize efficiencies in our procurement and manufacturing processes and manage our cost structure to sustain profitability in a competitive market.

•	The demand for our products as influenced by such factors as the global economy and the development of replacement technology.

•	Our success at continuing to develop, and benefit from, proprietary technology to meet or exceed new industry performance standards and to create new products to meet changing customer expectations.

•	The extent to which we are successful in expanding our business in new and existing markets and identifying, understanding and managing the risks inherent in those markets.

•	The risks of conducting business in various countries, including general economic conditions, inflation and foreign currency exchange rates, foreign investment and repatriation restrictions, legal, environmental and other regulatory constraints, and other social and political factors.

•	Our success in retaining and growing the business that we have with our largest customers.

•	Our ability to identify, complete and integrate acquisitions for profitable growth and operating efficiencies.

•	The potential disruption or interruption of our production facilities due to accidents, terrorism, political events, civil unrest, or weather-related disruptions to our facilities located near the U.S. Gulf Coast.

•	The effects of required principal and interest payments and the access to capital on our ability to fund capital expenditures and acquisitions and to meet operating needs.

•	The potential disruption to our business from our inability to maintain our common information systems platform or to implement successfully such systems, including the management of implementation costs, timely completion and realization of system benefits.
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
In the normal course of business, we use derivative financial instruments including interest rate and commodity hedges and forward foreign currency exchange contracts to manage our market risks. Our objective in managing our exposure to changes in interest rates is to limit the impact of such changes on our earnings and cash flow. Our objective in managing the exposure to changes in foreign currency exchange rates is to reduce volatility on our earnings and cash flow associated with such changes. Our primary currency exposures are the euro, the pound sterling, the Japanese yen and the Brazilian real. Our objective in managing our exposure to changes in commodity prices is to reduce the volatility of utility expense on earnings. We do not hold derivatives for trading purposes.
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
Our primary interest rate exposures relate to our cash and cash equivalents, fixed-rate and variable-rate debt and interest rate swaps. The calculation of potential loss in fair value is based on an immediate change in the net present values of our interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flow and income before tax is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% increase or decrease in interest rates would have had a respective favorable or unfavorable impact on the fair values of our fixed-rate and variable-rate debt and interest rate swaps of $62.1 million and $41.7 million at September 30, 2009 and December 31, 2008, respectively. In addition, a hypothetical 10% increase or decrease in interest rates would have had a respective unfavorable or favorable impact on annualized cash flows and income before tax of $1.5 million and $0.7 million in 2009 and 2008, respectively.
Our primary currency exchange rate exposures are to intercompany debt, cash and cash equivalents, forward foreign currency exchange contracts and foreign currency-denominated debt. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our currency exposures due to a 10% shift in exchange rates. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% increase or decrease in currency exchange rates would have had a respective unfavorable or favorable impact on fair values of $29.8 million and $8.6 million at September 30, 2009 and December 31, 2008, respectively. In addition, a hypothetical 10% increase or decrease in currency exchange rates would have had a respective unfavorable or favorable impact on annualized cash flows of $35.1 million and $35.0 million and on annualized income before tax of $4.2 million and $9.7 million in 2009 and 2008, respectively.
Our primary commodity hedge exposure relates to natural gas expense. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our commodity exposure due to a 10% shift in the underlying commodity prices. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in commodity prices. A hypothetical 10% increase or decrease in commodity prices would have had a respective favorable or unfavorable impact on fair values, annualized cash flows and income before tax of $1.2 million and $1.4 million at September 30, 2009 and December 31, 2008, respectively.
Item 4. Controls and Procedures
At the end of the period covered by this quarterly report (September 30, 2009), we carried out an evaluation, under the supervision and with the participation of the company’s management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule

13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the end of such period, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting identified in the evaluation described in the preceding paragraph that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On June 17, 2009, the South Carolina Department of Health and Environmental Control (DHEC) notified us of their intention to seek enforcement for alleged violations of the South Carolina Hazardous Waste Management Regulations. The alleged violations pertain to waste classification, management, recordkeeping and reporting requirements associated with operations at our Spartanburg, SC facility. Initial discussions with DHEC indicated that the matter could result in a sanction in excess of $0.1 million, but we do not expect the final resolution to be material to our financial results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	From time to time, we issue common shares, exempt from registration under Regulation S of the Securities Act of 1933, as amended, pursuant to various employee benefit plans sponsored by wholly owned subsidiaries of the company. During the quarter ended September 30, 2009, we issued the following common shares to employees on the dates indicated.

Number of
Date of Issuance	Common Shares
July 10, 2009	336
July 13, 2009	660
August 1, 2009	303
September 9, 2009	771
September 23, 2009	809

(c)	The following table provides information regarding our purchases of Lubrizol common shares during the quarter.

			Total Number
			of Shares	Maximum Number
		Average	(or Units)	(or Approximate Dollar Value)
	Total Number	Price	Purchased as Part	of Shares (or Units)
	of Shares	Paid per	of	that May Yet be
	(or Units)	Share	Publicly Announced	Purchased Under the
Period	Purchased[1]	(or Unit)	Plans or Programs	Plans or Programs[2]
Month #1 (July 1, 2009 through July 31, 2009)	—	N/A	—	3,755,918
Month #2 (Aug. 1, 2009 through Aug. 31, 2009)	1,366	$60.27	—	3,755,918
Month #3 (Sep. 1, 2009 through Sep. 30, 2009)	—	N/A	—	3,755,918

Total	1,366		—	3,755,918

[1]	This column includes common shares that we purchased pursuant to our stock incentive plan whereby participants sell already owned shares to us to pay for the exercise price of a stock option.

[2]	This column represents common shares that we are permitted to purchase pursuant to a share repurchase program authorized by our board of directors and announced on April 27, 2007. This share repurchase program permits the company to repurchase up to 5.0 million of its common shares in the open market or through negotiated transactions. The program will expire when all authorized shares have been repurchased. In the third quarter of 2008, we suspended temporarily our share repurchase program.
Item 6. Exhibits
Refer to the exhibit index following the signature page.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LUBRIZOL CORPORATION
/s/ W. Scott Emerick
W. Scott Emerick
Chief Accounting Officer and Duly Authorized Signatory of The Lubrizol Corporation

Date: November 6, 2009

Exhibit Index
3.1	Second Amended and Restated Articles of Incorporation of The Lubrizol Corporation, effective as of May 6, 2009 (incorporated by reference to Exhibit 3.1 to the company’s quarterly report on Form 10-Q filed with the SEC on May 8, 2009).

3.2	Second Amended and Restated Regulations of The Lubrizol Corporation, effective as of September 23, 2009 (incorporated by reference to Exhibit 3.1 to the company’s current report on Form 8-K filed with the SEC on September 24, 2009).

10.1*	Form of Employment Agreement between The Lubrizol Corporation and certain of its senior executive officers for new agreements executed on or after September 22, 2009.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.