Form 10-K
period 2009-12-31
LUBRIZOL CORP
filed 2010-02-26
CIK 60751

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-5263

THE LUBRIZOL CORPORATION

(Exact name of registrant as specified in its charter)

OHIO	34-0367600
(State of incorporation)	(I.R.S. Employer Identification No.)

29400 Lakeland Boulevard

Wickliffe, Ohio 44092-2298

(Address of principal executive offices, including zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☑		Accelerated filer: ☐
Non-accelerated filer: ☐	(Do not check if a smaller reporting company)	Smaller reporting company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes  ☐   No  ☑

Aggregate market value (on basis of closing sale price) of voting stock held by nonaffiliates as of June 30, 2009: $3,187,115,218.

Number of the registrant’s Common Shares, without par value, outstanding as of February 12, 2010: 68,388,775.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2010 Annual Meeting of Shareholders (Incorporated into Part III of this Form 10-K)

PART I

ITEM 1. BUSINESS

References to “Lubrizol,” the “company,” “we,” “us” or “our” refer to The Lubrizol Corporation and its subsidiaries, except where the context makes clear that the reference only is to The Lubrizol Corporation itself and not to its subsidiaries.

OVERVIEW

The Lubrizol Corporation was founded in 1928. We are an innovative specialty chemical company with consolidated revenue for the year ended December 31, 2009, of $4,586.3 million. We supply technologies and produce additives, ingredients, resins and compounds that improve the quality, value and performance of our customers’ products in the global transportation, industrial and consumer markets, while minimizing their environmental impact. Our business is founded on technological leadership. Innovation provides opportunities for us in growth markets as well as advantages over our competitors. From a base of approximately 1,600 patents, we use our product development and formulation expertise to sustain our leading market positions and fuel our future growth. Our products are used in a broad range of applications and are sold into relatively stable markets such as those for engine oils, specialty driveline lubricants and metalworking fluids, as well as higher-growth markets such as personal care and over-the-counter pharmaceutical products, performance coatings, medical products and compressor lubricants. Our specialty chemical products also are used in a variety of industries, including the construction, sporting goods, medical products and automotive industries.

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

We are diverse geographically, with an extensive global manufacturing, supply chain, technical and commercial infrastructure. At December 31, 2009, we operated facilities in 27 countries, including production facilities in 17 countries and laboratories in 14 countries, in key regions around the world through the efforts of approximately 6,700 employees. We derived approximately 37% of our consolidated total revenues from North America, 29% from Europe, 27% from Asia/Pacific and the Middle East and 7% from Latin America. We sell our products in more than 100 countries and believe that our customers recognize and value our ability to provide customized, high quality, cost-effective performance formulations and solutions worldwide. We also believe our customers highly value our global supply chain capabilities.

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

ACQUISITIONS

On December 31, 2008, we completed the acquisition of the commercial, production and research and development assets of the thermoplastic polyurethane business of The Dow Chemical Company for approximately $59.9 million. The acquisition included technology, trade names, customer lists and manufacturing know-how. We also acquired a manufacturing facility, including equipment and inventory, in La Porte, Texas as part of the transaction.

On October 10, 2008, we completed the acquisition of the thermoplastic polyurethane business from SK Chemicals Co., Ltd. for approximately $5.0 million, of which $2.5 million will be paid in 2010. The acquisition included equipment, technology, customer lists and manufacturing know-how.

On November 1, 2007, we completed the acquisition of the refrigeration lubricants business of Croda International Plc for approximately $123.7 million. The acquisition primarily included lubricant technology, trade names, customer lists, manufacturing know-how and inventory. No manufacturing facilities were included in the transaction.

On February 7, 2007, we completed the acquisition of the metalworking additives business from Lockhart Chemical Company for approximately $15.7 million. We purchased Lockhart’s entire metalworking product business, which included natural, synthetic and gelled sulfonates; emulsifier packages; corrosion inhibitors and lubricity agents; grease additives; oxidates; esters; soap; semi-finished coatings; and rust preventatives.

THE LUBRIZOL CORPORATION	1

BUSINESS SEGMENTS

The Lubrizol Additives segment represented approximately 72% of our 2009 consolidated revenues and is comprised of two primary product lines: (i) engine additives and (ii) driveline and industrial additives. The Lubrizol Advanced Materials segment represented approximately 28% of our 2009 consolidated revenues and is comprised of three primary product lines: (i) engineered polymers, (ii) Noveon consumer specialties and (iii) performance coatings. Additional financial information about our segments is contained in Note 3 to our consolidated financial statements.

The following tables depict the composition of our business segments and the product lines and products within each segment.

Lubrizol Additives Segment	Lubrizol Advanced Materials Segment

Engine Additives	Engineered Polymers

•Passenger Car Motor Oils	•Estane Engineered Polymers
•Heavy-duty Diesel Engine Oils	•TempRite Engineered Polymers
•Marine Diesel Engine Oils
•Viscosity Modifiers	Noveon Consumer Specialties

•Fuel, Refinery and Oilfield Products	•Personal and Home Care
•Stationary Natural Gas Engine Oils	•Pharmaceuticals
•Motorcycle, Power Tool and Recreational Equipment	•Food Additives
Engine Oils

Driveline and Industrial Additives	Performance Coatings

•Automatic Transmission Fluids	•Graphic Arts
•Gear Oils	•Paints, Coatings and Adhesives
•Farm Tractor Fluids	•Engineered Substrates
•Hydraulic Fluids
•Grease Additives
•Metalworking Fluids
•Compressor Lubricants
•Industrial Gear Oils
•Viscosity Modifiers
•Services
•AMPS® Monomers
•ADEX™ Emulsifiers for Explosives

Lubrizol Additives Segment

The Lubrizol Additives segment pioneered the development of lubricant additives over 80 years ago and is the leading global supplier of additives for transportation and industrial lubricants. Our customers rely on our products to improve the performance and lifespan of critical components, such as engines, transmissions and gear drives for cars, trucks, buses, off-highway equipment, marine engines and industrial applications.

For the year ended December 31, 2009, the Lubrizol Additives segment generated revenues of $3,283.9 million and segment operating income of $787.8 million.

Our products provide value to our customers and serve to increase cost-effectiveness by reducing friction and heat, resisting oxidation, minimizing deposit formation, and preventing corrosion and wear. Through our internal research, development and testing programs, we have the capability to invent and develop a broad range of proprietary chemical components. We formulate proprietary additive packages by combining these different components to create unique products targeting specific customer problems. We are recognized by our customers for innovative technology, broad product offerings and high-quality products. Key components of our additive packages include:

•	antioxidants that retard oil thickening;

•	anti-wear agents that prevent metal-to-metal contact of surfaces;

•	corrosion inhibitors that prevent rust;

•	detergents that prevent deposit build-up;

2	THE LUBRIZOL CORPORATION

•	dispersants that protect equipment by suspending contaminant particles;

•	friction modifiers that control friction at surfaces;

•	polymer-based viscosity modifiers that allow lubricants to operate over broad temperature ranges; and

•	pour point depressants that control low temperature fluid thickening.

Our products are essential to the performance of the finished lubricant, yet represent a relatively small portion of its volume. The majority of our products are designed to meet an industry standard or customer specification. For example, we work with customers to develop additive packages that perform in combination with their proprietary base oil or that meet their marketing objectives to differentiate their lubricant. Extensive testing is conducted in our world-class laboratories, global mechanical testing facilities and in the field to determine additive performance under actual operating conditions. With this testing, we provide proof of performance, which enables our customers to label and certify the lubricant as meeting the exact performance specifications required for these products by the industry.

Engine Additives  Our engine additives products hold a leading global position for a wide range of additives for lubricating engine oils, such as for gasoline, diesel, marine and stationary gas engines. They provide performance properties to lubricants that enhance fuel economy, extend equipment life and lower vehicle emissions. We also produce additives for fuels, refinery and oilfield chemicals and other components to eliminate deposits and provide fuel system cleanliness, prevent wear and corrosion, enhance fuel economy, improve combustion properties of fuel and improve flow characteristics for crudes and refined products. In addition, this product line sells additive components and viscosity modifiers and provides outsourcing services for supply chain and knowledge center management. Our customers, which include major global and regional oil companies, refineries and specialized lubricant producers and marketers, blend our additive products with their base oil and distribute the finished lubricant to end-users via retail, commercial or vehicle original equipment manufacturer (OEM) channels. In 2009, our engine additives products generated total revenues of $2,221.7 million.

Driveline and Industrial Additives  We are a global supplier of driveline and industrial additive products for use in driveline and industrial applications. This product line also sells viscosity modifiers and provides outsourcing services for supply chain and knowledge center management. In 2009, our driveline and industrial additives products generated total revenues of $1,062.2 million.

Driveline Additives  Our driveline additives products include additives for driveline oils, such as automatic transmission fluids, gear oils and farm tractor lubricants. They provide multiple and complex performance properties to reduce friction in order to prevent wear of gears, transmissions and farm tractor components. Relative to engine oils, specialty driveline additives are more complex formulations that carry higher average pricing and value and have longer product life cycles. We sell our products to major global and regional oil companies, specialized lubricant producers and marketers. Our customers use our products to blend with their lubricant fluids and distribute the finished lubricant to end-users via retail, commercial or vehicle OEM channels. The specialty driveline additives industry is characterized by well-established product lines that meet OEM specifications and carry OEM approvals.

Industrial Additives  Our industrial additives products include additives for hydraulic lubricants, metalworking fluids, industrial gear oils and grease, as well as compressor lubricants that meet the lubricant performance requirements of industrial equipment. We sell our products to major global and regional oil companies, compressor manufacturers and specialized lubricant producers and marketers. Our customers use our products to blend with their fluid products and distribute the finished lubricant to end-users via retail, commercial or OEM channels. Included in this product line are ADEX emulsifiers that are designed to combine water and oil for use in producing civil explosives, and AMPS monomers, which are designed to manufacture high performance water soluble polymers. The primary applications of these high performance polymers are flocculants in water treatment applications and lubricity aids in oil well drilling. Because our products are sold to industrial end-markets, our industrial additives products are exposed to economic cycles more than other products within the Lubrizol Additives segment.

Lubrizol Advanced Materials Segment

The Lubrizol Advanced Materials segment represents a diverse portfolio of performance chemicals used in specialty plastics and materials, consumer and industrial applications, such as ingredients for personal care and pharmaceutical products, and emulsions and additives for coatings and inks.

For the year ended December 31, 2009, the Lubrizol Advanced Materials segment generated revenues of $1,302.4 million and segment operating income of $168.7 million.

Engineered Polymers  We are a leading global supplier of engineered polymer resins and compounds sold under several trademarks, including Estane and TempRite engineered polymers. In 2009, the engineered polymers product line generated total revenues of $498.1 million.

THE LUBRIZOL CORPORATION	3

Estane Engineered Polymers  The Estane engineered polymers business develops and markets thermoplastic elastomer resins, engineered polymer compounds, sheet and tubing for attractive end-uses that require high performance functionality such as abrasion resistance, clarity, breathability, barrier capability, low-temperature flexibility, biocompatibility, elasticity, electrical conductivity and weather resistance. The Estane business has developed and markets the broadest range of high performance thermoplastic polyurethane (TPU) products and offers alternatives to competitive materials from flexible rubber to metal. The Estane brands include Pellethane®, Tecoflex® and Carbothane® specifically used in the health care industry for implantables, medical devices, surgical instruments and drug delivery. The unique characteristics of these materials offer performance for the designer/manufacturer, precision for the surgeon and comfort for the patient. Estane polymer is a highly versatile thermoplastic that is attractive for a broad range of end-uses, including film and sheet for various coating processes, wire and cable jacketing, sports and recreation, pneumatic tubing, molded parts and adhesives. The Estane business has developed highly versatile materials that can be processed into non-wovens and fibers that offer very distinct and appealing feel to performance apparel. Reinforced products marketed under Isoplast® and Estaloc® offer functional properties of traditional TPU, yet are reinforced for higher stiffness to provide the strength, dimensional stability and impact resistance required to withstand a variety of tough applications and harsh environments at seven times lighter weight than steel. Applications include automotive trim, sporting goods, agricultural equipment, medical and dental products along with general industrial and mechanical applications. We also market Stat-Rite® conductive polymers that are static dissipative materials, which are used in a variety of applications such as packaging for sensitive electronic components and various clean room applications.

TempRite Engineered Polymers  TempRite is a technologically advanced heat, fire and chemical resistant polymer that we developed to serve technically demanding applications not well served by traditional polyvinyl chloride (PVC) and other commodity plastics. TempRite polymer is sold to customers who produce plastic piping for residential and commercial plumbing, fire sprinkler systems and industrial piping applications. TempRite piping has inherent advantages over copper and other metals due to its heat and corrosion resistance, increased insulation properties, mold resistance, ease of installation and lower installed cost. We market our branded TempRite polymer products for specific applications, including: FlowGuard® and FlowGuard Gold® for residential and commercial plumbing, FlowGuard Gold® Bendable and FlowGuard® Flex flexible piping systems for use in residential and commercial plumbing, BlazeMaster® for fire sprinkler systems, and Corzan® for industrial and commercial piping. We market these products directly to builders, contractors, plumbers, architects, engineers and building owners.

Noveon Consumer Specialties  Noveon consumer specialties is the leading supplier of synthetic rheology modifiers used in personal care, home care and pharmaceutical applications, each under the well-known brand name of Carbopol. The consumer specialties portfolio includes a variety of innovative technologies designed to improve product functionality as well as the physical and tactile appeal of products in the personal care, home care and pharmaceutical industries. These specialty ingredients are used in fast moving consumer goods such as shampoos, body washes, liquid hand soaps and hand sanitizers, skin care creams and lotions, hair conditioners and styling treatments and in-home care products for surface and fabric care. In the pharmaceutical segment, these technologies are used in dental care and topical applications and in prescription and over-the-counter medications in liquid suspension and solid dose forms. In 2009, products in Noveon consumer specialties generated total revenues of $417.7 million.

The consumer specialties product line is comprised of Carbopol polymers, which improve product flow, appearance, tactile appeal and shelf stability in a wide variety of consumer applications; Fixate® polymers, which provide humidity-resistant holding power in styling products; Schercemol™ emollient esters, which enhance the elegance and sensory appeal of skin color cosmetic products; and naturally-derived Glucamate® thickeners and emulsifiers, which enhance the mildness and appeal of skin cleansing and baby care products. The portfolio also contains other naturally-derived technologies such as cassia gum, a natural hydrocolloid, which improves product texture and yield in food applications, and cationic cassia derivatives, which are designed to improve the condition and appearance of hair.

Performance Coatings  The performance coatings product line is a leading supplier of specialty resins, polymers and additives for coatings and related industries worldwide. We offer a wide range of products including high-performance polymers and additives for specialty paper, inks and graphic arts, and paint and textile coating applications, and we are able to formulate and compound polymer emulsions to create customized solutions to meet the specific needs of our customers. In 2009, our performance coatings products generated total revenues of $386.6 million.

Specialty Resins and Polymers  Our water-based polymer emulsions and dispersions, including resins and auxiliaries, are used in the production of high-end paint and coatings for wood, paper, metal, concrete, plastic, textiles and other surfaces. These are environmentally attractive substitutes for solvent-based and hydrocarbon products and are valued for the superior gloss and durability properties they provide. These products are sold under the Hycar®, Sancure®, Algan®, Performax®, Vycar®, Stycar®, and Myflam® trade names. In addition, our polymers are used as ink vehicles, overprint varnishes and functional coatings for specialty paper, printing and packaging

4	THE LUBRIZOL CORPORATION

applications. We supply technology used to improve the appearance, texture, durability and flame retardance of high-end specialty textiles sold to the home furnishings and technical fabrics industries. In addition to water-based polymers, we specialize in unique, non-aqueous acrylic and other proprietary polymer resins for the paint and coatings, printing ink, laminating, adhesives and sealants markets. These value-added Doresco® specialty resins not only function as carriers for pigment, but also provide surface protection and adhesion properties. We work closely with our customers to develop solutions that address their specific needs.

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

•

Surface modifiers improve the performance of industrial, architectural, can, coil, wood and powder coatings by enhancing and protecting surfaces. Lanco®, Lanco® Glidd, Lanco® Matt and Aquaslip™ surface modifiers impart a variety of properties to a coating, including enhanced slip, abrasion and scratch resistance, matting, texturing and a silky, soft feel.

•

Rheology control additives improve the performance of coatings by providing thickening, sag and flow control, pigment anti-settling and improved surface appearance. Rheology control additives are sold under the brand names Ircothix®, Lancoflow®, Ircogel® and Solthix®.

•	Specialized additives for inks improve processing, performance and rub resistance properties and film characteristics that are sold under the brand names Duotron®, Liquitron®, Pinnacle® and Fluotron®.

•	Highly specialized additives for coating applications that promote adhesion and inhibit corrosion that are sold under the brand name Lubrizol® Specialty Additives.

COMPETITION

Our Lubrizol Additives segment is highly competitive in terms of price, technology development, product performance and customer service. Our principal competitors, both in the United States and overseas, are: Infineum, a joint venture involving Shell Oil Company and Exxon Mobil Corporation; Chevron Oronite Company, a subsidiary of Chevron Corporation; and Afton Chemical Corporation, a subsidiary of NewMarket Corporation. Petroleum companies also produce, either directly or indirectly, lubricants and fuel additives for their own use and also sell additives to others. These petroleum companies also are our customers, and some of them sell raw materials to us. We believe based on volume sold, that we are a leading supplier of performance additives for lubricants to the petroleum industry.

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

Product Line	Principal Competitors

Engineered polymers	Arkema, BASF, Bayer, COIM, Georgia Gulf, Huntsman, Kaneka, Merquinsa, Padanaplast USA, Sekisui Chemical, Vanguard, Wirsbo, Yantai Wanhua

Noveon consumer specialties	BASF, Cognis, Croda, Dow Chemical, Evonik (Degussa Goldschmidt), ISP, NK Chemicals, Rhodia, SNF, Stepan, Sumitomo Seika, 3V Sigma, Vinati

Performance coatings	BASF, Bayer, Byk, Clariant, Cytec, Dow Chemical, DSM, Eastman, Hexion, Michelman, Micro Powders, OMNOVA, Parachem, Reichhold, Tego

THE LUBRIZOL CORPORATION	5

SALES AND MARKETING

We primarily market lubricant and fuel additives products worldwide through our direct sales organization. In addition, we use sales agents and distributors where necessary. Our additives customers primarily consist of oil refiners and independent oil blenders and are located in more than 100 countries. Our 10 largest customers, most of which are multinational oil companies, accounted for approximately 39% of our consolidated net sales in 2009. In 2009, no single customer accounted for more than 10% of consolidated net sales.

In order to maximize our understanding of customer needs as well as emerging trends, our sales and marketing activities for our advanced materials products are organized by end-use applications. Each sales team includes representatives from sales, marketing and research and development.

Our sales and marketing staff are oriented technically and work closely with customers to develop products and formulations that deliver the desired product attributes. Some of our laboratories are equipped with small-scale equipment that replicates our customers’ processing capabilities, ensuring that our solutions are implemented easily and efficiently at our customers’ facilities.

BACKLOG

We had no material backlog of orders in either business segment at December 31, 2009, and December 31, 2008. All unfilled orders that were placed by December 31, 2009, are expected to be filled during 2010.

RESEARCH, DEVELOPMENT AND TECHNOLOGY

Technology leadership in design and formulation of additives and specialty chemicals drives our business. Historically, we have emphasized consistent investment in research. We have developed internally a large percentage of the products we manufacture and sell. Our internal technical resources encompass chemical synthesis, world-class physical and analytical science, statistical and computer modeling expertise and extensive applications technology and testing laboratories. We balance centralized research facilities with applications technology capabilities that are tied closely to their counterparts in the commercial organizations. Our technical facilities are located all over the world. We provide tools and processes for knowledge sharing and for leveraging our technology globally and across product lines.

Lubrizol Additives  In our Lubrizol Additives segment, the majority of the additives we manufacture and sell are developed by our internal research group. Technological advances in materials and in the design of engines and other automotive equipment, combined with rising demands for environmental protection and fuel economy, require increasingly sophisticated research capabilities to meet industry performance standards.

Our principal technical facilities for lubricant additives research are located in Hazelwood, United Kingdom; Kinuura, Japan; and Wickliffe, Ohio. We also conduct a limited program of corporate research designed to leverage technology across our product lines. We maintain mechanical testing laboratories at those three locations, equipped with a variety of gasoline and diesel engines, driveline and other mechanical equipment to evaluate the performance of additives for lubricants and fuels. In addition, we make extensive use of independent research firms. Global field testing is conducted through various arrangements with fleet operators and others.

We maintain offices in Hamburg, Germany; Hazelwood, United Kingdom; Mumbai, India; Paris, France; Seoul, Korea; Shanghai, China; Tokyo, Japan; and Wickliffe, Ohio to maintain close contact with the principal automotive OEMs of the world and to keep abreast of the performance requirements for our products. These liaison activities also serve as contacts for cooperative development and evaluation of products for future applications.

Lubrizol Advanced Materials  Our Lubrizol Advanced Materials segment has a long history as an industry innovator, creating proprietary, high-performance materials for our customers, including ingredients for personal care products, the invention of Carbopol acrylic thickener, additives for coatings and the commercial development of Estane and TempRite engineered polymers. We have leveraged our core surface activity chemistry into new specialty chemicals and materials markets through acquisitions and application technology expertise. Our specialty chemical and materials products are derived from a broad range of technology platforms developed either internally or externally through licensing, acquisition or joint technological alliances with global suppliers and customers.

Our primary research facility for the Lubrizol Advanced Materials segment is located in Brecksville, Ohio, where we develop new technologies and products and conduct applications development and technical service for our customers. We have other technical facilities in various locations around the world with our key facilities located in Blackley, United Kingdom; Cuautitlan Izcalli, Mexico; Hong Kong, China; Louvain-la-Neuve, Belgium; Piscataway, New Jersey; Ritterhude, Germany; Sao Paulo, Brazil; and Shanghai, China.

6	THE LUBRIZOL CORPORATION

Patents  We own approximately 1,600 patents worldwide relating to our products and manufacturing processes. Although these domestic and foreign patents expire from time to time, we continue to apply for and obtain patent protection for new products on an ongoing basis. We believe that our patents are important assets for both of our business segments. However, we do not regard our business as being dependent materially upon any single patent or any group of related patents.

Research, Testing and Development Expenditures  Our consolidated research and development expenditures were $147.7 million in 2009, $149.6 million in 2008 and $148.2 million in 2007. These amounts were equivalent to 3.2%, 3.0% and 3.3% of the respective consolidated total revenues for those years. These amounts include expenditures for the performance evaluation of additive developments in engines and other types of mechanical equipment as well as expenditures for the development of specialty chemicals for industrial applications. In addition, we spent $64.4 million, $71.3 million and $70.7 million in 2009, 2008 and 2007, respectively, for technical service (testing) activities, principally for evaluation in mechanical equipment of specific lubricant formulations designed for the needs of petroleum industry customers throughout the world.

Our research and development staff works with both our sales force and customers to use our wide spectrum of technology platforms and processing capabilities to enhance our product offerings in the specialty chemicals industry. We have developed many of our products in cooperation with our customers, often as a result of their specific needs, resulting in long-standing customer relationships.

RAW MATERIALS

We use a broad variety of specialty and commodity chemical raw materials in our manufacturing processes and use oil in processing and blending additives. These raw materials are obtainable from several sources. The materials that we choose to purchase from a single source generally are subject to long-term supply contracts as a basis to guarantee supply reliability. For the most part, our raw materials are feedstocks derived from petroleum and petrochemicals.

For the Lubrizol Additives segment, raw materials derived from petrochemicals are approximately 85% of our purchases. Lubricant base oil is our single largest purchased raw material, representing approximately 30% of our purchases, by weight. Other major categories of raw materials for the Lubrizol Additives segment include olefins and esters (approximately 20% of purchases) and inorganic acids, bases and oxides (approximately 10% of purchases). For our Lubrizol Advanced Materials segment, no single raw material represents more than 10% of purchases. The top 10 raw materials total approximately 45% of our purchases for the Lubrizol Advanced Materials segment. Principal raw materials for the Lubrizol Advanced Materials segment include three different acrylates for personal care and coatings, PVC, PTMEG, MDI and Butanediol for engineered polymers, and styrene for coatings.

REGULATORY

Our business and our customers are subject to significant new regulations under the European Commission’s Registration, Evaluation and Authorization of Chemicals (REACH) regulation. REACH became effective on June 1, 2007, with the new regulatory program being phased in over the next 11 years. The new regulatory program imposes obligations on European Union (EU) manufacturers and importers of chemicals and other products into the EU to compile and file comprehensive reports, including testing data, on each chemical substance and perform chemical safety assessments. The regulations impose significant additional burdens on chemical producers, importers, and, to a lesser extent, downstream users of chemical substances and preparations. The registration, evaluation and authorization phase of the program will require significant expenditures and resource commitments in order to develop information technology tools, generate data, prepare and submit dossiers for substance registration, participate in consortia and reformulate products, if necessary. We have developed a cross-functional management team that is working closely with our businesses to manage implementation of REACH. Although the long-term costs for REACH compliance are not estimable at this time, we do not anticipate that REACH compliance costs will have a material adverse effect on our financial condition or results of operations.

ENVIRONMENTAL MATTERS

We are subject to foreign, federal, state and local laws and regulations designed to protect the environment and limit manufacturing wastes and emissions. We believe that, as a general matter, our policies, practices and procedures are designed properly to prevent unreasonable risk of environmental damage and the consequent financial liability to us. Compliance with environmental laws and regulations requires continuing management effort and expenditures. We have incurred, and will continue to incur, costs and capital expenditures to comply with these laws and regulations and to obtain and maintain all necessary permits. We believe that the cost of complying with environmental laws and regulations will not have a material adverse effect on our financial condition or results of operations.

Among other environmental laws, we are subject to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as Superfund), under which we have been designated as a “potentially responsible party” that may be liable for cleanup costs associated with various waste or operating sites, some of which are on the U.S. Environmental Protection Agency Superfund national priority list. Our experience, consistent with what we believe to be the experience of others in similar cases, is that Superfund site liability tends to be apportioned among parties based upon the contribution of materials to the Superfund site. Accordingly, we

THE LUBRIZOL CORPORATION	7

measure our liability and carry out our financial reporting responsibilities with respect to Superfund sites based upon this standard, even though Superfund site liability is technically joint and several in nature. We believe our environmental accrual is adequate to provide for our portion of the expenses associated with environmental remediation obligations when such expenses are probable and reasonably estimable, based upon current law and existing technologies. These accruals are adjusted as further information develops or circumstances change. Based upon consideration of currently available information, we believe liabilities for environmental matters will not have a material adverse effect on our financial condition or results of operations.

Lubrizol Advanced Materials International, Inc. (LZAM International) (formerly known as Noveon International, Inc.) is the beneficiary of agreements with Goodrich Corporation (Goodrich) that require Goodrich to indemnify LZAM International for, among other things, certain environmental liabilities and costs relating to facilities of the former Performance Materials Division of Goodrich. However, there are no assurances that Goodrich or other third-parties will, in the future, honor their indemnification obligations to us.

We believe that our business, operations and facilities are being operated in compliance, in all material respects, with applicable environmental laws and regulations, many of which provide for substantial fines, penalties and criminal sanctions for violations. The operation of manufacturing plants entails environmental risks, and we may incur material costs or liabilities in the future that could affect us adversely. We may be required to comply with evolving environmental laws, regulations or requirements that may be adopted or imposed in the future, such as climate change legislation, or to address newly discovered contamination or other conditions or information that require a response on our part.

EMPLOYEES

At December 31, 2009, we had approximately 6,700 employees of which approximately 52% were in the United States. We believe that our relationship with our employees is good. Three of our U.S. sites, which employ approximately 6% of our domestic employees, are organized by labor unions with collective bargaining agreements that are subject to periodic renegotiation. We have two facilities with agreements expiring in 2010, and one facility with an agreement expiring in 2013. We expect to enter into new agreements with the unions when they expire. In some countries outside of the United States, wages, salaries and general working conditions may be subject to union agreements, industry-wide collective bargaining agreements and works councils. Currently, we are in the process of renegotiating an agreement for one of our facilities in Belgium, which represents approximately 7% of our European workforce.

EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in Part III, Item 10 regarding executive officers of the company is incorporated herein by reference.

GEOGRAPHIC AREA INFORMATION

Financial information with respect to our domestic and foreign operations is contained in Note 3 to our consolidated financial statements.

We supply our customers abroad through exports from the United States and from overseas manufacturing plants. We believe the political and economic risks related to our foreign operations are mitigated due to the stability of the countries in which our largest foreign operations are located.

MANUFACTURING AND PROPERTIES

We possess global manufacturing, laboratory and sales and technical service facilities enabling us to provide customers with worldwide service and a reliable supply of products. Our corporate headquarters is located in Wickliffe, Ohio. We have manufacturing facilities and laboratories, which we own or lease, at 24 sites in the United States and 35 sites in 18 other countries. In addition, we have entered into manufacturing tolling arrangements for several of our products. We also have entered into long-term contracts for the exclusive use of major marine terminal facilities at various ports and leases for storage facilities. We maintain a capital expenditure program to support our operations and believe our facilities are adequate for our present operations and for the foreseeable future.

On January 19, 2010, we announced our decision to proceed with a 10-year phased investment plan to upgrade operations and increase global capacity in our Lubrizol Additives segment. We plan to make a greenfield investment in China as well as implement a debottlenecking program at our existing facilities in the United States and Europe. As part of the 10-year plan, we signed a letter of intent to reserve land use rights in China for a wholly owned manufacturing plant, which will be developed and phased in as market needs require. By phasing in selective capacity additions in China, we aim to match our manufacturing capability with lubricant growth in Asia. We expect that the China plant will require an investment in excess of $200.0 million over the next three years. In addition, we plan to accelerate reinvestment at existing plants for upgrading infrastructure, as well as ensuring compliance with ever increasing health, safety and environmental requirements.

8	THE LUBRIZOL CORPORATION

ITEM 1A. RISK FACTORS

If any of the events described below were to occur, our business, results of operations and financial condition could be affected adversely.

RISKS RELATING TO OUR BUSINESS

Volatility in raw material prices could reduce our profitability, and reductions in the availability of raw material supplies could disrupt our operations.

Most of the raw materials that we use are feedstocks derived from petroleum and petrochemicals, such as crude oil and natural gas, which have been subject to historical periods of rapid and significant movements in price. These fluctuations in price could be influenced by political instability, terrorist attacks or other hostilities in oil-producing countries or elsewhere in the world, and supply and demand factors, including OPEC production quotas, global demand for petroleum-based products or shutdown of production facilities. In addition, the implementation of climate change legislation could increase the cost of raw materials. We also use natural gas as fuel at our facilities, and increases in the price of natural gas may reduce our profitability. Any significant variations in the cost and availability of our specialty and commodity materials or energy may affect negatively our business, financial condition or results of operations. We typically do not enter into hedging arrangements with respect to raw materials or energy, other than for natural gas. In response to price changes of raw materials, we change prices to our customers from time to time to manage our margins. However, we cannot always raise prices in response to higher raw material costs, and any limitation on our ability to do so could affect adversely our financial performance.

We use significant quantities of a variety of specialty and commodity chemicals in our manufacturing processes, such as lubricant base oils (a derivative of crude oil); C4 feedstreams; acrylates; PVC; inorganic acids, bases and oxides; alcohols, glycols and polyols; olefins and esters; sulfonates; phenates; alkylates; sulfonic acids; and amines. These raw materials generally are available from numerous independent suppliers; however, some of our raw material needs are met by a sole supplier or only a few suppliers. If any supplier that we rely on for raw materials ceases or limits production, we may incur significant additional costs, including capital costs, in order to find alternate, reliable raw material suppliers. We also may experience significant production delays while locating new supply sources.

Some of our businesses are cyclical and demand by our customers for our products weakens during economic downturns.

Approximately 79% of our product sales are attributable to markets, such as transportation, construction and industrial, that historically have been cyclical and sensitive to changes in supply and demand and general economic conditions. The demand for our products depends, in part, on the general economic conditions of the industries or national economies of our customers. It is not possible to predict accurately the factors that will affect demand for our products in the future. In a declining economic environment, we may experience the negative effects of increased competitive pricing pressure and customer turnover as well. Economic weakness in the United States, Europe, China and other regions has resulted and may continue to result in a reduction of sales by our customers and us, which has and may continue to have an adverse effect on our business, financial condition and results of operations.

As a majority of our revenues are concentrated in the transportation and industrial lubricant industries, changes in economic and industry conditions could affect adversely our results of operations.

Approximately 72% of our consolidated revenues are related to the transportation and industrial lubricant business. This concentration of business affects our overall risk as our customers will be affected similarly by changes in economic and industry conditions. A sudden or protracted downturn in these industries could affect adversely our results of operations.

We face competition from other chemical companies, which could affect adversely our business, financial condition and results of operations.

We actively compete with companies producing the same or similar products and, in some instances, with companies producing different products designed for the same uses. We encounter competition in price, delivery, service, performance, product innovation, technical support, product recognition and quality, depending on the product involved. For some of our products, our competitors are larger and have greater financial resources and less debt. As a result, these competitors may be better able to withstand a change in conditions within the industries in which we operate, a change in the prices of raw materials or a change in the economy as a whole.

We expect our competitors to continue to develop and introduce new and enhanced products, and these products could cause a decline in market acceptance of our products. Current and future consolidation among our competitors and customers also may cause a loss of market share as well as put downward pressure on pricing. Our competitors could cause a reduction in the prices for some of our products as a result of intensified price competition. Additionally, a number of our niche product applications are customized or sold for highly specialized uses. Competitive pressures also can result in the loss of major customers. If we cannot compete successfully, our business, financial condition and results of operations could be affected adversely.

THE LUBRIZOL CORPORATION	9

Failure to make continued improvements in our technology and productivity could hurt our competitive position.

We believe that we must continue to enhance our existing products and to develop and manufacture new products with improved capabilities in order to continue to be a market leader. We also believe that we must continue to make improvements in our productivity in order to maintain our competitive position. When we invest in new technologies, processes or production facilities, we face risks related to construction delays, cost over-runs and unanticipated technical difficulties. Our inability to anticipate, respond to or utilize changing technologies could have a material adverse effect on our business or our results of operations.

Our and our suppliers’ production facilities are subject to operating risks that could affect adversely our business or results of operations.

We are dependent upon the continued safe operation of our and our suppliers’ production facilities. These production facilities are subject to hazards associated with the manufacture, handling, storage and transportation of a variety of reactive, explosive and flammable materials and products, including leaks and ruptures, explosions, fires, inclement weather and natural disasters, unscheduled downtime and environmental hazards. As some of our operations are located in the U.S. Gulf Coast, major hurricanes in recent years have affected our ability to operate. Incidents at our or our suppliers’ production facilities could shut down temporarily or otherwise disrupt our manufacturing operations, causing production delays and, with respect to our facilities, resulting in liability for workplace injuries and fatalities. In addition, some of our and our suppliers’ production facilities are highly specialized, which limits our ability to shift production to other facilities in the event of an incident at a particular facility. If a production facility, or a critical portion of a production facility, were shut down temporarily, we likely would incur higher costs for alternate means of production, sources of supply for our products and production delays, which could have a material adverse effect on our business, financial condition or results of operations.

If we are unable to protect our intellectual property rights or to successfully resolve claims of infringement brought against us, our product sales and financial performance could be affected adversely.

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

In the future, we may have to rely on litigation to enforce our intellectual property rights and contractual rights. In addition, we may face claims of infringement that could interfere with our ability to use technology or other intellectual property rights that are material to our business operations. If litigation that we initiate is unsuccessful, we may not be able to protect the value of some of our intellectual property. In the event a claim of infringement against us is successful, we may be required to pay royalties or license fees to continue to use technology or other intellectual property rights that we have been using or we may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time. If we are unable to obtain licenses on reasonable terms, we may be forced to cease selling or using the products that incorporate the challenged intellectual property, or to redesign or, in the case of trademark claims, rename our products to avoid infringing the intellectual property rights of third parties, which may not be possible and may be time-consuming if possible. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs to us and diversions of some of our resources. Our intellectual property rights may not have the value we believe them to have, which could result in a competitive disadvantage or affect adversely our business and financial performance.

We may not be able to complete future acquisitions or successfully integrate future acquisitions into our business, which could affect adversely our business or results of operations.

As part of our growth strategy, we intend to pursue acquisitions and joint venture opportunities. Successful accomplishment of this objective may be limited by the availability and suitability of acquisition candidates and by our financial resources, including available cash and borrowing capacity. Acquisitions involve numerous risks, including difficulty determining appropriate valuation, integrating operations, technologies, services and products of the acquired lines or businesses, personnel turnover and the diversion of management’s attention from other business matters. In addition, we may be unable to achieve anticipated benefits from these acquisitions in the timeframe that we anticipate, or at all, which could affect adversely our business or results of operations.

We face numerous risks relating to our foreign operations, including exchange rate fluctuations, exchange controls and currency devaluations, which may affect adversely our results of operations or cash flow.

In 2009, approximately 40% of our consolidated revenues, 30% of our consolidated cost of sales and 30% of selling, technical, administrative and research (STAR) expenses were generated in currencies other than the U.S. dollar, which is our reporting currency. We recognize foreign currency gains and losses arising from our operations in the period incurred. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business have caused and may continue to cause fluctuations in our reported results of operations. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of exchange rates.

10	THE LUBRIZOL CORPORATION

We also face risks arising from the imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing controls. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation and, if they occur or continue for significant periods, could affect adversely our results of operations or cash flow.

Failure to implement our common information system platform successfully could impact negatively our ability to conduct business, particularly in our Lubrizol Advanced Materials segment.

We launched a company-wide initiative in 2006 to extend our current information system platform to the entire organization so that our core business processes are integrated globally. We successfully rolled out the system to our North American and European locations of the Lubrizol Advanced Materials segment in 2008 and 2009. However, we still are in the process of implementing the system at other locations within the Lubrizol Advanced Materials segment and to several locations within the Lubrizol Additives segment.

We consider the risk to be low that our information system implementation may disrupt significantly our business processes and impact our ability to serve customers. However, we face the risks that the common information system platform will not be completed on a timely basis, it may cost more than projected or we may not realize its anticipated benefits.

International social, political and economic conditions could affect adversely our operating performance.

Our international operations also are subject to the risk of labor unrest, regional economic uncertainty, political instability, terrorism, expropriation of property, restrictions on the transfer of funds into or out of a country, trade restrictions, export duties, taxes and quotas, domestic and foreign customs and tariffs and current and changing regulatory environments. Any of these events could have an adverse effect on our international operations in the future by reducing the demand for our products, making our products less competitive by increasing the prices at which we can sell our products or otherwise having an adverse effect on our operating performance.

Our production facilities could be targets for terrorism, and any attack could disrupt our operations and cause us to incur significant costs and liabilities.

The potential or actual occurrence of terrorist attacks could affect our operations in unpredictable ways. Our chemical production facilities could become direct targets, or indirect casualties, of terrorist attacks. Although our production facilities are under a heightened level of security, this level of security may not prevent a terrorist attack. The resulting damage could be severe and could include loss of life and property damage. In addition, some of our production and other facilities are located at sites near other chemical plants that could be potential targets of terrorist attacks. The resulting collateral damage could be significant and substantial. Available insurance coverage could be insufficient to cover all of the damage incurred or could be prohibitively expensive.

We could incur costs and liabilities as a result of the numerous environmental laws applicable to our operations that are greater than we anticipate, which could affect adversely our results of operations and cash flows.

We are subject to extensive federal, state, local and foreign environmental, safety and health laws and regulations concerning, among other things, emissions to the air, discharges to land and water and the generation, handling, treatment and disposal of hazardous waste and other materials. We also are required to maintain various environmental permits and licenses, many of which require periodic modification and renewal. Due to the volume and complexity of the laws and regulations that apply to our operations and the challenges of implementing effective compliance programs, we risk violating those laws and regulations and thereby incurring cleanup costs, substantial fines and criminal sanctions.

In addition, these requirements and their enforcement may become more stringent in the future. Although we cannot predict the ultimate cost of compliance with any federal, state and foreign environmental, safety and health laws and regulations, the costs could be significant. Non-compliance could subject us to significant liabilities, such as government fines, third-party lawsuits or the suspension of non-compliant operations. We also may be required to make significant site or operational modifications at substantial cost. Future developments also could restrict or eliminate the use of or require us to make modifications to our products, which could have a significant negative impact on our results of operations and cash flows.

At any given time, we are involved in claims, litigation, administrative proceedings and investigations of various types in a number of jurisdictions involving potential environmental liabilities, including cleanup costs associated with hazardous waste disposal sites, natural resource damages, property damage and personal injury. Liability under environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. Under certain environmental laws, we can be held strictly liable for all costs associated with hazardous substance contamination of any real property we have ever owned, operated or used as a disposal site or for

THE LUBRIZOL CORPORATION	11

natural resource damages associated with such contamination. We also may face liability with respect to acquired businesses for violations of environmental laws that occurred prior to the date of our acquisition, and some or all of these liabilities may not be covered by indemnification from the sellers from whom we acquired the businesses. We could incur significant costs, including cleanup costs, natural resources damages, civil or criminal fines and sanctions and third-party claims, as a result of past or future violations of, or liabilities under, environmental laws.

Some of our employees are covered by collective bargaining agreements or participate in work councils, and the failure to renew these agreements or maintain these relationships could result in labor disruptions and increased labor costs.

Employees at three of our U.S. sites, who constitute approximately 6% of our domestic employees, are organized by labor unions that have collective bargaining agreements with us that are subject to renegotiation. Two facilities have agreements expiring in 2010. In addition, the majority of our European employees are participants in works councils, which are entities that represent employees and are entitled to information and consultation rights on some matters. Our European employees also may participate in unions or industry-wide collective bargaining agreements, and we currently have one facility in Belgium that is renegotiating its union agreement. Although we believe that our present labor relations are good, our failure to renew these agreements on reasonable terms as the current agreements expire or maintain our relationships with work councils could result in labor disruptions and increased labor costs, which could affect adversely our financial performance.

FINANCIAL RISKS

We may not have access to capital in the future due to changes in general economic conditions.

We may need new or additional financing in the future to conduct our operations, expand our business or refinance existing indebtedness. Any sustained weakness in general economic conditions and/or financial markets in the United States or globally could affect adversely our ability to raise capital on favorable terms or at all. From time to time we have relied, and also may rely in the future, on access to financial markets as a source of liquidity for working capital requirements, acquisitions and general corporate purposes. Our access to funds under our revolving credit facilities is dependent on the ability of the financial institutions that are parties to those facilities to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity, or if they experience excessive volumes of borrowing requests within a short period of time. Moreover, the obligations of the financial institutions under our revolving credit facilities are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others. Longer term volatility and continued disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failure of significant financial institutions could affect adversely our access to the liquidity needed for our businesses in the longer term. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. The disruptions in the capital and credit markets also have resulted in higher interest rates on publicly issued debt securities and increased costs under credit facilities. Continuation of these disruptions would increase our interest expense and capital costs and could affect adversely our results of operations and financial position, including our ability to grow the business through acquisitions.

We could be affected adversely if our debt is downgraded.

Our ability to complete offerings of debt securities on satisfactory terms in the future will depend on the status of our credit rating. The current rating of our senior unsecured long-term indebtedness is BBB+ by Standard & Poor’s Ratings Group (S&P) and Baa2 by Moody’s Investors Service, Inc. (Moody’s). Either S&P or Moody’s or both may downgrade our credit rating at any time, which could increase our interest obligations under some of our borrowings. In addition, downgrades of our credit rating could make it more difficult to complete offerings of debt securities on satisfactory terms and generally would result in increased future borrowing costs under our credit facilities and affect adversely our access to debt and capital markets.

The limits imposed on us by the restrictive covenants contained in our credit facilities could prevent us from making acquisitions or capital improvements or cause us to lose access to these facilities, and if we are unable to obtain necessary waivers and our debt is accelerated, our financial condition could be affected adversely.

Our existing credit facilities contain restrictive covenants that limit our ability to, among other things:

•	borrow money or guarantee the debts of others;

•	use assets as security in other transactions;

•	materially change the nature of our business; and

•	sell assets or merge with or into other companies.

12	THE LUBRIZOL CORPORATION

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

Our ability to comply with the covenants and other terms of our credit facilities will depend on our future operating performance. If we fail to comply with such covenants and terms, we will be in default, and the maturity of the related debt could be accelerated and become immediately due and payable. We may be required to obtain waivers from our lenders in order to maintain compliance under our credit facilities, including waivers with respect to our compliance with certain financial covenants. If we are unable to obtain any necessary waivers and the debt under our credit facilities is accelerated, our financial condition would be affected adversely.

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

ITEM 2. PROPERTIES

Our corporate headquarters and the commercial center for Lubrizol Additives are located in Wickliffe, Ohio, and the commercial center for Lubrizol Advanced Materials is located in Brecksville, Ohio. We operate 46 manufacturing facilities in 17 countries, 31 laboratories in 14 countries and maintain sales offices and distribution centers within the United States and in many foreign countries. Our corporate headquarters and most of our manufacturing facilities are located in buildings that we own, while other operations generally are in buildings that we lease. We have entered into long-term contracts for our exclusive use of major marine terminal facilities at the Port of Houston, Texas. We maintain a capital expenditure program to support our operations and believe our facilities are adequate for our present operations and for the foreseeable future.

Lubrizol Additives has principal manufacturing facilities in Bayport, Texas; Deer Park, Texas; Le Havre, France; Painesville, Ohio; and Rouen, France. Lubrizol Advanced Materials has principal manufacturing facilities in Antwerp, Belgium; Avon Lake, Ohio; Calvert City, Kentucky; Louisville, Kentucky; and Oevel, Belgium. Including these principal manufacturing facilities, we have manufacturing facilities in the following geographic regions:

Geographic Region	Number of Manufacturing Facilities

North America	20 facilities in 11 U.S. states
Europe	13 facilities in 7 countries
Asia-Pacific / Middle East	12 facilities in 8 countries
Latin America	1 facility in 1 country

Five manufacturing facilities in the Asia-Pacific / Middle East region are owned and operated by joint venture companies. Our ownership of each of these companies ranges from 28% to 50%.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business. We are not involved currently in any legal proceedings that we expect, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

On June 17, 2009, the South Carolina Department of Health and Environmental Control (DHEC) notified us of their intention to seek enforcement for alleged violations of the South Carolina Hazardous Waste Management Regulations. The alleged violations pertain to waste classification, management, recordkeeping and reporting requirements associated with operations at our Spartanburg, South Carolina facility and was resolved in January 2010 with a financial penalty of less than $0.1 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the three months ended December 31, 2009.

THE LUBRIZOL CORPORATION	13

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the New York Stock Exchange under the symbol LZ. The number of shareholders of record of common shares was 2,703 as of February 12, 2010.

Information relating to the quarterly price and dividend history of our common shares for 2009 and 2008 follows:

	Common Share Sale Price History				Dividends
	2009		2008		Per Common Share
	High	Low	High	Low	2009	2008
1st quarter	$40.00	$23.57	$60.48	$46.69	$.31	$.30
2nd quarter	48.21	32.98	61.38	46.21	.31	.31
3rd quarter	72.95	45.73	54.78	40.61	.31	.31
4th quarter	76.52	66.05	43.56	26.72	.31	.31

					$1.24	$1.23

We have no restrictions on the payment of dividends on Lubrizol common shares.

There were no issuances of unregistered securities during the three months ended December 31, 2009.

There were no purchases of Lubrizol common shares during the three months ended December 31, 2009, under the 5.0 million share repurchase program authorized by our board of directors and announced on April 27, 2007. At December 31, 2009, 3,755,918 common shares were available for purchase under the program.

14	THE LUBRIZOL CORPORATION

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below for the five-year period ended December 31, 2009, was derived from our audited consolidated financial statements. The data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” included elsewhere in this report.

(In Millions Except Per Share Data, Ratios and Employees)	2009	2008	2007	2006	2005
OPERATING RESULTS:
Revenues	$4,586.3	$5,027.8	$4,499.0	$4,040.8	$3,622.2
Cost of sales	3,071.0	3,906.5	3,378.1	3,045.2	2,700.1

Gross profit	1,515.3	1,121.3	1,120.9	995.6	922.1
Selling, testing, administrative and research expenses	647.3	638.6	641.1	587.2	547.3
Amortization of intangible assets	25.2	27.0	24.3	23.7	23.5
Write-off of acquired in-process research and development	–	1.6	–	–	–
Restructuring and impairment charges	30.4	394.0	1.5	51.9	15.9
Net interest expense and other income	86.6	43.1	48.6	66.7	93.5

Income from continuing operations before income taxes	725.8	17.0	405.4	266.1	241.9
Provision for income taxes	211.6	75.9	115.6	82.2	80.8

Income (loss) from continuing operations	514.2	(58.9)	289.8	183.9	161.1
(Loss) income from discontinued operations - net of tax	–	–	–	(76.2)	27.8

Net income (loss)	514.2	(58.9)	289.8	107.7	188.9
Net income attributable to noncontrolling interests	13.4	7.2	6.4	4.1	1.7

Net income (loss) attributable to The Lubrizol Corporation	$500.8	$ (66.1)	$283.4	$103.6	$187.2

Diluted earnings (loss) per share attributable to The Lubrizol Corporation from:
Continuing operations	$7.26	$(0.97)	$4.05	$2.59	$2.32
Discontinued operations	–	–	–	(1.10)	0.40

Net income (loss)	$7.26	$(0.97)	$4.05	$1.49	$2.72

FINANCIAL RATIOS:
Gross profit percentage	33.0	22.3	24.9	24.6	25.5
Percent of revenues:
Selling and administrative expenses	9.5	8.3	9.4	9.4	9.6
Research and testing expenses	4.6	4.4	4.9	5.1	5.5
Return on average Lubrizol Corporation shareholders’ equity (%)	27.9	(3.8)	15.6	6.4	12.2
Debt to capitalization (%)	39.4	46.9	42.2	47.8	51.8
Current ratio	3.7	1.7	2.1	2.9	2.4

OTHER INFORMATION:
Dividends declared per share	$1.24	$1.23	$1.16	$1.04	$1.04
Average common shares outstanding:
Basic	68.1	68.1	69.2	68.7	67.9
Diluted	69.0	68.1	70.0	69.3	68.8
Capital expenditures - continuing operations	$139.9	$202.6	$182.8	$125.7	$121.9
Depreciation expense - continuing operations	$145.1	$144.9	$137.1	$133.3	$139.4

At Year End:
Total assets	$4,770.0	$4,150.5	$4,643.8	$4,390.9	$4,371.2
Long-term debt	$1,390.3	$954.6	$1,223.9	$1,538.0	$1,662.9
Total debt	$1,390.6	$1,345.8	$1,428.8	$1,541.7	$1,670.8
Total of The Lubrizol Corporation shareholders’ equity	$2,060.8	$1,523.7	$1,951.3	$1,683.1	$1,551.9
The Lubrizol Corporation shareholders’ equity per basic share	$30.11	$22.65	$28.53	$24.39	$22.81
Price per common share	$72.95	$36.39	$54.16	$50.13	$43.43
Number of employees	6,727	6,967	6,921	6,746	7,515

THE LUBRIZOL CORPORATION	15

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

OVERVIEW

General

We are an innovative specialty chemical company that produces and supplies technologies that improve the quality, value and performance of our customers’ products in the global transportation, industrial and consumer markets. Our business is founded on technological leadership. Innovation provides opportunities for us in growth markets as well as advantages over our competitors. From a base of approximately 1,600 patents, we use our product development and formulation expertise to sustain our leading market positions and fuel our future growth. We create additives, ingredients, resins and compounds that enhance the performance, quality and value of our customers’ products, while minimizing their environmental impact. Our products are used in a broad range of applications and are sold into relatively stable markets such as those for engine oils, specialty driveline lubricants and metalworking fluids, as well as higher-growth markets such as personal care and over-the-counter pharmaceutical products, performance coatings, medical products and compressor lubricants. Our specialty chemical products also are used in a variety of industries, including the construction, sporting goods, medical and automotive industries.

We are diverse geographically, with an extensive global manufacturing, supply chain, technical and commercial infrastructure. We operate facilities in 27 countries, including production facilities in 17 countries and laboratories in 14 countries, in key regions around the world through the efforts of approximately 6,700 employees. We sell our products in more than 100 countries and believe that our customers recognize and value our ability to provide customized, high quality, cost-effective performance formulations and solutions worldwide. We also believe our customers highly value our global supply chain capabilities.

We use a broad range of raw materials in our manufacturing processes. The majority of our raw materials are feedstocks derived from petroleum and petrochemicals, with lubricant base oil being our single largest raw material. The cost of our raw materials can be highly volatile. As a result, our financial performance is influenced significantly by how effectively we manage the margin between our selling prices and the cost of our raw materials.

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

The Lubrizol Advanced Materials segment consists of three product lines: (i) engineered polymers, (ii) Noveon consumer specialties and (iii) performance coatings. The engineered polymers product line includes products such as Estane® thermoplastic polyurethane and TempRite® engineered polymers used within the construction, automotive, telecommunications, electronics and recreation industries. The Noveon consumer specialties product line includes acrylic thickeners, film formers, fixatives, emollients, silicones, specialty surfactants, methyl glucoside, lanolin derivatives and cassia hydrocolloids used within cosmetics, personal care and household products. The performance coatings product line includes high-performance polymers and additives for specialty paper, graphic arts, paints, textiles and coatings applications that are sold to customers worldwide.

16	THE LUBRIZOL CORPORATION

Lubrizol Additives Segment

We believe we are the market leader in lubricant additives and intend to remain the leader by continuing to invest in this business. Our Lubrizol Additives segment’s growth strategy is to continue to optimize our product mix while closely aligning production capacity with product demand. Challenging market forces and conditions continue to influence the Lubrizol Additives segment. A key factor is the low long-term global growth rate for this market, which we believe is in the range of approximately 1% to 2% per year. Additional characteristics of this market are:

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

•	Improved engine design, which can result in longer lubricant drain intervals. Longer drain intervals reduce demand for finished lubricants.

•	New vehicle production levels, which affect our driveline fluids in particular because the initial factory fill is an important market factor in that product line.

•	Reliance on raw material feedstocks derived from petroleum and petrochemicals, the costs of which can be highly volatile.

Our Lubrizol Additives segment represented approximately 72% of consolidated revenues.

Lubrizol Advanced Materials Segment

Our Lubrizol Advanced Materials segment’s growth strategy involves a combination of internal growth and acquisitions. Our internal growth strategy is to use our strengths, including our technology, formulating skills and broad geographic infrastructure, to develop and invest in new performance technologies in higher-growth industrial and consumer markets. In addition to internal growth, we intend to pursue bolt-on acquisitions, such as the acquisition of the thermoplastic polyurethane business from The Dow Chemical Company (Dow) in 2008, which we expect to provide cost synergies, new technology and the opportunity to take existing products into new geographies. Key factors to our success continue to be the introduction of new products, development of new applications for existing products, ability to manage margins, geographic expansion and the integration of future acquisitions. Our Lubrizol Advanced Materials segment represented approximately 28% of consolidated revenues.

Primary Factors Affecting 2009 Results

The following factors most affected our consolidated 2009 results:

•

The global recession affected the markets we serve and negatively impacted our sales volume. Volume declined 12% compared with 2008 as demand declined sharply and customers reduced their inventory levels. However, we believe inventory destocking substantially was complete by the end of the second quarter as we experienced significant demand recovery in the second half of 2009 influenced by customers replenishing their inventories.

•	Our disciplined margin management and cost reduction initiatives offset the decline in volume and resulted in an increase in our gross profit percentage to 33.0% from 22.3% in 2008.

•

Our inventory reduction initiatives contributed to the significant increase in cash flow from operations. We ended 2008 with abnormally high inventories as a result of a severe decline in demand in the fourth quarter of 2008. In 2009, in response to the lower sales volume, we reduced production in order to reduce inventories. As a result of our abnormally low production, we incurred $74.9 million of unabsorbed manufacturing costs. The reduction in inventory also resulted in charges of $6.0 million due to the liquidation of LIFO inventory quantities carried at higher costs.

•

Our aggressive cost reduction actions and organizational restructuring increased operating efficiencies and improved profitability. We reduced expenses by curtailing production and reducing spending on supplies and services, information technology and travel expenses. Manufacturing and STAR (selling, testing, administrative and research) expenses also both benefited from a favorable currency impact. However, the effect of our cost reduction initiatives was offset by the increase in incentive and deferred compensation expenses described below. In conjunction with our cost reduction actions, we incurred $16.4 million of severance and benefit charges and $3.9 million of asset impairment charges.

THE LUBRIZOL CORPORATION	17

•

Our actual and projected financial performance relative to our annual and long-term incentive compensation plan targets resulted in additional incentive compensation expense of $54.7 million compared with 2008. Further, appreciation in the liabilities recorded for our deferred compensation plans and stock appreciation rights, which primarily are based on the value of Lubrizol stock, resulted in additional compensation expense of $18.7 million compared with 2008.

•

The issuance of $500.0 million of 8.875% notes and the $150.0 million term loan, coupled with lower interest income, increased our net interest expense. The proceeds from these borrowings provided us with sufficient funds to retire in full the 4.625% notes due 2009, repay in full our outstanding U.S. revolver balance, fund the acquisition of the thermoplastic polyurethane business from Dow and strengthen our liquidity with approximately $175.0 million of additional cash.

RESULTS OF OPERATIONS

2009 Compared With 2008

	Year Ended December 31,
(In Millions of Dollars Except Per Share Data)	2009	2008	$ Change	% Change
Revenues	$4,586.3	$5,027.8	$(441.5)	(9%	)
Cost of sales	3,071.0	3,906.5	(835.5)	(21%	)

Gross profit	1,515.3	1,121.3	394.0	35%
Selling and administrative expenses	435.2	417.7	17.5	4%
Research, testing and development expenses	212.1	220.9	(8.8)	(4%	)
Amortization of intangible assets	25.2	27.0	(1.8)	(7%	)
Write-off of acquired in-process research and development	–	1.6	(1.6)	*
Restructuring and impairment charges	30.4	394.0	(363.6)	*
Other income - net	(16.4)	(22.6)	(6.2)	(27%	)
Interest expense - net	103.0	65.7	37.3	57%

Income before income taxes	725.8	17.0	708.8	*
Provision for income taxes	211.6	75.9	135.7	*

Net income (loss)	514.2	(58.9)	573.1	*
Net income attributable to noncontrolling interests	13.4	7.2	6.2	86%

Net income (loss) attributable to The Lubrizol Corporation	$500.8	$(66.1)	$566.9	*

Basic earnings (loss) per share attributable to The Lubrizol Corporation	$7.36	$(0.97)	$8.33	*

Diluted earnings (loss) per share attributable to The Lubrizol Corporation	$7.26	$(0.97)	$8.23	*

*	Calculation not meaningful

Revenues The decrease in revenues compared with 2008 was due to a 12% decrease in volume and a 2% unfavorable currency impact, partially offset by a 5% improvement in the combination of price and product mix. Included in these factors were incremental revenues from the thermoplastic polyurethane businesses acquired from Dow and SK Chemicals Co., Ltd. (SK), which contributed 2% to revenues for the year.

The following table shows the geographic mix of our volume as well as the percentage changes compared with 2008:

	2009 Volume	2009 vs. 2008 % Change		Excluding the Impact of Acquisitions % Change
North America	40%	(18%	)	(19%	)
Europe	27%	(14%	)	(14%	)
Asia-Pacific / Middle East	26%	–		(2%	)
Latin America	7%	(13%	)	(13%	)

Total	100%	(12%	)	(13%	)

18	THE LUBRIZOL CORPORATION

Volume decreased in our North American and European markets as a result of the global recession. Volume within our Asia-Pacific / Middle East market was level with 2008 primarily due to contributions from acquisitions.

Segment volume variances by geographic zone, as well as the factors explaining the changes in segment revenues compared with 2008, are contained within the “Segment Analysis” section.

Cost of Sales The decrease in cost of sales compared with 2008 primarily was due to lower volume and a 17% decline in average raw material cost. Total manufacturing expenses were level compared with 2008 as lower utility costs, a favorable currency impact, reductions in spending on supplies and services, and lower salaries and benefits were offset by increased incentive compensation expense and incremental costs from acquisitions. In response to the lower sales volume, we reduced production in order to reduce inventories, and, as a result, we incurred $74.9 million of unabsorbed manufacturing costs due to abnormally low production. Manufacturing costs in 2008 included $19.4 million of unabsorbed costs associated with the temporary shutdown of our two Houston-area manufacturing facilities due to Hurricane Ike and the temporary shutdown of production lines in the fourth quarter to reduce inventories.

Gross Profit Gross profit increased $394.0 million, or 35%, compared with 2008 primarily due to lower raw material costs and an improvement in the combination of price and product mix, which more than offset lower volume and an unfavorable currency impact. Our gross profit percentage increased to 33.0% compared with 22.3% in 2008 as a result of lower average raw material cost and price increases initiated in 2008.

Selling and Administrative Expenses Selling and administrative expenses increased $17.5 million, or 4%, compared with 2008 primarily due to higher incentive compensation expense of $34.7 million, deferred compensation expense of $18.1 million and $7.5 million of charitable contributions to The Lubrizol Foundation, partially offset by our cost reduction initiatives that included lower expenses for information technology and travel, and a favorable currency impact.

Research, Testing and Development Expenses The timing and amount of research, testing and development expenses are affected by lubricant additives product standards, which change periodically to meet new emissions, efficiency, durability and other performance factors as OEMs improve engine and transmission designs. Research, testing and development expenses decreased $8.8 million, or 4%, compared with 2008 primarily due to our cost reduction initiatives that included lower expenses for supplies, services and travel, along with a favorable currency impact, partially offset by increased incentive compensation.

Restructuring and Impairment Charges The components of the 2009 restructuring and impairment charges are detailed as follows:

	Year Ended December 31, 2009
(In Millions of Dollars)	Asset Impairments	Other Plant Exit Costs	Severance and Benefits	Total
Corporate organizational restructuring	$–	$–	$15.4	$15.4
Long-lived asset impairments	7.9	–	–	7.9
Lubrizol Advanced Materials plant closures and workforce reductions	3.9	–	1.0	4.9
Lubrizol Additives plant closure and workforce reductions	1.3	0.3	0.7	2.3
Performance coatings 2008 business improvement initiatives	–	–	(0.1)	(0.1)

Total restructuring and impairment charges	$13.1	$0.3	$17.0	$30.4

Restructuring charges of $15.4 million related to our organizational restructuring initiated during 2009, which increased operating efficiencies and improved profitability.

Long-lived asset impairments of $7.9 million primarily related to the write-off of preliminary process engineering design work associated with our plan, announced in March 2008, to build a lubricant additives plant in China. Due to lower expected demand caused by the global recession, significant uncertainty arose regarding the timing of the China project and resulted in revisions to the scope and location of the plant. As a result, the recoverability of the asset for preliminary process engineering design work performed was affected adversely and the associated asset was impaired.

Restructuring charges of $4.9 million related to our decision to cease manufacturing at two U.S. facilities to improve profitability within the performance coatings and engineered polymers product lines of the Lubrizol Advanced Materials segment. Manufacturing of engineered polymers products at one of the closed facilities will be transferred to other facilities to improve the utilization of existing assets. The long-lived asset impairment charges represent the excess of the carrying value of the asset groups over their fair value. The fair value of the asset groups was determined by discounting the expected future cash flows attributable to the asset groups over their remaining useful life.

THE LUBRIZOL CORPORATION	19

Restructuring charges of $2.3 million related to our decision in the third quarter of 2008 to close a Lubrizol Additives blending, packaging and warehouse facility in Ontario, Canada. Manufacturing at this facility ceased during the second quarter of 2009. We recorded asset impairment charges of $1.3 million as a result of the decline in fair value of the assets held for sale at this location. We expect to record an additional $7.0 million of restructuring charges related to this facility closure in 2010 upon final settlement of the related employee benefit plans.

Other Income – Net Other income-net was $16.4 million in 2009 compared with other income-net of $22.6 million in 2008. The decrease in other income-net primarily was due to foreign currency losses as compared to foreign currency gains in 2008, partially offset by a $4.1 million gain recognized on the sale of an equity affiliate.

Interest Expense – Net The increase in interest expense-net compared with 2008 primarily was due to the incremental interest expense associated with the issuance of 8.875% notes due 2019, borrowings under the $150.0 million term loan in 2009 and lower interest income as a result of reduced investment returns.

Provision for Income Taxes Our effective tax rate of 29.2% decreased from over 100.0% in the same period in 2008 primarily as a result of the non-recurrence of goodwill impairment charges along with non-taxable foreign currency translation gains associated with international subsidiaries whose functional currency is the U.S. dollar as compared to non-deductible foreign currency translation losses in 2008. Excluding the impact of restructuring and impairment charges, our effective tax rate would have been 30.3% in 2008.

Net Income (Loss) Attributable to The Lubrizol Corporation Primarily as a result of the non-recurrence of goodwill impairment charges along with the other factors discussed above, net income attributable to The Lubrizol Corporation increased to $500.8 million ($7.26 per diluted share) compared with a net loss of $66.1 million ($0.97 per diluted share) in 2008.

2008 Compared With 2007

	Year Ended December 31,
(In Millions of Dollars Except Per Share Data)	2008	2007	$ Change	% Change
Revenues	$5,027.8	$4,499.0	$528.8	12%
Cost of sales	3,906.5	3,378.1	528.4	16%

Gross profit	1,121.3	1,120.9	0.4	–
Selling and administrative expenses	417.7	422.2	(4.5)	(1%	)
Research, testing and development expenses	220.9	218.9	2.0	1%
Amortization of intangible assets	27.0	24.3	2.7	11%
Write-off of acquired in-process research and development	1.6	–	1.6	*
Restructuring and impairment charges	394.0	1.5	392.5	*
Other income - net	(22.6)	(15.2)	7.4	49%
Interest expense - net	65.7	63.8	1.9	3%

Income before income taxes	17.0	405.4	(388.4)	(96%	)
Provision for income taxes	75.9	115.6	(39.7)	(34%	)

Net (loss) income	(58.9)	289.8	(348.7)	(120%	)
Net income attributable to noncontrolling interests	7.2	6.4	0.8	13%

Net (loss) income attributable to The Lubrizol Corporation	$(66.1)	$283.4	$(349.5)	*

Basic (loss) earnings per share attributable to The Lubrizol Corporation	$(0.97)	$4.10	$(5.07)	*

Diluted (loss) earnings per share attributable to The Lubrizol Corporation	$(0.97)	$4.05	$(5.02)	*

*	Calculation not meaningful

Revenues The increase in revenues compared with 2007 was due to an 11% improvement in the combination of price and product mix and a 3% favorable currency impact, offset by a 2% decrease in volume. Included in these factors were incremental revenues from our 2007 acquisitions of the refrigeration lubricants business of Croda International Plc (Croda) and the metalworking additives business from Lockhart Chemical Company (Lockhart), which contributed 2% to revenues for the year.

20	THE LUBRIZOL CORPORATION

The following table shows the geographic mix of our volume as well as the percentage changes compared with 2007:

	2008 Volume	2008 vs. 2007 % Change		Excluding the Impact of Acquisitions % Change
North America	42%	(11%	)	(12%	)
Europe	27%	1%		–
Asia-Pacific / Middle East	24%	8%		7%
Latin America	7%	11%		11%

Total	100%	(2%	)	(3%	)

Our volume decreased primarily due to lower customer demand in North America. Volume in our international markets increased due to stronger customer demand, emerging market growth and the impact of acquisitions.

Segment volume variances by geographic zone, as well as the factors explaining the changes in segment revenues, compared with 2007 are contained within the “Segment Analysis” section.

Cost of Sales The increase in cost of sales compared with 2007 primarily was due to a 22% increase in average raw material cost and higher manufacturing expenses. Total manufacturing expenses increased 4% compared with 2007 primarily due to an unfavorable currency impact, increased utilities, higher salaries and benefits, and $19.4 million of unabsorbed manufacturing costs associated with the temporary shutdown of our two Houston-area manufacturing facilities due to Hurricane Ike and the temporary shutdown of production lines in the fourth quarter to reduce inventories. The increase in manufacturing expenses partially was offset by lower environmental-related charges in 2008.

Gross Profit Gross profit increased $0.4 million compared with 2007, as improvements in the combination of price and product mix and a favorable currency impact were offset by higher raw material and manufacturing costs and lower volume. Our gross profit percentage decreased to 22.3% compared with 24.9% in 2007 as the increase in revenues from pricing improvements to recover higher raw material and manufacturing costs was substantially greater than the increase in gross profit dollars.

Selling and Administrative Expenses Selling and administrative expenses decreased $4.5 million, or 1%, compared with 2007 primarily due to a reduction in incentive compensation expense, partially offset by an unfavorable currency impact and increased project costs associated with the implementation of a common information systems platform primarily in the Lubrizol Advanced Materials segment.

Research, Testing and Development Expenses Technology expenses increased $2.0 million, or 1%, compared with 2007 primarily due to an increase in salaries and benefits and higher outside testing expenses.

Write-off of Acquired In-Process Research and Development We incurred a charge of $1.6 million in 2008 to write off the estimated fair value of acquired in-process research and development (IPR&D) projects associated with the acquisition of the thermoplastic polyurethane business from Dow. Costs to acquire IPR&D projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition are expensed for acquisitions completed prior to January 1, 2009.

Restructuring and Impairment Charges The components of the 2008 restructuring and impairment charges are detailed as follows:

	Year Ended December 31, 2008
(In Millions of Dollars)	Asset Impairments	Other Plant Exit Costs	Severance and Benefits	Total
Goodwill impairment charges	$363.0	$–	$–	$363.0
Performance coatings 2008 business improvement initiatives	14.7	0.4	4.7	19.8
Lubrizol Advanced Materials plant closures and workforce reductions	5.3	–	0.3	5.6
Lubrizol Additives plant closure and workforce reductions	–	–	5.6	5.6

Total restructuring and impairment charges	$383.0	$0.4	$10.6	$394.0

After performing our annual goodwill impairment test as of October 1, 2008, we determined that $363.0 million of goodwill associated with our Estane, TempRite and performance coatings reporting units was impaired as the carrying value of goodwill within these reporting units exceeded its fair value. We use a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an estimated weighted average cost of capital. The impairment charge included the partial

THE LUBRIZOL CORPORATION	21

impairment of the goodwill of the Estane and TempRite reporting units and the full impairment of the goodwill of the performance coatings reporting unit. The impairment charge for the Estane reporting unit was driven mainly by the increase in our cost of capital in the fourth quarter of 2008. The impairment charge for the TempRite reporting unit was driven mainly by the increase in our cost of capital in the fourth quarter of 2008 and, to a lesser extent, a reduction in the reporting unit’s near-term earnings outlook. The impairment charge for the performance coatings reporting unit was driven mainly by the reporting unit’s weak performance and outlook in light of economic conditions.

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

In the third quarter of 2008, we decided to close a Lubrizol Additives blending, packaging and warehouse facility in Ontario, Canada, which resulted in charges of $5.6 million.

The components of the 2007 restructuring and impairment charges are detailed as follows:

	Year Ended December 31, 2007
(In Millions of Dollars)	Asset Impairments	Other Plant Exit Costs	Severance and Benefits	Total
Lubrizol Advanced Materials plant closures and workforce reductions	$3.4	$0.2	$0.5	$4.1
Bromborough, U.K. plant closure and sale	(2.8)	0.1	–	(2.7)
Corporate / other workforce reductions	–	–	0.1	0.1

Total restructuring and impairment charges	$0.6	$0.3	$0.6	$1.5

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

Other Income – Net Other income-net was $22.6 million compared with other income-net of $15.2 million in 2007. The increase in other income-net primarily was due to increased foreign currency gains, partially offset by the non-recurrence of a $5.0 million gain on the sale of land recognized during 2007.

Interest Expense – Net The increase in interest expense-net compared with 2007 primarily was due to a decrease in interest income of $15.6 million as a result of our lower cash and cash equivalents balances, partially offset by lower interest expense of $13.7 million associated with our reduced debt balances.

Provision for Income Taxes Our effective tax rate was over 100.0% compared with 28.5% in 2007. The increase in the effective tax rate primarily was due to the impact of the goodwill impairment charge, the majority of which was not deductible for tax purposes, and an increase in non-deductible foreign currency translation losses associated with international subsidiaries whose functional currency is the U.S. dollar. These factors were offset partially by an improvement in our geographic earnings mix and the favorable resolution of prior years’ uncertain tax positions. Excluding the impact of restructuring and impairment charges, our effective tax rate would have been 30.3% in 2008.

Net (Loss) Income Attributable to The Lubrizol Corporation Primarily as a result of goodwill impairment charges along with the other factors discussed above, net loss attributable to The Lubrizol Corporation was $66.1 million ($0.97 per diluted share) compared to net income of $283.4 million ($4.05 per diluted share) in 2007.

22	THE LUBRIZOL CORPORATION

SEGMENT ANALYSIS

We primarily evaluate performance and allocate resources based on segment operating income as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the segment. Segment operating income will reconcile to consolidated income before income taxes by deducting corporate expenses and corporate other income that are not attributable to the segments, the write-off of acquired IPR&D, restructuring and impairment charges and net interest expense.

On January 1, 2009, we revised our measurement of segment operating income to include income attributable to noncontrolling interests. The results for the prior periods presented have been adjusted retrospectively to conform to the current year presentation.

The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	2009	2008	2007
Revenues:
Lubrizol Additives	72%	70%	67%
Lubrizol Advanced Materials	28%	30%	33%

Segment Operating Income:
Lubrizol Additives	82%	83%	75%
Lubrizol Advanced Materials	18%	17%	25%

Our operating results by segment were as follows:

				2009 vs. 2008			2008 vs. 2007
(In Millions of Dollars)	2009	2008	2007	$ Change	% Change		$ Change	% Change
Revenues:
Lubrizol Additives	$3,283.9	$3,541.5	$3,032.8	$(257.6)	(7%	)	$508.7	17%
Lubrizol Advanced Materials	$1,302.4	$1,486.3	$1,466.2	$(183.9)	(12%	)	$20.1	1%

Gross Profit:
Lubrizol Additives	$1,088.3	$749.3	$716.8	$339.0	45%		$32.5	5%
Lubrizol Advanced Materials	$427.0	$372.0	$404.1	$55.0	15%		$(32.1)	(8%	)

Segment Operating Income:
Lubrizol Additives	$787.8	$434.5	$404.8	$353.3	81%		$29.7	7%
Lubrizol Advanced Materials	$168.7	$88.8	$134.4	$79.9	90%		$(45.6)	(34%	)

Lubrizol Additives Segment

2009 Compared With 2008

Revenues The decrease in revenues compared with 2008 was due to a 9% decrease in volume and a 2% unfavorable currency impact, partially offset by a 4% increase in the combination of price and product mix.

The following table shows the geographic mix of our volume as well as the percentage changes compared with 2008:

	2009 Volume	2009 vs. 2008 % Change
North America	32%	(12%	)
Europe	31%	(12%	)
Asia-Pacific / Middle East	29%	(2%	)
Latin America	8%	(13%	)

Total	100%	(9%	)

Volume decreased across all geographic markets as a result of weak demand caused by the global recession and destocking of customers’ inventories predominately in the first half of 2009. The decline in our Asia-Pacific / Middle East market was less severe than our other markets due to the higher proportion of engine additives, which primarily is a service fill business, in the product mix, and favorable customer order patterns particularly in China. Volume declined in both of our product lines; however, our driveline and industrial additives

THE LUBRIZOL CORPORATION	23

product line was affected more severely than our engine additives product line. Worldwide demand recovered significantly in the second half of 2009 influenced by customers replenishing their inventories. Volume for 2008 benefited from strong customer demand in our international zones and emerging market growth.

Gross Profit Gross profit increased $339.0 million, or 45%, compared with 2008 primarily due to lower raw material costs and improvements in the combination of price and product mix, which more than offset lower volume and an unfavorable currency impact. Average raw material cost decreased 20% compared with 2008. Total manufacturing costs increased 2% compared with 2008 primarily due to higher incentive compensation expense, partially offset by lower utility and other variable production costs, a favorable currency impact and cost reduction initiatives. In addition, manufacturing costs also benefited from a $6.2 million insurance recovery for previously incurred environmental remediation costs. In response to the lower sales volume, we reduced production in order to reduce inventories, and, as a result, we incurred $50.6 million of unabsorbed manufacturing costs due to abnormally low production. Manufacturing costs in 2008 included unabsorbed manufacturing costs of $9.5 million associated with the temporary shutdown of our two Houston-area manufacturing facilities due to Hurricane Ike and the temporary shutdown of production lines in the fourth quarter to reduce inventories.

Our gross profit percentage increased to 33.1% from 21.2% in 2008 as a result of lower average raw material cost and price increases initiated in 2008.

Selling, Testing, Administrative and Research Expenses STAR expenses decreased $3.9 million, or 1%, compared with 2008 primarily due to a favorable currency impact and cost reduction initiatives taken during 2009, including decreases in travel, partially offset by higher incentive compensation expense.

Other Income – Net Other income-net was $14.6 million in 2009 compared with other income-net of $6.0 million in 2008. The change between years primarily was due to a $4.1 million gain recognized on the sale of an equity affiliate.

Segment Operating Income Segment operating income increased 81% compared with 2008 primarily due to the factors discussed above.

2008 Compared With 2007

Revenues The increase in revenues compared with 2007 was due to a 13% improvement in the combination of price and product mix, a 3% favorable currency impact and a 1% increase in volume. Included in these factors were the incremental revenues from our 2007 acquisitions of Croda and Lockhart, which contributed 3% to revenues in 2008.

The following table shows the geographic mix of our volume as well as the percentage changes compared with 2007:

	2008 Volume	2008 vs. 2007 % Change		Excluding the Impact of Acquisitions % Change
North America	33%	(9%	)	(10%	)
Europe	31%	4%		2%
Asia-Pacific / Middle East	27%	8%		6%
Latin America	9%	13%		13%

Total	100%	1%		(1%	)

Our volume increased primarily due to stronger customer demand in our international zones, emerging market growth and the impact of acquisitions, substantially offset by a volume decrease in North America. Volume decreased in North America during 2008 primarily due to lower customer demand in both of our product lines and the introduction of more concentrated products, partially offset by the favorable impact of acquisitions.

Gross Profit Gross profit increased $32.5 million, or 5%, compared with 2007 primarily due to improvements in the combination of price and product mix, favorable currency and contributions from acquisitions, substantially offset by increased raw material and manufacturing costs. Average raw material cost increased 24% compared with 2007. During 2008, we implemented several global price increases to offset the continued increases in raw material and energy-related operating costs. Total manufacturing costs increased 5% compared with 2007 primarily due to an unfavorable currency impact and increased maintenance costs, utilities and salaries and benefits, partially offset by lower environmental-related charges. Manufacturing costs in 2008 included unabsorbed manufacturing costs of $9.5 million associated with the temporary shutdown of our two Houston-area manufacturing facilities due to Hurricane Ike and the temporary shutdown of production lines in the fourth quarter to reduce inventories.

24	THE LUBRIZOL CORPORATION

Our gross profit percentage decreased to 21.2% compared with 23.6% in 2007 as the increase in revenues from pricing improvements to recover higher raw material and manufacturing costs was substantially greater than the increase in gross profit dollars.

Selling, Testing, Administrative and Research Expenses STAR expenses decreased $3.3 million, or 1%, compared with 2007 primarily due to a decrease in incentive compensation expense, partially offset by increased salaries and benefits attributable to annual merit increases and an unfavorable currency impact.

Other Income – Net Other income-net was $6.0 million compared with other income-net of $8.8 million in 2007. The change between years primarily was due to the non-recurrence of a $5.0 million gain on the sale of land recognized during 2007.

Segment Operating Income Segment operating income increased 7% compared with 2007 primarily due to the factors discussed above.

Lubrizol Advanced Materials Segment

2009 Compared With 2008

Revenues The decrease in revenues compared with 2008 was due to a 20% decrease in volume and a 1% unfavorable currency impact, partially offset by a 9% increase in the combination of price and product mix. Included in these factors were incremental revenues from the thermoplastic polyurethane businesses acquired from Dow and SK, which contributed 6% to revenues for the year.

The following table shows the geographic mix of our volume as well as the percentage changes compared with 2008:

	2009 Volume	2009 vs. 2008 % Change		Excluding the Impact of Acquisitions % Change
North America	62%	(25%	)	(27%	)
Europe	16%	(24%	)	(24%	)
Asia-Pacific / Middle East	19%	5%		(5%	)
Latin America	3%	(14%	)	(14%	)

Total	100%	(20%	)	(23%	)

Excluding the impact of acquisitions, volume decreased in all of our geographic markets and product lines primarily as a result of the global recession. Our performance coatings and engineered polymers product lines were affected more severely than our Noveon consumer specialties product line.

Gross Profit Gross profit increased $55.0 million, or 15%, compared with 2008 primarily due to improvements in the combination of price and product mix, particularly in our Noveon consumer specialties product line, and lower raw material and manufacturing costs, partially offset by lower volume. Average raw material cost decreased 9% compared with 2008. Total manufacturing costs decreased 4% compared with 2008 primarily due to cost reduction initiatives, a favorable currency impact and previously announced restructurings and product discontinuations. In response to the lower sales volume, we reduced production in order to reduce inventories, and, as a result, we incurred $24.3 million of unabsorbed manufacturing costs due to abnormally low production. Manufacturing costs in 2008 included unabsorbed manufacturing costs of $9.9 million associated with the temporary shutdown of production lines in the fourth quarter to reduce inventories.

Our gross profit percentage increased to 32.8% compared with 25.0% in 2008 as a result of lower average raw material cost and improvements in the combination of price and product mix.

Selling, Testing, Administrative and Research Expenses STAR expenses decreased $22.4 million, or 8%, compared with 2008 primarily due to the benefits from previously announced restructuring programs and other cost reduction initiatives, a favorable currency impact and lower project costs associated with the implementation of a common information systems platform, partially offset by an increase in incentive compensation expense.

Segment Operating Income Segment operating income increased 90% compared with 2008 primarily due to the factors discussed above.

THE LUBRIZOL CORPORATION	25

2008 Compared With 2007

Revenues The increase in revenues compared with 2007 was due to an 8% improvement in the combination of price and product mix and a 2% favorable currency impact, offset by a 9% decrease in volume.

The following table shows the geographic mix of our volume as well as the percentage changes compared with 2007:

	2008 Volume	2008 vs. 2007 % Change
North America	66%	(13%	)
Europe	16%	(9%	)
Asia-Pacific / Middle East	15%	11%
Latin America	3%	(2%	)

Total	100%	(9%	)

Volume decreased within our North American and European markets as a result of decreased customer demand in all of our product lines, predominately in our performance coatings and engineered polymers product lines. Volume increased within our Asia-Pacific / Middle East market across all of our product lines due to increased customer demand, particularly in our TempRite business within the engineered polymers product line and in our performance coatings product line.

Gross Profit Gross profit decreased $32.1 million, or 8%, compared with 2007 primarily due to increased raw material costs, particularly in our TempRite business, and lower volume in our performance coatings product line. This decrease partially was offset by improved pricing and increased volume in our Noveon consumer specialties product line. Average raw material cost increased 16% compared with 2007. Total manufacturing costs increased 4% compared with 2007 primarily due to increased salaries and benefits attributable to annual merit increases, an unfavorable currency impact, increased depreciation expense and $9.9 million of unabsorbed manufacturing costs associated with the temporary shutdown of production lines in the fourth quarter of 2008 to reduce inventories.

Our gross profit percentage decreased to 25.0% compared with 27.6% in 2007 due to increased raw material costs, which outpaced increased selling prices, as well as a decline in volume.

Selling, Testing, Administrative and Research Expenses STAR expenses increased $13.3 million, or 5%, compared with 2007 primarily due to higher project costs associated with the implementation of a common information systems platform, an unfavorable currency impact, increased depreciation expense and increased salaries and benefits attributable to annual merit increases, partially offset by a decrease in incentive compensation expense and the favorable resolution of non-income tax related audits.

Segment Operating Income Segment operating income decreased 34% compared with 2007 primarily due to the factors discussed above.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Selected Measures of Liquidity and Capital Resources

The following table summarizes our financial performance indicators of liquidity:

	2009	2008
Cash and cash equivalents (in millions of dollars)	$991.0	$186.2
Working capital (in millions of dollars)	$1,709.4	$678.6
Current ratio	3.7	1.7
Debt as a % of capitalization	39%	47%
Net debt as a % of capitalization	16%	43%

26	THE LUBRIZOL CORPORATION

Summary of Cash Flows

The following table summarizes the major components of cash flows:

(In Millions of Dollars)	2009	2008	2007
Cash provided by (used for):
Operating activities	$951.1	$223.3	$477.6
Investing activities	(129.0)	(273.7)	(309.8)
Financing activities	(22.7)	(245.2)	(261.2)
Effect of exchange-rate changes on cash	5.4	(20.5)	20.0

Net increase (decrease) in cash and cash equivalents	$804.8	$(316.1)	$(73.4)

Operating Activities

Cash provided by operating activities increased $727.8 million in 2009 compared with 2008. The increase in cash provided by operating activities primarily was attributable to the improvement in our earnings and a significant decrease in our inventories. Inventory quantities at the beginning of 2009 were higher than normal as a result of a sharp decline in customer demand caused by the global recession. Cash flow from inventories improved by $410.4 million due to our initiative to reduce inventories as well as lower raw material costs in 2009. Cash flow from receivables decreased by $18.7 million due to an increase in fourth quarter sales in 2009 as compared to 2008. Cash flow from accounts payable and other current liabilities improved by $72.9 million primarily due to the increase in incentive compensation liabilities.

Cash provided by operating activities decreased $254.3 million in 2008 compared with 2007. The decrease in cash provided by operating activities primarily was attributable to the significant increase in our investment in inventories as a result of increased raw material costs and reduced volume in the fourth quarter of 2008 due to global economic weakness.

We manage inventories and receivables on the basis of average days sales in inventory and average days sales in receivables. Our average days sales in receivables were 47.9 days, 49.1 days and 47.2 days for the years ended December 31, 2009, 2008 and 2007, respectively. Our goal is to minimize our investment in inventories while at the same time ensuring reliable supply for our customers. Our average days sales in inventory increased to 87.0 days for the year ended December 31, 2009, compared to 77.1 days and 73.2 days for the years ended December 31, 2008 and 2007, respectively. Although we achieved our inventory reduction goals in 2009, days sales in inventory increased due to higher than normal inventory levels at the beginning of the year and lower sales volume.

Investing Activities

Our capital expenditures in 2009 were $139.9 million, as compared with $202.6 million and $182.8 million in 2008 and 2007, respectively. In 2009, capital expenditures for the Lubrizol Additives segment primarily were made to maintain existing manufacturing capacity and plant infrastructure. The majority of the capital expenditures in the Lubrizol Advanced Materials segment primarily related to increasing our capacity, mainly in China. In 2010, we estimate annual capital expenditures will be approximately $280.0 million.

In 2008, capital expenditures for the Lubrizol Additives segment primarily were made to maintain existing manufacturing capacity and plant infrastructure. Capital expenditures in our Lubrizol Advanced Materials segment increased production capacity in China and continued our project to bring both segments onto a common information systems platform. Approximately 35% of the capital expenditures in the Lubrizol Advanced Materials segment related to increasing capacity.

In 2007, capital expenditures increased production capacity in our Lubrizol Advanced Materials product lines in China, North America and Europe to meet growing demand and continued our project to bring both segments onto a common information systems platform.

On December 31, 2008, we used $59.9 million to acquire the thermoplastic polyurethane business from Dow. On November 1, 2007, we used $123.7 million to acquire assets from Croda. On February 7, 2007, we used $15.7 million to acquire assets from Lockhart.

In 2008, we recorded a cash outflow of $50.0 million associated with an investment held in a money market mutual fund that no longer is considered a cash equivalent. In the fourth quarter of 2008 and during 2009, we received proceeds totaling $45.9 million from this money market mutual fund. In January 2010, we received additional proceeds of $3.4 million from this fund.

THE LUBRIZOL CORPORATION	27

Financing Activities

Cash used for financing activities of $22.7 million in 2009 primarily consisted of the repayment of the 4.625% notes and balances under the revolving credit facilities and the payment of dividends, partially offset by the net proceeds received from the issuance of 8.875% notes due 2019 and proceeds from the exercise of stock options. In addition, we entered into a $150.0 million term loan in the first quarter that we repaid in full without penalty in the fourth quarter.

Cash used for financing activities of $245.2 million in 2008 primarily consisted of the repayment of the 5.875% notes, the repurchase of common shares and the payment of dividends, partially offset by proceeds from the revolving credit facilities. The proceeds from the revolving credit facilities were used to purchase the thermoplastic polyurethane business from Dow and for general corporate purposes.

Cash used for financing activities of $261.2 million in 2007 primarily consisted of the repayment of the balances outstanding under the euro revolving credit facility, the repurchase of common shares and the payment of dividends, partially offset by proceeds from the exercise of stock options.

On December 15, 2009, our board of directors declared a regular quarterly dividend of $0.31 per common share payable March 10, 2010, to shareholders of record at the close of business on February 10, 2010.

Capitalization, Liquidity and Credit Facilities

At December 31, 2009, our total debt outstanding of $1,390.6 million consisted of 86% fixed-rate debt and 14% variable-rate debt that includes $150.0 million of fixed-rate debt swapped for a variable rate. Our weighted-average interest rate at December 31, 2009, was approximately 7.0%.

Our net debt as a percent of capitalization at December 31, 2009, was 16%. Net debt represents total short-term and long-term debt, excluding unrealized gains and losses on derivative instruments designated as fair value hedges of fixed-rate debt, reduced by cash and cash equivalents. Capitalization is calculated as total equity plus net debt. Total debt as a percent of capitalization was 39% at December 31, 2009.

Our ratio of current assets to current liabilities was 3.7 at December 31, 2009.

The $350.0 million revolving credit facility, which matures in September 2011, allows us to borrow at variable rates based upon the U.S. prime rate or LIBOR plus a specified credit spread. In July 2009, we entered into a three-year, unsecured €150.0 million revolving credit facility maturing in July 2012. The €150.0 million revolving credit facility allows us to borrow at variable rates based on EURIBOR for euro borrowings or LIBOR for dollar or pound sterling borrowings plus a specified credit spread. We may elect to increase the euro facility amount once each year in increments of €10.0 million, up to an aggregate maximum of €200.0 million, subject to approval by the lenders. This new facility replaced the €250.0 million revolving credit facility that would have matured in September 2010. At December 31, 2009, we had no borrowings outstanding under the U.S. revolving credit facility and €32.0 million ($45.8 million) of borrowings outstanding under the euro revolving credit facility.

In February 2009, we entered into a $150.0 million term loan that we subsequently repaid in full in December 2009. The term loan was an unsecured, senior obligation that bore interest based upon LIBOR plus a specified credit spread. The term loan was prepaid without penalty.

In January 2009, we issued senior unsecured notes having an aggregate principal amount of $500.0 million at a price of 99.256%. The notes mature in February 2019 and bear interest at 8.875% per annum, payable semi-annually on February 1 and August 1 of each year. Including debt issuance costs, original issue discounts and losses on Treasury rate lock agreements, the 2019 notes have an effective annualized interest rate of 9.2%. The notes include a step-up in interest payable in the event of certain ratings downgrades by credit rating agencies. Upon the occurrence of a change of control triggering event, as defined in the indenture, we would be required to make an offer to repurchase the notes at 101% of their principal amount. We used a portion of the net proceeds from these notes to repurchase $177.0 million of the 4.625% notes in March 2009 and repay in full on October 1, 2009, the remaining aggregate principal amount of the 4.625% notes.

Under the U.S. and euro bank credit agreements, we are required to comply with financial ratios of debt to consolidated earnings before interest, income taxes, depreciation and amortization, extraordinary, unusual or non-recurring non-cash gains or losses, including the sale of property and equipment and goodwill impairments, and non-cash gains or losses from less than wholly owned subsidiaries and investments (Consolidated EBITDA), as defined in the credit agreements, and Consolidated EBITDA to interest expense. At December 31, 2009, the credit agreements required that the ratio of debt to Consolidated EBITDA be less than 3.5:1 and the ratio of Consolidated EBITDA to interest expense be greater than 3.5:1. At December 31, 2009, we maintained a ratio of debt to Consolidated EBITDA of 1.4:1 and a ratio of Consolidated EBITDA to interest expense of 8.9:1.

28	THE LUBRIZOL CORPORATION

On January 19, 2010, we announced our decision to proceed with a 10-year phased investment plan to upgrade operations and increase global capacity in our Lubrizol Additives segment. We plan to make a greenfield investment in China as well as implement a debottlenecking program at our existing facilities in the United States and Europe. As part of the 10-year plan, we signed a letter of intent to reserve land use rights in China for a wholly owned manufacturing plant, which will be developed and phased in as market needs require. By phasing in selective capacity additions in China, we aim to match our manufacturing capability with lubricant growth in Asia. We expect that the China plant will require an investment in excess of $200.0 million over the next three years. In addition, we plan to accelerate reinvestment at existing plants for upgrading infrastructure, as well as ensuring compliance with ever increasing health, safety and environmental requirements.

We believe that our cash flow from operations, borrowing capacity under the credit facilities and our current cash and cash equivalents provide sufficient liquidity to maintain our current operations and capital expenditure requirements, pay dividends, resume our share repurchase program, pursue acquisitions and service our debt.

Contractual Cash Obligations

The following table shows our contractual cash obligations under debt agreements, leases, non-cancelable purchase commitments and other long-term liabilities at December 31, 2009:

	Payments Due by Period
(In Millions of Dollars)	Total	2010	2011 - 2012	2013 - 2014	2015 and After
Total debt (1)	$1,397.0	$0.3	$46.5	$450.2	$900.0
Interest (2)	967.8	95.9	191.8	191.8	488.3
Operating leases	69.7	24.1	29.0	12.9	3.7
Non-cancelable purchase commitments (3)	224.6	67.0	104.6	46.2	6.8
Other long-term liabilities (4)(5)	130.7	66.4	11.2	8.5	44.6

Total contractual cash obligations	$2,789.8	$253.7	$383.1	$709.6	$1,443.4

(1)	Total debt includes both the current and long-term portions of debt as reported in Note 7 to the consolidated financial statements, excluding original issue discounts and unrealized gains on derivative instruments designated as fair-value hedges of fixed-rate debt.

(2)	Interest represents estimated contractual payments for fixed-rate debt only. We are not able to estimate reasonably the cash payments for interest associated with variable-rate debt due to the significant estimation required relating to both market interest rates as well as projected principal payments.

(3)	Non-cancelable purchase commitments primarily include raw materials purchased under take-or-pay contracts, drumming, service contracts, utility purchase agreements and toll processing arrangements.

(4)	We are required to make minimum contributions to our U.S. qualified defined benefit pension plans pursuant to the minimum funding requirements of the Internal Revenue Code of 1986, as amended, and the Employee Retirement Income Security Act of 1974, as amended. Funding requirements for plans outside the United States are subject to applicable local regulations. In 2010, we expect to make employer contributions of approximately $61.0 million to the qualified plans to satisfy these minimum statutory funding requirements. The expected payments associated with these plans represent an actuarial estimate of future assumed payments based upon retirement and payment patterns. In addition, we expect non-pension postretirement benefit payments to approximate $5.4 million in 2010. We have included these expected contributions of $66.4 million in the above table. Due to uncertainties regarding the assumptions involved in estimating future required contributions to our pension and non-pension postretirement benefit plans, including: (i) interest rate levels, (ii) the amount and timing of asset returns, and (iii) what, if any, changes may occur in pension funding legislation, the estimates in the table may differ materially from actual future payments. We cannot reasonably estimate payments beyond 2010.

(5)	Other long-term liabilities disclosed in the table represent long-term liabilities reported in our consolidated balance sheet at December 31, 2009, under “noncurrent liabilities,” excluding postemployment, environmental and other non-contractual liabilities. At December 31, 2009, we had gross unrecognized tax benefits of $51.7 million relating to uncertain tax positions. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with these tax positions, we are unable to estimate when cash settlement may occur.

Our debt level will require us to dedicate a portion of our cash flow to make interest and principal payments, thereby reducing the availability of our cash for acquisitions or other purposes. Nevertheless, we believe our future operating cash flow will be sufficient to cover debt service, capital expenditures, dividends, share repurchases and other obligations, and we have untapped borrowing capacity that can provide us with additional financial resources. We currently have a shelf registration statement filed with the SEC pursuant to which

THE LUBRIZOL CORPORATION	29

debt securities, preferred or common shares, or warrants may be issued. In addition, at December 31, 2009, we maintained cash and cash equivalents balances of $991.0 million and had $350.0 million available under the U.S. revolving credit facility and €118.0 million ($168.9 million) available under the euro revolving credit facility.

Off-Balance Sheet Arrangements

We have no special purpose entities or off-balance sheet debt, other than operating leases in the ordinary course of business that are disclosed in Note 17 to the consolidated financial statements.

At December 31, 2009, we had $31.6 million of contingent obligations under standby letters of credit issued in the ordinary course of business to financial institutions, customers and insurance companies to secure short-term support for a variety of commercial transactions, insurance and benefit programs.

In connection with the sale of our food ingredients and industrial specialties business to SPM Group Holdings, LLC, now known as Emerald Performance Materials, LLC (Emerald), in May 2006, we provided indemnifications to Emerald with respect to the business sold. These indemnifications have been associated with the price and quantity of raw material purchases, permit costs, costs incurred due to the inability to obtain permits and environmental matters. The indemnifications related to the price of raw material purchases expired on December 31, 2007, with the remaining indemnifications expiring on December 31, 2011. In each of these circumstances, our payment is dependent on Emerald filing a claim. In addition, our obligations under these agreements may be limited in terms of time and/or amount. For those indemnification agreements where a payment by us was probable and estimable, we recorded a liability at December 31, 2009. We believe that if losses are incurred in any of these matters, such losses would not have a material adverse effect on our business, financial condition or results of operations.

TRANSACTIONS WITH RELATED PARTIES

We enter into a number of business arrangements with related parties, principally with the noncontrolling interests in consolidated companies and our equity affiliates. These arrangements primarily include the sale of lubricant additives and the purchase of raw materials. Refer to Note 18 to the consolidated financial statements for further discussion.

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

Accounting for Sales Discounts, Allowances and Rebates

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

Accounting for Reserves and Contingencies

Our accounting policies for reserves and contingencies cover a wide variety of business activities, including reserves for potentially uncollectible receivables, slow-moving or obsolete inventory and legal and environmental exposures. We accrue these reserves when our assessments indicate that it is probable that we have incurred a liability or will not recover an asset and we can reasonably estimate an amount. For income tax exposures, we only recognize the economic benefit associated with a tax position if it is more likely than not that we ultimately will sustain a tax position. After this threshold is met, we report an income tax position at the largest amount of benefit that is more likely than not ultimately to be sustained. We review these estimates quarterly based on currently available information. Actual results may differ from our estimates, and our estimates may be revised depending upon the outcome or changed expectations based on the facts surrounding each exposure. We discuss annually with the audit committee of our board of directors our reserves and contingencies, as well as our policies and processes for evaluating them.

30	THE LUBRIZOL CORPORATION

Capitalization of Inventory Costs

Our inventories are stated at cost, which includes expenditures directly or indirectly incurred in bringing inventory to its finished state and location. We capitalize variable production overhead to each unit of production on the basis of the actual use of our production facilities. We capitalize fixed production overhead based on the normal capacity of our production facilities. Normal capacity represents a range of production levels expected to be achieved over a number of periods under normal operating conditions. The determination of normal capacity requires a significant amount of management judgment. Our range of normal capacity is based on our historical production levels, taking into consideration any changes in production capabilities at our facilities. In periods of abnormally low production, fixed production overhead that exceeds normal levels is expensed in the current period. In periods of abnormally high production, the amount of fixed overhead capitalized to each unit of production is decreased so that inventories are not measured above cost. In 2009, in response to the lower sales volume, we reduced production in order to reduce inventories, and, as a result, we incurred $74.9 million of unabsorbed manufacturing costs due to abnormally low production. In 2008, manufacturing costs included $19.4 million of unabsorbed costs associated with the temporary shutdown of our two Houston-area manufacturing facilities due to Hurricane Ike and the temporary shutdown of production lines in the fourth quarter to reduce inventories.

Determination of Net Periodic Pension Cost

Each year we review with our actuaries the actuarial assumptions used in the determination of net periodic pension cost. The two most critical assumptions are the discount rate and the expected return on plan assets, which are influenced significantly by conditions within the debt and equity markets. Other assumptions include the rate of compensation increase and demographic factors such as retirement age, mortality and turnover. We review the critical assumptions for our pension plans with the audit committee of our board of directors. Our net periodic pension cost for our U.S. pension plans was $32.5 million in 2009, $24.8 million in 2008 and $24.0 million in 2007. Our net periodic pension cost for all pension plans was $44.5 million in 2009, $48.2 million in 2008 and $44.8 million in 2007. The net periodic pension cost for all plans included settlement losses of $0.4 million in 2009 and $5.8 million in 2008. No settlement losses were incurred in 2007. In accordance with U.S. GAAP, actual results that differ from the actuarial assumptions are accumulated and amortized over future periods and, therefore, affect the expense recognized and obligations recorded in future periods.

We are required to select a discount rate, which represents our best estimate of the cost in the marketplace to settle all pension obligations through annuity purchases, to determine the value of future pension plan obligations. We determine the discount rate based upon current market indicators, including yields from published bond portfolios that provide for a general matching of bond maturities with the projected benefit cash flows from our plans. The published bond portfolios consist of non-callable corporate bonds that are at least AA- quality. Volatility in the corporate debt markets directly impacts our assumed discount rate. In determining net periodic pension cost for the year ended December 31, 2009, we set our weighted-average discount rates for the U.S. pension plans and non-U.S. pension plans at 5.96% and 5.90% (5.94% on a weighted-average basis for all plans), respectively.

A change in the discount rate of 100 basis points would have had the following effects on 2009 net periodic pension cost:

	100 Basis Point
(In Millions of Dollars)	Increase	Decrease
U.S. pension plans	$(6.9)	$8.9
International pension plans	(3.2)	4.9

All pension plans	$(10.1)	$13.8

In developing our assumption for the expected long-term rate of return on plan assets, we considered historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. A sustained depression in the returns of debt and equity securities could cause a reduction in our assumed return on plan assets. At December 31, 2009, our U.S. pension plans’ assets had an investment mix that approximated 70% in equity securities and 30% in fixed income and other securities, while our non-U.S. pension plans’ assets had an investment mix that approximated 49% in equity securities and 51% in fixed income and other securities. In determining net periodic pension cost for the year ended December 31, 2009, we set our weighted-average expected long-term rate of return on plan assets for the U.S. pension plans and non-U.S. pension plans at 8.25% and 6.71% (7.61% on a weighted-average basis for all plans), respectively, based on our investment mix and projected market conditions. We believe our expected long-term rates of return represent reasonable returns that could be achieved over the long term using our current asset allocations.

THE LUBRIZOL CORPORATION	31

A change in the rate of return of 100 basis points would have had the following effects on 2009 net periodic pension cost:

	100 Basis Point
(In Millions of Dollars)	Increase	Decrease
U.S. pension plans	$(2.9)	$2.9
International pension plans	(1.8)	1.8

All pension plans	$(4.7)	$4.7

We expect the 2010 pension expense to be approximately $46.4 million, excluding expected settlement charges. For the year ended December 31, 2010, our weighted-average discount rate assumptions for net periodic pension cost for the U.S. pension plans and non-U.S. pension plans are 5.88% and 5.55% (5.76% on a weighted-average basis for all plans), respectively. Our weighted-average expected long-term rate of return on plan assets for the U.S. pension plans and non-U.S. pension plans are 8.25% and 6.75% (7.58% on a weighted-average basis for all plans), respectively. The expected increase in pension expense in 2010 primarily is due to an increase in the amortization of actuarial losses.

Accounting for Business Combinations

We allocate the purchase price of business combinations to assets acquired and liabilities assumed based on their fair value at the date of acquisition. In estimating the fair value of the tangible and intangible assets and liabilities acquired, we consider information obtained during our due diligence process and utilize various valuation methods including market prices, where available, appraisals, comparisons to transactions for similar assets and liabilities and present value of estimated future cash flows. We are required to make subjective estimates in connection with these valuations and allocations.

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

The determination of both undiscounted and discounted cash flows requires us to make significant estimates and consider the expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted and discounted cash flows arising from changes in anticipated actions could impact the determination of whether an impairment exists, the amount of the impairment charge recorded and whether the effects could impact materially our consolidated financial statements.

For the year ended December 31, 2009, we recorded long-lived asset impairment charges of $12.8 million primarily related to the write-off of preliminary process engineering design work associated with our plans, announced in March 2008, to build a lubricant additives plant in China and our decision to cease manufacturing at two U.S. facilities within the Lubrizol Advanced Materials segment. The impairment charges represent the excess of carrying value of the asset groups over their fair value. The fair value of the asset groups was determined by discounting the expected future cash flows attributable to the asset groups over their remaining useful life.

Accounting for Impairment of Goodwill and Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. We assign goodwill arising from businesses acquired to the reporting units that are expected to benefit from the synergies of the acquisition. Our reporting units are either at the operating segment level or a component one level below our operating segments that constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. We have determined that our Lubrizol Additives operating segment constitutes a reporting unit, and that our Estane engineered polymers business, TempRite engineered polymers business, Noveon consumer specialties product line and performance coatings product line within our Lubrizol Advanced Materials operating segment constitute separate reporting units. We assign assets and liabilities, including deferred income taxes, to our reporting units if the asset or liability relates to the operations of a reporting unit and is considered in determining the fair value of the reporting unit. Cash and debt obligations are excluded from the carrying value of our reporting units. Goodwill is tested annually each October 1, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. At December 31, 2009, the remaining value of goodwill associated with our Lubrizol Additives, Estane, TempRite and Noveon consumer specialties reporting units totaled $185.0 million, $63.9 million, $76.1 million and $465.7 million, respectively. No goodwill remains within our performance coatings reporting unit at December 31, 2009.

32	THE LUBRIZOL CORPORATION

We use a two-step process to test goodwill for impairment. In the first step, we use a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an estimated weighted average cost of capital. The annual goodwill impairment test requires us to make a number of assumptions and estimates concerning future levels of after-tax earnings, foreign currency exchange rates, expected capital expenditures and working capital requirements, which are based upon our long-range plan. Our long-range plan is updated each fall as part of our annual planning process and is reviewed and approved by management and our board of directors. A growth rate is used to calculate the terminal value of the reporting unit, and is added to the present value of the forecasted cash flows. The growth rate is the rate at which a reporting unit’s cash flow is expected to grow beyond the period covered by the long-range plan. Lastly, we develop a weighted average cost of capital to discount the expected future cash flows. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market participants of a business enterprise, with the weighting of returns based on the capitalization of comparable companies. The sum of the calculated fair values of the reporting units is then reconciled to our total market capitalization, which includes an estimated control premium based on levels being paid currently within our industry. We include a control premium as the quoted market price of a single share of our common stock does not reflect the value that would be derived from owning a controlling interest in our individual reporting units. We corroborate our estimated control premium by comparing it to those paid in recent acquisitions within the chemical industry. If the discounted cash flow analysis yields a fair value estimate less than the reporting unit’s carrying value, we would proceed to step two of the impairment test. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. In performing this allocation of fair value to the assets and liabilities of the reporting unit, we obtain appraisals of long-lived assets and identifiable intangible assets from third-party valuation firms to support the fair values allocated. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and, if the carrying amount exceeds the implied fair value, an impairment charge is recorded for the difference. We use the best available information to prepare our cash flow and weighted average cost of capital assumptions; however, actual future cash flows or market conditions could differ significantly.

No impairment of goodwill was identified in connection with the 2009 annual impairment test. Key assumptions used to determine the fair value of our reporting units at October 1, 2009, were the expected after-tax cash flows for the period of 2010 to 2019, terminal growth rates of 1.0% to 3.0% and weighted average costs of capital of 10.75% to 15.0%. A 10% decrease in the fair value of our TempRite reporting unit could indicate the potential for an impairment of its goodwill. Our TempRite reporting unit serves customers who produce plastic piping for residential and commercial plumbing, fire sprinkler systems and industrial piping applications, and is thus subject to cyclical demand patterns within these markets. To the extent the weakness in the residential and commercial markets persists longer than expected, or the capital markets deteriorate, our TempRite reporting unit may experience a decline in fair value that could result in an impairment. A 20% decrease in the fair value of our Estane reporting unit could indicate the potential for an impairment of its goodwill. The products within our Estane reporting unit are used within film and sheet coating processes, wire and cable insulation, athletic equipment (such as footwear), medical products, pneumatic tubing and automotive molded parts, and are subject to overall economic conditions. To the extent the weakness in the economy persists longer than expected, or the capital markets deteriorate, our Estane reporting unit may experience a decline in fair value that could result in an impairment. The fair value of our Noveon consumer specialties and Lubrizol Additives reporting units would have to decline by over 45% and 75%, respectively, to indicate the potential for an impairment of their goodwill.

After performing our annual goodwill impairment test as of October 1, 2008, we determined $363.0 million of goodwill associated with our Estane, TempRite and performance coatings reporting units was impaired as the carrying value of goodwill within these reporting units exceeded its fair value. Key assumptions used to determine the fair value of our Estane, TempRite and performance coatings reporting units at October 1, 2008, were the expected after-tax cash flows for the period of 2009 to 2018, a terminal growth rate of 3.0% and a weighted average cost of capital of 10.0%, representing an increase from the weighted average cost of capital of 8.5% used in 2007. The impairment charge included the partial impairment of the goodwill of the Estane and TempRite reporting units and the full impairment of the goodwill of the performance coatings reporting unit. The impairment charge for the Estane reporting unit was driven mainly by the increase in our cost of capital in the fourth quarter of 2008. The impairment charge for the TempRite reporting unit was driven mainly by the increase in our cost of capital in the fourth quarter of 2008 and, to a lesser extent, a reduction in the reporting unit’s near-term earnings outlook. The increase in our cost of capital accounted for the entire decline in fair value of our Estane reporting unit and approximately 94% of the decline in fair value of our TempRite reporting unit from the prior year. The impairment charge for the per -

THE LUBRIZOL CORPORATION	33

formance coatings reporting unit was driven mainly by the reporting unit’s weak performance and outlook in light of economic conditions. The table below presents the impact a change in the following significant assumptions would have had on our impairment charge recognized at October 1, 2008, assuming all other assumptions and factors remained constant:

		Approximate Increase / (Decrease) to Impairment Charge
(In Millions of Dollars)	Change	Estane	TempRite	Performance Coatings
Weighted average cost of capital	+10%	$34.0	$31.0	$–
Weighted average cost of capital	-10%	(45.0)	(42.0)	–
After-tax cash flows	+10%	(26.0)	(24.0)	–
After-tax cash flows	-10%	26.0	24.0	–

The major components of the company’s other intangible assets resulting from business acquisitions are customer lists, technology, trademarks, patents, land-use rights, favorable lease arrangements and non-compete agreements. Finite-lived intangible assets are amortized using the straight-line method over their useful lives that range between 3 and 20 years, except for land-use rights that have useful lives up to 50 years. Intangible assets determined to have indefinite lives are not amortized, but are tested for impairment at least annually. We have elected October 1 as the annual evaluation date to test for potential impairment of indefinite-lived intangible assets. A relief-from-royalty model is used to determine whether the fair value of an intangible asset exceeds its carrying amount. The relief-from-royalty calculations require us to make a number of assumptions and estimates concerning future levels of revenues related to the intangibles, market royalty rates for intellectual property, future tax rates and amortization related tax benefits, and discount rates. As of October 1, 2009, we assumed market royalty rates ranging from 0.5% to 2.0% of future levels of revenues and discount rates ranging from 13.0% to 20.0%. After performing our annual impairment test as of October 1, 2009, we determined $0.3 million of indefinite-lived intangibles within our performance coatings product line was impaired. As part of the annual impairment test, the non-amortized intangible assets are reviewed to determine if the indefinite life determination remains appropriate.

Asset Retirement Obligations

We recognize the fair value of a liability for an asset retirement obligation (ARO) at the time it is identified and when a reasonable estimate of fair value can be made. We have recognized liabilities for AROs related to certain of our leased facilities. In addition, we have identified AROs for asbestos remediation activities that may be required at other company-owned facilities in the future. However, due to the long-term, productive nature of some of our manufacturing operations, absent plans or expectation of plans to initiate asset retirement activities, we are unable to reasonably estimate the fair value of such asbestos remediation liabilities since the potential settlement dates cannot be determined at this time.

NEW ACCOUNTING STANDARDS

Refer to Note 2 to the consolidated financial statements for a discussion of accounting standards we recently adopted or will be required to adopt.

CAUTIONARY STATEMENTS FOR SAFE HARBOR PURPOSES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements relate to anticipated trends and expectations rather than historical matters. Although they reflect our current expectations, these statements involve a number of risks, uncertainties, and assumptions relating to our operations and business environment that are difficult to predict and may be beyond our control. Such uncertainties and factors may cause actual results to differ materially from those expressed or implied by forward-looking statements, although we believe our expectations reflected in those forward-looking statements are based upon reasonable assumptions. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements.

We believe that the following factors, among others, could affect our future performance and cause our actual results to differ materially from those expressed or implied by forward-looking statements made in this annual report:

•	The demand for our products as influenced by such factors as the global economy and the development of replacement technology.

•	The cost, availability and quality of raw materials, especially feedstocks derived from petroleum and petrochemicals, and the cost and availability of energy, especially natural gas and electricity.

•	Our success at continuing to develop, and benefit from, proprietary technology to meet or exceed new industry performance standards and to create new products to meet changing customer expectations.

34	THE LUBRIZOL CORPORATION

•	Our success in retaining and growing the business that we have with our largest customers.

•	The extent to which we are successful in expanding our business in new and existing markets and identifying, understanding and managing the risks inherent in those markets.

•	Our ability to continue to maximize efficiencies in our procurement and manufacturing processes and manage our cost structure to sustain profitability in a competitive market.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate manufacturing and blending facilities, laboratories and offices around the world and utilize fixed-rate and variable-rate debt to finance our global operations. As a result, we are subject to business risks inherent in non-U.S. activities, including political and economic uncertainties, import and export limitations, and market risks related to changes in interest rates and foreign currency exchange rates. We believe the political and economic risks related to our foreign operations are mitigated due to the relative stability of the countries in which our largest foreign operations are located.

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

We measure our market risk related to our holdings of financial instruments based on changes in interest rates, foreign currency rates and commodity prices utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair value, cash flow and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency exchange rates and commodity prices. We use current market rates on our debt and derivative portfolios to perform the sensitivity analysis. Certain items such as insurance contracts and obligations for pension and other postretirement benefits are not included in the analysis.

Our primary interest rate exposures relate to our cash and cash equivalents, fixed-rate and variable-rate debt and interest rate swaps. The calculation of potential loss in fair value is based on an immediate change in the net present values of our interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flow and income before tax is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% increase or decrease in interest rates would have had a respective favorable or unfavorable impact on fair values of $60.7 million and $41.7 million at December 31, 2009 and 2008, respectively. In addition, a hypothetical 10% increase or decrease in interest rates would have had a respective unfavorable or favorable impact on annualized cash flows and income before tax of $0.4 million and $0.7 million in 2009 and 2008, respectively.

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

THE LUBRIZOL CORPORATION	35

unfavorable or favorable impact on fair values of $32.4 million and $8.6 million at December 31, 2009 and 2008, respectively. In addition, a hypothetical 10% increase or decrease in currency exchange rates would have had a respective unfavorable or favorable impact on annualized cash flows of $42.1 million and $26.4 million and on annualized income before tax of $4.4 million and $11.9 million in 2009 and 2008, respectively.

Our primary commodity hedge exposure relates to natural gas expense. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our commodity exposure due to a 10% shift in the underlying commodity prices. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in commodity prices. A hypothetical 10% increase or decrease in commodity prices would have had a respective favorable or unfavorable impact on fair values, annualized cash flows and income before tax of $1.3 million and $1.4 million at December 31, 2009 and 2008, respectively.

36	THE LUBRIZOL CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

The Lubrizol Corporation

We have audited the accompanying consolidated balance sheets of The Lubrizol Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Lubrizol Corporation and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2009, the Company changed its method of accounting for noncontrolling interests and retrospectively adjusted all periods presented in the consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Cleveland, Ohio

February 26, 2010

THE LUBRIZOL CORPORATION	37

THE LUBRIZOL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In Millions of Dollars Except Per Share Data)	2009	2008	2007
Revenues	$4,586.3	$5,027.8	$4,499.0
Cost of sales	3,071.0	3,906.5	3,378.1

Gross profit	1,515.3	1,121.3	1,120.9
Selling and administrative expenses	435.2	417.7	422.2
Research, testing and development expenses	212.1	220.9	218.9
Amortization of intangible assets	25.2	27.0	24.3
Write-off of acquired in-process research and development	–	1.6	–
Restructuring and impairment charges	30.4	394.0	1.5
Other income - net	(16.4)	(22.6)	(15.2)
Interest income	(7.5)	(12.4)	(28.0)
Interest expense	110.5	78.1	91.8

Income before income taxes	725.8	17.0	405.4
Provision for income taxes	211.6	75.9	115.6

Net income (loss)	514.2	(58.9)	289.8
Net income attributable to noncontrolling interests	13.4	7.2	6.4

Net income (loss) attributable to The Lubrizol Corporation	$500.8	$(66.1)	$283.4

Net income (loss) per share attributable to The Lubrizol Corporation, basic	$7.36	$(0.97)	$4.10

Net income (loss) per share attributable to The Lubrizol Corporation, diluted	$7.26	$(0.97)	$4.05

Dividends paid per share	$1.24	$1.23	$1.16

The accompanying notes are an integral part of these consolidated financial statements.

38	THE LUBRIZOL CORPORATION

THE LUBRIZOL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In Millions of Dollars Except Share Data)	2009	2008
ASSETS
Cash and cash equivalents	$991.0	$186.2
Receivables	615.1	608.5
Inventories	630.5	814.6
Deferred income taxes	77.8	58.6
Other current assets	32.2	32.0

Total current assets	2,346.6	1,699.9

Property and equipment - at cost	2,960.7	2,878.0
Less accumulated depreciation	1,773.1	1,680.4

Property and equipment - net	1,187.6	1,197.6

Goodwill	790.7	782.1
Intangible assets - net	339.6	361.0
Other assets	105.5	109.9

TOTAL	$4,770.0	$4,150.5

LIABILITIES AND TOTAL EQUITY
Short-term debt and current portion of long-term debt	$0.3	$391.2
Accounts payable	320.7	350.4
Accrued expenses and other current liabilities	316.2	279.7

Total current liabilities	637.2	1,021.3

Long-term debt	1,390.3	954.6
Pension obligations	309.3	340.1
Other postretirement benefit obligations	92.7	83.1
Noncurrent liabilities	153.3	129.1
Deferred income taxes	57.4	37.7

Total liabilities	2,640.2	2,565.9

Contingencies and commitments

Preferred stock without par value - unissued	–	–
Common shares without par value - 68,436,977 shares and 67,257,963 shares outstanding at December 31, 2009 and 2008, respectively	826.4	764.7
Retained earnings	1,322.4	906.3
Accumulated other comprehensive loss	(88.0)	(147.3)

Total of The Lubrizol Corporation shareholders’ equity	2,060.8	1,523.7

Noncontrolling interests	69.0	60.9

Total equity	2,129.8	1,584.6

TOTAL	$4,770.0	$4,150.5

The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORPORATION	39

THE LUBRIZOL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In Millions of Dollars)	2009	2008	2007
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (loss)	$514.2	$(58.9)	$289.8
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	170.3	173.5	161.4
Deferred income taxes	15.7	(31.6)	20.2
Stock-based compensation	21.4	11.3	20.5
Restructuring and impairment charges	13.1	383.4	3.6
(Gain) loss from sales of property and equipment and investments	(4.0)	0.5	(7.5)
Change in current assets and liabilities, net of acquisitions:
Receivables	3.8	22.5	(44.8)
Inventories	186.4	(224.0)	17.5
Accounts payable, accrued expenses and other current liabilities	27.6	(45.3)	20.1
Other current assets	(7.4)	(0.3)	4.0

	210.4	(247.1)	(3.2)
Other items - net	10.0	(7.8)	(7.2)

Total operating activities	951.1	223.3	477.6

INVESTING ACTIVITIES
Capital expenditures	(139.9)	(202.6)	(182.8)
Acquisitions	(1.0)	(60.5)	(140.3)
Net proceeds from sales of property and equipment and equity investments	5.4	1.3	14.5
Purchase of investments	–	(50.0)	–
Proceeds from investments	6.5	39.4	–
Other items - net	–	(1.3)	(1.2)

Total investing activities	(129.0)	(273.7)	(309.8)

FINANCING ACTIVITIES
Changes in short-term debt - net	(4.8)	4.8	(3.6)
Repayments of long-term debt	(640.9)	(200.3)	(114.0)
Proceeds from the issuance of long-term debt	693.6	108.2	–
Payment of Treasury rate lock upon settlement	(16.7)	–	–
Payment of debt issuance costs	(7.2)	–	–
Dividends paid	(84.0)	(83.5)	(80.0)
Dividends to noncontrolling interests	(6.6)	(5.3)	(1.2)
Common shares purchased	–	(75.1)	(100.3)
Proceeds from the exercise of stock options	32.9	3.8	28.2
Excess tax benefit from the exercise of stock options and awards	11.0	2.2	9.7

Total financing activities	(22.7)	(245.2)	(261.2)

Effect of exchange rate changes on cash	5.4	(20.5)	20.0

Net increase (decrease) in cash and cash equivalents	804.8	(316.1)	(73.4)

Cash and cash equivalents at the beginning of year	186.2	502.3	575.7

Cash and cash equivalents at the end of year	$991.0	$186.2	$502.3

The accompanying notes are an integral part of these consolidated financial statements.

40	THE LUBRIZOL CORPORATION

THE LUBRIZOL CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(In Millions)	Number of Shares Outstanding	Common Shares	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests	Total
BALANCE, DECEMBER 31, 2006	69.0	$710.1	$1,033.8	$(60.8)	$51.3	$1,734.4
Cumulative effect of a change in accounting principle		–	(8.9)	–	–	(8.9)

BALANCE, JANUARY 1, 2007	69.0	710.1	1,024.9	(60.8)	51.3	1,725.5
Comprehensive income:
Net income		–	283.4	–	6.4	289.8
Other comprehensive income		–	–	119.8	5.9	125.7

Total comprehensive income						415.5
Dividends declared		–	(82.6)	–	(1.2)	(83.8)
Stock-based compensation		20.5	–	–	–	20.5
Common shares - treasury:
Common shares purchased	(1.7)	(3.3)	(97.0)	–	–	(100.3)
Shares issued upon exercise of stock options and awards	1.1	28.2	–	–	–	28.2
Tax benefit from stock compensation		9.7	–	–	–	9.7
Other - net		(1.6)	–	–	–	(1.6)

BALANCE, DECEMBER 31, 2007	68.4	763.6	1,128.7	59.0	62.4	2,013.7
Comprehensive loss:
Net (loss) income		–	(66.1)	–	7.2	(58.9)
Other comprehensive loss		–	–	(206.3)	(3.4)	(209.7)

Total comprehensive loss						(268.6)
Dividends declared		–	(83.9)	–	(5.3)	(89.2)
Stock-based compensation		11.3	–	–	–	11.3
Reclassification of stock-based liability awards		(10.6)	–	–	–	(10.6)
Common shares - treasury:
Common shares purchased	(1.4)	(2.7)	(72.4)	–	–	(75.1)
Shares issued upon exercise of stock options and awards	0.3	3.8	–	–	–	3.8
Tax benefit from stock compensation		2.2	–	–	–	2.2
Other - net		(2.9)	–	–	–	(2.9)

BALANCE, DECEMBER 31, 2008	67.3	764.7	906.3	(147.3)	60.9	1,584.6
Comprehensive income:
Net income		–	500.8	–	13.4	514.2
Other comprehensive income		–	–	59.3	1.3	60.6

Total comprehensive income						574.8
Dividends declared		–	(84.7)	–	(6.6)	(91.3)
Stock-based compensation		21.4	–	–	–	21.4
Reclassification of stock-based liability awards		(1.9)	–	–	–	(1.9)
Common shares - treasury:
Shares issued upon exercise of stock options and awards	1.1	32.9	–	–	–	32.9
Tax benefit from stock compensation		10.1	–	–	–	10.1
Other - net		(0.8)	–	–	–	(0.8)

BALANCE, DECEMBER 31, 2009	68.4	$826.4	$1,322.4	$(88.0)	$69.0	$2,129.8

The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORPORATION	41

THE LUBRIZOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Note 1 – NATURE OF OPERATIONS

The Lubrizol Corporation (the company) is an innovative specialty chemical company that produces and supplies technologies that improve the quality, value and performance of its customers’ products in the global transportation, industrial and consumer markets. These technologies include lubricant additives for engine oils, other transportation-related fluids and industrial lubricants, as well as additives for gasoline and diesel fuel. In addition, the company makes engineered polymers, including plastics technology; ingredients and additives for personal care products and pharmaceuticals; and performance coatings in the form of specialty resins and additives.

The company is organized into two operating and reportable segments: Lubrizol Additives and Lubrizol Advanced Materials. Refer to Note 3 for a further description of the nature of the company’s operations, the product lines within each of the operating segments, segment operating income and related financial disclosures for the reportable segments.

Note 2 – SIGNIFICANT ACCOUNTING POLICIES

Consolidation – The consolidated financial statements include the accounts of the company and its consolidated subsidiaries. All intercompany transactions and balances among subsidiaries are eliminated in consolidation. The company consolidates certain entities in which it owns less than a 100% equity interest if its ownership interest is at least 50% and the company has effective management control. The equity method of accounting is applied to non-consolidated entities in which the company can exercise significant influence over the entity with respect to its operations and major decisions. The book value of investments carried on the equity method and cost method were immaterial at December 31, 2009 and 2008.

Use of Estimates – The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents – The company invests its excess cash in short-term investments with various banks and financial institutions. Cash equivalents are comprised of investments having maturities of three months or less when purchased.

Receivables – Receivables are net of allowance for doubtful accounts of $5.4 million and $6.7 million at December 31, 2009 and 2008, respectively. The allowance for doubtful accounts is based on review of the overall condition of accounts receivable balances and review of significant past due accounts. Account balances are charged off against the allowance for doubtful accounts after collection efforts have been exhausted and the potential for recovery is considered remote.

Inventories – Inventories are stated at the lower of cost or market value. Cost of inventories is determined by either the first-in, first-out (FIFO) method or the moving-average method, except in the United States for chemical inventories, which are valued using the last-in, first-out (LIFO) method. Abnormal amounts of idle facility expense, freight, handling costs and wasted material are recognized as an expense in the period incurred.

The company accrues volume discounts on purchases from vendors where it is probable that the required volume will be attained and the amount can be reasonably estimated. The company records the discount as a reduction in the cost of the purchase (generally raw materials), based on projected purchases over the purchase agreement period.

Property and Equipment – Property and equipment are carried at cost. Repair and maintenance costs are charged against income while renewals and betterments are capitalized as additions to the related assets. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and immediately expensed for preliminary project activities or post-implementation activities. Accelerated depreciation methods are used in computing depreciation on certain machinery and equipment for approximately 3% and 5% of the depreciable assets at December 31, 2009 and 2008, respectively. The remaining assets are depreciated using the straight-line method. The estimated useful lives are 10 to 40 years for buildings and building and land improvements. Estimated useful lives range from 3 to 20 years for machinery and equipment.

42	THE LUBRIZOL CORPORATION

Impairment or Disposal of Long-Lived Assets – The company reviews the carrying value of its long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available. An impairment loss exists when estimated undiscounted future cash flows expected to result from the use of the assets, including disposition, are less than the carrying value of the assets. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying amounts of the assets. Fair value generally is determined by discounting the expected future cash flows attributable to the asset groups over their remaining useful lives.

Goodwill and Intangible Assets – Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is tested for impairment annually and between annual tests if an event occurs or circumstances change that indicate the carrying amount may be impaired. The company has elected to perform its annual tests for potential impairment of goodwill as of October 1 of each year. Impairment testing is performed at the reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined through a discounted cash flow analysis. Refer to Note 6 for a discussion of the goodwill impairment charge recognized during 2008.

The major components of the company’s identifiable intangible assets are customer lists, technology, trademarks, patents, land-use rights, favorable lease arrangements and non-compete agreements. Finite-lived intangible assets are amortized using the straight-line method over their useful lives that range between 3 and 20 years, except for land-use rights that have useful lives up to 50 years. The company’s indefinite-lived intangible assets include certain trademarks that are tested for impairment each year as of October 1 or more frequently if impairment indicators arise.

Deferred Financing Costs – Costs incurred with the issuance of debt and credit facilities are capitalized and amortized over the life of the associated debt as a component of interest expense using the effective interest method of amortization. Net deferred financing costs were $14.2 million and $10.1 million at December 31, 2009 and 2008, respectively. Amortization expense incurred in 2009, 2008 and 2007 was $3.3 million, $2.8 million and $2.8 million, respectively.

Guarantees – The company recognizes a liability for the fair value of any guarantees entered into or modified. The company did not have any material guarantees at December 31, 2009 or 2008.

Environmental Liabilities – The company accrues for expenses associated with environmental remediation obligations when such expenses are probable and reasonably estimable, based upon current law and existing technologies. These accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Asset Retirement Obligations – The company recognizes the fair value of a liability for an asset retirement obligation (ARO) at the time it is identified and when a reasonable estimate of fair value can be made. The company has recognized liabilities for AROs related to certain of its leased facilities. In addition, the company has identified AROs for asbestos remediation activities that may be required in the future. However, due to the long-term, productive nature of the company’s manufacturing operations, absent plans or expectation of plans to initiate asset retirement activities, the company is unable to reasonably estimate the fair value of such asbestos remediation liabilities since the potential settlement dates cannot be determined at this time.

Accounting For Derivative Instruments – Derivative financial instruments are recognized on the balance sheet as either assets or liabilities and are measured at fair value. For derivative instruments that are not designated as hedges, the gain or loss on the derivative is recognized in current earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gains or losses on the derivatives, along with any gains and losses upon termination of the derivatives, are reported as a component within accumulated other comprehensive gain or loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Share Repurchases – The company uses the par-value method of accounting for its treasury shares. Under this method, the cost to reacquire shares in excess of paid-in capital related to those shares is charged against retained earnings.

THE LUBRIZOL CORPORATION	43

Foreign Currency Translation – The assets and liabilities of the company’s international subsidiaries whose functional currency is their local currency are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while revenues and expenses are translated at weighted-average exchange rates in effect during the period. Unrealized translation adjustments are recorded as a component of accumulated other comprehensive loss in the consolidated statements of equity. For subsidiaries whose functional currency is other than their local currency, adjustments to remeasure transactions denominated in the local currency to the functional currency are recognized in income. Gains or losses that arise from exchange rate changes on transactions denominated in a currency other than the functional currency, except those transactions that function as a hedge of an identifiable foreign currency commitment or as a hedge of a foreign currency investment, are included in income as incurred.

Revenue Recognition – Revenues are recognized when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collection is reasonably assured and title and risk of loss has passed to the customer, which generally occurs at the time of shipment of products. All amounts in a sales transaction billed to a customer related to shipping and handling are reported as revenues. The company collects sales, use and value added taxes that are imposed by governmental authorities on and concurrent with sales to the company’s customers. Revenues are presented net of these taxes as the obligation is included in accrued expenses and other current liabilities until the taxes are remitted to the appropriate taxing authorities.

Provisions for sales discounts and rebates to customers are recorded, based upon the terms of sales contracts, in the same period the related sales are recorded, as a deduction to the sale. Sales discounts and rebates are offered to certain customers to promote customer loyalty and encourage greater product sales. These rebate programs provide that upon the attainment of pre-established volumes or the attainment of revenue milestones for a specified period, the customer receives credits against purchases. The company estimates the provision for rebates based on the specific terms in each agreement at the time of shipment and an estimate of the customer’s achievement of the respective revenue milestones. The company accrues customer claims, returns and allowances based upon the history of claims and sales returns and allowances.

Components of Cost of Sales – Cost of sales is comprised of raw material costs including freight and duty, inbound handling costs associated with the receipt of raw materials, direct production, maintenance, utility costs, depreciation, plant and engineering overhead, terminals and warehousing costs and outbound shipping and handling costs.

Research, Testing and Development – Research, testing and development costs are expensed as incurred. Research and development costs, excluding testing, in 2009, 2008 and 2007 were $147.7 million, $149.6 million and $148.2 million, respectively. Costs to acquire in-process research and development (IPR&D) projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition have been expensed for acquisitions completed prior to January 1, 2009.

Stock-Based Compensation – For all stock-based awards granted to employees, compensation expense is based on the grant-date fair value of the award. The company recognizes these compensation costs, net of a forfeiture rate, on a straight-line basis over the requisite service period of the entire award, such that compensation cost recognized is at least equal to the cost attributable to awards that are vested. The company estimates the forfeiture rate based on its historical experience during the preceding 10 years.

Costs Associated with Exit or Disposal Activities – Liabilities for costs associated with exit or disposal activities are recognized and measured initially at fair value when the liability is incurred.

Income Taxes – The company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of the assets and liabilities. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized.

The economic benefit associated with a tax position taken or expected to be taken in a tax return only will be recognized if it is more likely than not that a tax position ultimately will be sustained. After this threshold is met, a tax position is reported at the largest amount of benefit that is more likely than not to be ultimately sustained. The company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.

44	THE LUBRIZOL CORPORATION

Net Income (Loss) per Share Attributable to The Lubrizol Corporation – Net income (loss) per share attributable to The Lubrizol Corporation is computed by dividing net income (loss) attributable to The Lubrizol Corporation by the weighted-average common shares of The Lubrizol Corporation outstanding during the period, including contingently issuable shares. Net income (loss) per diluted share attributable to The Lubrizol Corporation includes the dilutive impact resulting from outstanding stock options and awards. No dilutive impact is reflected in periods when a net loss is reported. Per share amounts are computed as follows:

	2009	2008	2007
Numerator (in millions):
Net income (loss) attributable to The Lubrizol Corporation	$500.8	$(66.1)	$283.4

Denominator (in millions of shares):
Weighted-average common shares outstanding	68.1	68.1	69.2
Dilutive effect of stock options and awards	0.9	–	0.8

Denominator for net income per share, diluted	69.0	68.1	70.0

Net income (loss) per share attributable to
The Lubrizol Corporation, basic	$7.36	$(0.97)	$4.10

Net income (loss) per share attributable to
The Lubrizol Corporation, diluted	$7.26	$(0.97)	$4.05

Options to purchase 0.7 million and 0.6 million shares were excluded from the diluted earnings per share calculations because they were anti-dilutive for the years ended December 31, 2009 and 2008, respectively. There were an insignificant number of shares excluded from the diluted earnings per share calculations because they were anti-dilutive in 2007.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Standards

Accounting Standards Adopted in 2009

In June 2009, the Financial Accounting Standards Board (FASB) issued an update to Accounting Standards Codification (ASC) topic 105, “Generally Accepted Accounting Principles.” The update establishes the ASC as the sole source of authoritative, non-governmental U.S. GAAP. The ASC does not create new accounting or reporting guidance, but rather is intended to facilitate research of applicable U.S. GAAP to a particular transaction or accounting issue by organizing existing U.S. GAAP literature into various accounting topics. The ASC is effective for financial statements that cover interim and annual periods ending after September 15, 2009. The adoption of this update on July 1, 2009, did not have a material effect on the company’s consolidated financial statements.

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

In December 2008, the FASB issued an update to ASC topic 715, “Compensation-Retirement Benefits.” This update requires additional disclosure surrounding the benefit plan investment allocation decision-making process, the fair value of each major category of plan assets, the valuation techniques used to measure the fair value of plan assets and any significant concentrations of risk within plan assets. The company adopted this update on December 31, 2009. Refer to Note 12 for further discussion.

In March 2008, the FASB issued an update to ASC topic 815, “Derivatives and Hedging.” This update requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The company adopted this update on January 1, 2009. Refer to Note 8 for further discussion.

THE LUBRIZOL CORPORATION	45

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

In December 2007, the FASB issued an update to ASC topic 805, “Business Combinations.” The update requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interests in the acquiree at the acquisition date measured at their fair values as of that date, with limited exceptions. The update requires that costs incurred to effect the acquisition be recognized separately from the acquisition as period costs. The update also requires the recognition of restructuring costs that the acquirer expects to incur, but is not obligated to incur, separately from the business combination. Other key provisions of the update include the requirement to recognize the acquisition-date fair values of research and development assets separately from goodwill and the requirement to recognize changes in the amount of deferred tax benefits that are recognizable due to the business combination in either income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. At December 31, 2009, the company had amounts recorded in its financial statements for unrecognized tax benefits and deferred tax valuation allowances related to past acquisitions that will affect the income tax provision in the period of reversal under the updated topic. With the exception of certain tax-related aspects described above, the update applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. The adoption of this update on January 1, 2009, did not have a material effect on the company’s consolidated financial statements.

Accounting Standards Not Yet Adopted

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the company does not expect that the adoption of this update will have a material effect on its financial statements.

In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This update eliminates the exception to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This update also contains a new requirement that any term, transaction or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in determining whether a company is the primary beneficiary of a variable interest entity. This update is effective for fiscal years beginning after November 15, 2009, and for interim periods within that first period, with earlier adoption prohibited. The company is evaluating the impact of this update on its consolidated financial statements.

In December 2009, the FASB issued ASU 2009-16, “Accounting for Transfers of Financial Assets.” This update eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This update is effective for transfers of financial assets in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years, with earlier adoption prohibited. The company is evaluating the impact of this update on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, a Consensus of the FASB Emerging Issues Task Force.” ASU 2009-13 allows companies to allocate consideration in multiple deliverable arrangements based on the company’s best estimate of selling price when vendor specific objective evidence or vendor objective evidence of the fair value of deliverables is not available. In addition, the residual method of allocating consideration to delivered items is no longer permitted. This update is effective for fiscal years beginning on or after June 15, 2010, with early application permitted. The company is evaluating the impact of this update on its consolidated financial statements.

46	THE LUBRIZOL CORPORATION

Note 3 – SEGMENT AND GEOGRAPHIC INFORMATION

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

The Lubrizol Advanced Materials segment consists of three product lines: (i) engineered polymers, (ii) Noveon consumer specialties and (iii) performance coatings. The engineered polymers product line includes products such as Estane® thermoplastic polyurethane and TempRite® engineered polymers. Engineered polymers products are sold to a diverse customer base comprised of major manufacturers in the construction, automotive, telecommunications, electronics and recreation industries. The Noveon consumer specialties product line includes acrylic thickeners, film formers, fixatives, emollients, silicones, specialty surfactants, methyl glucoside, lanolin derivatives and cassia hydrocolloids. The company markets products in the Noveon consumer specialties product line to customers worldwide, which include major manufacturers of cosmetics, personal care and household products. The performance coatings product line includes high-performance polymers and additives for specialty paper, graphic arts, paints, textiles and coatings applications that are sold to customers worldwide.

The company primarily evaluates performance and allocates resources based on segment operating income as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the segment. Segment operating income reconciles to consolidated income before income taxes by deducting corporate expenses and corporate other income that are not attributed to the segments, the write-off of acquired IPR&D, restructuring and impairment charges and net interest expense.

On January 1, 2009, the company revised its measurement of segment operating income to include income attributable to noncontrolling interests. Previously, segment operating income excluded the portion of income attributable to noncontrolling interests. The results for the prior years presented have been adjusted retrospectively to conform to the current year presentation.

The following table summarizes the results of the company’s reportable segments for the years ended December 31, 2009, 2008 and 2007:

(In Millions of Dollars)	2009	2008	2007
Lubrizol Additives:
Revenues from external customers	$3,283.9	$3,541.5	$3,032.8
Equity earnings and gain on sale of nonconsolidated companies	9.0	2.3	1.2
Amortization of intangibles	5.9	7.8	4.5
Operating income	787.8	434.5	404.8
Total assets	1,751.7	1,853.8	1,696.1
Capital expenditures	83.5	95.5	86.9
Depreciation	80.5	77.4	73.4
Lubrizol Advanced Materials:
Revenues from external customers	$1,302.4	$1,486.3	$1,466.2
Amortization of intangibles	19.3	19.2	19.8
Operating income	168.7	88.8	134.4
Total assets	1,802.6	1,843.2	2,207.3
Capital expenditures	47.2	90.7	74.9
Depreciation	63.1	66.0	60.4
Corporate:
Total assets	$1,215.7	$453.5	$740.4
Capital expenditures	9.2	16.4	21.0
Depreciation	1.5	1.5	3.3
Reconciliation to income before income taxes:
Segment operating income	$956.5	$523.3	$539.2
Corporate expenses	(95.6)	(60.7)	(73.3)
Corporate other (expense) income – net	(1.7)	15.7	4.8
Write-off of acquired IPR&D	–	(1.6)	–
Restructuring and impairment charges	(30.4)	(394.0)	(1.5)
Interest expense – net	(103.0)	(65.7)	(63.8)

Income before income taxes	$725.8	$17.0	$405.4

THE LUBRIZOL CORPORATION	47

Segment assets include receivables, inventories and long-lived assets including goodwill and intangible assets. Corporate assets include cash and cash equivalents and other current and noncurrent assets.

Revenues from external customers by product line are as follows:

(In Millions of Dollars)	2009	2008	2007
Engine additives	$2,221.7	$2,258.7	$1,930.6
Driveline and industrial additives	1,062.2	1,282.8	1,102.2

Total Lubrizol Additives	3,283.9	3,541.5	3,032.8

Engineered polymers	498.1	567.4	547.9
Noveon consumer specialties	417.7	408.3	378.1
Performance coatings	386.6	510.6	540.2

Total Lubrizol Advanced Materials	1,302.4	1,486.3	1,466.2

Total revenues from external customers	$4,586.3	$5,027.8	$4,499.0

Revenues are attributable to countries based on the location of the customer. The United States is the only country where sales to external customers comprise in excess of 10% of the company’s consolidated revenues. Revenues from external customers by geographic zone are as follows:

(In Millions of Dollars)	2009	2008	2007
United States	$1,528.6	$1,710.1	$1,687.7
Canada	150.8	184.8	192.5
Europe	1,332.4	1,576.7	1,347.2
Asia-Pacific/Middle East	1,227.3	1,176.8	956.2
Latin America	347.2	379.4	315.4

Total revenues from external customers	$4,586.3	$5,027.8	$4,499.0

The company’s sales and receivables are concentrated in the oil and chemical industries. Lubrizol Additives’ customers consist primarily of oil refiners and independent oil blenders located in more than 100 countries. The company’s 10 largest customers, most of which are multinational oil companies, comprised approximately 39% of consolidated revenues in 2009, 38% of consolidated revenues in 2008 and 39% of consolidated revenues in 2007. In 2009, 2008 and 2007, no single customer accounted for more than 10% of consolidated revenues.

The company’s property and equipment are located primarily in the following countries at December 31:

(In Millions of Dollars)	2009	2008
United States	$719.2	$747.0
France	133.9	126.2
China	92.3	82.7
Belgium	84.7	84.1
United Kingdom	42.2	36.3
India	26.4	26.6
Other	88.9	94.7

Total property and equipment – net	$1,187.6	$1,197.6

Note 4 – ACQUISITIONS

On December 31, 2008, the company completed the acquisition of the thermoplastic polyurethane business from The Dow Chemical Company for approximately $59.9 million. The acquisition included technology, trade names, customer lists and manufacturing know-how. As part of the transaction, the company also acquired a manufacturing facility in La Porte, Texas, which included equipment and inventory. The purchase price allocation for this acquisition included goodwill of $2.4 million and intangible assets of $19.4 million, which included $1.6 million of in-process research and development.

48	THE LUBRIZOL CORPORATION

On October 10, 2008, the company completed the acquisition of the thermoplastic polyurethane business from SK Chemicals Co., Ltd. for approximately $5.0 million, of which $2.5 million will be paid in 2010. The acquisition included equipment, technology, customer lists and manufacturing know-how. The purchase price allocation for this acquisition included goodwill of $0.3 million and intangible assets of $0.6 million.

On November 1, 2007, the company completed the acquisition of the refrigeration lubricants business of Croda International Plc for approximately $123.7 million. The acquisition primarily included lubricant technology, trade names, customer lists, manufacturing know-how and inventory. No manufacturing facilities were included in the transaction. The purchase price allocation for this acquisition included goodwill of $51.2 million and intangible assets of $66.8 million.

On February 7, 2007, the company completed the acquisition of the metalworking additives business from Lockhart Chemical Company for approximately $15.7 million. The company purchased Lockhart’s entire metalworking product business, which included natural, synthetic and gelled sulfonates; emulsifier packages; corrosion inhibitors and lubricity agents; grease additives; oxidates; esters; soap; semi-finished coatings; and rust preventatives. The purchase price allocation for this acquisition included goodwill of $8.3 million and intangible assets of $7.6 million.

The pro forma impacts of acquisitions in 2008 and 2007 were immaterial to the company’s consolidated financial statements.

Note 5 – INVENTORIES

(In Millions of Dollars)	2009	2008
Finished products	$369.9	$468.8
Products in process	111.3	137.8
Raw materials	113.4	172.8
Supplies	35.9	35.2

	$630.5	$814.6

Inventories valued using the LIFO method were 37% and 39% of consolidated inventories at December 31, 2009 and 2008, respectively. The current replacement cost of these inventories exceeded the LIFO cost at December 31, 2009 and 2008, by $137.1 million and $171.4 million, respectively. During the year ended December 31, 2009, a reduction in inventory resulted in the liquidation of LIFO inventory quantities carried at higher costs and increased cost of sales by $6.0 million.

Note 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill arising from businesses acquired is assigned to the reporting units that are expected to benefit from the synergies of the acquisition. A reporting unit is either at the operating segment level or a component one level below an operating segment that constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The company has determined that the Lubrizol Additives operating segment constitutes a reporting unit, and that the Estane engineered polymers business, TempRite engineered polymers business, Noveon consumer specialties product line, and performance coatings product line within the Lubrizol Advanced Materials operating segment constitute separate reporting units. Assets and liabilities, including deferred income taxes, are assigned to reporting units if the asset or liability relates to the operations of a reporting unit and is considered in determining the fair value of the reporting unit. Cash and debt obligations are excluded from the carrying value of reporting units. Goodwill is to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The company has elected October 1 as the annual evaluation date to test for potential goodwill impairment.

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

No impairment of goodwill was identified in connection with the 2009 or 2007 annual impairment tests. After performing the annual goodwill impairment test as of October 1, 2008, the company determined that $363.0 million of goodwill was impaired as the carrying values of goodwill within the Estane, TempRite and performance coatings reporting units exceeded their fair values. The impairment

THE LUBRIZOL CORPORATION	49

charge included the partial impairment of the goodwill of the Estane and TempRite reporting units and the full impairment of the goodwill of the performance coatings reporting unit. The impairment charge for the Estane reporting unit was driven mainly by the increase in the cost of capital in the fourth quarter of 2008. The impairment charge for the TempRite reporting unit was driven mainly by the increase in the cost of capital in the fourth quarter of 2008 and, to a lesser extent, a reduction in the reporting unit’s near-term earnings outlook. The impairment charge for the performance coatings reporting unit was driven mainly by the reporting unit’s weak performance and outlook in light of economic conditions. The goodwill impairment charge was recorded within the restructuring and impairment charges caption in the consolidated statements of operations.

The carrying amount of goodwill by reporting segment follows:

(In Millions of Dollars)	Lubrizol Advanced Materials	Lubrizol Additives	Total
Balance, January 1, 2008
Goodwill	$1,010.9	$159.9	$1,170.8
Accumulated impairment losses	–	–	–

	1,010.9	159.9	1,170.8
Goodwill acquired	2.9	–	2.9
Impairment	(363.0)	–	(363.0)
Reorganization of reporting structure	(30.1)	30.1	–
Translation adjustments	(21.7)	(6.9)	(28.6)

Balance, December 31, 2008
Goodwill	962.0	183.1	1,145.1
Accumulated impairment losses	(363.0)	–	(363.0)

	599.0	183.1	782.1
Purchase adjustments	(0.3)	–	(0.3)
Translation adjustments	7.0	1.9	8.9

Balance, December 31, 2009
Goodwill	968.7	185.0	1,153.7
Accumulated impairment losses	(363.0)	–	(363.0)

	$605.7	$185.0	$790.7

In the fourth quarter of 2008, the company reorganized its reporting structure among the Lubrizol Additives and Lubrizol Advanced Materials operating segments related to its AMPS specialty monomer business and ADEX explosives emulsifier business. Accordingly, $30.1 million of goodwill was reassigned between the operating segments using a relative fair value allocation approach.

Intangible Assets

The major components of the company’s identifiable intangible assets are customer lists, technology, trademarks, patents, land-use rights, favorable lease arrangements and non-compete agreements. The company’s indefinite-lived intangible assets include certain trademarks that are tested for impairment each year as of October 1 or more frequently if impairment indicators arise. An impairment charge of $0.3 million was recorded in 2009 as a result of the decline in fair value of an indefinite-lived trademark in the performance coatings product line. The impairment charge was recorded within the restructuring and impairment charges caption in the consolidated statements of operations. No impairment of indefinite-lived trademarks was identified in connection with the 2008 or 2007 annual impairment tests.

50	THE LUBRIZOL CORPORATION

The following table shows the components of identifiable intangible assets at December 31, 2009 and 2008:

		2009		2008
(In Millions of Dollars)	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	17 years	$ 193.4	$57.5	$189.2	$44.1
Technology	15 years	134.0	48.5	160.3	66.9
Trademarks	16 years	31.1	10.3	30.3	8.3
Patents	11 years	11.2	6.1	10.2	4.6
Land-use rights and favorable lease arrangements	41 years	11.4	2.1	14.6	1.9
Non-compete agreements	5 years	0.8	0.3	1.0	0.3

Total amortized intangible assets		381.9	124.8	405.6	126.1
Non-amortized trademarks		82.5	–	81.5	–

Total		$464.4	$124.8	$487.1	$126.1

Annual intangible amortization expense for the next five years will approximate $25.1 million in 2010, $25.1 million in 2011, $24.6 million in 2012, $24.4 million in 2013 and $23.4 million in 2014.

Note 7 – DEBT

The company’s debt was comprised of the following at December 31, 2009 and 2008:

(In Millions of Dollars)	2009	2008
Short-term debt and current portion of long-term debt:
Current portion of long-term debt	$0.3	$386.3
Other short-term debt	–	4.9

	$0.3	$391.2

Long-term debt:
4.625% notes, due 2009, net of original issue discount of $0.1 million and fair value adjustment of $4.3 million for unrealized gains on derivative instruments at December 31, 2008	$–	$386.0
5.5% notes, due 2014, net of original issue discount of $1.6 million and $1.9 million at December 31, 2009 and 2008, respectively, and fair value adjustments of $3.3 million for unrealized gains on derivative instruments at December 31, 2009	451.7	448.1
8.875% notes, due 2019, net of original issue discount of $3.5 million at December 31, 2009	496.5	–
7.25% debentures, due 2025	100.0	100.0
6.5% debentures, due 2034, net of original issue discount of $4.6 million and $4.7 million at December 31, 2009 and 2008, respectively	295.4	295.3
Debt supported by banking arrangements:
U.S. revolving credit borrowing, at prime (3.25% at December 31, 2008)	–	75.0
Euro revolving credit borrowing, at EURIBOR plus 3.00% (3.625% at December 31, 2009) and EURIBOR plus .325% (3.036% at December 31, 2008)	45.8	34.9
Other	1.2	1.6

	1,390.6	1,340.9
Less: current portion of long-term debt	0.3	386.3

Total long-term debt	$1,390.3	$954.6

The scheduled principal payments for all outstanding debt are $0.3 million in 2010, $0.3 million in 2011, $46.2 million in 2012, $0.2 million in 2013, $450.0 million in 2014 and $900.0 million thereafter.

In July 2009, the company entered into a three-year, unsecured €150.0 million revolving credit facility maturing in July 2012. This new facility permits the company to borrow at variable rates based on EURIBOR for euro borrowings or LIBOR for dollar or pound sterling borrowings plus a specified credit spread. The company may elect to increase the facility amount once each year in increments of

THE LUBRIZOL CORPORATION	51

€10.0 million, up to an aggregate maximum of €200.0 million, subject to approval by the lenders. This new facility replaced the €250.0 million revolving credit facility that would have matured in September 2010. At December 31, 2009, the company had €118.0 million ($168.9 million) available under the revolving credit facility.

In March 2009, the company repurchased $177.0 million of the 4.625% notes due October 1, 2009, at a purchase price of 100.5% per note, resulting in a loss on retirement of $1.3 million. The loss on retirement resulting from the repurchase of the 4.625% notes was included in interest expense in the consolidated statements of operations.

In February 2009, the company entered into a $150.0 million term loan that it subsequently repaid in full in December 2009. The term loan was an unsecured, senior obligation of the company that bore interest based upon LIBOR plus a specified credit spread. The term loan was prepaid without penalty.

In January 2009, the company issued senior unsecured notes having an aggregate principal amount of $500.0 million at a price of 99.256%. The notes mature in February 2019 and bear interest at 8.875% per annum, payable semi-annually on February 1 and August 1 of each year. Including debt issuance costs, original issue discounts and losses on Treasury rate lock agreements, the notes have an effective annualized interest rate of approximately 9.2%. The notes include a step-up in interest payable in the event of certain ratings downgrades by credit rating agencies. Upon the occurrence of a change of control triggering event, as defined in the indenture, the company would be required to make an offer to repurchase the notes at 101% of their principal amount. The company used a portion of the net proceeds from these notes to repurchase $177.0 million of the 4.625% notes in March 2009 and repay in full on October 1, 2009, the remaining aggregate principal amount of the 4.625% notes.

In September 2006, the company entered into an amended five-year unsecured committed U.S. bank credit facility, which includes a $350.0 million revolving credit facility that matures in September 2011. This credit facility permits the company to borrow at variable rates based upon the U.S. prime rate or LIBOR plus a specified spread. The spread is dependent on the company’s long-term unsecured senior debt rating from Standard and Poor’s and Moody’s Investor Services. At December 31, 2009, the company had $350.0 million available under the revolving credit facility.

In September 2004, the company issued senior unsecured notes and debentures having an aggregate principal amount of $1,150.0 million including: $400.0 million 4.625% notes due October 1, 2009; $450.0 million 5.5% notes due October 1, 2014; and $300.0 million 6.5% debentures due October 1, 2034. The price to the public was 99.911% per 2009 note, 99.339% per 2014 note and 98.341% per 2034 debenture. The resulting original issue discount from the issuance of these notes and debentures of $8.3 million was recorded as a reduction of the underlying debt issuances and is being amortized over the life of the debt using the effective interest method. Interest is payable semi-annually on April 1 and October 1 of each year, beginning April 1, 2005. The notes and debentures have no sinking fund requirements. Including debt issuance costs, original issue discounts and losses on Treasury rate lock agreements, the 2009 notes, 2014 notes and 2034 debentures have effective annualized interest rates of approximately 5.3%, 6.3% and 6.7%, respectively, with a weighted-average interest rate for the aggregate issuances of approximately 6.1%.

In June 1995, the company issued debentures in an aggregate principal amount of $100.0 million. These debentures are unsecured, senior obligations of the company that mature on June 15, 2025, and bear interest at an annualized rate of 7.25%, payable semi-annually on June 15 and December 15 of each year. The debentures are not redeemable prior to maturity and are not subject to any sinking fund requirements.

The U.S. and euro bank credit agreements contain customary affirmative covenants including, among others, compliance with laws, payment of taxes, maintenance of insurance, conduct of business, keeping of books and records, maintenance of properties and ensuring the credit facilities receive the same rights and privileges as any future senior unsecured debt. The agreements also contain customary negative covenants including, among others, restrictions on: liens and encumbrances, sale of assets and affiliate transactions. Additionally, the company is required to comply with financial ratios of debt to consolidated earnings before interest, income taxes, depreciation and amortization, extraordinary, unusual or non-recurring non-cash gains or losses, including the sale of property and equipment and goodwill impairments, and non-cash gains or losses from less than wholly owned subsidiaries and investments (Consolidated EBITDA), as defined in the credit agreements, and Consolidated EBITDA to interest expense. At December 31, 2009, the credit agreements required that the ratio of debt to Consolidated EBITDA be less than 3.5:1 and the ratio of Consolidated EBITDA to interest expense be greater than 3.5:1. At December 31, 2009, the company maintained a ratio of debt to Consolidated EBITDA of 1.4:1 and a ratio of Consolidated EBITDA to interest expense of 8.9:1.

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

52	THE LUBRIZOL CORPORATION

regulations or the withdrawal or termination of a multiemployer benefit plan. At December 31, 2009, the company was in compliance with all of its covenants and had not committed any acts of default.

The estimated fair value of the company’s debt instruments at December 31, 2009 and 2008, approximated $1,561.8 million and $1,239.3 million, respectively, compared with a carrying value of $1,390.6 million and $1,345.8 million, respectively. The fair value of the company’s debt instruments was estimated using prevailing market interest rates on long-term debt with similar creditworthiness, terms and maturities.

At December 31, 2009 and 2008, the company had $31.6 million and $39.8 million, respectively, of contingent obligations under standby letters of credit issued in the ordinary course of business to financial institutions, customers and insurance companies to secure short-term support for a variety of commercial transactions, insurance and benefit programs.

Interest paid, net of amounts capitalized, was $84.5 million, $71.4 million and $91.5 million during 2009, 2008 and 2007, respectively. The amount of interest capitalized during 2009, 2008 and 2007 was $2.5 million, $4.1 million and $1.7 million, respectively.

Note 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The following table shows the location and fair value of derivative instruments reported in the consolidated balance sheets at December 31, 2009 and 2008 (in millions of dollars):

Asset Derivatives
	Balance Sheet Location	2009	2008
Derivatives designated as hedging instruments:
Interest rate swap agreements	Other current assets	$ –	$4.3
Commodity purchase contracts	Other current assets	0.1	–
Interest rate swap agreements	Other assets	3.3	–

		$ 3.4	$4.3

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$ –	$2.1

Liability Derivatives
	Balance Sheet Location	2009	2008
Derivatives designated as hedging instruments:
Treasury rate lock agreements	Accrued expenses and other current liabilities	$–	$20.0
Commodity purchase contracts	Accrued expenses and other current liabilities	2.6	5.5
Commodity purchase contracts	Noncurrent liabilities	–	1.5

		$2.6	$27.0

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$0.7	$0.3

THE LUBRIZOL CORPORATION	53

Fair Value Hedges

In May and June 2009, the company entered into three interest rate swap agreements, each with a notional amount of $50.0 million, that effectively converted the interest on $150.0 million of outstanding 5.5% notes due 2014 to a variable rate of six-month LIBOR plus 159 basis points. In November 2004, the company entered into four interest rate swap agreements, each with a notional amount of $50.0 million, that effectively converted the interest on $200.0 million of outstanding 4.625% notes due 2009 to a variable rate of six-month LIBOR plus 40 basis points. In June 2004, the company entered into two interest rate swap agreements, each with a notional amount of $100.0 million, that effectively converted the interest on $200.0 million of then outstanding 5.875% notes due 2008 to a variable rate of six-month LIBOR plus 111 basis points. These swaps are designated as fair value hedges of the underlying fixed-rate debt obligations.

The effective portions of gains and losses on interest rate swap agreements designated as fair value hedges and the offsetting losses or gains on the hedged liabilities recognized in current earnings during 2009, 2008 and 2007 were as follows (in millions of dollars):

Derivative	Location of Gain (Loss) Recognized in Earnings	2009	2008	2007
Interest rate swap agreements	Interest expense	$ (1.0)	$4.2	$5.3

Hedged Item	Location of Gain (Loss) Recognized in Earnings	2009	2008	2007
Long-term debt	Interest expense	$ 1.0	$ (4.2)	$ (5.3)

Cash Flow Hedges

The company uses commodity purchase contracts to manage its exposure to changes in the price for natural gas. At December 31, 2009 and 2008, the notional amounts of open contracts totaled $15.9 million and $20.9 million, respectively. Contract maturities are less than 24 months.

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

Losses upon termination of Treasury rate lock agreements are reported as a component within accumulated other comprehensive loss (AOCL) and reclassified into earnings over the term of the associated debt issuance. The unamortized balance of the Treasury rate lock agreements recorded in AOCL, net of tax, was $41.6 million and $47.5 million at December 31, 2009 and 2008, respectively.

The effective portions of gains and (losses) on derivative instruments designated as cash flow hedges recognized in other comprehensive income, net of tax, during 2009, 2008 and 2007 were as follows (in millions of dollars):

Derivative	2009	2008	2007
Commodity purchase contracts	$(2.9)	$(3.7)	$(0.8)
Treasury rate lock agreements	2.1	(12.8)	–

	$(0.8)	$(16.5)	$(0.8)

54	THE LUBRIZOL CORPORATION

The effective portions of pre-tax gains and (losses) on derivative instruments designated as cash flow hedges reclassified from AOCL into earnings during 2009, 2008 and 2007 were as follows (in millions of dollars):

Derivative	Location of Gain (Loss) Reclassified from AOCL into Earnings	2009	2008	2007
Commodity purchase contracts	Cost of sales	$(8.9)	$0.5	$(2.2)
Treasury rate lock agreements	Interest expense	(5.8)	(5.4)	(4.7)

		$(14.7)	$(4.9)	$(6.9)

The company estimates that it will reclassify into earnings during the next twelve months losses of approximately $5.0 million ($3.2 million net of tax) and $2.5 million ($1.6 million net of tax) from the amounts recorded in AOCL for Treasury rate lock agreements and commodity purchase contracts, respectively.

Derivative Instruments Not Designated as Hedges

The company selectively uses foreign currency forward contracts, in addition to working capital management, pricing and sourcing, to minimize the potential effect of currency changes on its earnings. The company’s principal currency exposures are the euro, the pound sterling, the Japanese yen and the Brazilian real. The company does not designate these foreign currency forward contracts as hedges, as the objective for entering into these contracts is to minimize the amount of transaction gains or losses that are included in current earnings arising from exchange rate changes. The maximum amount of foreign currency forward contracts outstanding at any one time was $33.3 million, $27.5 million and $94.3 million during 2009, 2008 and 2007, respectively. At December 31, 2009 and 2008, the notional amounts of open short-term forward contracts to buy or sell currencies were $10.2 million and $25.0 million, respectively. The company recognized (losses) gains on foreign currency forward contracts during 2009, 2008 and 2007 as follows (in millions of dollars):

Derivative	Location of (Loss) Gain Recognized in Earnings	2009	2008	2007
Foreign currency forward contracts	Other income-net	$(2.1)	$2.1	$(0.2)

Note 9 – OTHER BALANCE SHEET INFORMATION

(In Millions of Dollars)	2009	2008
Property and equipment - at cost:
Land and improvements	$178.8	$174.5
Buildings and improvements	508.5	458.0
Machinery and equipment	2,174.7	2,060.8
Construction in progress	98.7	184.7

	$2,960.7	$2,878.0

Depreciation expense of property and equipment was $145.1 million, $144.9 million and $137.1 million in 2009, 2008 and 2007, respectively.

(In Millions of Dollars)	2009	2008
Accrued expenses and other current liabilities:
Employee compensation	$142.8	$98.6
Taxes other than income	36.8	35.2
Interest	30.2	14.3
Income taxes	29.9	21.4
Sales allowances and rebates	22.3	29.7
Fair value of Treasury rate lock agreements	–	20.0
Other	54.2	60.5

	$316.2	$279.7

Dividends payable at December 31, 2009 and 2008, were $21.2 million and $20.8 million, respectively, and are included in accounts payable in the consolidated balance sheets.

THE LUBRIZOL CORPORATION	55

Note 10 – EQUITY

The company has 147.0 million authorized shares consisting of 2.0 million shares of serial preferred stock, 25.0 million shares of serial preference shares and 120.0 million common shares, each of which is without par value. Common shares outstanding exclude common shares held in treasury of 17.8 million and 18.9 million at December 31, 2009 and 2008, respectively.

Accumulated other comprehensive loss shown in the consolidated statements of equity at December 31, 2009 and 2008, is comprised of the following:

(In Millions of Dollars)	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains on Cash Flow Hedges	Unrecognized Pension Plan and Other Postretirement Benefit Costs	Accumulated Other Comprehensive (Loss) Income
Balance, January 1, 2007	$54.1	$(42.4)	$(72.5)	$(60.8)
Other comprehensive income:
Pretax	89.9	5.8	46.2	141.9
Tax provision	–	(2.1)	(14.1)	(16.2)

Total	89.9	3.7	32.1	125.7
Less: Amounts attributable to noncontrolling interests	5.5	–	0.4	5.9

Balance, December 31, 2007	138.5	(38.7)	(40.8)	59.0
Other comprehensive loss:
Pretax	(86.5)	(21.2)	(166.2)	(273.9)
Tax benefit	–	7.9	56.3	64.2

Total	(86.5)	(13.3)	(109.9)	(209.7)
Less: Amounts attributable to noncontrolling interests	(3.3)	–	(0.1)	(3.4)

Balance, December 31, 2008	55.3	(52.0)	(150.6)	(147.3)
Other comprehensive income:
Pretax	39.2	13.6	18.3	71.1
Tax provision	–	(4.8)	(5.7)	(10.5)

Total	39.2	8.8	12.6	60.6
Less: Amounts attributable to noncontrolling interests	1.4	–	(0.1)	1.3

Balance, December 31, 2009	$93.1	$(43.2)	$(137.9)	$(88.0)

Note 11 – FAIR VALUE MEASUREMENTS

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

The following table shows the company’s financial assets and liabilities accounted for at fair value on a recurring basis at December 31, 2009:

(In Millions of Dollars)	December 31, 2009	Level 1	Level 2	Level 3
Assets:
Money market mutual funds (1)	$700.7	$697.5	$3.2	$–
Interest rate swaps (2)	3.3	–	3.3	–
Commodity purchase contracts (3)	0.1	–	0.1	–

	$704.1	$697.5	$6.6	$–

Liabilities:
Commodity purchase contracts (3)	$2.6	$–	$2.6	$–
Foreign currency forward contracts (4)	0.7	–	0.7	–

	$3.3	$–	$3.3	$–

56	THE LUBRIZOL CORPORATION

The following table shows the company’s financial assets and liabilities accounted for at fair value on a recurring basis at December 31, 2008:

(In Millions of Dollars)	December 31, 2008	Level 1	Level 2	Level 3
Assets:
Money market mutual funds (1)	$59.7	$49.9	$9.8	$–
Interest rate swaps (2)	4.3	–	4.3	–
Foreign currency forward contracts (4)	2.1	–	2.1	–

	$66.1	$49.9	$16.2	$–

Liabilities:
Treasury rate lock agreements (2)	$20.0	$–	$20.0	$–
Commodity purchase contracts (3)	7.0	–	7.0	–
Foreign currency forward contracts (4)	0.3	–	0.3	–

	$27.3	$–	$27.3	$–

(1)	The company records the fair value of money market mutual funds within cash and cash equivalents and other assets. The fair value of money market mutual funds using quoted prices reported on various U.S. and international stock exchanges is classified as Level 1. The fair value of money market mutual funds held in inactive markets is corroborated through quoted prices in active markets for the fund’s underlying holdings, considering nonperformance and liquidity risks, and is classified as Level 2.

(2)	The fair value of interest rate swaps and Treasury rate lock agreements is calculated using models that discount the cash flows at each coupon adjustment date using the then-applicable forward interest rates.

(3)	The fair value of commodity purchase contracts is based on market forward rates and reflects the present value of the amount that the company would pay or receive for contracts involving the same notional amounts and maturity dates.

(4)	The fair value of foreign currency forward contracts is based on the difference between the contract prices and market forward rates.

The following table presents assets accounted for at fair value on a nonrecurring basis at December 31, 2009:

(In Millions of Dollars)	December 31, 2009	Level 1	Level 2	Level 3
Assets:
Long-lived assets	$3.8	$–	$–	$3.8
Assets held for sale	0.9	–	–	0.9
Indefinite-lived intangible assets	0.2	–	–	0.2

	$4.9	$–	$–	$4.9

During 2009, long-lived assets with a carrying value of $15.3 million were written down to their fair value of $3.8 million, resulting in an impairment loss of $11.5 million. The fair value of long-lived assets was determined by discounting the expected future cash flows attributable to the asset groups over their remaining useful lives. During 2009, assets held for sale with a carrying value of $2.2 million were written down to their fair value of $0.9 million, resulting in an impairment loss of $1.3 million. Assets held for sale include land and buildings and are valued using the company’s expected selling price, which is based on current market conditions and independent broker opinions, less costs to market and sell the assets. Refer to Note 14 for a further discussion of these impairment charges. During 2009, an indefinite-lived trademark with a carrying value of $0.5 million was written down to its fair value of $0.2 million.

Note 12 – BENEFIT PLANS

Pension Benefits

The company has noncontributory defined benefit pension plans covering most employees. Pension benefits under these plans are based on years of service and compensation.

During 2009, the company amended its non-union defined benefit pension plan in the United States to close the plan to new participants effective January 1, 2010. As part of this change, the company adopted a new defined contribution plan in the United States for the benefit of non-union employees hired after January 1, 2010.

During 2008, the company amended its defined benefit pension plan in the United Kingdom and terminated a supplemental defined benefit pension plan in France. The amendments to the plan in the United Kingdom closed the plan to new participants and modified the benefits available to active participants. The company terminated its supplemental defined benefit pension plan in France and settled all outstanding obligations under the plan in the fourth quarter of 2008. As part of these benefit changes, the company adopted new defined contribution plans for the benefit of its employees in the United Kingdom and France.

THE LUBRIZOL CORPORATION	57

The change in the projected benefit obligation and plan assets for 2009 and 2008 and the amounts recognized in the consolidated balance sheets at December 31 of the company’s defined benefit pension plans were as follows:

	2009			2008
(In Millions of Dollars)	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$482.4	$237.8	$720.2	$400.5	$326.6	$727.1
Service cost	21.5	8.2	29.7	18.6	11.9	30.5
Interest cost	27.7	14.4	42.1	25.7	17.4	43.1
Plan participants’ contributions	–	0.6	0.6	–	0.9	0.9
Actuarial loss (gain)	0.8	16.2	17.0	60.8	(20.2)	40.6
Currency exchange rate change	–	22.7	22.7	–	(60.3)	(60.3)
Plan amendments	0.7	0.1	0.8	1.7	–	1.7
Special termination benefits	–	0.3	0.3	–	4.2	4.2
Settlements / curtailments	–	–	–	–	(2.9)	(2.9)
Benefits paid	(36.6)	(15.5)	(52.1)	(24.9)	(39.8)	(64.7)

Projected benefit obligation at end of year	496.5	284.8	781.3	482.4	237.8	720.2

Change in Plan Assets:
Fair value of plan assets at beginning of year	221.9	157.1	379.0	299.6	232.8	532.4
Actual return on plan assets	45.7	27.1	72.8	(70.3)	(35.1)	(105.4)
Employer contributions	29.4	23.8	53.2	17.5	44.2	61.7
Plan participants’ contributions	–	0.6	0.6	–	0.9	0.9
Currency exchange rate change	–	17.9	17.9	–	(45.9)	(45.9)
Benefits paid	(36.6)	(15.5)	(52.1)	(24.9)	(39.8)	(64.7)

Fair value of plan assets at end of year	260.4	211.0	471.4	221.9	157.1	379.0

Funded Status	$(236.1)	$(73.8)	$(309.9)	$(260.5)	$(80.7)	$(341.2)

Amounts recognized in the consolidated balance sheets:
Other assets	$–	$2.3	$2.3	$–	$0.5	$0.5
Accrued expenses and other current liabilities	(2.3)	(0.6)	(2.9)	(0.4)	(1.2)	(1.6)
Pension obligations	(233.8)	(75.5)	(309.3)	(260.1)	(80.0)	(340.1)

Funded Status	$(236.1)	$(73.8)	$(309.9)	$(260.5)	$(80.7)	$(341.2)

The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $770.1 million and $457.9 million, respectively, at December 31, 2009, and $717.2 million and $375.5 million, respectively, at December 31, 2008.

The accumulated benefit obligation for all defined benefit pension plans was $621.1 million and $569.4 million at December 31, 2009 and 2008, respectively. The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $601.8 million and $445.3 million, respectively, at December 31, 2009, and $552.1 million and $358.2 million, respectively, at December 31, 2008.

Net periodic pension cost of the company’s defined benefit pension plans consists of:

	2009
(In Millions of Dollars)	U.S. Plans	Non- U.S. Plans	Total
Service cost	$21.5	$8.2	$29.7
Interest cost on projected benefit obligation	27.7	14.4	42.1
Expected return on plan assets	(23.7)	(12.7)	(36.4)
Amortization of prior service costs	2.4	0.4	2.8
Amortization of initial net obligation	–	0.1	0.1
Recognized net actuarial loss	4.6	1.2	5.8
Settlement / curtailment loss	–	0.4	0.4

Net periodic pension cost	$32.5	$12.0	$44.5

58	THE LUBRIZOL CORPORATION

	2008
(In Millions of Dollars)	U.S. Plans	Non- U.S. Plans	Total
Service cost	$18.6	$11.9	$30.5
Interest cost on projected benefit obligation	25.7	17.4	43.1
Expected return on plan assets	(22.6)	(14.6)	(37.2)
Amortization of prior service costs	2.2	0.8	3.0
Amortization of initial net obligation	–	0.1	0.1
Recognized net actuarial loss	0.9	2.0	2.9
Settlement / curtailment loss	–	5.8	5.8

Net periodic pension cost	$24.8	$23.4	$48.2

	2007
(In Millions of Dollars)	U.S. Plans	Non- U.S. Plans	Total
Service cost	$18.8	$12.7	$31.5
Interest cost on projected benefit obligation	24.0	16.0	40.0
Expected return on plan assets	(21.9)	(12.8)	(34.7)
Amortization of prior service costs	2.1	0.7	2.8
Amortization of initial net obligation	–	0.1	0.1
Recognized net actuarial loss	1.0	4.1	5.1

Net periodic pension cost	$24.0	$20.8	$44.8

The company’s weighted-average actuarial assumptions used to determine pension benefit obligations for its U.S. and non-U.S. defined benefit pension plans were as follows:

	December 31, 2009			December 31, 2008
	U.S. Plans	Non- U.S. Plans	Combined	U.S. Plans	Non- U.S. Plans	Combined
Discount rate	5.88%	5.55%	5.76%	5.96%	5.90%	5.94%
Rate of compensation increase	4.26%	3.98%	4.16%	4.27%	4.00%	4.18%

The company’s weighted-average assumptions used to determine net periodic pension cost were as follows:

	2009			2008
	U.S. Plans	Non- U.S. Plans	Combined	U.S. Plans	Non- U.S. Plans	Combined
Discount rate	5.96%	5.90%	5.94%	6.67%	5.61%	6.19%
Expected long-term return on plan assets	8.25%	6.71%	7.61%	8.25%	6.86%	7.64%
Rate of compensation increase	4.27%	4.00%	4.18%	4.29%	3.97%	4.15%

				2007
				U.S. Plans	Non- U.S. Plans	Combined
Discount rate				6.25%	4.89%	5.63%
Expected long-term return on plan assets				8.25%	6.63%	7.56%
Rate of compensation increase				4.29%	3.63%	3.99%

The investment objective of the funded pension plans is to assure the timely payment of promised benefits at a minimum cost consistent with prudent standards of investment, given the adequacy of each plan’s funding and the age of each entity’s work force. The plans utilize diversified investment portfolios and seek to earn returns consistent with a reasonable level of risk. The long-term expected return on plan assets used to determine the net periodic pension cost is based upon each plan’s investment allocation and anticipated returns for specific investment classes.

As long-term asset allocation is recognized as the primary determinant of performance, the company follows an asset allocation target of 25% large-cap equity securities, 25% mid/small-cap equity securities, 20% international equity securities, and 30% fixed income securities for its U.S. plans. The company employs a liability driven investment strategy for its U.S. fixed income securities that attempts to match investment cash flows with future benefit payments, thereby reducing volatility in the plans’ funded status due to interest rate

THE LUBRIZOL CORPORATION	59

changes. The weighted average asset allocation target for non-U.S. plans is 49% equity securities and 51% fixed income securities. Fixed income securities include government and corporate debt securities and insurance contracts. Allocations are reviewed regularly and investments are rebalanced as necessary to remain within an acceptable range of the allocation targets.

Approved pension plan investments include equities, fixed-income securities, real estate, cash and cash equivalent instruments and such other instruments as the company may approve. Investments in tax-exempt securities, commodities and options (other than covered calls), and the use of leverage are prohibited. Plan investment managers may use foreign currency forward contracts to hedge currency risks and interest rate swaptions to achieve the overall desired interest rate duration and positions. Any other use of derivative instruments must be approved by the company.

The market values of pension plan assets periodically are compared to the value of plan benefit obligations. The future value of assets, as calculated based on the expected long-term rate of return, also are compared to expected future plan benefit distributions and contributions to determine the sufficiency of expected plan funding levels. Investment asset allocation targets are revised as appropriate.

The following table shows the major categories of U.S. pension plan assets at December 31, 2009, accounted for at fair value:

(In Millions of Dollars)	December 31, 2009	Level 1	Level 2	Level 3
Equity securities (1):
Large cap	$60.7	$60.7	$–	$–
Mid/small cap	64.5	42.6	21.9	–
International	51.7	12.2	39.5	–
Fixed-income securities (2):
Government debt securities	27.2	–	27.2	–
Corporate debt securities	43.4	–	43.4	–
International corporate debt securities	7.1	–	7.1	–
Derivatives:
Interest rate swaptions (3)	(0.1)	–	(0.1)	–
Cash and cash equivalents	5.9	5.9	–	–

	$260.4	$121.4	$139.0	$–

The following table shows the major categories of non-U.S. pension plan assets at December 31, 2009, accounted for at fair value:

(In Millions of Dollars)	December 31, 2009	Level 1	Level 2	Level 3
Equity securities (1)	$110.2	$10.2	$100.0	$–
Fixed-income securities:
Government debt securities (2)	24.5	–	24.5	–
Corporate debt securities (2)	37.3	–	37.3	–
Guaranteed insurance contracts (4)	25.0	–	25.0	–
Derivatives:
Foreign exchange contracts (5)	0.1	–	0.1	–
Precious metals mutual funds (1)	1.4	1.4	–	–
Cash and cash equivalents	12.5	12.5	–	–

	$211.0	$24.1	$186.9	$–

(1)	The fair value of equity securities and mutual funds using quoted prices reported on various U.S. and international stock exchanges is classified as Level 1. The fair value of common / collective equity funds determined based on the quoted prices of the underlying investments is classified as Level 2.
(2)	The fair value of government and corporate debt securities is determined through models that consider various assumptions, including time value, yield curves, credit ratings and current market prices. Corporate, state and political debt securities are valued using a matrix pricing in which securities are benchmarked against the treasury rate based on credit ratings.
(3)	Swaptions are financial instruments that provide the option to enter into an interest rate swap contract before the start date of the swap. The fair value of interest rate swaptions is based on Black-Scholes models that incorporate the applicable forward interest rates and volatilities.

60	THE LUBRIZOL CORPORATION

(4)	The guaranteed insurance contracts invest in high quality government and corporate bonds. The fair value of guaranteed insurance contracts is determined by discounting the cash flows of the underlying investments based on their current yields.
(5)	The fair value of foreign currency forward contracts is based on the difference between the contract prices and market forward rates.

Postretirement Benefits

The company also provides certain non-pension postretirement benefits, primarily health care and life insurance benefits, for retired employees. Most of the legacy Lubrizol full-time employees in the United States may become eligible for health care benefits upon retirement. Full-time employees who retired between January 1, 1992, and December 31, 2002, also are eligible for life insurance benefits. Participants contribute a portion of the cost of these benefits. The company’s non-pension postretirement benefit plans are not funded.

The company’s defined benefit non-pension postretirement plan liabilities predominately relate to U.S. plans. The change in the projected benefit obligation and plan assets for 2009 and 2008 and the amounts recognized in the consolidated balance sheets at December 31 of the company’s defined benefit non-pension postretirement plans were as follows:

(In Millions of Dollars)	2009	2008
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$87.9	$97.2
Service cost	1.4	1.8
Interest cost	5.6	5.9
Plan participants’ contributions	4.3	5.2
Actuarial loss (gain)	5.0	(6.5)
Currency exchange rate change	2.0	(2.7)
Settlements / curtailments	–	(0.5)
Plan amendments	–	(3.6)
Benefits paid	(8.1)	(8.9)

Projected benefit obligation at end of year	98.1	87.9

Change in Plan Assets:
Fair value of plan assets at beginning of year	–	–
Employer contributions	3.8	3.7
Plan participants’ contributions	4.3	5.2
Benefits paid	(8.1)	(8.9)

Fair value of plan assets at end of year	–	–

Funded Status	$(98.1)	$(87.9)

Net amounts recognized in the consolidated balance sheets:
Accrued expenses and other current liabilities	(5.4)	(4.8)
Other postretirement benefit obligations	(92.7)	(83.1)

Funded Status	$(98.1)	$(87.9)

Net periodic non-pension postretirement benefit cost consists of:

(In Millions of Dollars)	2009	2008	2007
Service cost	$1.4	$1.8	$1.8
Interest cost on projected benefit obligation	5.6	5.9	5.8
Amortization of prior service credits	(7.0)	(6.8)	(6.7)
Amortization of initial net obligation	0.4	0.4	0.4
Recognized net actuarial loss	0.3	0.8	1.3
Settlement / curtailment gain	–	(0.6)	–

Net periodic non-pension postretirement benefit cost	$0.7	$1.5	$2.6

THE LUBRIZOL CORPORATION	61

The weighted-average discount rates used to determine net periodic non-pension postretirement benefit cost were 6.56%, 6.45% and 5.99% for the years ended December 31, 2009, 2008 and 2007, respectively. The weighted-average discount rates used to determine the company’s other postretirement benefit obligations were 5.89% and 6.56% at December 31, 2009 and 2008, respectively. The weighted-average of the assumed health care cost trend rates used to determine the company’s other postretirement benefit obligations were 7.30% and 7.72% at December 31, 2009 and 2008, respectively, with subsequent annual decrements to an ultimate trend rate of 5.15% by 2015. The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rate would have the following effects as of and for the year ended December 31, 2009:

	One-Percentage-Point
(In Millions of Dollars)	Increase	Decrease
Effect on postretirement benefit obligation	$9.5	$(8.1)
Effect on total service and interest cost components	$0.8	$(0.7)

The amount of net loss, prior service cost and transition obligation recognized in accumulated other comprehensive loss related to the company’s defined benefit pension and other postretirement benefit plans is comprised of the following:

	Pension Plans			Non-Pension Postretirement Plans
(In Millions of Dollars)	Actuarial Net Loss	Prior Service Cost	Transition Obligation	Actuarial Net Loss	Prior Service Cost	Transition Obligation	Total
Balance at January 1, 2008	$(31.8)	$(17.4)	$(0.2)	$(13.6)	$23.9	$(1.7)	$(40.8)
Reclassification adjustments:
Pretax	2.9	3.0	0.1	0.8	(6.8)	0.4	0.4
Tax benefit (provision)	(0.9)	(1.0)	–	(0.3)	2.5	(0.1)	0.2

Total	2.0	2.0	0.1	0.5	(4.3)	0.3	0.6

Adjustment to recognize changes in actuarial assumptions:
Pretax	(174.8)	(1.7)	–	6.4	3.6	–	(166.5)
Tax benefit (provision)	58.9	0.6	–	(2.1)	(1.3)	–	56.1

Total	(115.9)	(1.1)	–	4.3	2.3	–	(110.4)

Balance at December 31, 2008	(145.7)	(16.5)	(0.1)	(8.8)	21.9	(1.4)	(150.6)
Reclassification adjustments:
Pretax	5.8	2.8	0.1	0.3	(7.0)	0.4	2.4
Tax (provision) benefit	(2.0)	(1.0)	–	(0.1)	2.5	(0.1)	(0.7)

Total	3.8	1.8	0.1	0.2	(4.5)	0.3	1.7

Adjustment to recognize changes in actuarial assumptions:
Pretax	21.5	(0.7)	–	(4.8)	–	–	16.0
Tax (provision) benefit	(7.1)	0.3	–	1.8	–	–	(5.0)

Total	14.4	(0.4)	–	(3.0)	–	–	11.0

Balance at December 31, 2009	$(127.5)	$(15.1)	$–	$(11.6)	$17.4	$(1.1)	$(137.9)

The company amortizes gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, over the average remaining service period of participating employees expected to receive benefits under the plans. The amount of net loss, prior service cost and transition obligation that is expected to be recognized as a component of net periodic pension cost in 2010 is $7.2 million, $2.8 million and $0.1 million, respectively. The amount of net loss, prior service credit and transition obligation that is expected to be recognized as a component of net periodic non-pension postretirement benefit cost in 2010 is $0.6 million, $(5.7) million and $0.4 million, respectively.

The company’s funding policy in the United States is to contribute amounts to satisfy the funding standards of the Internal Revenue Code of 1986, as amended, and the Employee Retirement Income Security Act of 1974, as amended. Outside of the United States, the company’s policy is to fund amounts in accordance with local regulations. Several of the company’s smaller defined benefit plans are not funded. The company expects to contribute $61.0 million to its defined benefit pension plans in 2010. The company expects to contribute $5.4 million to its defined benefit non-pension postretirement plans in 2010. The expected contributions to these plans represent an actuarial estimate of future assumed payments based on historic retirement and payment patterns. Actual amounts paid could differ from this estimate.

62	THE LUBRIZOL CORPORATION

The following table shows the benefits expected to be paid in each of the next five years and the aggregate benefits expected to be paid for the subsequent five years:

(In Millions of Dollars)	Pension Benefits	Other Benefits	Total Benefits
2010	$35.7	$5.4	$41.1
2011	53.5	5.9	59.4
2012	40.6	6.2	46.8
2013	42.5	6.5	49.0
2014	46.5	6.9	53.4
2015 – 2019	270.6	38.8	309.4

The other benefits in the above table are presented net of expected Medicare Part D subsidy payments of $0.7 million in 2010, $0.8 million in 2011, $0.8 million in 2012, $0.9 million in 2013, $1.0 million in 2014 and $5.0 million in 2015 – 2019.

Profit Sharing Plans

The company also has defined contribution plans, principally involving profit sharing plans and 401(k) savings plans, covering most employees in the United States and at certain non-U.S. subsidiaries. Expense for all defined contribution retirement plans was $15.1 million, $15.6 million and $15.2 million in 2009, 2008 and 2007, respectively.

Deferred Compensation Plans

The company provides non-qualified deferred compensation plans to its officers and nonemployee directors into which participants may defer a portion of their compensation, including salary, bonuses, performance-based and restricted share units and directors’ fees. The deferred compensation plans are not funded formally, but participants may elect to allocate their deferrals in accounts that mirror the investment funds and returns within the company’s 401(k) savings plan. Changes in value of undistributed deferred compensation from credited investment returns or losses are recognized in current earnings. Participants elect to receive payment at a specified date, or between 6 and 12 months after separation from service. All distributions are made in cash, except for performance-based and restricted share units that are settled in stock, in the form of a single lump sum or periodically over a period of up to 20 years. Undistributed deferred compensation totaled $38.6 million and $22.0 million at December 31, 2009 and 2008, respectively, and was recorded within noncurrent liabilities. The company maintains company-owned life insurance policies as a mechanism to fund informally its deferred compensation plans. The cash surrender value of these policies totaled $28.0 million and $17.0 million at December 31, 2009 and 2008, respectively, and was recorded within other assets.

Note 13 – STOCK-BASED COMPENSATION

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

The 2005 Plan provides each nonemployee director of the company an automatic annual grant of restricted share units worth approximately $0.1 million based on the fair market value of the company’s common shares on the date of each annual meeting of shareholders. A pro-rata number of restricted share units are granted to directors appointed between annual meetings of shareholders. All of these restricted share units vest on the date of the next annual meeting of shareholders. The fair value of restricted share units is based on the closing price of the company’s common shares on the date of grant. There were 15,439, 10,152 and 10,755 restricted share units granted during 2009, 2008 and 2007, respectively.

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

THE LUBRIZOL CORPORATION	63

Options outstanding as of December 31, 2009, and changes during the year ended December 31, 2009, were as follows:

	Shares Underlying Options	Weighted- Average Exercise Price
Outstanding, January 1, 2009	2,720,912	$37.45
Granted	438,600	$27.77
Exercised	(984,159)	$33.44
Forfeited	(14,501)	$49.35

Outstanding, December 31, 2009	2,160,852	$37.23

Options exercisable, December 31, 2009	1,596,627	$37.88

The aggregate intrinsic value of options outstanding at December 31, 2009, based on the company’s closing stock price on the last trading day of 2009, which would have been received by the option holders had all options been exercised on that date, was $77.2 million. The aggregate intrinsic value of options exercisable at December 31, 2009, based on the company’s closing stock price on the last trading day of 2009, which would have been received by the option holders had all options exercisable been exercised on that date, was $55.9 million. The total intrinsic value of stock options exercised was $28.1 million, $3.2 million and $26.8 million in 2009, 2008 and 2007, respectively. Intrinsic value is the amount by which the company’s closing share price exceeds the exercise price of the options multiplied by the number of in-the-money options.

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 20 – $ 30	439,275	8.7 years	$27.79	23,175	$28.13
$ 30 – $ 40	1,107,477	3.1 years	$33.08	1,107,477	$33.08
$ 40 – $ 50	215,400	6.0 years	$43.07	215,400	$43.07
$ 50 – $ 60	398,700	7.7 years	$56.04	250,575	$55.58

	2,160,852			1,596,627

The weighted-average remaining contractual term of options outstanding and exercisable at December 31, 2009, was 5.4 years and 4.2 years, respectively.

The fair value of stock options are estimated using the Black-Scholes option pricing model. There were 438,600, 253,100 and 213,200 stock options granted during 2009, 2008 and 2007, respectively. Options under the 2005 Plan have been granted to employees at fair market value at the date of grant. The weighted-average assumptions used to value the stock options granted during 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Risk-free interest rate	2.8%	3.5%	4.8%
Dividend yield	4.5%	2.1%	2.0%
Expected volatility	27.9%	20.0%	17.8%
Expected life (years)	6.5	6.5	10.0
Weighted-average fair value of options granted during the year	$5.03	$12.27	$14.68

64	THE LUBRIZOL CORPORATION

The fair value of performance-based share units is based on the closing price of the company’s common shares on the date of grant. The company granted 290,520, 116,990 and 129,930 performance-based share units during the years ended December 31, 2009, 2008 and 2007, respectively. There are no voting or dividend rights associated with the performance-based share units until the end of the performance period and a distribution of shares from the 2005 Plan, if any, is made. Nonvested performance-based share units at December 31, 2009, and changes during the year ended December 31, 2009, were as follows:

	Share Units	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2009	232,161	$53.07
Granted	290,520	$27.77
Performance increase	519,544	$41.28
Vested	(234,536)	$53.07
Forfeited	(33,111)	$41.96

Nonvested at December 31, 2009	774,578	$36.15

The following table identifies the number of shares expected to be issued based on current expectations of performance and the stock price on the date of grant for the nonvested performance-based share units outstanding at December 31, 2009:

Performance Period	Expected Number of Units to be Issued	Weighted- Average Grant Date Fair Value
2007 – 2009	234,536	$53.07
2008 – 2010	211,528	$58.45
2009 – 2011	563,050	$27.77

The company is using previously purchased treasury shares for all net shares issued for option exercises and performance-based and restricted share units. During the year ended December 31, 2009, the award for the 2006-2008 performance period was distributed resulting in the issuance of 172,381 common shares and the deferral of 112,411 common shares into a deferred compensation plan. During the year ended December 31, 2008, the award for the 2005-2007 performance period was distributed resulting in the issuance of 134,578 shares and the deferral of 96,969 shares into a deferred compensation plan. During the year ended December 31, 2007, the award for the 2004-2006 performance period was distributed resulting in the issuance of 178,541 shares.

The terms of the performance-based share units granted to international employees states that payment will be in cash at the end of the performance period. As such, liability accounting is used for these awards and compensation expense is calculated based on the company’s common share price. In addition, some international employees received stock-based awards in prior years that are similar to stock appreciation rights. The value of these awards is based on the company’s common share price and is paid in cash upon exercise. A portion of these awards expires through 2014, while the remainder expires upon retirement. At December 31, 2009, the unexercised portion of these fully vested awards was accounted for as a liability. Compensation expense (credits) recognized in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 related to these stock-based liability awards was $10.4 million, $(3.7) million and $0.2 million, respectively.

Total stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 was $31.8 million, $7.6 million and $20.7 million, respectively. The related tax benefit for the years ended December 31, 2009, 2008 and 2007 was $11.1 million, $2.6 million and $7.2 million, respectively. At December 31, 2009, there was $16.8 million of total pre-tax unrecognized compensation cost related to all stock-based awards that were not vested. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Note 14 – RESTRUCTURING AND IMPAIRMENT CHARGES

2009 Activities

During the year ended December 31, 2009, the company recorded aggregate restructuring and impairment charges of $30.4 million primarily related to severance and benefits associated with organizational restructuring decisions, which increased operating efficiencies and improved profitability. Additionally, the company recorded long-lived asset impairment charges primarily related to the write-off of preliminary process engineering design work associated with its plans, announced in March 2008, to build a lubricant additives plant in China. Due to lower expected demand caused by the global recession, significant uncertainty arose regarding the timing of the China

THE LUBRIZOL CORPORATION	65

project and resulted in revisions to the scope and location of the plant. As a result, the recoverability of the asset for preliminary process engineering design work performed was affected adversely and the associated asset was impaired. Further, the company recorded long-lived asset impairment and severance and benefit charges related to its decision to cease manufacturing at two U.S. facilities within the performance coatings and engineered polymers product lines of the Lubrizol Advanced Materials segment. Manufacturing of engineered polymers products at one of the closed facilities will be transferred to other facilities to improve the utilization of existing assets. The remaining charges primarily related to the closing of a Lubrizol Additives blending, packaging and warehouse site in Ontario, Canada that was announced in 2008. The company recorded an impairment charge associated with this facility closure as a result of the decline in fair value of the assets held for sale. The company expects to record an additional $7.0 million of restructuring charges related to this facility closure in 2010 upon the final settlement of the related employee benefit plans.

Collectively, these organizational restructuring decisions, long-lived asset impairments and plant closures resulted in impairment charges of $13.1 million, exit costs of $0.3 million and severance and benefits of $17.0 million for the year ended December 31, 2009.

2008 Activities

In 2008, restructuring and impairment charges included $363.0 million related to a goodwill impairment charge associated with the company’s engineered polymers and performance coatings product lines. Refer to Note 6 for further discussion of this impairment charge.

Business improvement initiatives and impairments of long-lived assets primarily within the performance coatings product line of the Lubrizol Advanced Materials segment resulted in restructuring and impairment charges of $25.4 million during 2008. The company completed the disposition of a textile compounding plant and recognized an asset impairment for a textile coatings production line in the first quarter of 2008. In the second quarter of 2008, the company announced additional steps to improve the profitability of its U.S. performance coatings business. Manufacturing of certain products at various locations ceased or was transferred to more efficient production facilities in order to align manufacturing with its end-use markets. In addition, the company restructured the sales, marketing and research and development organizations within the performance coatings product line. In the fourth quarter of 2008, the company recorded an impairment charge associated with long-lived assets in the performance coatings product line as a result of declining demand in its textile applications.

In the third quarter of 2008, the company decided to close a Lubrizol Additives blending, packaging and warehouse facility in Ontario, Canada that resulted in charges of $5.6 million. Operations at the facility ended in June 2009.

Collectively, these business improvement initiatives, long-lived asset impairments and plant closures resulted in impairment charges of $20.0 million, exit costs of $0.4 million and severance and benefits of $10.6 million for the year ended December 31, 2008.

2007 Activities

In 2007, the company recorded aggregate restructuring and impairment charges of $1.5 million. Restructuring and impairment charges of $3.5 million primarily related to asset impairment charges in the Lubrizol Advanced Materials segment, partially offset by a $2.0 million gain recorded on the sale of a Lubrizol Additives manufacturing facility located in Bromborough, United Kingdom.

The charges for these cost reduction initiatives and impairments are reported within the line item “Restructuring and impairment charges” in the consolidated statements of operations.

The following tables show the reconciliation of the restructuring liability beginning from January 1, 2007, to December 31, 2009, by major restructuring activity:

(In Millions of Dollars)	Liability January 1, 2009	Restructuring and Impairment Charges	Cash Paid	Non-cash Adjustments	Liability December 31, 2009
Corporate organizational restructuring	$–	$15.4	$(13.5)	$–	$1.9
Long-lived asset impairments	–	7.9	–	(7.9)	–
Lubrizol Advanced Materials plant closures and workforce reductions	–	4.9	–	(3.9)	1.0
Performance coatings 2008 business improvement initiatives	0.9	(0.1)	(0.7)	–	0.1
Lubrizol Additives plant closure and workforce reductions	0.7	2.3	(1.7)	(1.3)	–
Noveon International, Inc. restructuring liabilities assumed	0.5	–	(0.5)	–	–

	$2.1	$30.4	$(16.4)	$(13.1)	$3.0

66	THE LUBRIZOL CORPORATION

(In Millions of Dollars)	Liability January 1, 2008	Restructuring and Impairment Charges	Cash Paid	Non-cash Adjustments	Liability December 31, 2008
Performance coatings 2008 business improvement initiatives	$–	$19.8	$(4.1)	$(14.8)	$0.9
Lubrizol Advanced Materials plant closures, production line impairments and workforce reductions	0.4	5.6	(0.7)	(5.3)	–
Lubrizol Additives plant closure and workforce reductions	–	5.6	(0.2)	(4.7)	0.7
Bromborough, U.K. plant closure and sale	0.1	–	–	(0.1)	–
Noveon International, Inc. restructuring liabilities assumed	0.5	–	–	–	0.5

	$1.0	$31.0	$(5.0)	$(24.9)	$2.1

For the year ended December 31, 2008, $4.5 million of restructuring and impairment charges associated with the Lubrizol Additives plant closure and workforce reductions have been reflected as a non-cash adjustment within the reconciliation above as the resulting liability has been reclassified to pension obligations at December 31, 2008.

(In Millions of Dollars)	Liability January 1, 2007	Restructuring and Impairment Charges	Cash Paid	Non-cash Adjustments	Liability December 31, 2007
Bromborough, U.K. plant closure and sale	$1.0	$(0.7)	$(0.1)	$(0.1)	$0.1
Lubrizol Advanced Materials plant closures, production line impairments and workforce reductions	0.7	4.1	(1.0)	(3.4)	0.4
Corporate/other workforce reductions	0.2	0.1	(0.3)	–	–
Noveon International, Inc. restructuring liabilities assumed	0.9	–	(0.4)	–	0.5

	$2.8	$3.5	$(1.8)	$(3.5)	$1.0

Note 15 – OTHER INCOME – NET

(In Millions of Dollars)	2009	2008	2007
Currency (losses) gains	$(1.4)	$16.4	$4.0
Equity earnings of non-consolidated companies	4.9	2.3	1.2
Gain on sale of non-consolidated companies	4.1	–	–
Gain on sale of Bayport, Texas property	–	–	5.0
Other – net	8.8	3.9	5.0

	$16.4	$22.6	$15.2

Dividends received from non-consolidated companies were $4.7 million, $1.4 million and $0.9 million in 2009, 2008 and 2007, respectively.

Note 16 – INCOME TAXES

Income (loss) before income taxes consists of the following:

(In Millions of Dollars)	2009	2008	2007
United States	$300.5	$(180.0)	$131.0
Foreign	425.3	197.0	274.4

	$725.8	$ 17.0	$405.4

THE LUBRIZOL CORPORATION	67

The provision for income taxes consists of the following:

(In Millions of Dollars)	2009	2008	2007
Current:
United States:
Federal	$ 98.8	$ 32.9	$ 32.1
State	9.4	2.8	3.6
Foreign	87.7	71.8	59.7

	195.9	107.5	95.4

Deferred:
United States:
Federal	13.0	(15.7)	12.5
State	(0.4)	(2.1)	0.7
Foreign	3.1	(13.8)	7.0

	15.7	(31.6)	20.2

	$ 211.6	$ 75.9	$ 115.6

The differences between the provision for income taxes at the U.S. statutory rate and the tax shown in the consolidated statements of operations are summarized as follows:

(In Millions of Dollars)	2009	2008	2007
Tax at statutory rate of 35%	$254.0	$5.9	$141.9
Goodwill impairment	–	86.4	–
U.S. tax cost of foreign dividends	14.7	10.3	4.2
State and local income taxes	5.8	0.5	2.8
Impact of currency (gains) losses	(10.5)	11.3	(5.4)
Impact of foreign operations	(43.1)	(32.7)	(26.6)
U.S. research credit	(3.3)	(2.8)	(2.7)
Uncertain tax positions	0.7	(3.6)	1.3
Corporate owned life insurance	(0.5)	2.1	–
U.S. manufacturing deduction	(6.4)	(0.7)	(1.7)
U.S. tax benefit on exports	–	–	(0.5)
Other – net	0.2	(0.8)	2.3

	$211.6	$75.9	$115.6

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

(In Millions of Dollars)	2009	2008
Deferred tax assets:
Pension and other postretirement benefits	$142.5	$144.4
Accrued compensation and benefits	48.6	36.6
Inventory	29.4	30.0
Cash flow hedges	23.5	28.2
Net operating losses and tax credits carried forward	16.6	27.9
Other	29.7	37.2

Total gross deferred tax assets	290.3	304.3
Less: valuation allowance	(10.5)	(10.4)

Net deferred tax assets	279.8	293.9

Deferred tax liabilities:
Depreciation and other basis differences	213.6	206.6
Foreign subsidiary and affiliate undistributed earnings	8.9	5.4
Other	13.3	15.3

Total deferred tax liabilities	235.8	227.3

Net deferred tax assets	$44.0	$66.6

68	THE LUBRIZOL CORPORATION

At December 31, 2009, the company had U.S. tax credit carryforwards and state and foreign net operating loss carryforwards (NOLs). The company’s U.S. tax credits totaled $8.1 million, which expire in 2018. The company had $1.7 million of state tax benefits from NOLs that expire in 2010 through 2028. Foreign NOLs totaled $23.1 million, of which $16.7 million expire in 2010 through 2024 and $6.4 million have an indefinite life. Additionally, the company has incurred losses in a foreign jurisdiction where realization of the future economic benefit is so remote that the benefit is not reflected as a deferred tax asset.

U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries, which are considered to be indefinitely reinvested in the operations of such subsidiaries. The amount of these earnings was approximately $999.4 million at December 31, 2009. Determination of the net amount of unrecognized taxes with respect to these earnings is not practicable.

Income taxes paid were $180.3 million, $88.1 million and $81.4 million during 2009, 2008 and 2007, respectively.

On January 1, 2007, the company adopted new recognition and measurement principles related to the economic benefit of tax positions taken or expected to be taken in a tax return. The company only recognizes the economic benefit associated with a tax position taken or expected to be taken if it is more likely than not that a tax position ultimately will be sustained. After this threshold is met, a tax position is reported at the largest amount of benefit that is more likely than not to be ultimately sustained. Following is a reconciliation of unrecognized tax benefits for the years December 31, 2009, 2008 and 2007:

(In Millions of Dollars)	2009	2008	2007
Balance at January 1	$50.0	$59.3	$57.8
Additions:
Current year tax positions	5.6	6.9	9.2
Prior year tax positions	1.6	2.2	3.1
Reductions for prior year tax positions	(0.5)	(9.3)	(4.4)
Expirations of statutes of limitations	(6.1)	(6.5)	(10.8)
Settlements	(0.4)	(0.4)	(0.1)
Currency exchange rate change	1.5	(2.2)	4.5

Balance at December 31	$51.7	$50.0	$59.3

At December 31, 2009, the company had gross unrecognized tax benefits of $51.7 million, of which $44.7 million, if recognized, would have affected the effective tax rate. The company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. Gross interest expense totaled $3.7 million in 2009, $3.4 million in 2008, and $4.2 million in 2007. Gross interest income totaled $2.9 million for 2009, $3.2 million for 2008, and $3.2 million for 2007. At December 31, 2009 and 2008, the company accrued $8.5 million and $7.9 million, respectively, for the potential payment of interest and penalties.

The majority of the company’s unrecognized tax benefits are classified as noncurrent liabilities because payment of cash is not expected within one year. The company does not anticipate that the total unrecognized tax benefits will change significantly due to the settlement of audits and the expiration of statute of limitations within one year of December 31, 2009.

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

Note 17 – CONTINGENCIES AND COMMITMENTS

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

THE LUBRIZOL CORPORATION	69

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

The company’s environmental reserves, measured on an undiscounted basis, totaled $9.4 million and $12.7 million at December 31, 2009 and 2008, respectively. Of these amounts, $5.8 million and $6.5 million were included in accrued expenses and other current liabilities at December 31, 2009 and 2008, respectively. Goodrich provided LZAM International with an indemnity for various environmental liabilities that extends through February 2011. Pursuant to this indemnity, Goodrich currently is indemnifying LZAM International for the costs of several environmental remediation projects. The company estimates Goodrich’s share of such currently identified liabilities to be approximately $0.7 million, of which $0.6 million of the recovery was included in receivables and $0.1 million was included in other assets. There are specific environmental contingencies for company-owned sites for which third parties such as past owners and/or operators are the named PRPs, for which the company is indemnified by Goodrich. Goodrich’s share of all of these liabilities may increase to the extent such third parties fail to honor their obligations through February 2011.

The company believes that its environmental accruals are adequate based on currently available information. However, it is reasonably possible that approximately $12.6 million in additional costs may be incurred at certain locations beyond the amounts accrued as a result of new information, newly discovered conditions, changes in remediation standards or technologies or a change in the law. Additionally, as the indemnification from Goodrich only extends through February 2011, the timing of the incurrence of remediation costs may result in additional expenses to the company.

Leases

The company has commitments under operating leases primarily for office space, terminal facilities, land, railcars and various computer and office equipment. Rental expense was $30.1 million in 2009, $34.2 million in 2008 and $28.7 million in 2007. Future minimum rental commitments under operating leases having initial or remaining non-cancelable lease terms exceeding one year are $24.1 million in 2010, $17.2 million in 2011, $11.8 million in 2012, $7.9 million in 2013, $5.0 million in 2014 and $3.7 million thereafter.

Commitments

The company has numerous purchase commitments for materials, supplies and energy in the ordinary course of business. Non-cancelable purchase commitments primarily include raw materials purchased under take-or-pay contracts, drumming, service contracts, utility purchase agreements and toll processing arrangements. Future non-cancelable purchase commitments are $67.0 million in 2010, $54.6 million in 2011, $50.0 million in 2012, $43.7 million in 2013, $2.5 million in 2014 and $6.8 million thereafter. The company also has numerous sales commitments for product supply contracts in the ordinary course of business.

Indemnifications

In connection with the sale of the company’s food ingredients and industrial specialties business to SPM Group Holdings, LLC, now known as Emerald Performance Materials, LLC (Emerald), in May 2006, the company has provided indemnifications to Emerald with respect to the business sold. These indemnifications have been associated with the price and quantity of raw material purchases, permit costs, costs incurred due to the inability to obtain permits and environmental matters. The indemnifications related to the price of raw

70	THE LUBRIZOL CORPORATION

material purchases expired on December 31, 2007, with the remaining indemnifications expiring on December 31, 2011. In each of these circumstances, payment by the company is dependent on Emerald filing a claim. In addition, the company’s obligations under these agreements may be limited in terms of time and/or amount. It is not possible to predict the maximum potential amount of future payments under certain of these agreements due to the conditional nature of the company’s obligations and the unique facts and circumstances involved in each particular agreement. For those indemnification agreements where a payment by the company is probable and estimable, a liability was recorded at December 31, 2009. The company believes that if it were to incur a loss in any of these matters, such loss would not have a material adverse effect on the company’s business, financial condition or results of operations.

Note 18 – RELATED PARTY TRANSACTIONS

Significant transactions with related parties were:

(In Millions of Dollars)	2009	2008	2007
Revenues (1)	$ 79.4	$ 103.9	$ 73.8
Cost of sales (2)	38.5	58.1	36.3
Selling and administrative expenses (3)	7.5	–	–
Other income – net (4)	0.6	0.6	0.6

(1)	The company sells finished lubricant additives to noncontrolling interests in its consolidated companies and equity affiliates.
(2)	The company purchases base oils, electricity and other production materials for use in its lubricant additives from noncontrolling interests in its consolidated companies and equity affiliates.
(3)	The company made contributions to The Lubrizol Foundation, an organization that complements and supports the interests, values and vision of the company by awarding financial support to educational institutions and charitable organizations in communities primarily within the United States where the company operates major facilities.
(4)	The company is charged technical and other support fees by noncontrolling interests in its consolidated companies.

Receivables on the consolidated balance sheets includes $17.5 million and $20.5 million due from related parties at December 31, 2009 and 2008, respectively. Accounts payable includes $0.6 million and $1.1 million due to related parties at December 31, 2009 and 2008, respectively. Accrued expenses and other current liabilities includes $2.5 million due to related parties at December 31, 2009.

Note 19 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth the quarterly results of operations for the years ended December 31, 2009 and 2008:

	2009
	First	Second	Third	Fourth	Full Year
Revenues	$1,012.4	$1,111.0	$1,274.6	$1,188.3	$4,586.3
Gross profit	273.9	393.8	460.6	387.0	1,515.3
Restructuring and impairment charges	11.4	10.1	5.8	3.1	30.4
Net income	65.2	135.9	174.7	138.4	514.2
Net income attributable to The Lubrizol Corporation	64.2	131.9	170.5	134.2	500.8
Net income per common share attributable to
The Lubrizol Corporation:
Basic	$0.95	$1.95	$2.50	$1.95	$7.36
Diluted	0.95	1.92	2.46	1.92	7.26

	2008
	First	Second	Third	Fourth	Full Year
Revenues	$1,227.3	$1,350.2	$1,362.7	$1,087.6	$5,027.8
Gross profit	292.8	305.5	284.5	238.5	1,121.3
Restructuring and impairment charges	4.8	14.6	5.7	368.9	394.0
Net income (loss)	76.0	80.7	65.2	(280.8)	(58.9)
Net income (loss) attributable to The Lubrizol Corporation	73.6	78.1	63.2	(281.0)	(66.1)
Net income (loss) per common share attributable to The Lubrizol Corporation:
Basic	$1.07	$1.14	$0.93	$(4.16)	$(0.97)
Diluted	1.06	1.13	0.92	(4.16)	(0.97)

THE LUBRIZOL CORPORATION	71

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

At the end of the period covered by this annual report (December 31, 2009), we carried out an evaluation, under the supervision and with the participation of the company’s management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the end of such period, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting identified in the evaluation described in the preceding paragraph that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Lubrizol Corporation’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2009, the company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2009, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which expressed an unqualified opinion as stated in their report, a copy of which is included below.

72	THE LUBRIZOL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of The Lubrizol Corporation

We have audited the internal control over financial reporting of The Lubrizol Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009, of the Company and our report dated February 26, 2010, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

Cleveland, Ohio

February 26, 2010

ITEM 9B. OTHER INFORMATION

Not applicable.

THE LUBRIZOL CORPORATION	73

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information from our proxy statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference: the information contained in Part Two: Proposals to be Voted on at the 2010 Annual Meeting under the heading “Biographies of Nominees and Continuing Directors”; the information contained in Part Three: Corporate Governance regarding the identity of members of, and financial experts on, the company’s audit committee under the headings “Board of Directors Meetings and Committee Information” and “Audit Committee,” and the information contained under the heading “Nominating and Governance Committee – Director Nominations” regarding the procedures by which shareholders may recommend a director nominee; and the information contained in Part Four: Other Important Information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

Executive Officers

Following are the names, ages and positions of the executive officers of the company as of February 26, 2010. Unless otherwise noted, all positions indicated are or were held with The Lubrizol Corporation.

Name	Age	Positions Held
James L. Hambrick	55	Chairman of the Board (2005-present); Chief Executive Officer (2004-present); and President (2003-present)
Joseph W. Bauer	56	Vice President and General Counsel (1992-present)
Charles P. Cooley	54	Senior Vice President (2004-present); Chief Financial Officer (1998-present); and Treasurer (1998-2001 and 2006-Apr. 2009)
W. Scott Emerick	45	Corporate Controller (2004-present); Noveon, Inc.: Director of Finance - TempRite products (2003-2004) and Director of Accounting and External Financial Reporting (2001-2003)
Robert T. Graf	51	Vice President, Research and Development (Sep. 2008-present); Lubrizol Additives: Vice President of Research and Development (2004-Sep. 2008), and division head of North American research and development (2001-2004)
Stephen F. Kirk	60	Chief Operating Officer (Sep. 2008-present); Senior Vice President (2004-present); President, Lubrizol Additives (2004-Sep. 2008); and Vice President, Sales (1999-2004)
Gregory R. Lewis	51	Vice President, Global Risk Management and Chief Ethics Officer (Sep. 2008-present); Vice President and General Counsel, Lubrizol Advanced Materials (2004-Sep. 2008); Deputy General Counsel (Jun. 2007-Sep. 2008); Vice President, Asia Pacific (2003-2004); Assistant Secretary (2001-2003); and Assistant to the General Counsel (1997-2003)
C. Larry Miller	52	Vice President, Human Resources (Jul. 2009-present); General Manager, Corporate Human Resources (Sep. 2008-Jul. 2009); a number of other positions in Human Resources of varying responsibility (1988-1999); and Vice President, Global Human Resources of Tremco Incorporated, an RPM Company (2004-May 2009)
Larry D. Norwood	59	Vice President, Operations (Sep. 2008-present); Vice President, Operations, Lubrizol Additives (2004-Sep. 2008) and General Manager, Lubrizol Additives’ Texas operations (1998-2003)
Leslie M. Reynolds	49	Corporate Secretary (2001-present); Counsel (1991-present); and Assistant Secretary (1997-2001)
Patrick H. Saunier	54	Vice President, Information Systems (2004-present) and leader of the European shared services organization (1999-2004)
Eric R. Schnur	43	Vice President and President, Lubrizol Advanced Materials (Sep. 2008-present); Vice President and General Manager, Performance Coatings product line (2007-Sep. 2008); and Vice President, Lubrizol Additives specialties business (2004-2007)
Daniel L. Sheets	52	Vice President and President, Lubrizol Additives (Sep. 2008-present); and a number of leadership roles in Lubrizol Additives, including Vice President, Sales (2005-Sep. 2008) and Vice President, Engine Additives product line (2003-2005)
Gregory D. Taylor	51	Vice President, Corporate Planning, Development and Communications (2007-present); Managing Director, Corporate Planning and Development (2003-2007)
Brian A. Valentine	40	Treasurer (Apr. 2009-present); Assistant Treasurer (2008-Apr. 2009); Director, Treasury Finance (2004-2008); and a number of other positions in Treasury and Finance of varying responsibility (1998-2004)
Jeffrey A. Vavruska	49	Chief Tax Officer (2004-present)

All executive officers serve at the pleasure of the Board. There are no arrangements or understandings between any executive officer and any other person pursuant to which an executive officer was selected to be an officer of the company.

74	THE LUBRIZOL CORPORATION

We have a code of ethics, entitled the Ethical and Legal Conduct Guidelines, which applies to our directors and all employees, including our chief executive officer, chief financial officer and controller. The Ethical and Legal Conduct Guidelines are posted at the company overview area of our website, www.lubrizol.com.

ITEM 11. EXECUTIVE COMPENSATION

The following information from our proxy statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference: the information contained in Part Three: Corporate Governance under the headings “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Practices at Lubrizol and Risk Management Procedures”; and the information contained in Part Four: Other Important Information relating to compensation of our directors and named executive officers under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Potential Payments Upon Termination or Change in Control.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following information from our proxy statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference: the information contained in Part Two: Proposals to be Voted on at the 2010 Annual Meeting relating to the company’s equity compensation plans as of December 31, 2009, under the heading “Proposal Three: Approval of The Lubrizol Corporation 2010 Stock Incentive Plan – Equity Compensation Plan Information”; and the information contained in Part Four: Other Important Information relating to security ownership under the heading “Security Ownership of Directors, Executive Officers and Large Beneficial Owners.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following information from our proxy statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference: the information contained in Part Three: Corporate Governance relating to certain relationships, related transactions and director independence under the headings “Director Independence” and “Related Person Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following information from our proxy statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference: the information contained in Part Two: Proposals to be Voted on at the 2010 Annual Meeting under the heading “Proposal Two: Confirmation of the Appointment of Independent Registered Public Accountant – Independent Registered Public Accountant Fees.”

THE LUBRIZOL CORPORATION	75

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) The following consolidated financial statements of The Lubrizol Corporation are included in Item 8:

Consolidated Statements of Operations – Years ended December 31, 2009, 2008 and 2007

Consolidated Balance Sheets – December 31, 2009 and 2008

Consolidated Statements of Cash Flows – Years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Equity – Years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(a)(2) Schedule II is included below. All other schedules have been omitted because they are not applicable.

SCHEDULE II – Valuation and Qualifying Accounts

For the years ended December 31, 2009, 2008 and 2007

(In Millions of Dollars)

Description	Balance at Beginning of Year	Charged /(Credited) to Expenses	Charged /(Credited) to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2009
Allowance for uncollectible accounts	$6.7	$1.6	$–	$2.9	$5.4
Inventory reserves	24.7	11.0	–	1.6	34.1
Deferred tax asset valuation allowance	10.4	(0.2)	0.3	–	10.5
Year ended December 31, 2008
Allowance for uncollectible accounts	6.3	2.1	–	1.7	6.7
Inventory reserves	15.0	8.4	2.5	1.2	24.7
Deferred tax asset valuation allowance	18.7	(6.7)	(1.6)	–	10.4
Year ended December 31, 2007
Allowance for uncollectible accounts	7.5	1.1	–	2.3	6.3
Inventory reserves	16.1	12.9	–	14.0	15.0
Deferred tax asset valuation allowance	17.8	1.5	(0.6)	–	18.7

(a)(3) Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation of The Lubrizol Corporation, effective as of May 6, 2009 (incorporated by reference to Exhibit 3.1 to the company’s quarterly report on Form 10-Q filed with the SEC on May 8, 2009).

3.2	Second Amended and Restated Regulations of The Lubrizol Corporation, effective as of June 23, 2009 (incorporated by reference to Exhibit 3.1 to the company’s current report on Form 8-K filed with the SEC on June 24, 2009).

4.1	Indenture, dated as of January 27, 2009, by and between The Lubrizol Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the company’s current report on Form 8-K filed with the SEC on January 27, 2009).

4.2	First Supplemental Indenture to the Indenture dated as of January 27, 2009, by and between The Lubrizol Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the company’s current report on Form 8-K filed with the SEC on January 27, 2009).

4.3	Form of $500,000,000 8.875% Notes due 2019 (incorporated by reference to Exhibit 4.3 to the company’s current report on Form 8-K filed with the SEC on January 27, 2009).

4.4	Amended and Restated Indenture dated September 28, 2004 (originally dated June 1, 1995) by and among The Lubrizol Corporation, all of The Lubrizol Corporation’s wholly owned direct and indirect domestic subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as successor trustee.

76	THE LUBRIZOL CORPORATION

Exhibit Number	Description
4.5	Form of $100,000,000 7.25% Notes due 2025 (incorporated by reference to Exhibit (4)(b) to the company’s registration statement on Form S-3 (SEC File No. 33-68246) filed with the SEC on September 1, 1993).

4.6	Form of Indenture for Debt Securities of The Lubrizol Corporation (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the company’s registration statement on Form S-3 filed with the SEC on August 24, 2004).

4.7	Form of $450,000,000 5.5% Notes due 2014.

4.8	Form of $300,000,000 6.5% Debentures due 2034.

10.1	Three Year Credit Agreement dated July 21, 2009, among Lubrizol Holdings France SAS, Lubrizol Advanced Materials Europe BVBA, Lubrizol (Gibraltar) Limited and Lubrizol Coordination Center BVBA as borrowers, The Lubrizol Corporation as guarantor, the initial lenders named therein, and The Royal Bank of Scotland plc as administrative agent (incorporated by reference to Exhibit 10.1 to the company’s current report on Form 8-K filed with the SEC on July 22, 2009).

10.2	Letter Amendment No. 3 dated March 4, 2009, to the Credit Agreement dated as of August 24, 2004, among The Lubrizol Corporation, Citigroup North America, Inc., as agent, and the banks, financial institutions and other institutional lenders named therein, as amended and restated as of March 29, 2005, and as further amended as of August 23, 2005 and September 20, 2006 (incorporated herein by reference to Exhibit 4.1 to the company’s current report on Form 8-K/A filed with the SEC on March 10, 2009).

10.3	Credit Agreement dated as of February 2, 2009, among The Lubrizol Corporation, the Initial Lenders named therein, KeyBanc Capital Markets, as joint lead arranger and sole bookrunner, PNC Capital Markets LLC, as joint lead arranger, PNC Bank, National Association, as syndication agent, and KeyBank National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the company’s current report on Form 8-K filed with the SEC on February 5, 2009).

10.4	Amendment No. 2 to the Credit Agreement dated as of September 20, 2006, among The Lubrizol Corporation, the banks, financial institutions and other institutional lenders who are parties to the Credit Agreement dated as of August 24, 2004, amended and restated as of March 29, 2005, and as further amended as of August 23, 2005, and Citicorp North America, Inc. as agent (incorporated by reference to Exhibit 10.1 to the company’s current report on Form 8-K filed with the SEC on September 22, 2006).

10.5	Letter Amendment No. 1 dated August 23, 2005, to the Credit Agreement dated as of August 24, 2004, among The Lubrizol Corporation, Citigroup North America, Inc., as agent, and the banks, financial institutions and other institutional lenders named therein, as amended and restated as of March 29, 2005.

10.6	Amended and Restated Credit Agreement dated as of March 29, 2005 among The Lubrizol Corporation, the Initial Lenders named therein, Citicorp North America, Inc., as administrative agent, and Citigroup Global Markets, Inc., as arranger and syndication agent (incorporated by reference to Exhibit 10.5 to the company’s quarterly report on Form 10-Q for the period ended March 31, 2005).

10.7	Credit Agreement dated as of August 24, 2004 among The Lubrizol Corporation, the Initial Lenders named therein, Citigroup Global Markets Inc. and KeyBanc Capital Markets, as co-lead arrangers and co-bookrunners, KeyBank National Association and ABN Amro Bank N.V., as co-syndication agents, Wachovia Bank, National Association, as documentation agent, and Citicorp North America, Inc., as agent.

10.8*

The Lubrizol Corporation Annual Incentive Pay Plan, as amended February 22, 2010 (incorporated herein by reference to Exhibit 10.1 to the company’s current report on Form 8-K filed with the SEC on February 24, 2010).

10.9*	Form of Annual Incentive Pay Plan Award Letter under The Lubrizol Corporation Annual Incentive Pay Plan.

10.10*	The Lubrizol Corporation 2005 Officers’ Supplemental Retirement Plan, amended and restated as of December 15, 2009.

10.11*	Form of Employment Agreement between The Lubrizol Corporation and certain of its senior executive officers for new agreements executed on or after September 22, 2009 (incorporated by reference to Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009).

10.12*	The Lubrizol Corporation 2005 Excess Defined Contribution Plan, amended and restated as of June 23, 2009 (incorporated by reference to Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009).

10.13*	The Lubrizol Corporation Executive Death Benefit Plan, as amended June 23, 2009 (incorporated by reference to Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009).

THE LUBRIZOL CORPORATION	77

Exhibit Number	Description
10.14*	The Lubrizol Corporation 2005 Excess Defined Benefit Plan, amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.16 to the company’s annual report on Form 10-K for the year ended December 31, 2008).

10.15*	The Lubrizol Corporation 2005 Stock Incentive Plan, as amended and restated February 22, 2010 (incorporated by reference to Exhibit 10.2 to the company’s current report on Form 8-K filed with the SEC on February 24, 2010).

10.16*	Form of Performance Share Unit Award under The Lubrizol Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the company’s current report on Form 8-K filed with the SEC on February 24, 2010).

10.17*	Form of Nonstatutory Stock Option Award Agreement under The Lubrizol Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the company’s current report on Form 8-K filed with the SEC on February 24, 2010).

10.18*	Form of Outside Director Restricted Stock Unit Award under The Lubrizol Corporation 2005 Stock Incentive Plan (incorporated by reference to and included within Exhibit 10.2 to the company’s annual report on Form 10-K for the year ended December 31, 2008).

10.19*	The Lubrizol Corporation 2005 Deferred Compensation Plan for Directors, as amended October 1, 2008 (incorporated by reference to Exhibit 10.3 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008).

10.20*	The Lubrizol Corporation Senior Management Deferred Compensation Plan, as amended October 1, 2008 (incorporated by reference to Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008).

10.21*	The Lubrizol Corporation 2005 Executive Council Deferred Compensation Plan, as amended October 1, 2008 (incorporated by reference to Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the year ended September 30, 2008).

10.22*	Form of Employment Agreement between The Lubrizol Corporation and certain of its senior executive officers, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.18 to the company’s annual report on Form 10-K for the year ended December 31, 2007).

10.23*	Employment Agreement between The Lubrizol Corporation and Charles P. Cooley, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.19 to the company’s annual report on Form 10-K for the year ended December 31, 2007).

10.24*	Employment Agreement between The Lubrizol Corporation and Stephen F. Kirk, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.20 to the company’s annual report on Form 10-K for the year ended December 31, 2007).

10.25*	The Lubrizol Corporation Financial Planning Program, as amended January 1, 2008 (incorporated by reference to Exhibit 10.24 to the company’s annual report on Form 10-K for the year ended December 31, 2007).

10.26*	Form of Indemnification Agreement between The Lubrizol Corporation and certain of its senior executive officers and directors (incorporated by reference to Exhibit 10.26 to the company’s annual report on Form 10-K for the period ended December 31, 2006).

10.27*	The Lubrizol Corporation Excess Defined Benefit Plan, as amended December 13, 2004.

10.28*	The Lubrizol Corporation Excess Defined Contribution Plan, as amended December 13, 2004.

10.29*	The Lubrizol Corporation Officers’ Supplemental Retirement Plan, as amended December 13, 2004.

10.30*	The Lubrizol Corporation 1991 Stock Incentive Plan, as amended November 15, 2004.

10.31*	The Lubrizol Corporation Amended Deferred Compensation Plan for Directors, as amended November 15, 2004.

10.32*	The Lubrizol Corporation Deferred Compensation Plan for Officers, as amended November 15, 2004.

10.33*	The Lubrizol Corporation Executive Council Deferred Compensation Plan, as amended November 15, 2004.

10.34*	The Lubrizol Corporation Deferred Stock Compensation Plan for Outside Directors, as amended December 15, 2003.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Significant Subsidiaries of The Lubrizol Corporation.

78	THE LUBRIZOL CORPORATION

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

THE LUBRIZOL CORPORATION	79

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on February 26, 2010, on its behalf by the undersigned, thereunto duly authorized.

THE LUBRIZOL CORPORATION

BY	/s/ James L. Hambrick
James L. Hambrick, Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 22, 2010, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ James L. Hambrick James L. Hambrick	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles P. Cooley Charles P. Cooley	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ W. Scott Emerick W. Scott Emerick	Corporate Controller (Principal Accounting Officer)

/s/ Robert E. Abernathy Robert E. Abernathy	Director

/s/ Edward P. Campbell Edward P. Campbell	Director

/s/ Forest J. Farmer, Sr. Forest J. Farmer, Sr.	Director

/s/ Michael J. Graff Michael J. Graff	Director

/s/ Gordon D. Harnett Gordon D. Harnett	Director

/s/ Dominic J. Pileggi Dominic J. Pileggi	Director

/s/ James E. Sweetnam James E. Sweetnam	Director

/s/ Harriett Tee Taggart Harriett Tee Taggart	Director

/s/ Phillip C. Widman Phillip C. Widman	Director

80	THE LUBRIZOL CORPORATION

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation of The Lubrizol Corporation, effective as of May 6, 2009 (incorporated by reference to Exhibit 3.1 to the company’s quarterly report on Form 10-Q filed with the SEC on May 8, 2009).

3.2	Second Amended and Restated Regulations of The Lubrizol Corporation, effective as of June 23, 2009 (incorporated by reference to Exhibit 3.1 to the company’s current report on Form 8-K filed with the SEC on June 24, 2009).

4.1	Indenture, dated as of January 27, 2009, by and between The Lubrizol Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the company’s current report on Form 8-K filed with the SEC on January 27, 2009).

4.2	First Supplemental Indenture to the Indenture dated as of January 27, 2009, by and between The Lubrizol Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the company’s current report on Form 8-K filed with the SEC on January 27, 2009).

4.3	Form of $500,000,000 8.875% Notes due 2019 (incorporated by reference to Exhibit 4.3 to the company’s current report on Form 8-K filed with the SEC on January 27, 2009).

4.4	Amended and Restated Indenture dated September 28, 2004 (originally dated June 1, 1995) by and among The Lubrizol Corporation, all of The Lubrizol Corporation’s wholly owned direct and indirect domestic subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as successor trustee.

4.5	Form of $100,000,000 7.25% Notes due 2025 (incorporated by reference to Exhibit (4)(b) to the company’s registration statement on Form S-3 (SEC File No. 33-68246) filed with the SEC on September 1, 1993).

4.6	Form of Indenture for Debt Securities of The Lubrizol Corporation (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the company’s registration statement on Form S-3 filed with the SEC on August 24, 2004).

4.7	Form of $450,000,000 5.5% Notes due 2014.

4.8	Form of $300,000,000 6.5% Debentures due 2034.

10.1	Three Year Credit Agreement dated July 21, 2009, among Lubrizol Holdings France SAS, Lubrizol Advanced Materials Europe BVBA, Lubrizol (Gibraltar) Limited and Lubrizol Coordination Center BVBA as borrowers, The Lubrizol Corporation as guarantor, the initial lenders named therein, and The Royal Bank of Scotland plc as administrative agent (incorporated by reference to Exhibit 10.1 to the company’s current report on Form 8-K filed with the SEC on July 22, 2009).

10.2	Letter Amendment No. 3 dated March 4, 2009, to the Credit Agreement dated as of August 24, 2004, among The Lubrizol Corporation, Citigroup North America, Inc., as agent, and the banks, financial institutions and other institutional lenders named therein, as amended and restated as of March 29, 2005, and as further amended as of August 23, 2005 and September 20, 2006 (incorporated herein by reference to Exhibit 4.1 to the company’s current report on Form 8-K/A filed with the SEC on March 10, 2009).

10.3	Credit Agreement dated as of February 2, 2009, among The Lubrizol Corporation, the Initial Lenders named therein, KeyBanc Capital Markets, as joint lead arranger and sole bookrunner, PNC Capital Markets LLC, as joint lead arranger, PNC Bank, National Association, as syndication agent, and KeyBank National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the company’s current report on Form 8-K filed with the SEC on February 5, 2009).

10.4	Amendment No. 2 to the Credit Agreement dated as of September 20, 2006, among The Lubrizol Corporation, the banks, financial institutions and other institutional lenders who are parties to the Credit Agreement dated as of August 24, 2004, amended and restated as of March 29, 2005, and as further amended as of August 23, 2005, and Citicorp North America, Inc. as agent (incorporated by reference to Exhibit 10.1 to the company’s current report on Form 8-K filed with the SEC on September 22, 2006).

10.5	Letter Amendment No. 1 dated August 23, 2005, to the Credit Agreement dated as of August 24, 2004, among The Lubrizol Corporation, Citigroup North America, Inc., as agent, and the banks, financial institutions and other institutional lenders named therein, as amended and restated as of March 29, 2005.

10.6	Amended and Restated Credit Agreement dated as of March 29, 2005 among The Lubrizol Corporation, the Initial Lenders named therein, Citicorp North America, Inc., as administrative agent, and Citigroup Global Markets, Inc., as arranger and syndication agent (incorporated by reference to Exhibit 10.5 to the company’s quarterly report on Form 10-Q for the period ended March 31, 2005).

THE LUBRIZOL CORPORATION	81

Exhibit Number	Description
10.7	Credit Agreement dated as of August 24, 2004 among The Lubrizol Corporation, the Initial Lenders named therein, Citigroup Global Markets Inc. and KeyBanc Capital Markets, as co-lead arrangers and co-bookrunners, KeyBank National Association and ABN Amro Bank N.V., as co-syndication agents, Wachovia Bank, National Association, as documentation agent, and Citicorp North America, Inc., as agent.

10.8*

The Lubrizol Corporation Annual Incentive Pay Plan, as amended February 22, 2010 (incorporated herein by reference to Exhibit 10.1 to the company’s current report on Form 8-K filed with the SEC on February 24, 2010).

10.9*	Form of Annual Incentive Pay Plan Award Letter under The Lubrizol Corporation Annual Incentive Pay Plan.

10.10*	The Lubrizol Corporation 2005 Officers’ Supplemental Retirement Plan, amended and restated as of December 15, 2009.

10.11*	Form of Employment Agreement between The Lubrizol Corporation and certain of its senior executive officers for new agreements executed on or after September 22, 2009 (incorporated by reference to Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009).

10.12*	The Lubrizol Corporation 2005 Excess Defined Contribution Plan, amended and restated as of June 23, 2009 (incorporated by reference to Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009).

10.13*	The Lubrizol Corporation Executive Death Benefit Plan, as amended June 23, 2009 (incorporated by reference to Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009).

10.14*	The Lubrizol Corporation 2005 Excess Defined Benefit Plan, amended and restated as of December 31, 2008 (incorporated by reference to Exhibit 10.16 to the company’s annual report on Form 10-K for the year ended December 31, 2008).

10.15*	The Lubrizol Corporation 2005 Stock Incentive Plan, as amended and restated February 22, 2010 (incorporated by reference to Exhibit 10.2 to the company’s current report on Form 8-K filed with the SEC on February 24, 2010).

10.16*	Form of Performance Share Unit Award under The Lubrizol Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the company’s current report on Form 8-K filed with the SEC on February 24, 2010).

10.17*	Form of Nonstatutory Stock Option Award Agreement under The Lubrizol Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the company’s current report on Form 8-K filed with the SEC on February 24, 2010).

10.18*	Form of Outside Director Restricted Stock Unit Award under The Lubrizol Corporation 2005 Stock Incentive Plan (incorporated by reference to and included within Exhibit 10.2 to the company’s annual report on Form 10-K for the year ended December 31, 2008).

10.19*	The Lubrizol Corporation 2005 Deferred Compensation Plan for Directors, as amended October 1, 2008 (incorporated by reference to Exhibit 10.3 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008).

10.20*	The Lubrizol Corporation Senior Management Deferred Compensation Plan, as amended October 1, 2008 (incorporated by reference to Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008).

10.21*	The Lubrizol Corporation 2005 Executive Council Deferred Compensation Plan, as amended October 1, 2008 (incorporated by reference to Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the year ended September 30, 2008).

10.22*	Form of Employment Agreement between The Lubrizol Corporation and certain of its senior executive officers, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.18 to the company’s annual report on Form 10-K for the year ended December 31, 2007).

10.23*	Employment Agreement between The Lubrizol Corporation and Charles P. Cooley, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.19 to the company’s annual report on Form 10-K for the year ended December 31, 2007).

10.24*	Employment Agreement between The Lubrizol Corporation and Stephen F. Kirk, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.20 to the company’s annual report on Form 10-K for the year ended December 31, 2007).

10.25*	The Lubrizol Corporation Financial Planning Program, as amended January 1, 2008 (incorporated by reference to Exhibit 10.24 to the company’s annual report on Form 10-K for the year ended December 31, 2007).

82	THE LUBRIZOL CORPORATION

Exhibit Number	Description
10.26*	Form of Indemnification Agreement between The Lubrizol Corporation and certain of its senior executive officers and directors (incorporated by reference to Exhibit 10.26 to the company’s annual report on Form 10-K for the period ended December 31, 2006).

10.27*	The Lubrizol Corporation Excess Defined Benefit Plan, as amended December 13, 2004.

10.28*	The Lubrizol Corporation Excess Defined Contribution Plan, as amended December 13, 2004.

10.29*	The Lubrizol Corporation Officers’ Supplemental Retirement Plan, as amended December 13, 2004.

10.30*	The Lubrizol Corporation 1991 Stock Incentive Plan, as amended November 15, 2004.

10.31*	The Lubrizol Corporation Amended Deferred Compensation Plan for Directors, as amended November 15, 2004.

10.32*	The Lubrizol Corporation Deferred Compensation Plan for Officers, as amended November 15, 2004.

10.33*	The Lubrizol Corporation Executive Council Deferred Compensation Plan, as amended November 15, 2004.

10.34*	The Lubrizol Corporation Deferred Stock Compensation Plan for Outside Directors, as amended December 15, 2003.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Significant Subsidiaries of The Lubrizol Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

THE LUBRIZOL CORPORATION	83