Form 10-Q
period 2010-03-31
LUBRIZOL CORP
filed 2010-05-07
CIK 60751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes ☐ No ☑

Number of the registrant’s common shares, without par value, outstanding as of April 30, 2010: 68,211,528.

THE LUBRIZOL CORPORATION

Quarterly Report on Form 10-Q

Three Months Ended March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE LUBRIZOL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In Millions of Dollars Except Per Share Data)	2010	2009

Revenues	$1,315.5	$1,012.4
Cost of sales	864.8	738.5

Gross profit	450.7	273.9

Selling and administrative expenses	122.9	93.8
Research, testing and development expenses	52.8	49.0
Amortization of intangible assets	6.3	6.3
Restructuring charges	0.9	11.4
Other income - net	(8.1)	(5.2)
Interest income	(1.3)	(2.7)
Interest expense	24.8	29.4

Income before income taxes	252.4	91.9
Provision for income taxes	85.4	26.7

Net income	167.0	65.2
Net income attributable to noncontrolling interests	4.7	1.0

Net income attributable to The Lubrizol Corporation	$162.3	$64.2

Net income per share attributable to The Lubrizol Corporation, basic	$2.37	$0.95

Net income per share attributable to The Lubrizol Corporation, diluted	$2.32	$0.95

Dividends paid per share	$0.31	$0.31

Amounts shown are unaudited.

The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Millions of Dollars Except Share Data)	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$942.1	$991.0
Receivables	757.0	615.1
Inventories	626.1	630.5
Deferred income taxes	74.4	77.8
Other current assets	40.2	32.2

Total current assets	2,439.8	2,346.6

Property and equipment - at cost	2,906.1	2,960.7
Less accumulated depreciation	1,746.6	1,773.1

Property and equipment - net	1,159.5	1,187.6

Goodwill	770.3	790.7
Intangible assets - net	325.6	339.6
Other assets	107.9	105.5

TOTAL	$4,803.1	$4,770.0

LIABILITIES AND TOTAL EQUITY
Current portion of long-term debt	$0.4	$0.3
Accounts payable	344.8	320.7
Accrued expenses and other current liabilities	305.5	316.2

Total current liabilities	650.7	637.2

Long-term debt	1,346.4	1,390.3
Pension obligations	306.5	309.3
Other postretirement benefit obligations	93.3	92.7
Noncurrent liabilities	163.3	153.3
Deferred income taxes	57.7	57.4

Total liabilities	2,617.9	2,640.2

Contingencies and commitments

Redeemable stock-based awards	5.8	–

Preferred stock without par value - unissued	–	–
Common shares without par value:
Authorized - 120,000,000 shares
Outstanding - 68,164,327 shares at March 31, 2010, after deducting 18,031,567 treasury shares; 68,436,977 shares at December 31, 2009, after deducting 17,758,917 treasury shares	834.5	826.4
Retained earnings	1,430.8	1,322.4
Accumulated other comprehensive loss	(160.6)	(88.0)

Total of The Lubrizol Corporation shareholders’ equity	2,104.7	2,060.8

Noncontrolling interests	74.7	69.0

Total equity	2,179.4	2,129.8

TOTAL	$4,803.1	$4,770.0

Amounts shown are unaudited.

The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In Millions of Dollars)	2010	2009
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income	$167.0	$65.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	42.7	41.3
Deferred income taxes	7.8	(9.3)
Stock-based compensation	3.9	2.5
(Gain) loss from investments and sales of property and equipment	(0.8)	0.1
Change in current assets and liabilities, net of acquisitions:
Receivables	(158.9)	1.3
Inventories	(7.3)	156.3
Accounts payable, accrued expenses and other current liabilities	43.4	(93.4)
Other current assets	(7.7)	(2.3)

	(130.5)	61.9
Other items - net	8.9	3.9

Total operating activities	99.0	165.6

INVESTING ACTIVITIES
Capital expenditures	(30.4)	(44.3)
Acquisitions	(2.5)	(2.6)
Proceeds from investments	3.4	3.3
Proceeds from sales of property and equipment	0.1	-

Total investing activities	(29.4)	(43.6)

FINANCING ACTIVITIES
Changes in short-term debt - net	-	(0.2)
Repayments of long-term debt	(45.8)	(285.7)
Proceeds from the issuance of long-term debt	-	646.3
Payment of Treasury rate lock upon settlement	-	(16.7)
Payment of debt issuance costs	-	(4.8)
Dividends paid	(21.2)	(20.8)
Common shares purchased	(60.2)	-
Proceeds from the exercise of stock options	14.2	0.8
Excess tax benefit from the exercise of stock options and awards	8.2	0.1

Total financing activities	(104.8)	319.0

Effect of exchange rate changes on cash	(13.7)	(3.5)

Net (decrease) increase in cash and cash equivalents	(48.9)	437.5

Cash and cash equivalents at the beginning of period	991.0	186.2

Cash and cash equivalents at the end of period	$942.1	$623.7

Amounts shown are unaudited.

The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2010 and 2009

(Unaudited)

Note 1 – BASIS OF PRESENTATION

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The consolidated balance sheet at December 31, 2009, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for a complete set of financial statements.

Note 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Net Income per Share Attributable to The Lubrizol Corporation - Net income per share attributable to The Lubrizol Corporation is computed by dividing net income attributable to The Lubrizol Corporation by the weighted-average common shares of The Lubrizol Corporation outstanding during the period, including contingently issuable shares. Net income per diluted share attributable to The Lubrizol Corporation includes the dilutive impact resulting from outstanding stock options and awards. Per share amounts are computed as follows:

	Three Months Ended March 31,
	2010	2009
Numerator (in millions):
Net income attributable to The Lubrizol Corporation	$162.3	$64.2

Denominator (in millions of shares):
Weighted-average common shares outstanding	68.6	67.7
Dilutive effect of stock options and awards	1.2	0.3

Denominator for net income per share, diluted	69.8	68.0

Net income per share attributable to The Lubrizol Corporation, basic	$2.37	$0.95

Net income per share attributable to The Lubrizol Corporation, diluted	$2.32	$0.95

Options to purchase 0.1 million and 1.9 million shares were excluded from the diluted earnings per share calculations for the three months ended March 31, 2010 and 2009, respectively, because they were antidilutive.

New Accounting Standards

Accounting Standards Adopted in 2010

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. The company adopted the required provisions of ASU 2010-6 on January 1, 2010. Refer to Note 10 for further discussion.

In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This update eliminates the exception to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This update also contains a new requirement that any term, transaction or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in determining whether a company is the primary beneficiary of a variable interest entity. The adoption of this update on January 1, 2010, did not have an effect on the company’s consolidated financial statements.

In December 2009, the FASB issued ASU 2009-16, “Accounting for Transfers of Financial Assets.” This update eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The adoption of this update on January 1, 2010, did not have an effect on the company’s consolidated financial statements.

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

Note 3 – SEGMENT REPORTING

The company is organized into two operating and reportable segments: Lubrizol Additives and Lubrizol Advanced Materials. Lubrizol Additives consists of two product lines: (i) engine additives and (ii) driveline and industrial additives. Engine additives is comprised of additives for lubricating engine oils, such as for gasoline, diesel, marine and stationary engines, and additives for fuels, refinery and oil field chemicals. Driveline and industrial additives is comprised of additives for driveline oils, such as automatic transmission fluids, gear oils and tractor lubricants, and industrial additives, such as additives for hydraulic, grease and metalworking fluids, as well as compressor lubricants. Both product lines sell viscosity modifiers, as well as provide services for supply chain and knowledge center management.

The Lubrizol Advanced Materials segment consists of three product lines: (i) engineered polymers, (ii) Noveon® consumer specialties and (iii) performance coatings. The engineered polymers product line includes products such as Estane® thermoplastic polyurethane and TempRite® engineered polymers. Engineered polymers products are sold to a diverse customer base comprised of major manufacturers in the construction, automotive, telecommunications, electronics and recreation industries. The Noveon consumer specialties product line includes acrylic thickeners, film formers, fixatives, emollients, silicones, specialty surfactants, methyl glucoside, lanolin derivatives and cassia hydrocolloids. The company markets products in the Noveon consumer specialties product line to customers worldwide, which include major manufacturers of cosmetics, personal care and household products. The performance coatings product line includes high-performance polymers and additives for specialty paper, graphic arts, paints, textiles and coatings applications that are sold to customers worldwide.

The company primarily evaluates performance and allocates resources based on segment operating income as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the product lines included within each segment. Segment operating income reconciles to consolidated income before income taxes by deducting corporate expenses and corporate other income that are not attributed to the segments, restructuring charges and net interest expense.

The following table presents a summary of the results of the company’s reportable segments:

	Three Months Ended March 31,
(In Millions of Dollars)	2010	2009
Revenues from external customers:
Lubrizol Additives	$948.0	$727.8
Lubrizol Advanced Materials	367.5	284.6

Total revenues	$1,315.5	$1,012.4

Segment operating income:
Lubrizol Additives	$246.4	$118.7
Lubrizol Advanced Materials	60.6	25.5

Segment operating income	307.0	144.2

Corporate expenses	(35.5)	(16.0)
Corporate other income - net	5.3	1.8
Restructuring charges	(0.9)	(11.4)
Interest expense - net	(23.5)	(26.7)

Income before income taxes	$252.4	$91.9

The company’s total assets by segment were as follows:

(In Millions of Dollars)	March 31, 2010	December 31, 2009
Segment assets:
Lubrizol Additives	$1,862.8	$1,751.7
Lubrizol Advanced Materials	1,778.2	1,802.6

Total segment assets	3,641.0	3,554.3

Corporate assets	1,162.1	1,215.7

Total consolidated assets	$4,803.1	$4,770.0

Note 4 – INVENTORIES The company’s inventories were comprised of the following:

(In Millions of Dollars)	March 31, 2010	December 31, 2009
Finished products	$362.0	$369.9
Products in process	103.6	111.3
Raw materials	124.0	113.4
Supplies	36.5	35.9

Total inventory	$626.1	$630.5

Note 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill is tested for impairment at the reporting unit level as of October 1 of each year or if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The company has determined that the Lubrizol Additives operating segment constitutes a reporting unit, and that the Noveon consumer specialties product line, Estane engineered polymers business, TempRite engineered polymers business and performance coatings product line within the Lubrizol Advanced Materials operating segment constitute separate reporting units. The carrying amount of goodwill by reporting segment follows:

(In Millions of Dollars)	Lubrizol Advanced Materials	Lubrizol Additives	Total
Balance, January 1, 2010:
Goodwill	$968.7	$185.0	$1,153.7
Accumulated impairment losses	(363.0)	-	(363.0)

	605.7	185.0	790.7

Translation adjustments	(18.1)	(2.3)	(20.4)

Balance, March 31, 2010:
Goodwill	950.6	182.7	1,133.3
Accumulated impairment losses	(363.0)	-	(363.0)

	$587.6	$182.7	$770.3

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

		March 31, 2010		December 31, 2009
(In Millions of Dollars)	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	17 years	$188.4	$58.9	$193.4	$57.5
Technology	15 years	133.8	50.9	134.0	48.5
Trademarks	16 years	29.7	10.2	31.1	10.3
Patents	11 years	10.4	5.9	11.2	6.1
Land-use rights and favorable lease arrangements	41 years	11.4	2.2	11.4	2.1
Non-compete agreements	5 years	0.8	0.4	0.8	0.3

Total amortized intangible assets		374.5	128.5	381.9	124.8
Non-amortized trademarks		79.6	-	82.5	-

Total		$454.1	$128.5	$464.4	$124.8

Note 6 – DEBT

The company’s debt was comprised of the following:

(In Millions of Dollars)	March 31, 2010	December 31, 2009
5.5% notes, due 2014, net of original issue discount of $1.5 and $1.6 at March 31, 2010, and December 31, 2009, respectively, and fair value adjustments for unrealized gains on derivative instruments of $5.2 and $3.3 at March 31, 2010, and December 31, 2009, respectively	$453.7	$451.7
8.875% notes, due 2019, net of original issue discount of $3.4 and $3.5 at March 31, 2010, and December 31, 2009, respectively	496.6	496.5
7.25% debentures, due 2025	100.0	100.0
6.5% debentures, due 2034, net of original issue discount of $4.6 at both March 31, 2010, and December 31, 2009	295.4	295.4
Debt supported by banking arrangements:
Euro revolving credit borrowing, at EURIBOR plus 3.00% (3.625% at December 31, 2009)	-	45.8
Other	1.1	1.2

	1,346.8	1,390.6

Less: Current portion of long-term debt	0.4	0.3

Total long-term debt	$1,346.4	$1,390.3

The U.S. and euro bank credit agreements contain customary affirmative covenants including, among others, compliance with laws, payment of taxes, maintenance of insurance, conduct of business, keeping of books and records, maintenance of properties and ensuring the credit facilities receive the same rights and privileges as any future senior unsecured debt. The agreements also contain customary negative covenants including, among others, restrictions on: liens and encumbrances, sale of assets and affiliate transactions. Additionally, the company is required to comply with financial ratios of debt to Consolidated EBITDA and Consolidated EBITDA to interest expense. As defined in the credit agreements, Consolidated EBITDA represents consolidated earnings before interest, income taxes, depreciation and amortization, extraordinary, unusual or non-recurring non-cash gains or losses, including the sale of property and equipment and goodwill impairments, and non-cash gains or losses from less than wholly owned subsidiaries and investments. The credit agreements require that the ratio of debt to Consolidated EBITDA be less than 3.5:1 and the ratio of Consolidated EBITDA to interest expense be greater than 3.5:1. At March 31, 2010, the company maintained a ratio of debt to Consolidated EBITDA of 1.2:1 and a ratio of Consolidated EBITDA to interest expense of 10.7:1.

The bank credit agreements also contain customary events of default including, among others, failure to make payment when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, the occurrence of one or more unstayed judgments in excess of $25.0 million that is not covered by an acceptable policy of insurance, a party obtaining a beneficial ownership in excess of 20% of the company’s voting stock, or the incurrence of $25.0 million of liabilities related to violations of employee benefit plan regulations or the withdrawal or termination of a multiemployer benefit plan. At March 31, 2010, the company was in compliance with all of its covenants and had not committed any acts of default.

The estimated fair value of the company’s debt instruments at March 31, 2010, and December 31, 2009, approximated $1,531.1 million and $1,561.8 million, respectively, compared with a carrying value of $1,346.8 million and $1,390.6 million, respectively. The fair value of the company’s debt instruments was estimated using prevailing market interest rates on long-term debt with similar creditworthiness, terms and maturities.

Note 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, the company uses derivative financial instruments, including interest rate swap agreements, Treasury rate lock agreements, commodity purchase contracts and foreign currency forward contracts, to manage its risks. The company’s objective in managing its exposure to changes in interest rates is to limit the impact of such changes on the fair value of its debt. The company manages its interest rate risk using a mix of fixed-rate and variable-rate debt. To achieve this mix, the company may enter into interest rate swap agreements whereby the company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. The company also is exposed to interest rate risk on forecasted debt issuances. To manage this risk, the company may use Treasury rate lock agreements to fix the rate used to determine the interest payments related to all or a portion of the forecasted debt issuance. The company’s objective in managing its exposure to changes in commodity prices is to reduce the volatility of utility expense on earnings through the use of commodity purchase contracts. The company’s objective in managing its exposure to changes in foreign currency exchange rates is to reduce the volatility on earnings and cash flow of such changes through the use of foreign currency forward contracts. The company does not hold derivatives for trading purposes.

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

The following table shows the location and fair value of derivative instruments reported in the consolidated balance sheets at March 31, 2010, and December 31, 2009 (in millions of dollars):

Asset Derivatives

	Balance Sheet Location	March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Commodity purchase contracts	Other current assets	$-	$0.1
Interest rate swap agreements	Other assets	5.2	3.3

		$5.2	$3.4

Liability Derivatives
	Balance Sheet Location	March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Commodity purchase contracts	Accrued expenses and other current liabilities	$4.7	$2.6

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$0.5	$0.7

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

The effective portions of gains and (losses) on interest rate swap agreements designated as fair value hedges and the offsetting (losses) or gains on the hedged liabilities recognized in current earnings for the three months ended March 31, 2010 and 2009, were as follows (in millions of dollars):

	Location of Gain (Loss)	Three Months Ended March 31,
Derivative	Recognized in Earnings	2010	2009
Interest rate swap agreements	Interest expense	$1.9	$(1.4)

	Location of (Loss) Gain	Three Months Ended March 31,
Hedged Item	Recognized in Earnings	2010	2009
Long-term debt	Interest expense	$(1.9)	$1.4

Cash Flow Hedges

The company uses commodity purchase contracts to manage its exposure to changes in the price for natural gas. At March 31, 2010, and December 31, 2009, the notional amounts of open contracts totaled $15.6 million and $15.9 million, respectively. Contract maturities are less than 24 months.

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

Losses upon termination of Treasury rate lock agreements are reported as a component within accumulated other comprehensive loss (AOCL) and reclassified into earnings over the term of the associated debt issuance. The unamortized balance of the Treasury rate lock agreements recorded in AOCL, net of tax, was $40.8 million and $41.6 million at March 31, 2010, and December 31, 2009, respectively.

The effective portions of gains and (losses) on derivative instruments designated as cash flow hedges recognized in other comprehensive income, net of tax, for the three months ended March 31, 2010 and 2009, were as follows (in millions of dollars):

	Three Months Ended March 31,
Derivative	2010	2009

Commodity purchase contracts	$(1.9)	$(2.4)
Treasury rate lock agreements	-	2.1

	$(1.9)	$(0.3)

The effective portions of pre-tax losses on derivative instruments designated as cash flow hedges reclassified from AOCL into earnings for the three months ended March 31, 2010 and 2009, were as follows (in millions of dollars):

	Location of Loss Reclassified from	Three Months Ended March 31,
Derivative	AOCL into Earnings	2010	2009

Commodity purchase contracts	Cost of sales	$(0.8)	$(2.0)
Treasury rate lock agreements	Interest expense	(1.2)	(1.8)

		$(2.0)	$(3.8)

The company estimates that it will reclassify into earnings during the next twelve months losses of $5.0 million ($3.2 million net of tax) and $4.7 million ($3.0 million net of tax) from the amounts recorded in AOCL for Treasury rate lock agreements and commodity purchase contracts, respectively.

Derivative Instruments Not Designated as Hedges

The company selectively uses foreign currency forward contracts, in addition to working capital management, pricing and sourcing, to minimize the potential effect of currency changes on its earnings. The company’s principal currency exposures are the euro, the pound sterling, the Japanese yen and the Brazilian real. The company does not designate these foreign currency forward contracts as hedges, as the objective for entering into these contracts is to minimize the amount of transaction gains or losses that are included in current earnings arising from exchange rate changes. The maximum amount of foreign currency forward contracts outstanding at any one time was $17.3 million during the three months ended March 31, 2010. At March 31, 2010, and December 31, 2009, the notional amounts of open short-term forward contracts to buy or sell currencies were $9.7 million and $10.2 million, respectively. The company recognized gains on foreign currency forward contracts of $0.1 million and $0.2 million within other income-net for the three months ended March 31, 2010 and 2009, respectively.

Note 8 – REDEEMABLE STOCK-BASED AWARDS

Redeemable stock-based awards provide the employee the right to require the company to settle the underlying shares in cash, but only after the employee has borne the risks and rewards of owning the vested shares for a period of at least six months. Redeemable stock-based awards are measured at fair value, considering the proportion of services rendered by the employee under the terms of the award. Compensation cost associated with these awards is based on their grant-date fair value and recognized on a straight-line basis over the requisite service period of the entire award.

Note 9 – EQUITY

The following table summarizes the changes in total equity since January 1, 2010:

(In Millions)	Number of Shares Outstanding	Common Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance, January 1, 2010	68.4	$826.4	$1,322.4	$(88.0)	$69.0	$2,129.8

Comprehensive income:
Net income			162.3		4.7	167.0
Other comprehensive (loss) income				(72.6)	1.0	(71.6)

Total comprehensive income						95.4
Stock-based compensation		3.5				3.5
Adjustment to redeemable stock-based awards		(2.3)	(3.2)			(5.5)
Common shares - treasury:
Common shares purchased	(0.8)	(9.5)	(50.7)			(60.2)
Shares issued upon exercise of stock options and awards	0.6	14.2				14.2
Tax benefit from stock compensation		8.2				8.2
Other-net		(6.0)				(6.0)

Balance, March 31, 2010	68.2	$834.5	$1,430.8	$(160.6)	$74.7	$2,179.4

Note 10 – FAIR VALUE MEASUREMENTS

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

The following table shows the company’s financial assets and liabilities accounted for at fair value on a recurring basis at March 31, 2010:

(In Millions of Dollars)	March 31, 2010	Level 1	Level 2	Level 3
Assets:
Money market mutual funds (1)	$700.7	$700.7	$-	$-
Interest rate swaps (2)	5.2	-	5.2	-

	$705.9	$700.7	$5.2	$-

Liabilities:
Commodity purchase contracts (3)	$4.7	$-	$4.7	$-
Foreign currency forward contracts (4)	0.5	-	0.5	-

	$5.2	$-	$5.2	$-

The following table shows the company’s financial assets and liabilities accounted for at fair value on a recurring basis at December 31, 2009:

(In Millions of Dollars)	December 31, 2009	Level 1	Level 2	Level 3
Assets:
Money market mutual funds (1)	$700.7	$697.5	$3.2	$-
Interest rate swaps (2)	3.3	-	3.3	-
Commodity purchase contracts (3)	0.1	-	0.1	-

	$704.1	$697.5	$6.6	$-

Liabilities:
Commodity purchase contracts (3)	$2.6	$-	$2.6	$-
Foreign currency forward contracts (4)	0.7	-	0.7	-

	$3.3	$-	$3.3	$-

(1)	The company records the fair value of money market mutual funds within cash and cash equivalents and other assets. The fair value of money market mutual funds using quoted prices reported on various U.S. and international stock exchanges is classified as Level 1. The fair value of money market mutual funds held in inactive markets is corroborated through quoted prices in active markets for the fund’s underlying holdings, considering nonperformance and liquidity risks, and is classified as Level 2.

(2)	The fair value of interest rate swaps is calculated using models that discount the cash flows at each coupon adjustment date using the then-applicable forward interest rates.

(3)	The fair value of commodity purchase contracts is based on market forward rates and reflects the present value of the amount that the company would pay or receive for contracts involving the same notional amounts and maturity dates.

(4)	The fair value of foreign currency forward contracts is based on the difference between the contract prices and market forward rates.

Note 11 – COMPREHENSIVE INCOME

Total comprehensive income was comprised of the following:

	Three Months Ended March 31,
(In Millions of Dollars)	2010	2009
Net income	$167.0	$65.2
Foreign currency translation adjustment	(74.3)	(34.2)
Pension and other postretirement benefit plans	3.3	2.8
Loss on natural gas hedges - net	(1.4)	(1.1)
Changes in Treasury rate locks - net	0.8	3.3

Total comprehensive income	$95.4	$36.0
Less: Comprehensive income attributable to noncontrolling interests	5.7	0.1

Comprehensive income attributable to The Lubrizol Corporation	$89.7	$35.9

Note 12 – BENEFIT PLANS

The company has noncontributory defined benefit pension plans covering most employees. Pension benefits under these plans are based on years of service and compensation. The company also provides non-pension postretirement benefits, primarily health care benefits, for some employees. Participants contribute a portion of the cost of these benefits.

The components of net periodic pension cost consisted of the following:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
(In Millions of Dollars)	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total
Service cost	$5.8	$2.2	$8.0	$5.6	$2.0	$7.6
Interest cost on projected benefit obligation	7.1	3.8	10.9	7.0	3.6	10.6
Expected return on plan assets	(6.1)	(3.7)	(9.8)	(6.0)	(3.1)	(9.1)
Amortization of prior service costs	0.6	0.1	0.7	0.6	0.1	0.7
Recognized net actuarial loss	1.4	0.4	1.8	1.2	0.3	1.5

Net periodic pension cost	$8.8	$2.8	$11.6	$8.4	$2.9	$11.3

The components of net periodic non-pension postretirement benefit cost consisted of the following:

	Three Months Ended March 31,
(In Millions of Dollars)	2010	2009
Service cost	$0.4	$0.3
Interest cost on projected benefit obligation	1.4	1.4
Amortization of prior service credits	(1.4)	(1.7)
Amortization of initial net obligation	0.1	0.1
Recognized net actuarial loss	0.2	0.1

Net periodic non-pension postretirement benefit cost	$0.7	$0.2

Note 13 – STOCK-BASED COMPENSATION

The company utilizes the 2005 Stock Incentive Plan (2005 Plan) to provide equity awards to its key employees and directors. The 2005 Plan provides for the granting of up to 4,000,000 common shares in the form of stock appreciation rights, restricted and unrestricted shares, share units (collectively referred to as “full-value awards”) and options to buy common shares, of which no more than 2,000,000 can be settled as full-value awards. After the 2,000,000 limit has been reached, full-value awards are counted in a 3-to-1 ratio against the 4,000,000 limit. Options become exercisable 50% one year after date of grant, 75% after two years, 100% after three years and expire 10 years after grant. The 2005 Plan terminates with respect to new grants by its own terms on April 1, 2010. On April 27, 2010, shareholders of the company approved the 2010 Stock Incentive Plan, which provides for the granting of up to 3,000,000 common shares, to succeed the 2005 Plan.

The 2005 Plan provides each nonemployee director of the company an automatic annual grant of restricted share units worth approximately $0.1 million based on the fair market value of the company’s common shares on the date of each annual meeting of shareholders. A pro-rata number of restricted share units are granted to directors appointed between annual meetings of shareholders. All of these restricted share units vest on the date of the next annual meeting of shareholders. The fair value of restricted share units is based on the closing price of the company’s common shares on the date of grant. No restricted share units were granted during the three months ended March 31, 2010. There were 450 restricted share units granted during the three months ended March 31, 2009.

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

The fair value of stock options is estimated using the Black-Scholes option pricing model. There were 91,800 and 438,600 stock options granted during the three months ended March 31, 2010 and 2009, respectively. Options under the 2005 Plan have been granted to employees at fair market value at the date of grant. The assumptions used to value the options granted were as follows:

	Three Months Ended March 31,
	2010	2009
Risk-free interest rate	3.3%	2.8%
Dividend yield	1.6%	4.5%
Expected volatility	30.3%	27.9%
Expected life (years)	6.5	6.5
Fair value per option	$23.84	$5.03

The fair value of performance-based share units is based on the closing price of the company’s common shares on the date of grant. The company granted 106,500 and 290,520 performance-based share units during the three months ended March 31, 2010 and 2009, respectively. No voting or dividend rights are associated with the performance-based share units until the end of the performance period and a distribution of shares from the 2005 Plan, if any, is made. Nonvested performance-based share units at March 31, 2010, and changes during the three months ended March 31, 2010, were as follows:

	Share Units	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2010	774,578	$36.15
Granted	106,500	$78.18
Performance increase	21,300	$78.18
Forfeited	(1,104)	$32.99

Nonvested at March 31, 2010	901,274	$42.11

The following table identifies the number of shares expected to be issued based on current expectations of performance and the stock price on the date of grant for the nonvested performance-based share units outstanding at March 31, 2010:

Performance Period	Expected Number of Units to be Issued	Grant Date Fair Value
2008-2010	211,340	$58.45
2009-2011	562,134	$27.77
2010-2012	127,800	$78.18

The company uses previously purchased treasury shares for all net shares issued for option exercises and performance-based and restricted share units. During the three months ended March 31, 2010, the award for the 2007-2009 performance period was distributed resulting in the issuance of 213,960 shares and the deferral of 20,576 shares into a deferred compensation plan. During the three months ended March 31, 2009, the award for the 2006-2008 performance period was distributed resulting in the issuance of 157,721 common shares and the deferral of 112,411 common shares into a deferred compensation plan.

The terms of the performance-based share units granted to international employees state that payment will be in cash at the end of the performance period. As such, liability accounting is used for these awards and compensation expense is calculated based on the company’s common share price. In addition, some international employees received stock-based awards in prior years that are similar to stock appreciation rights. The value of these awards is based on the company’s common share price and is paid in cash upon exercise. A portion of these awards expires through 2014, while the remainder expires upon retirement. At March 31, 2010, the unexercised portion of these fully vested awards was accounted for as a liability. Compensation expense (credit) recognized in the consolidated statements of income for the three months ended March 31, 2010 and 2009, related to these awards was $1.9 million and $(1.2) million, respectively.

Total stock-based compensation expense recognized in the consolidated statements of income for the three months ended March 31, 2010 and 2009, was $5.8 million and $1.3 million, respectively. The related tax benefit for the three months ended March 31, 2010 and 2009, was $2.0 million and $0.5 million, respectively. At March 31, 2010, there was $25.0 million of total pre-tax unrecognized compensation cost related to all stock-based awards that were not vested. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Note 14 – RESTRUCTURING CHARGES

During the three months ended March 31, 2010, the company recorded aggregate restructuring charges of $0.9 million primarily related to the restructuring of the sales and marketing organization within the TempRite business in the engineered polymers product line and the discontinuation of a tolling arrangement to manufacture products within the performance coatings product line.

The following table shows the reconciliation of the restructuring liability since January 1, 2010, by major restructuring activity:

(In Millions of Dollars)	Liability January 1, 2010	Restructuring Charges	Cash Paid	Liability March 31, 2010
Corporate organizational restructuring	$1.9	$0.1	$(1.0)	$1.0
Lubrizol Advanced Materials 2010 workforce reductions and product line discontinuations	-	0.9	(0.4)	0.5
Lubrizol Advanced Materials 2009 plant closures and workforce reductions	1.0	(0.1)	(0.4)	0.5
Performance coatings 2008 business improvement initiatives	0.1	-	-	0.1

	$3.0	$0.9	$(1.8)	$2.1

During the three months ended March 31, 2009, the company recorded aggregate restructuring charges of $11.4 million primarily related to $10.9 million of severance and benefits associated with organizational restructuring decisions, which increased operating efficiencies and improved profitability. The remaining charges related to the closing of a Lubrizol Additives blending, packaging and warehouse site in Ontario, Canada that was announced in 2008.

Note 15 – CONTINGENCIES AND COMMITMENTS

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

The company’s environmental reserves, measured on an undiscounted basis, totaled $8.8 million and $9.4 million at March 31, 2010, and December 31, 2009, respectively. Of these amounts, $4.8 million and $5.8 million were included in accrued expenses and other current liabilities at March 31, 2010, and December 31, 2009, respectively. Goodrich provided LZAM International with an indemnity for various environmental liabilities that extends through February 2011. Pursuant to this indemnity, Goodrich currently is indemnifying LZAM International for the costs of several environmental remediation projects. The company estimates Goodrich’s share of such currently identified liabilities to be approximately $0.7 million at March 31, 2010, of which $0.6 million of the recovery is included in receivables and $0.1 million is included in other assets. There are specific environmental contingencies for company-owned sites for which third parties such as past owners and/or operators are the named PRPs, for which the company is indemnified by Goodrich. Goodrich’s share of all of these liabilities may increase to the extent such third parties fail to honor their obligations through February 2011.

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

We are organized into two operating and reportable segments called Lubrizol Additives and Lubrizol Advanced Materials, and we are an industry leader in many of the markets in which our product lines compete. Lubrizol Additives consists of two product lines: (i) engine additives and (ii) driveline and industrial additives. Engine additives is comprised of additives for lubricating engine oils, such as for gasoline, diesel, marine and stationary engines, and additives for fuels, refinery and oil field chemicals. Driveline and industrial additives is comprised of additives for driveline oils, such as automatic transmission fluids, gear oils and tractor lubricants, and industrial additives, such as additives for hydraulic, grease and metalworking fluids, as well as compressor lubricants. Both product lines sell viscosity modifiers, as well as provide services for supply chain and knowledge center management.

The Lubrizol Advanced Materials segment consists of three product lines: (i) engineered polymers, (ii) Noveon® consumer specialties and (iii) performance coatings. The engineered polymers product line includes products such as Estane® thermoplastic polyurethane and TempRite® engineered polymers used within the construction, automotive, telecommunications, electronics and recreation industries. The Noveon consumer specialties product line includes acrylic thickeners, film formers, fixatives, emollients, silicones, specialty surfactants, methyl glucoside, lanolin derivatives and cassia hydrocolloids used within cosmetics, personal care and household products. The performance coatings product line includes high-performance polymers and additives for specialty paper, graphic arts, paints, textiles and coatings applications that are sold to customers worldwide.

The following factors most affected our consolidated results during the three months ended March 31, 2010:

•	Strengthening global customer demand led to a 28% increase in volume.

•

Our disciplined margin management, improved product mix and increased utilization of our manufacturing facilities resulted in an increase in our gross profit percentage to 34.3% from 27.1% in the same quarter last year. Our production levels increased significantly as a result of the improvement in sales volume. As a result, we incurred only $7.1 million of unabsorbed manufacturing costs compared with $38.1 million of unabsorbed manufacturing costs in the same quarter last year due to lower than normal production levels.

•

Our actual and projected financial performance relative to the financial objectives contained within our annual and long-term incentive compensation programs resulted in additional compensation expense of $12.0 million compared with the same quarter last year. Further, appreciation in the liabilities recorded for our deferred compensation plans and stock appreciation rights, which primarily are based on the value of Lubrizol stock, resulted in additional compensation expense of $8.7 million compared with the same quarter last year.

•

Our effective tax rate increased to 33.8% from 29.1% in the same quarter last year primarily as a result of a discrete $3.7 million non-cash charge from the change in tax treatment of the Medicare Part D subsidy under the new U.S. healthcare legislation, as well as the expiration of the U.S research credit and changes in foreign tax laws.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared With Three Months Ended March 31, 2009

	Three Months Ended March 31,
(In Millions of Dollars Except Per Share Data)	2010	2009	$ Change	% Change

Revenues	$1,315.5	$1,012.4	$303.1	30%
Cost of sales	864.8	738.5	126.3	17%

Gross profit	450.7	273.9	176.8	65%

Selling and administrative expenses	122.9	93.8	29.1	31%
Research, testing and development expenses	52.8	49.0	3.8	8%
Amortization of intangible assets	6.3	6.3	-	-
Restructuring charges	0.9	11.4	(10.5)	*
Other income - net	(8.1)	(5.2)	(2.9)	*
Interest expense - net	23.5	26.7	(3.2)	(12%)

Income before income taxes	252.4	91.9	160.5	175%
Provision for income taxes	85.4	26.7	58.7	220%

Net income	167.0	65.2	101.8	156%
Net income attributable to noncontrolling interests	4.7	1.0	3.7	370%

Net income attributable to The Lubrizol Corporation	$162.3	$64.2	$98.1	153%

Basic earnings per share attributable to The Lubrizol Corporation	$2.37	$0.95	$1.42	149%

Diluted earnings per share attributable to The Lubrizol Corporation	$2.32	$0.95	$1.37	144%

* Calculation not meaningful

Revenues The increase in revenues compared with the same quarter last year was due to a 28% increase in volume and a 2% favorable currency impact. While the combination of price and product mix was unchanged from the same quarter last year, improvements in product mix offset a decline in our average selling price primarily within the Lubrizol Additives segment.

The following table shows the geographic mix of our volume as well as the percentage changes compared with the same quarter last year:

	2010 Volume	2010 vs. 2009 % Change
North America	39%	20%
Europe	27%	22%
Asia-Pacific / Middle East	27%	52%
Latin America	7%	18%

Total	100%	28%

Segment volume variances by geographic zone, as well as the factors explaining the changes in segment revenues compared with the same quarter last year, are contained within the “Segment Analysis” section.

Cost of Sales The increase in cost of sales compared with the same quarter last year primarily was due to increased volume and an unfavorable currency impact of $14.9 million, partially offset by a 4% decline in average raw material cost. However, our average raw material cost has increased steadily beginning in the second half of 2009, and we expect tight supply conditions for some of our raw materials to result in upward pressure on costs during the remainder of 2010. Total manufacturing expenses increased 2% compared with the same quarter last year primarily due to a $6.0 million unfavorable currency impact and a $4.1 million increase in supplies and services, partially offset by improved utilization of our manufacturing facilities. Our production levels increased significantly due to the improvement in sales volume. As a result, we incurred only $7.1 million of unabsorbed manufacturing costs compared with $38.1 million of unabsorbed manufacturing costs in the same quarter last year due to lower than normal production levels.

Gross Profit Gross profit increased $176.8 million, or 65%, compared with the same quarter last year. The increase primarily was due to higher volume, our disciplined margin management and improved product mix. As a result, our gross profit percentage increased to 34.3% compared with 27.1% in the same quarter last year.

Selling and Administrative Expenses Selling and administrative expenses increased $29.1 million, or 31%, compared with the same quarter last year. The increase primarily was due to higher incentive compensation expense of $9.3 million, deferred compensation expense of $8.6 million, charitable contributions to The Lubrizol Foundation of $2.5 million and an unfavorable currency impact of $2.2 million.

Research, Testing and Development Expenses Research, testing and development expenses increased $3.8 million, or 8%, compared with the same quarter last year primarily due to an unfavorable currency impact of $1.2 million and higher incentive compensation expense of $1.2 million.

Restructuring Charges The components of restructuring charges during the first quarter of 2010 were as follows:

(In Millions of Dollars)	Other Exit Costs	Severance and Benefits	Total

Lubrizol Advanced Materials 2010 workforce reductions and product line discontinuations	$0.2	$0.7	$0.9
Lubrizol Advanced Materials 2009 plant closures and workforce reductions	-	(0.1)	(0.1)
Corporate organizational restructuring	-	0.1	0.1

Total restructuring charges	$0.2	$0.7	$0.9

Restructuring charges primarily related to the restructuring of the sales and marketing organization within our TempRite business in the engineered polymers product line and the discontinuation of a tolling arrangement to manufacture products within our performance coatings product line.

The components of restructuring charges during the first quarter of 2009 were as follows:

(In Millions of Dollars)	Severance and Benefits
Corporate organizational restructuring	$10.9
Lubrizol Additives plant closure and workforce reductions	0.5

Total restructuring charges	$11.4

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

Interest Expense – net The decrease in interest expense-net compared with the same quarter last year primarily was due to lower interest expense of $4.6 million associated with our reduced debt balances and the non-recurrence of $1.9 million in expenses associated with our repurchase of the 4.625% notes in the same quarter last year. The decrease in interest expense-net partially was offset by lower interest income of $1.4 million as a result of reduced investment returns.

Provision for Income Taxes Our effective tax rate of 33.8% increased from 29.1% in the same quarter last year primarily as a result of a discrete $3.7 million non-cash charge from the change in tax treatment of the Medicare Part D subsidy under the new U.S. healthcare legislation, along with the expiration of the U.S research credit and changes in foreign tax laws.

Net Income Attributable to The Lubrizol Corporation Primarily as a result of the above factors, net income attributable to The Lubrizol Corporation increased to $162.3 million ($2.32 per diluted share) compared with $64.2 million ($0.95 per diluted share) in the same quarter last year. Excluding the effect of restructuring charges from both quarters, earnings as adjusted increased to $162.9 million ($2.33 per diluted share) compared with $71.8 million ($1.06 per diluted share) in the same quarter last year. Earnings as adjusted is a measure of income that differs from earnings measured in accordance with generally accepted accounting principles (GAAP). Earnings as adjusted may not be comparable with similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of income in accordance with GAAP, as non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations in accordance with GAAP. We believe that earnings as adjusted for the exclusion of restructuring and impairment charges assists the investor in evaluating the results of our core operating activities, consistent with how management measures and evaluates performance, and provides greater comparability with historical results where such charges may be materially different. In addition, we believe that the presentation of both GAAP and non-GAAP results may assist investors in comparing our performance with that of peer companies presenting similar non-GAAP results. Earnings as adjusted also is a component in determining incentive compensation. The following table provides a reconciliation of earnings to earnings as adjusted:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
(In Millions of Dollars Except Per Share Data)	Income Before Income Taxes	Net Income Attributable to Lubrizol	Diluted EPS	Income Before Income Taxes	Net Income Attributable to Lubrizol	Diluted EPS

Earnings	$252.4	$162.3	$2.32	$91.9	$64.2	$0.95

Adjustments:
Restructuring charges	0.9	0.6	0.01	11.4	7.6	0.11

Earnings as adjusted (Non-GAAP)	$253.3	$162.9	$2.33	$103.3	$71.8	$1.06

SEGMENT ANALYSIS

Three Months Ended March 31, 2010 Compared With Three Months Ended March 31, 2009

We primarily evaluate performance and allocate resources based on segment operating income as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the product lines included within each segment. Segment operating income will reconcile to consolidated income before income taxes by deducting corporate expenses and corporate other income that are not attributable to the segments, restructuring charges and net interest expense.

The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	Three Months Ended March 31,
	2010	2009
Revenues:
Lubrizol Additives	72%	72%
Lubrizol Advanced Materials	28%	28%

Segment Operating Income:
Lubrizol Additives	80%	82%
Lubrizol Advanced Materials	20%	18%

Lubrizol Additives Segment

	Three Months Ended March 31,			%
(In Millions of Dollars)	2010	2009	$ Change	Change
Revenues	$948.0	$727.8	$220.2	30%
Gross profit	325.2	188.7	136.5	72%
STAR Expenses	79.3	70.4	8.9	13%
Segment operating income	246.4	118.7	127.7	108%

Revenues The increase in revenues compared with the same quarter last year was due to a 28% increase in volume and a 2% favorable currency impact. While the combination of price and product mix was unchanged from the same quarter last year, improvements in product mix primarily due to the recovery in our driveline and industrial additives product line offset a decline in our average selling price.

The following table shows the geographic mix of our volume as well as the percentage changes compared with the same quarter last year:

	2010 Volume	2010 vs. 2009 % Change
North America	32%	21%
Europe	31%	23%
Asia-Pacific / Middle East	30%	47%
Latin America	7%	16%

Total	100%	28%

Volume increased substantially across all geographic zones and product lines in comparison with the same quarter last year, which was impacted severely by the global recession and destocking of customers’ inventories. Volume increased due to stronger demand as a result of improving global economic conditions that began in the second half of 2009. The increase in our Asia-Pacific / Middle East market primarily was due to strong customer demand and favorable order patterns, particularly in China. Volume improved in both of our product lines, with a more pronounced improvement in our driveline and industrial additives product line than in our engine additives product line, as our engine additives product line was affected less severely during 2009.

Gross Profit Gross profit increased $136.5 million, or 72%, compared with the same quarter last year. The increase primarily related to higher volume, our disciplined margin management, improved product mix and a favorable currency impact. Average raw material cost decreased 5% compared with the same quarter last year. However, our average raw material cost has increased steadily beginning in the second half of 2009, and we expect tight supply conditions for some of our raw materials to result in upward pressure on costs during the remainder of 2010. In response to the rise in raw material costs, we announced a price increase in the third quarter of 2009 that was implemented during the fourth quarter of 2009. As a result of continued increases in raw material costs, we announced an additional price increase in the first quarter of 2010 with a phased implementation during the first and second quarters. Total manufacturing costs decreased 2% compared with the same quarter last year primarily due to improved utilization of our manufacturing facilities, partially offset by an unfavorable currency impact. Our production levels increased significantly as a result of the improvement in sales volume. As a result, we incurred only $2.7 million of unabsorbed manufacturing costs compared with $27.6 million of unabsorbed manufacturing costs in the same quarter last year due to lower than normal production levels. Cost of sales during the same quarter last year also included charges of $6.3 million associated with a liquidation of LIFO inventory quantities. As a result, our gross profit percentage increased to 34.3% from 25.9% in the same quarter last year.

Selling, Testing, Administrative and Research (STAR) Expenses STAR expenses increased 13% compared with the same quarter last year primarily as a result of higher incentive compensation and an unfavorable currency impact.

Segment Operating Income Segment operating income increased 108% compared with the same quarter last year primarily due to the factors discussed above.

Lubrizol Advanced Materials Segment

	Three Months Ended March 31,			%
(In Millions of Dollars)	2010	2009	$ Change	Change
Revenues	$367.5	$284.6	$82.9	29%
Gross profit	125.5	85.2	40.3	47%
STAR Expenses	60.9	56.3	4.6	8%
Segment operating income	60.6	25.5	35.1	138%

Revenues The increase in revenues compared with the same quarter last year was due to a 26% increase in volume, a 2% improvement in the combination of price and product mix and a 1% favorable currency impact.

The following table shows the geographic mix of our volume as well as the percentage changes compared with the same quarter last year:

	2010 Volume	2010 vs. 2009 % Change
North America	62%	18%
Europe	16%	14%
Asia-Pacific / Middle East	19%	84%
Latin America	3%	39%

Total	100%	26%

Volume increased substantially across all geographic zones and product lines in comparison with the same quarter last year, which was impacted severely by the global recession. Volume increased due to stronger demand as a result of improving global economic conditions that began in the second half of 2009. The increase in our Asia-Pacific / Middle East market primarily was due to strong customer demand, particularly in India and China. Volume increased in all product lines, with increases in our engineered polymers product line and Noveon consumer specialties product line exceeding those in our performance coatings product line.

Gross Profit Gross profit increased $40.3 million, or 47%, compared with the same quarter last year. The increase primarily related to higher volume partially offset by higher manufacturing costs. Average raw material cost was level with the same quarter last year. However, we expect tight supply conditions for some of our raw materials to result in upward pressure on costs during the remainder of 2010. Total manufacturing costs increased 10% compared with the same quarter last year primarily due to increased variable production costs, an unfavorable currency impact and increased incentive compensation, partially offset by improved utilization of our manufacturing facilities. Our production levels increased significantly as a result of the improvement in sales volume. As a result, we incurred only $4.4 million of unabsorbed manufacturing costs compared with $10.5 million of unabsorbed manufacturing costs in the same quarter last year due to lower than normal production levels. Accordingly, our gross profit percentage increased to 34.1% from 29.9% in the same quarter last year.

Selling, Testing, Administrative and Research (STAR) Expenses STAR expenses increased 8% compared with the same quarter last year as a result of higher incentive compensation and an unfavorable currency impact.

Segment Operating Income Segment operating income increased 138% compared with the same quarter last year primarily due to the factors discussed above.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows

The following table summarizes the major components of cash flow:

	Three Months Ended March 31,
(In Millions of Dollars)	2010	2009
Cash provided by (used for):
Operating activities	$99.0	$165.6
Investing activities	(29.4)	(43.6)
Financing activities	(104.8)	319.0
Effect of exchange rate changes on cash	(13.7)	(3.5)

Net (decrease) increase in cash and cash equivalents	$(48.9)	$437.5

Operating Activities

The decrease in cash provided by operating activities compared with the same quarter last year primarily was attributable to higher working capital, partially offset by the improvement in our earnings. Cash flow from receivables decreased by $160.2 million due to an increase in first quarter sales in 2010 as compared with the same quarter last year. Cash flow from inventories decreased by $163.6 million as inventory quantities were at more historical levels in the first quarter of 2010 after our successful initiative to reduce inventories in 2009. Cash flow from accounts payable and other current liabilities increased by $136.8 million primarily due to normal inventory purchases in first quarter of 2010 as compared with the significant reduction in purchases to reduce inventories in the same quarter last year.

We manage inventories and receivables on the basis of average days sales in inventory and average days sales in receivables. Our average days sales in receivables decreased to 46.9 days during the three months ended March 31, 2010, from 47.9 days for the year ended December 31, 2009. Our goal is to minimize our investment in inventories while at the same time ensuring reliable supply for our customers. Our average days sales in inventory decreased to 81.7 days during the three months ended March 31, 2010, from 87.0 days for the year ended December 31, 2009.

Investing Activities

Cash used for investing activities decreased primarily due to lower capital expenditures of $13.9 million compared with the same quarter last year. Capital expenditures for both segments primarily were made to maintain existing manufacturing capacity and plant infrastructure. In 2010, we estimate that annual capital expenditures will be approximately $250.0 million primarily due to our plans to commence construction of a new additives facility in China as well as implement a debottlenecking program at our existing facilities in the United States.

Financing Activities

Cash used for financing activities of $104.8 million primarily consisted of the repurchase of common shares, repayment of the balance outstanding under the euro revolving credit facility and the payment of dividends. Cash provided by financing activities of $319.0 million during the same quarter last year primarily consisted of the net proceeds received from the issuance of 8.875% notes due 2019 and the $150.0 million term loan, partially offset by the repayment of $177.0 million of 4.625% notes and the balances outstanding under the revolving credit facilities and the payment of dividends.

Capitalization, Liquidity and Credit Facilities

At March 31, 2010, our total debt outstanding of $1,346.8 million consisted of 89% fixed-rate debt and 11% variable-rate debt that includes $150.0 million of fixed-rate debt swapped for a variable rate. Our weighted-average interest rate at March 31, 2010, was approximately 7.2%.

Our net debt as a percent of capitalization at March 31, 2010, was 15%. Net debt represents total short-term and long-term debt, excluding unrealized gains and losses on derivative instruments designated as fair value hedges of fixed-rate debt, reduced by cash and cash equivalents. Capitalization is calculated as total equity plus net debt. Total debt as a percent of capitalization was 38% at March 31, 2010.

Our ratio of current assets to current liabilities was 3.7 at March 31, 2010.

The $350.0 million revolving credit facility, which matures in September 2011, allows us to borrow at variable rates based upon the U.S. prime rate or LIBOR plus a specified credit spread. The €150.0 million revolving credit facility, which matures in July 2012, allows us to borrow at variable rates based on EURIBOR for euro borrowings or LIBOR for dollar or pound sterling borrowings plus a specified credit spread. We may elect to increase the euro facility amount once each year in increments of €10.0 million, up to an aggregate maximum of €200.0 million, subject to approval by the lenders. At March 31, 2010, we had no borrowings outstanding under these facilities.

Under the U.S. and euro bank credit agreements, we are required to comply with financial ratios of debt to Consolidated EBITDA and Consolidated EBITDA to interest expense. As defined in the credit agreements, Consolidated EBITDA represents consolidated earnings before interest, income taxes, depreciation and amortization, extraordinary, unusual or non-recurring non-cash gains or losses, including the sale of property and equipment and goodwill impairments, and non-cash gains or losses from less than wholly owned subsidiaries and investments. The credit agreements require that the ratio of debt to Consolidated EBITDA be less than 3.5:1 and the ratio of Consolidated EBITDA to interest expense be greater than 3.5:1. At March 31, 2010, we maintained a ratio of debt to Consolidated EBITDA of 1.2:1 and a ratio of Consolidated EBITDA to interest expense of 10.7:1.

On April 27, 2010, our board of directors declared a regular quarterly dividend of $0.36 per share, which represents a 16% increase from our previous quarterly dividend, payable June 10, 2010, to shareholders of record at the close of business on May 10, 2010.

We believe that our cash flow from operations, borrowing capacity under the credit facilities and our current cash and cash equivalents provide sufficient liquidity to maintain our current operations and capital expenditure requirements, pay dividends, repurchase shares, pursue acquisitions and service our debt.

Contractual Cash Obligations

There were no material changes in contractual obligations from December 31, 2009, to March 31, 2010.

Our debt level will require us to dedicate a portion of our cash flow to make interest and principal payments, thereby reducing the availability of our cash for acquisitions or other purposes. Nevertheless, we believe our future operating cash flow will be sufficient to cover debt service, capital expenditures, dividends, share repurchases and other obligations, and we have untapped borrowing capacity that can provide us with additional financial resources. We currently have a shelf registration statement filed with the Securities and Exchange Commission (SEC) pursuant to which debt securities, preferred or common shares, or warrants may be issued. In addition, at March 31, 2010, we maintained cash and cash equivalents balances of $942.1 million and had $350.0 million available under the U.S. revolving credit facility and €150.0 million (approximately $201.2 million) available under the euro revolving credit facility.

Off-Balance Sheet Arrangements

At March 31, 2010, we had $27.1 million of contingent obligations under standby letters of credit issued in the ordinary course of business to financial institutions, customers and insurance companies to secure short-term support for a variety of commercial transactions, insurance and benefit programs.

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

•

The cost, availability and quality of raw materials, especially feedstocks derived from petroleum and petrochemicals, and the cost and availability of energy, especially natural gas and electricity, and our ability to sustain profitability through our pricing in a competitive market.

•	Our success at continuing to develop, and benefit from, proprietary technology to meet or exceed new industry performance standards and to create new products to meet changing customer expectations.

•	Our success in retaining and growing the business that we have with our largest customers.

•	The extent to which we are successful in expanding our business in new and existing markets and identifying, understanding and managing the risks inherent in those markets.

•	Our ability to continue to maximize efficiencies in our procurement and manufacturing processes and manage our cost structure.

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

•

The potential disruption or interruption of our or our suppliers’ production facilities due to accidents, terrorism, political events, civil unrest, or weather-related disruptions to our facilities located near the U.S. Gulf Coast.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2010, there were no material changes in our market risk exposure. For a discussion of our market risks associated with interest rates, foreign currencies and commodities, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4. Controls and Procedures

At the end of the period covered by this quarterly report (March 31, 2010), we carried out an evaluation, under the supervision and with the participation of the company’s management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the end of such period, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting identified in the evaluation described in the preceding paragraph that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 23, 2010, the Texas Commission on Environmental Quality (TCEQ) issued a notice of proposed penalty for alleged violations of the TCEQ Air Permit Regulations. The alleged violations pertain to emission levels and reporting requirements associated with operations at our Deer Park, Texas facility. Discussions with TCEQ indicate that the matter will result in a sanction in excess of $0.1 million, but we do not expect the final resolution to be material to our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On February 19, 2010, we issued 1,610 common shares, exempt from registration under Regulation S of the Securities Act of 1933, as amended, pursuant to various employee benefit plans sponsored by a wholly owned foreign subsidiary.

(b)	Not applicable.

(c)	The following table provides information regarding our purchases of Lubrizol common shares, on a settlement date basis, during the quarter.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Month #1 (Jan. 1, 2010 through Jan. 31, 2010)	-	N/A	-	3,755,918
Month #2 (Feb. 1, 2010 through Feb. 28, 2010)	623,500	$74.35	623,500	3,132,418
Month #3 (Mar. 1, 2010 through Mar. 31, 2010)	176,500	$78.28	176,500	2,955,918

Total	800,000		800,000	2,955,918

1 This column reflects common shares that we purchased pursuant to a share repurchase program authorized by our board of directors and announced on April 27, 2007. Under this program, we are permitted to repurchase up to 5.0 million of our common shares in the open market or through negotiated transactions. The program will expire when all authorized shares have been repurchased.

Item 6. Exhibits

Refer to the exhibit index following the signature page.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LUBRIZOL CORPORATION

/s/ W. Scott Emerick
W. Scott Emerick
Principal Accounting Officer and Duly Authorized
Signatory of The Lubrizol Corporation

Date:    May 7, 2010

Exhibit Index

3.1	Second Amended and Restated Articles of Incorporation of The Lubrizol Corporation, effective as of May 6, 2009 (incorporated by reference to Exhibit 3.1 to the company’s quarterly report on Form 10-Q filed with the SEC on May 8, 2009).

3.2	Second Amended and Restated Regulations of The Lubrizol Corporation, effective as of June 23, 2009 (incorporated by reference to Exhibit 3.1 to the company’s current report on Form 8-K filed with the SEC on June 24, 2009).

10.1	Three Year Credit Agreement dated July 21, 2009, among Lubrizol Holdings France SAS, Lubrizol Advanced Materials Europe BVBA, Lubrizol (Gibraltar) Limited and Lubrizol Coordination Center BVBA as borrowers, The Lubrizol Corporation as guarantor, the initial lenders named therein, and The Royal Bank of Scotland plc as administrative agent.

10.2	Credit Agreement dated as of August 24, 2004, among The Lubrizol Corporation, the Initial Lenders named therein, Citigroup Global Markets Inc. and KeyBanc Capital Markets, as co-lead arrangers and co-bookrunners, KeyBank National Association and ABN Amro Bank N.V., as co-syndication agents, Wachovia Bank, National Association, as documentation agent, and Citicorp North America, Inc., as agent.

10.3*	The Lubrizol Corporation 2005 Stock Incentive Plan, as amended and restated February 22, 2010 (incorporated by reference to Exhibit 10.2 to the company’s current report on Form 8-K filed with the SEC on February 24, 2010).

10.4*	Form of Performance Share Unit Award under The Lubrizol Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the company’s current report on Form 8-K filed with the SEC on February 24, 2010).

10.5*	Form of Nonstatutory Stock Option Award Agreement under The Lubrizol Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the company’s current report on Form 8-K filed with the SEC on February 24, 2010).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.