Form 10-Q
period 2010-06-30
LUBRIZOL Corp
filed 2010-08-06
CIK 60751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2010

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

Yes ☐ No ☑

Number of the registrant’s common shares, without par value, outstanding as of July 30, 2010: 67,501,065.

THE LUBRIZOL CORPORATION

Quarterly Report on Form 10-Q

Three and Six Months Ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

THE LUBRIZOL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions of Dollars Except Per Share Data)	2010	2009	2010	2009
Revenues	$1,401.2	$1,111.0	$2,716.7	$2,123.4
Cost of sales	927.6	717.2	1,792.4	1,455.7

Gross profit	473.6	393.8	924.3	667.7

Selling and administrative expenses	100.0	111.8	222.9	205.6
Research, testing and development expenses	52.9	49.2	105.7	98.2
Amortization of intangible assets	6.2	6.2	12.5	12.5
Restructuring and impairment charges	0.5	10.1	1.4	21.5
Other income - net	(11.6)	(5.3)	(19.7)	(10.5)
Interest income	(1.4)	(1.6)	(2.7)	(4.3)
Interest expense	24.8	27.5	49.6	56.9

Income before income taxes	302.2	195.9	554.6	287.8
Provision for income taxes	95.6	60.0	181.0	86.7

Net income	206.6	135.9	373.6	201.1
Net income attributable to noncontrolling interests	5.2	4.0	9.9	5.0

Net income attributable to The Lubrizol Corporation	$201.4	$131.9	$363.7	$196.1

Net income per share attributable to The Lubrizol Corporation, basic	$2.95	$1.95	$5.32	$2.90

Net income per share attributable to The Lubrizol Corporation, diluted	$2.88	$1.92	$5.21	$2.87

Dividends paid per share	$0.36	$0.31	$0.67	$0.62

Amounts shown are unaudited.

The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Millions of Dollars Except Share Data)	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$972.2	$991.0
Receivables	766.8	615.1
Inventories	675.1	630.5
Deferred income taxes	74.5	77.8
Other current assets	32.9	32.2

Total current assets	2,521.5	2,346.6

Property and equipment - at cost	2,882.4	2,960.7
Less accumulated depreciation	1,743.1	1,773.1

Property and equipment - net	1,139.3	1,187.6

Goodwill	748.5	790.7
Intangible assets - net	314.2	339.6
Other assets	115.6	105.5

TOTAL	$4,839.1	$4,770.0

LIABILITIES AND TOTAL EQUITY
Current portion of long-term debt	$0.3	$0.3
Accounts payable	368.6	299.5
Accrued expenses and other current liabilities	300.8	337.4

Total current liabilities	669.7	637.2

Long-term debt	1,351.6	1,390.3
Pension obligations	310.0	309.3
Other postretirement benefit obligations	93.5	92.7
Noncurrent liabilities	153.5	153.3
Deferred income taxes	58.2	57.4

Total liabilities	2,636.5	2,640.2

Contingencies and commitments

Redeemable stock-based awards	5.4	-

Preferred stock without par value - unissued	-	-
Common shares without par value:
Authorized - 120,000,000 shares
Outstanding - 67,470,108 shares at June 30, 2010, after deducting 18,725,786 treasury shares; 68,436,977 shares at December 31, 2009, after deducting 17,758,917 treasury shares	833.7	826.4
Retained earnings	1,527.6	1,322.4
Accumulated other comprehensive loss	(235.0)	(88.0)

Total of The Lubrizol Corporation shareholders’ equity	2,126.3	2,060.8

Noncontrolling interests	70.9	69.0

Total equity	2,197.2	2,129.8

TOTAL	$4,839.1	$4,770.0

Amounts shown are unaudited.

The accompanying notes are an integral part of these consolidated financial statements

THE LUBRIZOL CORORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
(In Millions of Dollars)	2010	2009
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income	$373.6	$201.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	84.8	82.4
Deferred income taxes	10.3	(17.4)
Stock-based compensation	9.1	9.0
Restructuring and impairment charges	0.1	6.9
Gain from investments and sales of property and equipment	(0.9)	-
Change in current assets and liabilities, net of acquisitions:
Receivables	(187.9)	(36.0)
Inventories	(66.8)	219.1
Accounts payable, accrued expenses and other current liabilities	50.2	(19.2)
Other current assets	(0.4)	(7.8)

	(204.9)	156.1
Other items - net	1.1	8.7

Total operating activities	273.2	446.8

INVESTING ACTIVITIES
Capital expenditures	(63.2)	(75.9)
Acquisitions	(2.5)	(2.6)
Proceeds from investments	3.4	5.6
Proceeds from sales of property and equipment	0.7	0.1

Total investing activities	(61.6)	(72.8)

FINANCING ACTIVITIES
Changes in short-term debt - net	-	(0.7)
Repayments of long-term debt	(45.8)	(285.7)
Proceeds from the issuance of long-term debt	-	646.3
Payment of Treasury rate lock upon settlement	-	(16.7)
Payment of debt issuance costs	-	(4.8)
Dividends paid	(45.8)	(41.8)
Dividends to noncontrolling interests	(8.0)	(2.5)
Common shares purchased	(125.5)	-
Proceeds from the exercise of stock options	16.7	3.3
Excess tax benefit from the exercise of stock options and awards	9.7	0.7

Total financing activities	(198.7)	298.1

Effect of exchange rate changes on cash	(31.7)	2.5

Net (decrease) increase in cash and cash equivalents	(18.8)	674.6

Cash and cash equivalents at the beginning of period	991.0	186.2

Cash and cash equivalents at the end of period	$972.2	$860.8

Amounts shown are unaudited.

The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2010 and 2009

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator (in millions):
Net income attributable to The Lubrizol Corporation	$201.4	$131.9	$363.7	$196.1

Denominator (in millions of shares):
Weighted-average common shares outstanding	68.2	67.8	68.4	67.7
Dilutive effect of stock options and awards	1.6	0.8	1.4	0.6

Denominator for net income per share, diluted	69.8	68.6	69.8	68.3

Net income per share attributable to
The Lubrizol Corporation, basic	$2.95	$1.95	$5.32	$2.90

Net income per share attributable to
The Lubrizol Corporation, diluted	$2.88	$1.92	$5.21	$2.87

Options to purchase 0.1 million shares were excluded from the diluted earnings per share calculations because they were antidilutive for both the three and six months ended June 30, 2010. Options to purchase 0.7 million shares and 1.3 million shares were excluded from the diluted earnings per share calculations because they were antidilutive for the three and six months ended June 30, 2009, respectively.

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

In December 2009, the FASB issued ASU 2009-16, “Accounting for Transfers of Financial Assets.” This update eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. The adoption of this update on January 1, 2010, did not have an effect on the company’s consolidated financial statements.

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

The following table presents a summary of the results of the company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions of Dollars)	2010	2009	2010	2009
Revenues from external customers:
Lubrizol Additives	$1,008.4	$802.8	$1,956.4	$1,530.6
Lubrizol Advanced Materials	392.8	308.2	760.3	592.8

Total revenues	$1,401.2	$1,111.0	$2,716.7	$2,123.4

Segment operating income:
Lubrizol Additives	$271.5	$221.2	$517.9	$339.9
Lubrizol Advanced Materials	62.5	36.6	123.1	62.1

Segment operating income	334.0	257.8	641.0	402.0

Corporate expenses	(15.3)	(28.8)	(50.8)	(44.8)
Corporate other income - net	7.4	2.9	12.7	4.7
Restructuring and impairment charges	(0.5)	(10.1)	(1.4)	(21.5)
Interest expense - net	(23.4)	(25.9)	(46.9)	(52.6)

Income before income taxes	$302.2	$195.9	$554.6	$287.8

The company’s total assets by segment were as follows:

(In Millions of Dollars)	June 30, 2010	December 31, 2009
Segment assets:
Lubrizol Additives	$1,900.4	$1,751.7
Lubrizol Advanced Materials	1,751.5	1,802.6

Total segment assets	3,651.9	3,554.3

Corporate assets	1,187.2	1,215.7

Total consolidated assets	$4,839.1	$4,770.0

Note 4 – INVENTORIES

The company’s inventories were comprised of the following:

(In Millions of Dollars)	June 30, 2010	December 31, 2009
Finished products	$396.4	$369.9
Products in process	107.7	111.3
Raw materials	133.7	113.4
Supplies	37.3	35.9

Total inventory	$675.1	$630.5

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

(In Millions of Dollars)	Lubrizol Additives	Lubrizol Advanced Materials	Total
Balance, January 1, 2010:
Goodwill	$185.0	$968.7	$1,153.7
Accumulated impairment losses	-	(363.0)	(363.0)

	185.0	605.7	790.7

Translation adjustments	(3.6)	(38.6)	(42.2)

Balance, June 30, 2010:
Goodwill	181.4	930.1	1,111.5
Accumulated impairment losses	-	(363.0)	(363.0)

	$181.4	$567.1	$748.5

The following table shows the components of identifiable intangible assets:

		June 30, 2010		December 31, 2009
(In Millions of Dollars)	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	17 years	$186.5	$61.3	$193.4	$57.5
Technology	15 years	133.5	53.2	134.0	48.5
Trademarks	16 years	28.2	10.1	31.1	10.3
Patents	11 years	10.4	6.2	11.2	6.1
Land-use rights and favorable lease arrangements	41 years	11.5	2.2	11.4	2.1
Non-compete agreements	5 years	0.8	0.4	0.8	0.3

Total amortized intangible assets		370.9	133.4	381.9	124.8
Non-amortized trademarks		76.7	-	82.5	-

Total		$447.6	$133.4	$464.4	$124.8

The company’s indefinite-lived intangible assets include certain trademarks that are tested for impairment each year as of October 1 or more frequently if impairment indicators arise.

Note 6 – DEBT

The company’s debt was comprised of the following:

(In Millions of Dollars)	June 30, 2010	December 31, 2009
5.5% notes, due 2014, net of original issue discount of $1.5 and $1.6 at June 30, 2010, and December 31, 2009, respectively, and fair value adjustments for unrealized gains on derivative instruments of $10.3 and $3.3 at June 30, 2010, and December 31, 2009, respectively	$458.8	$451.7
8.875% notes, due 2019, net of original issue discount of $3.4 and $3.5 at June 30, 2010, and December 31, 2009, respectively	496.6	496.5
7.25% debentures, due 2025	100.0	100.0
6.5% debentures, due 2034, net of original issue discount of $4.6 at both June 30, 2010, and December 31, 2009	295.4	295.4
Debt supported by banking arrangements:
Euro revolving credit borrowing, at EURIBOR plus 3.00% (3.625% at December 31, 2009)	-	45.8
Other	1.1	1.2

	1,351.9	1,390.6
Less: Current portion of long-term debt	0.3	0.3

Total long-term debt	$1,351.6	$1,390.3

In July 2010, the company entered into a five-year, unsecured $500.0 million revolving credit facility expiring in July 2015. In conjunction with this new facility, the company terminated the $350.0 million revolving credit facility that would have expired in September 2011. This new facility permits the company to borrow at variable rates based upon LIBOR or the lenders’ base rate, as defined in the credit agreement, plus a specified spread. The spread is dependent on the company’s long-term unsecured senior debt rating from Standard and Poor’s and Moody’s Investor Services. The company may request an increase of $25.0 million or more to the facility amount once each year, up to an aggregate maximum of $750.0 million, subject to approval by the lenders. The company has not drawn under this facility.

The U.S. and euro bank credit agreements contain customary affirmative covenants including, among others, compliance with laws, payment of taxes, maintenance of insurance, conduct of business, keeping of books and records, maintenance of properties and ensuring the credit facilities receive the same rights and privileges as any future senior unsecured debt. The agreements also contain customary negative covenants including, among others, restrictions on: liens and encumbrances, sale of assets and affiliate transactions. Additionally, the company is required to comply with financial ratios of debt to Consolidated EBITDA and Consolidated EBITDA to interest expense. As defined in the credit agreements, Consolidated EBITDA represents consolidated earnings before interest, income taxes, depreciation and amortization, extraordinary, unusual or non-recurring non-cash gains or losses, including the sale of property and equipment and goodwill impairments, and non-cash gains or losses from less than wholly owned subsidiaries and investments. The credit agreements require that the ratio of debt to Consolidated EBITDA be less than 3.5:1 and the ratio of Consolidated EBITDA to interest expense be greater than 3.5:1. At June 30, 2010, the company maintained a ratio of debt to Consolidated EBITDA of 1.1:1 and a ratio of Consolidated EBITDA to interest expense of 11.9:1.

The bank credit agreements also contain customary events of default including, among others, failure to make payment when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, the occurrence of one or more unstayed judgments in excess of $25.0 million that is not covered by an acceptable policy of insurance, a party obtaining a beneficial ownership in excess of 20% of the company’s voting stock, or the incurrence of $25.0 million of liabilities related to violations of employee benefit plan regulations or the withdrawal or termination of a multiemployer benefit plan. At June 30, 2010, the company was in compliance with all of its covenants and had not committed any acts of default.

The estimated fair value of the company’s debt instruments at June 30, 2010, and December 31, 2009, approximated $1,526.4 million and $1,561.8 million, respectively, compared with a carrying value of $1,351.9 million and $1,390.6 million, respectively. The fair value of the company’s debt instruments was estimated using prevailing market interest rates on long-term debt with similar creditworthiness, terms and maturities.

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

The following table shows the location and fair value of derivative instruments reported in the consolidated balance sheets at June 30, 2010, and December 31, 2009 (in millions of dollars):

Asset Derivatives
	Balance Sheet Location	June 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Commodity purchase contracts	Other current assets	$-	$0.1
Interest rate swap agreements	Other assets	10.3	3.3

		$10.3	$3.4

Liability Derivatives
	Balance Sheet Location	June 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Commodity purchase contracts	Accrued expenses and other current liabilities	$3.2	$2.6

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$0.3	$0.7

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

The effective portions of gains on interest rate swap agreements designated as fair value hedges and the offsetting losses on the hedged liabilities recognized in current earnings for the three and six months ended June 30, 2010 and 2009, were as follows (in millions of dollars):

Derivative	Location of Gain Recognized in Earnings	Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
Interest rate swap agreements	Interest expense	$5.1	$1.7	$7.0	$0.3

Hedged Item	Location of Loss Recognized in Earnings	Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
Long-term debt	Interest expense	$(5.1)	$(1.7)	$(7.0)	$(0.3)

Cash Flow Hedges

The company uses commodity purchase contracts to manage its exposure to changes in the price for natural gas. At June 30, 2010, and December 31, 2009, the notional amounts of open contracts totaled $13.5 million and $15.9 million, respectively. Contract maturities are less than 24 months.

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

Losses upon termination of Treasury rate lock agreements are reported as a component within accumulated other comprehensive loss (AOCL) and reclassified into earnings over the term of the associated debt issuance. The unamortized balance of the Treasury rate lock agreements recorded in AOCL, net of tax, was $40.0 million and $41.6 million at June 30, 2010, and December 31, 2009, respectively.

The effective portions of gains and (losses) on derivative instruments designated as cash flow hedges recognized in other comprehensive income, net of tax, for the three and six months ended June 30, 2010 and 2009, were as follows (in millions of dollars):

Derivative	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Commodity purchase contracts	$0.1	$(0.1)	$(1.8)	$(2.5)
Treasury rate lock agreements	-	-	-	2.1

	$0.1	$(0.1)	$(1.8)	$(0.4)

The effective portions of pre-tax losses on derivative instruments designated as cash flow hedges reclassified from AOCL into earnings for the three and six months ended June 30, 2010 and 2009, were as follows (in millions of dollars):

Derivative	Location of Loss Reclassified from AOCL into Earnings	Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
Commodity purchase contracts	Cost of sales	$(1.3)	$(2.4)	$(2.1)	$(4.4)
Treasury rate lock agreements	Interest expense	(1.2)	(1.4)	(2.4)	(3.2)

		$(2.5)	$(3.8)	$(4.5)	$(7.6)

The company estimates that it will reclassify into earnings during the next twelve months losses of $5.1 million ($3.3 million net of tax) and $3.2 million ($2.1 million net of tax) from the amounts recorded in AOCL for Treasury rate lock agreements and commodity purchase contracts, respectively.

Derivative Instruments Not Designated as Hedges

The company selectively uses foreign currency forward contracts, in addition to working capital management, pricing and sourcing, to minimize the potential effect of currency changes on its earnings. The company’s principal currency exposures are the euro, the pound sterling, the Japanese yen and the Brazilian real. The company does not designate these foreign currency forward contracts as hedges, as the objective for entering into these contracts is to minimize the amount of transaction gains or losses that are included in current earnings arising from exchange rate changes. The maximum amount of foreign currency forward contracts outstanding at any one time was $20.5 million during the six months ended June 30, 2010. At June 30, 2010, and December 31, 2009, the notional amounts of open short-term forward contracts to buy or sell currencies were $7.8 million and $10.2 million, respectively. The company recognized gains and (losses) on foreign currency forward contracts for the three and six months ended June 30, 2010 and 2009, as follows (in millions of dollars):

Derivative	Location of Gain (Loss) Recognized in Earnings	Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
Foreign currency forward contracts	Other income-net	$-	$(1.0)	$0.1	$(0.8)

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

Note 9 – EQUITY

The following table summarizes the changes in total equity since January 1, 2010:

(In Millions)	Number of Shares Outstanding	Common Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2010	68.4	$826.4	$1,322.4	$(88.0)	$69.0	$2,129.8
Comprehensive income:
Net income			363.7		9.9	373.6
Other comprehensive loss				(147.0)	-	(147.0)

Total comprehensive income						226.6
Stock-based compensation		8.3				8.3
Dividends declared			(49.0)		(8.0)	(57.0)
Adjustment to redeemable stock-based awards		(2.3)	(3.0)			(5.3)
Common shares - treasury:
Common shares purchased	(1.6)	(19.0)	(106.5)			(125.5)
Shares issued upon exercise of stock options and awards	0.7	16.7				16.7
Tax benefit from stock compensation		9.7				9.7
Other-net		(6.1)				(6.1)

Balance, June 30, 2010	67.5	$833.7	$1,527.6	$(235.0)	$70.9	$2,197.2

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

The following table shows the company’s financial assets and liabilities accounted for at fair value on a recurring basis at June 30, 2010:

(In Millions of Dollars)	June 30, 2010	Level 1	Level 2	Level 3
Assets:
Money market mutual funds (1)	$740.3	$740.3	$-	$-
Interest rate swaps (2)	10.3	-	10.3	-

	$750.6	$740.3	$10.3	$-

Liabilities:
Commodity purchase contracts (3)	$3.2	$-	$3.2	$-
Foreign currency forward contracts (4)	0.3	-	0.3	-

	$3.5	$-	$3.5	$-

The following table shows the company’s financial assets and liabilities accounted for at fair value on a recurring basis at December 31, 2009:

(In Millions of Dollars)	December 31, 2009	Level 1	Level 2	Level 3
Assets:
Money market mutual funds (1)	$700.7	$697.5	$3.2	$-
Interest rate swaps (2)	3.3	-	3.3	-
Commodity purchase contracts (3)	0.1	-	0.1	-

	$704.1	$697.5	$6.6	$-

Liabilities:
Commodity purchase contracts (3)	$2.6	$-	$2.6	$-
Foreign currency forward contracts (4)	0.7	-	0.7	-

	$3.3	$-	$3.3	$-

(1)	The company records the fair value of money market mutual funds within cash and cash equivalents and other assets. The fair value of money market mutual funds using quoted prices reported on various U.S. and international stock exchanges is classified as Level 1. The fair value of money market mutual funds held in inactive markets is corroborated through quoted prices in active markets for the fund’s underlying holdings, considering nonperformance and liquidity risks, and is classified as Level 2.

(2)	The fair value of interest rate swaps is calculated using models that discount the cash flows at each coupon adjustment date using the then-applicable forward interest rates.

(3)	The fair value of commodity purchase contracts is based on market forward rates and reflects the present value of the amount that the company would pay or receive for contracts involving the same notional amounts and maturity dates.

(4)	The fair value of foreign currency forward contracts is based on the difference between the contract prices and market forward rates.

The following table presents assets accounted for at fair value on a nonrecurring basis at June 30, 2010:

(In Millions of Dollars)	June 30, 2010	Level 1	Level 2	Level 3
Assets:
Assets held for sale	$0.7	$-	$-	$0.7

During the three and six months ended June 30, 2010, assets held for sale with a carrying value of $0.8 million were written down to their fair value of $0.7 million, resulting in an impairment loss of $0.1 million. Assets held for sale include land and buildings and are valued using the company’s expected selling price, which is based on current market conditions and independent broker opinions, less costs to market and sell the assets.

Note 11 – COMPREHENSIVE INCOME

Total comprehensive income was comprised of the following:

(In Millions of Dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$206.6	$135.9	$373.6	$201.1
Foreign currency translation adjustment	(76.8)	43.7	(151.1)	9.5
Pension and other postretirement benefit plans	(0.3)	0.3	3.0	3.1
Commodity purchase contracts	0.9	1.4	(0.5)	0.3
Treasury rate lock agreements	0.8	0.9	1.6	4.2

Total comprehensive income	$131.2	$182.2	$226.6	$218.2
Less: Comprehensive income attributable to noncontrolling interests	4.2	5.0	9.9	5.1

Comprehensive income attributable to
The Lubrizol Corporation	$127.0	$177.2	$216.7	$213.1

Note 12 – BENEFIT PLANS

The company has noncontributory defined benefit pension plans covering most employees. Pension benefits under these plans are based on years of service and compensation. The company also provides non-pension postretirement benefits, primarily health care benefits, for some employees. Participants contribute a portion of the cost of these benefits.

The components of net periodic pension cost consisted of the following:

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
(In Millions of Dollars)	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total
Service cost	$4.4	$2.1	$6.5	$5.2	$2.0	$7.2
Interest cost on projected benefit obligation	6.8	3.6	10.4	6.8	3.7	10.5
Expected return on plan assets	(6.0)	(3.5)	(9.5)	(5.9)	(3.2)	(9.1)
Amortization of prior service costs	0.6	0.1	0.7	0.6	0.1	0.7
Recognized net actuarial loss	1.0	0.5	1.5	1.1	0.3	1.4

Net periodic pension cost	$6.8	$2.8	$9.6	$7.8	$2.9	$10.7

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
(In Millions of Dollars)	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total
Service cost	$10.2	$4.3	$14.5	$10.8	$4.0	$14.8
Interest cost on projected benefit obligation	13.9	7.4	21.3	13.8	7.3	21.1
Expected return on plan assets	(12.1)	(7.2)	(19.3)	(11.9)	(6.3)	(18.2)
Amortization of prior service costs	1.2	0.2	1.4	1.2	0.2	1.4
Recognized net actuarial loss	2.4	0.9	3.3	2.3	0.6	2.9

Net periodic pension cost	$15.6	$5.6	$21.2	$16.2	$5.8	$22.0

The components of net periodic non-pension postretirement benefit cost consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions of Dollars)	2010	2009	2010	2009
Service cost	$0.4	$0.4	$0.8	$0.7
Interest cost on projected benefit obligation	1.4	1.3	2.8	2.7
Amortization of prior service credits	(1.4)	(1.8)	(2.8)	(3.5)
Amortization of initial net obligation	0.1	0.1	0.2	0.2
Recognized net actuarial loss	0.1	0.1	0.3	0.2

Net periodic non-pension postretirement benefit cost	$0.6	$0.1	$1.3	$0.3

Note 13 – STOCK-BASED COMPENSATION

On April 27, 2010, shareholders of the company approved the 2010 Stock Incentive Plan (2010 Plan) to provide equity awards to key employees and directors. The 2010 Plan provides for the granting of up to 3,000,000 common shares in the form of stock appreciation rights, restricted and unrestricted shares and share units (collectively referred to as “full-value awards”), and options to buy common shares, of which no more than 1,500,000 can be settled as full-value awards. After the 1,500,000 limit has been reached, full-value awards are counted in a 3-to-1 ratio against the 3,000,000 limit. Options become exercisable 50% one year after date of grant, 75% after two years, 100% after three years and expire 10 years after grant. The 2010 Plan terminates with respect to new grants by its own terms on April 1, 2015.

Previously, the company utilized the 2005 Stock Incentive Plan (2005 Plan) to provide equity awards to key employees and directors. The 2005 Plan provided for the granting of up to 4,000,000 common shares in the form of full-value awards and options to buy common shares. Options became exercisable 50% one year after date of grant, 75% after two years, 100% after three years and expire 10 years after grant. The 2005 Plan terminated with respect to new grants by its own terms on April 1, 2010.

The 2010 Plan and 2005 Plan each provide for nonemployee directors of the company to receive an automatic annual grant of restricted share units worth approximately $0.1 million based on the fair market value of the company’s common shares on the date of each annual meeting of shareholders. A pro-rata number of restricted share units are granted to directors appointed between annual meetings of shareholders. All of these restricted share units vest on the date of the next annual meeting of shareholders. The fair value of restricted share units is based on the closing price of the company’s common shares on the date of grant. The company granted 7,425 and 15,010 restricted share units under the 2010 Plan and 2005 Plan during the six months ended June 30, 2010 and 2009, respectively.

Under the company’s long-term incentive program, dollar-based target awards for three-year performance periods are determined by the organization and compensation committee of the board of directors. The target awards correspond to pre-determined three-year adjusted earnings per share growth rates. The dollar-based target awards are converted into a combination of stock options and performance-based share units based on the fair value of the respective awards on the date of grant.

The fair value of stock options is estimated using the Black-Scholes option pricing model. There were 91,800 and 438,600 stock options granted under the 2005 Plan during the six months ended June 30, 2010 and 2009, respectively. Options have been granted to employees at fair market value on the date of grant. The assumptions used to value the options granted were as follows:

	Six Months Ended June 30,
	2010	2009
Risk-free interest rate	3.3%	2.8%
Dividend yield	1.6%	4.5%
Expected volatility	30.3%	27.9%
Expected life (years)	6.5	6.5
Fair value per option	$23.84	$5.03

The fair value of performance-based share units is based on the closing price of the company’s common shares on the date of grant. The company granted 106,500 and 290,520 performance-based share units under the 2005 Plan during the six months ended June 30, 2010 and 2009, respectively. No voting or dividend rights are associated with the performance-based share units until the end of the performance period and a distribution of shares, if any, is made. Nonvested performance-based share units under the 2005 Plan at June 30, 2010, and changes during the six months ended June 30, 2010, were as follows:

	Share Units	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2010	774,578	$ 36.15
Granted	106,500	$ 78.18
Performance increase	106,500	$ 78.18
Forfeited	(1,104)	$ 32.99

Nonvested at June 30, 2010	986,474	$ 45.23

The following table identifies the number of shares expected to be issued based on current expectations of performance and the fair value on the date of grant for the nonvested performance-based share units outstanding under the 2005 Plan at June 30, 2010:

Performance Period	Expected Number of Units to be Issued	Grant Date Fair Value
2008-2010	211,340	$58.45
2009-2011	562,134	$27.77
2010-2012	213,000	$78.18

The company uses previously purchased treasury shares for all net shares issued for option exercises and performance-based and restricted share units. During the six months ended June 30, 2010, the award for the 2007-2009 performance period was distributed resulting in the issuance of 213,960 shares and the deferral of 20,576 shares into a deferred compensation plan. During the six months ended June 30, 2009, the award for the 2006-2008 performance period was distributed resulting in the issuance of 157,721 common shares and the deferral of 112,411 common shares into a deferred compensation plan.

The terms of the performance-based share units granted to international employees state that payment will be in cash at the end of the performance period. As such, liability accounting is used for these awards and compensation expense is calculated based on the company’s common share price. In addition, some international employees received stock-based awards in prior years that are similar to stock appreciation rights. The value of these awards is based on the company’s common share price and is paid in cash upon exercise. A portion of these awards has expiration dates through 2014, while the remainder expires upon retirement. At June 30, 2010, the unexercised portion of these fully vested awards was accounted for as a liability. Compensation (credit) expense recognized in the consolidated statements of income for the three and six months ended June 30, 2010, related to these awards was $(1.5) million and $1.9 million, respectively. Compensation expense recognized in the consolidated statements of income for the three and six months ended June 30, 2009, related to these awards was $4.0 million and $2.8 million, respectively.

Total stock-based compensation expense recognized in the consolidated statements of income for the three and six months ended June 30, 2010 was $3.7 million and $11.0 million, respectively, compared with $10.5 million and $11.8 million, respectively, for the three and six months ended June 30, 2009. The related tax benefit for the three and six months ended June 30, 2010, was $1.3 million and $3.8 million, respectively, compared with $3.7 million and $4.1 million, respectively, for the three and six months ended June 30, 2009. At June 30, 2010, there was $27.5 million of total pre-tax unrecognized compensation cost related to all stock-based awards that were not vested. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Note 14 – RESTRUCTURING AND IMPAIRMENT CHARGES

During the three and six months ended June 30, 2010, the company recorded aggregate restructuring and impairment charges of $0.5 million and $1.4 million, respectively. Restructuring and impairment charges primarily related to the restructuring of the sales and marketing organization within the TempRite business in the engineered polymers product line, along with the discontinuation of a tolling arrangement to manufacture products and the closure of production facilities from previously announced programs within the performance coatings product line of the Lubrizol Advanced Materials segment.

The following table shows the reconciliation of the restructuring liability since January 1, 2010, by major restructuring activity:

(In Millions of Dollars)	Liability January 1, 2010	Restructuring and Impairment Charges	Cash Paid	Non-cash Adjustments	Liability June 30, 2010
Corporate organizational restructuring	$1.9	$0.1	$(1.5)	$-	$0.5
Lubrizol Advanced Materials 2010 workforce reductions and product line discontinuations	-	1.1	(0.6)	-	0.5
Lubrizol Advanced Materials 2009 plant closures and workforce reductions	1.0	0.2	(0.7)	(0.1)	0.4
Performance coatings 2008 business improvement initiatives	0.1	-	-	-	0.1

	$3.0	$1.4	$(2.8)	$(0.1)	$1.5

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

Note 15 – CONTINGENCIES AND COMMITMENTS

General

There are pending or threatened claims, lawsuits and administrative proceedings against the company with respect to commercial, premises liability, product liability, employment and environmental matters arising from the ordinary course of business. Environmental matters and liabilities are addressed specifically below. The company believes that any liability that finally may be determined with respect to these claims should not have a material adverse effect on the company’s consolidated financial position, results of operations or cash flows. From time to time, the company also is involved in legal proceedings as a claimant involving contract, patent protection and other matters. Gain contingencies, if any, are recognized when they are realized.

Environmental

The company’s environmental engineers and consultants review and monitor environmental issues at operating facilities. Where appropriate, the company initiates corrective and/or preventive environmental projects to ensure safe and lawful operational activities. The company also conducts compliance and management systems audits.

The company is a generator of both hazardous and non-hazardous wastes, the treatment, storage, transportation and disposal of which are governed by various laws and governmental regulations. These laws and regulations generally impose liability for costs to investigate and remediate contamination without regard to fault. Under certain circumstances, liability may be joint and several resulting in one party being held responsible for the entire obligation. Liability also may be imposed for damages to natural resources.

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

The company’s environmental reserves, measured on an undiscounted basis, totaled $8.3 million and $9.4 million at June 30, 2010, and December 31, 2009, respectively. Of these amounts, $4.7 million and $5.8 million were included in accrued expenses and other current liabilities at June 30, 2010, and December 31, 2009, respectively. Goodrich provided LZAM International with an indemnity for various environmental liabilities that extends through February 2011. Pursuant to this indemnity, Goodrich currently is indemnifying LZAM International for the costs of several environmental remediation projects. The company estimates Goodrich’s share of such currently identified liabilities to be approximately $0.6 million at June 30, 2010, which is included in receivables. Goodrich’s share of all of these liabilities may increase to the extent third parties fail to honor their obligations through February 2011.

The company believes that its environmental accruals are adequate based on currently available information. However, it is reasonably possible that as a result of new information, newly discovered conditions, changes in remediation standards or technologies or a change in the law, approximately $12.6 million in additional costs may be incurred beyond the amounts accrued. Additionally, as the indemnification from Goodrich extends only through February 2011, the timing of the incurrence of remediation costs may result in additional expenses to the company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Historical results set forth in the consolidated financial statements, including trends and percentage relationships that might appear, should not be taken as indicative of future operations. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including those described under the section “Cautionary Statements for Safe Harbor Purposes” included elsewhere in this Quarterly Report on Form 10-Q.

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

We are diverse geographically, with an extensive global manufacturing, supply chain, technical and commercial infrastructure. We operate facilities in 27 countries, including production facilities in 17 countries and laboratories in 14 countries, in key regions around the world through the efforts of approximately 6,750 employees. We sell our products in more than 100 countries and believe that our customers recognize and value our ability to provide customized, high quality, cost-effective performance formulations and solutions worldwide. We also believe our customers highly value our global supply chain capabilities.

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

The following factors most affected our consolidated results during the six months ended June 30, 2010:

•	Strengthening global customer demand across all geographic zones and product lines led to a 23% increase in volume.

•	Improved product mix and higher utilization of our manufacturing facilities resulted in an increase in our gross profit percentage to 34.0% from 31.4% in the same period in 2009. Our production levels significantly increased mainly as a result of the improvement in sales volume. As a result, we incurred only $11.2 million of unabsorbed manufacturing costs compared with $57.4 million of unabsorbed manufacturing costs in the same period in 2009 due to lower than normal production levels.

•	Implementation of price increases in response to the continued rise in raw material costs, primarily due to tight supply conditions for some of our raw materials, enabled us to sustain our gross profit margins.

•	Our effective tax rate increased to 32.6% from 30.1% in the same period in 2009 primarily due to lower non-taxable foreign currency translation gains associated with international subsidiaries whose functional currency is the U.S. dollar, a discrete $3.7 million non-cash charge from the change in tax treatment of the Medicare Part D subsidy under the new U.S. healthcare legislation, the expiration of the U.S research credit and changes in foreign tax laws, partially offset by a higher U.S. manufacturing deduction.

This Management’s Discussion and Analysis contains a presentation of earnings as adjusted, a non-GAAP financial measure. Earnings as adjusted is a measure of income that differs from earnings measured in accordance with generally accepted accounting principles (GAAP). Earnings as adjusted may not be comparable with similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of income in accordance with GAAP, as non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations. We believe that earnings as adjusted for the exclusion of restructuring and impairment charges assists the investor in evaluating the results of our core operating activities and provides greater comparability with historical results where such charges may be materially different. We use earnings as adjusted to measure and evaluate performance and to determine, in part, incentive compensation. We believe that the presentation of both GAAP and non-GAAP measures may assist investors in comparing our performance with that of peer companies presenting similar non-GAAP measures.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared With Three Months Ended June 30, 2009

	Three Months Ended June 30,
(In Millions of Dollars Except Per Share Data)	2010	2009	$ Change	% Change
Revenues	$1,401.2	$1,111.0	$290.2	26%
Cost of sales	927.6	717.2	210.4	29%

Gross profit	473.6	393.8	79.8	20%

Selling and administrative expenses	100.0	111.8	(11.8)	(11%)
Research, testing and development expenses	52.9	49.2	3.7	8%
Amortization of intangible assets	6.2	6.2	-	-
Restructuring and impairment charges	0.5	10.1	(9.6)	*
Other income - net	(11.6)	(5.3)	(6.3)	119%
Interest expense - net	23.4	25.9	(2.5)	(10%)

Income before income taxes	302.2	195.9	106.3	54%
Provision for income taxes	95.6	60.0	35.6	59%

Net income	206.6	135.9	70.7	52%
Net income attributable to noncontrolling interests	5.2	4.0	1.2	30%

Net income attributable to The Lubrizol Corporation	$201.4	$131.9	$69.5	53%

Basic earnings per share attributable to
The Lubrizol Corporation	$2.95	$1.95	$1.00	51%

Diluted earnings per share attributable to
The Lubrizol Corporation	$2.88	$1.92	$0.96	50%

* Calculation not meaningful

Revenues The increase in revenues compared with the same quarter last year was due to a 19% increase in volume and an 8% improvement in the combination of price and product mix, partially offset by a 1% unfavorable currency impact. The recovery in our driveline and industrial additives product line, Estane engineered polymers business and Noveon consumer specialties product line, all of which improved product mix, and the implementation of recent price increases primarily led to the improvement in the combination of price and product mix.

The following table shows the geographic mix of our volume as well as the percentage changes compared with the same quarter last year:

	2010 Volume	2010 vs. 2009 % Change
North America	39%	17%
Europe	27%	18%
Asia-Pacific / Middle East	27%	25%
Latin America	7%	10%

Total	100%	19%

Segment volume variances by geographic zone, as well as the factors explaining the changes in segment revenues compared with the same quarter last year, are contained within the “Segment Analysis” section.

Cost of Sales The increase in cost of sales compared with the same quarter last year primarily was due to increased volume and a 16% increase in average raw material cost, partially offset by a favorable currency impact of $2.6 million. Our average raw material cost has increased steadily beginning in the second half of 2009 primarily due to tight supply conditions for some of our raw materials, and we anticipate further cost increases during the remainder of 2010. Total manufacturing expenses increased 6% compared with the same quarter last year primarily due to the significant increase in production levels mainly as a result of the improvement in sales volume. The increase in manufacturing expenses included a $10.8 million increase in production supplies and services, a $5.0 million increase in salaries and wages attributable to annual merit increases and increased overtime levels and a $4.9 million increase in maintenance costs, partially offset by improved utilization of our manufacturing facilities. We incurred only $4.1 million of unabsorbed manufacturing costs compared with $19.3 million of unabsorbed manufacturing costs in the same quarter last year due to lower than normal production levels.

Gross Profit Gross profit increased $79.8 million, or 20%, compared with the same quarter last year. The increase primarily was due to higher volume and improved product mix. Primarily as a result of raw material costs rising more quickly than our selling prices, our gross profit percentage decreased to 33.8% from 35.4% in the same quarter last year. Sequentially, our gross profit percentage decreased from 34.3% in the first quarter of 2010 as a result of higher raw material costs.

Selling and Administrative Expenses Selling and administrative expenses decreased $11.8 million, or 11%, compared with the same quarter last year. The decrease primarily was due to lower deferred compensation expense of $9.2 million and lower incentive compensation expense of $4.7 million, partially offset by increased travel expenses of $1.9 million.

Research, Testing and Development Expenses Research, testing and development expenses increased $3.7 million, or 8%, compared with the same quarter last year primarily due to higher outside testing expense of $1.6 million.

Restructuring and Impairment Charges The components of restructuring and impairment charges during the second quarter of 2010 were as follows:

(In Millions of Dollars)	Asset Impairments	Other Plant Exit Costs	Severance and Benefits	Total

Lubrizol Advanced Materials 2010 workforce reductions and product line discontinuations	$-	$-	$0.1	$ 0.1
Lubrizol Advanced Materials 2009 plant closures and workforce reductions	0.1	0.3	-	0.4

Total restructuring and impairment charges	$0.1	$0.3	$0.1	$ 0.5

Restructuring and impairment charges primarily related to the closure of production facilities from previously announced programs within our performance coatings product line of the Lubrizol Advanced Materials segment.

The components of restructuring and impairment charges during the second quarter of 2009 were as follows:

(In Millions of Dollars)	Asset Impairments	Other Plant Exit Costs	Severance and Benefits	Total

Corporate organizational restructuring	$-	$-	$2.8	$2.8
Long-lived asset impairments	6.9	-	-	6.9
Lubrizol Additives plant closure and workforce reductions	-	0.2	0.2	0.4

Total restructuring and impairment charges	$6.9	$0.2	$3.0	$10.1

Restructuring charges of $2.8 million related to our organizational restructuring initiated during 2009, which increased operating efficiencies and improved profitability.

Long-lived asset impairments of $6.9 million primarily related to the write-off of preliminary process engineering design work associated with our plan, announced in March 2008, to build a lubricant additives plant in China. Due to lower expected demand caused by the global recession, significant uncertainty arose regarding the timing of the China project and resulted in revisions to the scope and location of the plant. As a result, the recoverability of the asset for preliminary process engineering design work performed was affected adversely and the associated asset was impaired.

Restructuring charges of $0.4 million related to our decision made in the third quarter of 2008 to close a Lubrizol Additives blending, packaging and warehouse facility in Ontario, Canada. We expect to record an additional $7.0 million of restructuring charges related to this facility closure in 2010 upon final settlement of the related employee benefit plans.

Other Income – net The increase in other income-net compared with the same quarter last year primarily was due to higher foreign currency transaction gains of $4.3 million.

Interest Expense – net The decrease in interest expense-net compared with the same quarter last year primarily was due to lower interest expense of $2.7 million associated with our reduced debt balances.

Provision for Income Taxes Our effective tax rate of 31.6% increased from 30.6% in the same quarter last year primarily due to lower non-taxable foreign currency translation gains associated with international subsidiaries whose functional currency is the U.S. dollar, the expiration of the U.S research credit and changes in foreign tax laws, partially offset by a higher U.S. manufacturing deduction.

Net Income Attributable to The Lubrizol Corporation Primarily as a result of the above factors, net income attributable to The Lubrizol Corporation increased to $201.4 million ($2.88 per diluted share) compared with $131.9 million ($1.92 per diluted share) in the same quarter last year. Excluding the effect of restructuring and impairment charges from both quarters, earnings as adjusted increased to $201.7 million ($2.88 per diluted share) compared with $138.4 million ($2.02 per diluted share) in the same quarter last year. The following table provides a reconciliation of earnings to earnings as adjusted:

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
(In Millions of Dollars Except Per Share Data)	Income Before Income Taxes	Net Income Attributable to Lubrizol	Diluted EPS	Income Before Income Taxes	Net Income Attributable to Lubrizol	Diluted EPS

Earnings	$302.2	$201.4	$2.88	$195.9	$131.9	$1.92
Adjustments:
Restructuring and impairment charges	0.5	0.3	-	10.1	6.5	0.10

Earnings as adjusted (Non-GAAP)	$302.7	$201.7	$2.88	$206.0	$138.4	$2.02

Six Months Ended June 30, 2010 Compared With Six Months Ended June 30, 2009

	Six Months Ended June 30,
(In Millions of Dollars Except Per Share Data)	2010	2009	$ Change	% Change
Revenues	$2,716.7	$2,123.4	$593.3	28%
Cost of sales	1,792.4	1,455.7	336.7	23%

Gross profit	924.3	667.7	256.6	38%

Selling and administrative expenses	222.9	205.6	17.3	8%
Research, testing and development expenses	105.7	98.2	7.5	8%
Amortization of intangible assets	12.5	12.5	-	-
Restructuring and impairment charges	1.4	21.5	(20.1)	*
Other income - net	(19.7)	(10.5)	(9.2)	88%
Interest expense - net	46.9	52.6	(5.7)	(11%)

Income before income taxes	554.6	287.8	266.8	93%
Provision for income taxes	181.0	86.7	94.3	109%

Net income	373.6	201.1	172.5	86%
Net income attributable to noncontrolling interests	9.9	5.0	4.9	98%

Net income attributable to The Lubrizol Corporation	$363.7	$196.1	$167.6	85%

Basic earnings per share attributable to
The Lubrizol Corporation	$5.32	$2.90	$2.42	83%

Diluted earnings per share attributable to
The Lubrizol Corporation	$5.21	$2.87	$2.34	82%

* Calculation not meaningful

Revenues The increase in revenues compared with the same period in 2009 was due to a 23% increase in volume, a 4% improvement in the combination of price and product mix and a 1% favorable currency impact. The improvement in the combination of price and product mix primarily was due to improved product mix in both segments, partially offset by a slight decline in our selling prices.

The following table shows the geographic mix of our volume as well as the percentage changes compared with the same period in 2009:

	2010 Volume	2010 vs. 2009 % Change
North America	39%	18%
Europe	27%	20%
Asia-Pacific / Middle East	27%	37%
Latin America	7%	14%

Total	100%	23%

Segment volume variances by geographic zone, as well as the factors explaining the changes in segment revenues compared with the same period in 2009, are contained within the “Segment Analysis” section.

Cost of Sales The increase in cost of sales compared with the same period in 2009 primarily was due to increased volume, a 6% increase in average raw material cost and an unfavorable currency impact of $12.3 million. Total manufacturing expenses increased 4% compared with the same period in 2009 primarily due to the significant increase in production levels mainly resulting from the improvement in sales volume. The increase in manufacturing expenses included a $14.9 million increase in production supplies and services, a $6.7 million increase in salaries and wages attributable to annual merit increases and increased overtime levels, a $6.1 million increase in maintenance costs and a $4.9 million unfavorable currency impact, partially offset by improved utilization of our manufacturing facilities. We incurred only $11.2 million of unabsorbed manufacturing costs compared with $57.4 million of unabsorbed manufacturing costs in the same period in 2009 due to lower than normal production levels.

Gross Profit Gross profit increased $256.6 million, or 38%, compared with the same period in 2009 primarily due to higher volume, improved product mix and increased utilization of our manufacturing facilities. Accordingly, our gross profit percentage increased to 34.0% compared with 31.4% in the same period in 2009.

Selling and Administrative Expenses Selling and administrative expenses increased $17.3 million, or 8%, compared with the same period in 2009. The increase primarily was due to higher incentive compensation expense of $4.6 million, increased salaries and wages of $4.1 million, increased travel expenses of $3.5 million, increased charitable contributions to The Lubrizol Foundation of $2.5 million and an unfavorable currency impact of $2.5 million.

Research, Testing and Development Expenses Research, testing and development expenses increased $7.5 million, or 8%, compared with the same period in 2009 primarily due to higher outside testing expense of $1.9 million, increased supplies and services of $1.5 million and an unfavorable currency impact of $1.1 million.

Restructuring and Impairment Charges The components of restructuring and impairment charges during the six months ended June 30, 2010, were as follows:

(In Millions of Dollars)	Asset Impairments	Other Plant Exit Costs	Severance and Benefits	Total

Lubrizol Advanced Materials 2010 workforce reductions and product line discontinuations	$-	$0.2	$0.9	$1.1
Lubrizol Advanced Materials 2009 plant closures and workforce reductions	0.1	0.3	(0.2)	0.2
Corporate organizational restructuring	-	-	0.1	0.1

Total restructuring and impairment charges	$0.1	$0.5	$0.8	$1.4

Restructuring and impairment charges primarily related to the restructuring of the sales and marketing organization within our TempRite business in the engineered polymers product line, along with the discontinuation of a tolling arrangement to manufacture products and the closure of production facilities from previously announced programs within our performance coatings product line of the Lubrizol Advanced Materials segment.

The components of restructuring and impairment charges during the six months ended June 30, 2009, were as follows:

(In Millions of Dollars)	Asset Impairments	Other Plant Exit Costs	Severance and Benefits	Total

Corporate organizational restructuring	$-	$-	$13.7	$13.7
Long-lived asset impairments	6.9	-	-	6.9
Lubrizol Additives plant closure and workforce reductions	-	0.2	0.7	0.9

Total restructuring and impairment charges	$6.9	$0.2	$14.4	$21.5

Restructuring charges of $13.7 million related to our organizational restructuring initiated during the first quarter of 2009, which increased operating efficiencies and improved profitability. Long-lived asset impairment charges of $6.9 million primarily related to the write-off of preliminary process engineering design work associated with our plans to build a lubricant additives plant in China. Restructuring charges of $0.9 million related to our decision made in the third quarter of 2008 to close a Lubrizol Additives blending, packaging and warehouse facility in Ontario, Canada.

Other Income – net The increase in other income-net compared with the same period in 2009 primarily was due to higher foreign currency transaction gains of $7.4 million.

Interest Expense – net The decrease in interest expense-net compared with the same period in 2009 was due to lower interest expense of $5.4 million associated with our reduced debt balances and the non-recurrence of $1.9 million in expenses associated with our repurchase of the 4.625% notes in the same period in 2009. The decrease in interest expense-net partially was offset by lower interest income of $1.6 million as a result of reduced investment returns.

Provision for Income Taxes Our effective tax rate of 32.6% increased from 30.1% in the same period in 2009 primarily due to lower non-taxable foreign currency translation gains associated with international subsidiaries whose functional currency is the U.S. dollar, a discrete $3.7 million non-cash charge from the change in tax treatment of the Medicare Part D subsidy under the new U.S. healthcare legislation, the expiration of the U.S research credit and changes in foreign tax laws, partially offset by a higher U.S. manufacturing deduction.

Net Income Attributable to The Lubrizol Corporation Primarily as a result of the above factors, net income attributable to The Lubrizol Corporation increased to $363.7 million ($5.21 per diluted share) compared with $196.1 million ($2.87 per diluted share) in the same period in 2009. Excluding the effect of restructuring and impairment charges from both periods, earnings as adjusted increased to $364.6 million ($5.22 per diluted share) compared with $210.2 million ($3.08 per diluted share) in the same period in 2009.

The following table provides a reconciliation of earnings to earnings as adjusted:

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
(In Millions of Dollars Except Per Share Data)	Income Before Income Taxes	Net Income Attributable to Lubrizol	Diluted EPS	Income Before Income Taxes	Net Income Attributable to Lubrizol	Diluted EPS

Earnings	$554.6	$363.7	$5.21	$287.8	$196.1	$2.87
Adjustments:
Restructuring and impairment charges	1.4	0.9	0.01	21.5	14.1	0.21

Earnings as adjusted (Non-GAAP)	$556.0	$364.6	$5.22	$309.3	$210.2	$3.08

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

The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Lubrizol Additives	72%	72%	72%	72%
Lubrizol Advanced Materials	28%	28%	28%	28%

Segment Operating Income:
Lubrizol Additives	81%	86%	81%	85%
Lubrizol Advanced Materials	19%	14%	19%	15%

Lubrizol Additives Segment

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
(In Millions of Dollars)	2010	2009	$ Change	Change	2010	2009	$ Change	Change
Revenues	$1,008.4	$802.8	$205.6	26%	$1,956.4	$1,530.6	$425.8	28%
Gross profit	347.3	292.5	54.8	19%	672.4	481.2	191.2	40%
STAR Expenses	77.6	71.9	5.7	8%	156.9	142.4	14.5	10%
Segment operating income	271.5	221.2	50.3	23%	517.9	339.9	178.0	52%

Three Months Ended June 30, 2010 Compared With Three Months Ended June 30, 2009

Revenues The increase in revenues compared with the same quarter last year was due to an 18% increase in volume and a 9% improvement in the combination of price and product mix, partially offset by a 1% unfavorable currency impact. The recovery in our driveline and industrial additives product line, which improved product mix, and the implementation of recent price increases primarily led to the improvement in the combination of price and product mix.

The following table shows the geographic mix of our volume as well as the percentage changes compared with the same quarter last year:

	2010 Volume	2010 vs. 2009 % Change
North America	32%	17%
Europe	31%	17%
Asia-Pacific / Middle East	29%	21%
Latin America	8%	12%

Total	100%	18%

Volume increased substantially across all geographic zones and product lines in comparison with the same quarter last year, which was impacted severely by the global recession. Volume increased due to stronger demand as a result of improving global economic conditions that began in the second half of 2009. The increase in our Asia-Pacific / Middle East market primarily was due to strong customer demand and favorable order patterns, particularly in China. Volume increased 37% in our driveline and industrial additives product line and 13% in our engine additives product line compared with the same quarter last year. The volume improvement was more pronounced in our driveline and industrial additives product line as our engine additives product line was affected less severely during 2009.

Gross Profit Gross profit increased $54.8 million, or 19%, compared with the same quarter last year. The increase primarily related to higher volume and improved product mix, partially offset by higher raw material costs and an unfavorable currency impact. Average raw material cost increased 17% compared with the same quarter last year. Our average raw material cost has increased steadily beginning in the second half of 2009 primarily due to tight supply conditions for some of our raw materials, and we anticipate further cost increases during the remainder of 2010. In response to the rise in raw material costs, we announced a price increase in the first quarter of 2010 with a phased implementation during the first and second quarters. As a result of continued increases in raw material costs, we also announced a price increase in the second quarter of 2010 that will be implemented during the third quarter. Total manufacturing costs increased 5% compared with the same quarter last year primarily due to increased production supplies and services, salaries and wages attributable to annual merit increases and maintenance costs, partially offset by improved utilization of our manufacturing facilities. Our production levels increased significantly as a result of the improvement in sales volume. As a result, we incurred only $1.1 million of unabsorbed manufacturing costs compared with $13.0 million of unabsorbed manufacturing costs in the same quarter last year due to lower than normal production levels.

Primarily as a result of raw material costs rising more quickly than our selling prices, our gross profit percentage decreased to 34.4% from 36.4% in the same quarter last year. However, our gross profit percentage was comparable with our gross profit percentage of 34.3% in the first quarter of 2010.

Selling, Testing, Administrative and Research (STAR) Expenses STAR expenses increased 8% compared with the same quarter last year primarily as a result of increased salaries and benefits attributable to annual merit increases along with higher outside testing and travel expenses, partially offset by lower incentive compensation expense.

Segment Operating Income Segment operating income increased 23% compared with the same quarter last year primarily due to the factors discussed above.

Six Months Ended June 30, 2010 Compared With Six Months Ended June 30, 2009

Revenues The increase in revenues compared with the same period in 2009 was due to a 22% increase in volume, a 5% improvement in the combination of price and product mix and a 1% favorable currency impact. The improvement in the combination of price and product mix primarily was due to improved product mix, partially offset by a slight decline in our selling prices.

The following table shows the geographic mix of our volume as well as the percentage changes compared with the same period in 2009:

	2010 Volume	2010 vs. 2009 % Change
North America	32%	19%
Europe	31%	20%
Asia-Pacific / Middle East	30%	33%
Latin America	7%	14%

Total	100%	22%

Volume increased substantially across all geographic zones and product lines in comparison with the same period in 2009, which was impacted severely by the global recession and destocking of customers’ inventories. Volume increased 36% in our driveline and industrial additives product line and 19% in our engine additives product line compared with the same period in 2009.

Gross Profit Gross profit increased $191.2 million, or 40%, compared with the same period in 2009. The increase primarily related to higher volume and improved product mix, partially offset by higher raw material costs. Average raw material cost increased 6% compared with the same period in 2009. Total manufacturing costs increased 1% compared with the same period in 2009 primarily due to increased production supplies and services, salaries and wages attributable to annual merit increases and maintenance costs along with an unfavorable currency impact, partially offset by improved utilization of our manufacturing facilities. We incurred only $3.8 million of unabsorbed manufacturing costs compared with $40.6 million of unabsorbed manufacturing costs in the same period in 2009 due to lower than normal production levels. Cost of sales during the same period in 2009 also included charges of $6.3 million associated with a liquidation of LIFO inventory quantities. Accordingly, our gross profit percentage increased to 34.4% from 31.4% in the same period in 2009.

Selling, Testing, Administrative and Research (STAR) Expenses STAR expenses increased 10% compared with the same period in 2009 primarily as a result of increased salaries and benefits attributable to annual merit increases, an unfavorable currency impact and higher outside testing and travel expenses.

Segment Operating Income Segment operating income increased 52% compared with the same period in 2009 primarily due to the factors discussed above.

Lubrizol Advanced Materials Segment

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
(In Millions of Dollars)	2010	2009	$ Change	Change	2010	2009	$ Change	Change
Revenues	$392.8	$308.2	$84.6	27%	$760.3	$592.8	$167.5	28%
Gross profit	126.3	101.3	25.0	25%	251.9	186.5	65.4	35%
STAR Expenses	60.0	60.3	(0.3)	-	120.9	116.6	4.3	4%
Segment operating income	62.5	36.6	25.9	71%	123.1	62.1	61.0	98%

Three Months Ended June 30, 2010 Compared With Three Months Ended June 30, 2009

Revenues The increase in revenues compared with the same quarter last year was due to a 21% increase in volume and a 7% improvement in the combination of price and product mix, partially offset by a 1% unfavorable currency impact. The recovery in our Estane engineered polymers business and Noveon consumer specialties product line, which improved product mix, and the implementation of recent price increases primarily led to the improvement in the combination of price and product mix.

The following table shows the geographic mix of our volume as well as the percentage changes compared with the same quarter last year:

	2010 Volume	2010 vs. 2009 % Change
North America	60%	16%
Europe	15%	26%
Asia-Pacific / Middle East	22%	40%
Latin America	3%	(3%)

Total	100%	21%

Volume increased substantially in all geographic zones, except Latin America, and across all product lines in comparison with the same quarter last year, which was impacted severely by the global recession. Volume increased due to stronger demand as a result of improving global economic conditions that began in the second half of 2009. The increase in our Asia-Pacific / Middle East market primarily was due to strong customer demand, particularly in India and China. Excluding a low-margin contract manufacturing arrangement that we exited at the end of 2009, volume in Latin America increased by 14%. Volume increased 25% in our engineered polymers product line, 20% in our performance coatings product line and 18% in our Noveon consumer specialties product line compared with the same quarter last year.

Gross Profit Gross profit increased $25.0 million, or 25%, compared with the same quarter last year. The increase primarily related to higher volume and improved product mix, partially offset by higher raw material costs. Average raw material cost increased 14% compared with the same quarter last year. Our average raw material cost has increased steadily beginning in the second half of 2009 primarily due to tight supply conditions for some of our raw materials, and we anticipate further cost increases during the remainder of 2010. In response, all product lines have implemented multiple price increases to offset higher raw material costs. Total manufacturing costs increased 8% compared with the same quarter last year primarily due to increased production supplies and services, salaries and wages attributable to annual merit increases and maintenance costs, partially offset by improved utilization of our manufacturing facilities. Our production levels increased significantly as a result of the improvement in sales volume. As a result, we incurred only $3.0 million of unabsorbed manufacturing costs compared with $6.3 million of unabsorbed manufacturing costs in the same quarter last year due to lower than normal production levels.

Primarily as a result of raw material costs rising more quickly than our selling prices, our gross profit percentage decreased to 32.2% compared with 32.9% in the same quarter last year. Sequentially, our gross profit percentage decreased from 34.1% in the first quarter of 2010 as a result of higher raw material costs.

Segment Operating Income Segment operating income increased 71% compared with the same quarter last year primarily due to the factors discussed above.

Six Months Ended June 30, 2010 Compared With Six Months Ended June 30, 2009

Revenues The increase in revenues compared with the same period in 2009 was due to a 24% increase in volume and a 4% improvement in the combination of price and product mix. The improvement in the combination of price and product mix primarily was due to improved product mix, partially offset by a slight decline in our selling prices.

The following table shows the geographic mix of our volume as well as the percentage changes compared with the same period in 2009:

	2010 Volume	2010 vs. 2009 % Change
North America	61%	17%
Europe	16%	20%
Asia-Pacific / Middle East	20%	57%
Latin America	3%	14%

Total	100%	24%

Volume increased substantially across all geographic zones and product lines in comparison with the same period in 2009, which was impacted severely by the global recession. Volume increased 37% in our engineered polymers product line, 19% in our Noveon consumer specialties product line and 17% in our performance coatings product line compared with the same period in 2009.

Gross Profit Gross profit increased $65.4 million, or 35%, compared with the same period in 2009. The increase primarily related to higher volume partially offset by higher raw material and manufacturing costs. Average raw material cost increased 8% compared with the same period in 2009. Total manufacturing costs increased 9% compared with the same period in 2009 primarily due to increased production supplies and services, salaries and wages attributable to annual merit increases and maintenance costs, partially offset by improved utilization of our manufacturing facilities. We incurred only $7.4 million of unabsorbed manufacturing costs compared with $16.8 million of unabsorbed manufacturing costs in the same period in 2009 due to lower than normal production levels. Accordingly, our gross profit percentage increased to 33.1% from 31.5% in the same period in 2009.

Selling, Testing, Administrative and Research (STAR) Expenses STAR expenses increased 4% compared with the same period in 2009 primarily as a result of increased salaries and benefits attributable to annual merit increases.

Segment Operating Income Segment operating income increased 98% compared with the same period in 2009 primarily due to the factors discussed above.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows

The following table summarizes the major components of cash flow:

	Six Months Ended June 30,
(In Millions of Dollars)	2010	2009
Cash provided by (used for):
Operating activities	$273.2	$446.8
Investing activities	(61.6)	(72.8)
Financing activities	(198.7)	298.1
Effect of exchange rate changes on cash	(31.7)	2.5

Net (decrease) increase in cash and cash equivalents	$(18.8)	$674.6

Operating Activities

The decrease in cash provided by operating activities compared with the same period last year primarily was attributable to higher working capital, partially offset by the improvement in our earnings. Cash flow from receivables decreased by $151.9 million due to an increase in sales in 2010 as compared with the same period in 2009. Cash flow from inventories decreased by $285.9 million as inventory quantities were at more historical levels in 2010 after our successful initiative to reduce inventories in 2009 in addition to higher raw material costs. Cash flow from accounts payable and other current liabilities increased by $69.4 million primarily due to normal inventory purchases in 2010 as compared with the significant reduction in purchases to reduce inventories in 2009.

We manage inventories and receivables on the basis of average days sales in inventory and average days sales in receivables. Our average days sales in receivables decreased to 46.4 days during the six months ended June 30, 2010, from 47.9 days for the year ended December 31, 2009. Our goal is to minimize our investment in inventories while at the same time ensuring reliable supply for our customers. Our average days sales in inventory decreased to 77.8 days during the six months ended June 30, 2010, from 87.0 days for the year ended December 31, 2009.

Investing Activities

Cash used for investing activities decreased primarily due to lower capital expenditures of $12.7 million compared with the same period in 2009. Capital expenditures for both segments primarily were made to maintain existing manufacturing capacity and plant infrastructure. In 2010, we estimate that annual capital expenditures will be approximately $230.0 million primarily due to our plans to commence construction of a new additives facility in China as well as modernization of our plant infrastructure.

Financing Activities

Cash used for financing activities of $198.7 million primarily consisted of $125.5 million to repurchase 1,575,000 of our common shares, repayment of the balance outstanding under the euro revolving credit facility and the payment of dividends. Cash provided by financing activities of $298.1 million during the same period in 2009 primarily consisted of the net proceeds received from the issuance of 8.875% notes due 2019 and the $150.0 million term loan, partially offset by the repayment of $177.0 million of 4.625% notes and the balances outstanding under the revolving credit facilities and the payment of dividends.

Capitalization, Liquidity and Credit Facilities

At June 30, 2010, our total debt outstanding of $1,351.9 million consisted of 89% fixed-rate debt and 11% variable-rate debt that includes $150.0 million of fixed-rate debt swapped for a variable rate. Our weighted-average interest rate at June 30, 2010, was approximately 7.2%.

Our net debt as a percent of capitalization at June 30, 2010, was 14%. Net debt represents total short-term and long-term debt, excluding unrealized gains and losses on derivative instruments designated as fair value hedges of fixed-rate debt, reduced by cash and cash equivalents. Capitalization is calculated as total equity plus net debt. Total debt as a percent of capitalization was 38% at June 30, 2010.

Our ratio of current assets to current liabilities was 3.8 at June 30, 2010.

In July 2010, we entered into a five-year, unsecured $500.0 million revolving credit facility expiring in July 2015. In conjunction with this new facility, we terminated the $350.0 million revolving credit facility that would have expired in September 2011. This new facility permits us to borrow at variable rates based upon LIBOR or the lenders’ base rate, as defined in the credit agreement, plus a specified spread. The spread is dependent on our long-term unsecured senior debt rating from Standard and Poor’s and Moody’s Investor Services. We may request an increase of $25.0 million or more to the facility amount once each year, up to an aggregate maximum of $750.0 million, subject to approval by the lenders. We have not drawn under this facility.

The €150.0 million revolving credit facility, which expires in July 2012, allows us to borrow at variable rates based on EURIBOR for euro borrowings or LIBOR for dollar or pound sterling borrowings plus a specified credit spread. We may elect to increase the euro facility amount once each year in increments of €10.0 million, up to an aggregate maximum of €200.0 million, subject to approval by the lenders. At June 30, 2010, we had no borrowings outstanding under this facility.

Under the U.S. and euro bank credit agreements, we are required to comply with financial ratios of debt to Consolidated EBITDA and Consolidated EBITDA to interest expense. As defined in the credit agreements, Consolidated EBITDA represents consolidated earnings before interest, income taxes, depreciation and amortization, extraordinary, unusual or non-recurring non-cash gains or losses, including the sale of property and equipment and goodwill impairments, and non-cash gains or losses from less than wholly owned subsidiaries and investments. The credit agreements require that the ratio of debt to Consolidated EBITDA be less than 3.5:1 and the ratio of Consolidated EBITDA to interest expense be greater than 3.5:1. At June 30, 2010, we maintained a ratio of debt to Consolidated EBITDA of 1.1:1 and a ratio of Consolidated EBITDA to interest expense of 11.9:1.

On June 29, 2010, our board of directors authorized a 5.0 million share increase in our share repurchase program. When combined with the shares available under the existing repurchase program, this increase permits us to repurchase approximately 7.2 million of our common shares. Through this program, we expect to make purchases from time to time either in the open market or through private transactions. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect the program will be completed within 18 to 24 months.

We believe that our cash flow from operations, borrowing capacity under the credit facilities and our current cash and cash equivalents provide sufficient liquidity to maintain our current operations and capital expenditure requirements, pay dividends, repurchase shares, pursue acquisitions and service our debt.

Contractual Cash Obligations

There were no material changes in contractual obligations from December 31, 2009, to June 30, 2010.

Our debt level will require us to dedicate a portion of our cash flow to make interest and principal payments, thereby reducing the availability of our cash for acquisitions or other purposes. Nevertheless, we believe our future operating cash flow will be sufficient to cover debt service, capital expenditures, dividends, share repurchases and other obligations, and we have untapped borrowing capacity that can provide us with additional financial resources. We currently have a shelf registration statement filed with the Securities and Exchange Commission (SEC) pursuant to which debt securities, preferred or common shares, and warrants may be issued. In addition, at June 30, 2010, we maintained a balance of cash and cash equivalents of $972.2 million and had $350.0 million available under the U.S. revolving credit facility and €150.0 million (approximately $185.8 million) available under the euro revolving credit facility.

Off-Balance Sheet Arrangements

At June 30, 2010, we had $27.8 million of contingent obligations under standby letters of credit issued in the ordinary course of business to financial institutions, customers and insurance companies to secure short-term support for a variety of commercial transactions, insurance and benefit programs.

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

We believe that the following factors, among others, could affect our future performance and cause our actual results to differ materially from those expressed or implied by forward-looking statements made in this quarterly report:

•	The demand for our products as influenced by such factors as the global economy and the development of replacement technology.

•	The cost, availability and quality of raw materials, especially feedstocks derived from petroleum and petrochemicals, and the cost and availability of energy, especially natural gas and electricity, and our ability to sustain profitability through our pricing in a competitive market.

•	Our success in retaining and growing the business that we have with our largest customers.

•	Our success at continuing to develop, and benefit from, proprietary technology to meet or exceed new industry performance standards and to create new products to meet changing customer expectations.

•	The extent to which we are successful in expanding our business in new and existing markets and identifying, understanding and managing the risks inherent in those markets.

•	Our ability to continue to maximize efficiencies in our procurement and manufacturing processes and manage our cost structure.

•	The risks of conducting business in various countries, including general economic conditions, inflation and foreign currency exchange rates, foreign investment and repatriation restrictions, legal, environmental and other regulatory constraints, and other social and political factors.

•	Our ability to identify, complete and integrate acquisitions for profitable growth and operating efficiencies.

•	The potential disruption or interruption of our or our suppliers’ production facilities due to accidents, terrorism, political events, civil unrest, or weather-related disruptions to facilities located near the U.S. Gulf Coast.

•	The effects of required principal and interest payments and the access to capital on our ability to fund capital expenditures and acquisitions and to meet operating needs.

•	The potential disruption to our business from our inability to maintain our common information systems platform or to implement successfully such systems, including the management of implementation costs, timely completion and realization of system benefits.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2010, there were no material changes in our market risk exposure. For a discussion of our market risks associated with interest rates, foreign currencies and commodities, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4. Controls and Procedures

At the end of the period covered by this quarterly report (June 30, 2010), we carried out an evaluation, under the supervision and with the participation of the company’s management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the end of such period, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting identified in the evaluation described in the preceding paragraph that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On February 23, 2010, the Texas Commission on Environmental Quality (TCEQ) issued a notice of proposed penalty for alleged violations of the TCEQ Air Permit Regulations. The alleged violations pertain to emission levels and reporting requirements associated with operations at our Deer Park, Texas facility and was resolved in July 2010 with a financial penalty of $0.1 million.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On June 11, 2010, we issued 2 common shares, exempt from registration under Regulation S of the Securities Act of 1933, as amended, pursuant to various employee benefit plans sponsored by a wholly owned foreign subsidiary.

(b)	Not applicable.

(c)	The following table provides information regarding our purchases of Lubrizol common shares, on a settlement date basis, during the quarter.

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Month #1 (Apr. 1, 2010 through Apr. 30, 2010)	-	N/A	-	2,955,918
Month #2 (May 1, 2010 through May 31, 2010)	500,000	$82.11	500,000	2,455,918
Month #3 (Jun. 1, 2010 through Jun. 30, 2010)	277,069	$87.99	275,000	7,180,918

Total	777,069		775,000	7,180,918

1 This column includes common shares that we purchased pursuant to our stock incentive plan (2,069 in June) whereby participants sell already owned shares to us to pay for the exercise price of a stock option.

2 This column reflects common shares that we purchased pursuant to a share repurchase program authorized by our board of directors and announced on April 27, 2007, under which we were permitted to repurchase up to 5.0 million of our common shares. On June 29, 2010, our board of directors authorized an expansion of this share repurchase program to permit us to repurchase an additional 5.0 million of our common shares in the open market or through negotiated transactions. The program will expire when all authorized shares have been repurchased.

Item 6.  Exhibits

Refer to the exhibit index following the signature page.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LUBRIZOL CORPORATION

/s/ W. Scott Emerick
W. Scott Emerick
Principal Accounting Officer and Duly Authorized
Signatory of The Lubrizol Corporation

Date: August 6, 2010

Exhibit Index

3.1		Second Amended and Restated Articles of Incorporation of The Lubrizol Corporation, effective as of May 6, 2009 (incorporated by reference to Exhibit 3.1 to the company’s quarterly report on Form 10-Q filed with the SEC on May 8, 2009).

3.2		Second Amended and Restated Regulations of The Lubrizol Corporation, effective as of June 23, 2009 (incorporated by reference to Exhibit 3.1 to the company’s current report on Form 8-K filed with the SEC on June 24, 2009).

10.1	*	The Lubrizol Corporation 2010 Stock Incentive Plan, as adopted April 27, 2010 (incorporated by reference to Exhibit 99.1 to the company’s current report on Form 8-K filed with the SEC on April 28, 2010).

10.2	*	Form of Outside Director Restricted Stock Unit Award under The Lubrizol Corporation 2010 Stock Incentive Plan (incorporated by reference to and included within Exhibit 99.1 to the company’s current report on Form 8-K filed with the SEC on April 28, 2010).

10.3	*	Form of Nonstatutory Stock Option Award Agreement under The Lubrizol Corporation 2010 Stock Incentive Plan (incorporated by reference to and included within Exhibit 99.1 to the company’s current report on Form 8-K filed with the SEC on April 28, 2010).

10.4	*	Form of Performance Share Award under The Lubrizol Corporation 2010 Stock Incentive Plan (incorporated by reference to and included within Exhibit 99.1 to the company’s current report on Form 8-K filed with the SEC on April 28, 2010).

10.5	*	Form of Restricted Stock Award Agreement under The Lubrizol Corporation 2010 Stock Incentive Plan (incorporated by reference to and included within Exhibit 99.1 to the company’s current report on Form 8-K filed with the SEC on April 28, 2010).

10.6	*	Form of Indemnification Agreement between The Lubrizol Corporation and certain of its senior executive officers and directors (incorporated by reference to Exhibit 10.1 to the company’s current report on Form 8-K filed with the SEC on June 30, 2010).

10.7		Credit Agreement, dated as of July 19, 2010, among The Lubrizol Corporation, the Initial Lenders named therein, Citicorp Global Markets Inc. and KeyBank National Association, as co-lead arrangers and co-bookrunners, KeyBank National Association and The Royal Bank of Scotland PLC, as co-syndication agents, Deutsche Bank AG New York Branch and JPMorgan Chase Bank, N.A., as co-documentation agents, and Citibank, N.A., as agent (incorporated by reference to Exhibit 10.1 to the company’s current report on Form 8-K filed with the SEC on July 22, 2010).

31.1		Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.