Form 10-Q
period 2010-09-30
LUBRIZOL Corp
filed 2010-11-05
CIK 60751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2010

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

Yes ☐ No ☑

Number of the registrant’s common shares, without par value, outstanding as of October 29, 2010: 65,629,839.

THE LUBRIZOL CORPORATION

Quarterly Report on Form 10-Q

Three and Nine Months Ended September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE LUBRIZOL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions of Dollars Except Per Share Data)	2010	2009	2010	2009
Revenues	$1,383.8	$1,274.6	$4,100.5	$3,398.0
Cost of sales	929.3	814.0	2,721.7	2,269.7

Gross profit	454.5	460.6	1,378.8	1,128.3

Selling and administrative expenses	116.0	117.7	338.9	323.3
Research, testing and development expenses	54.6	54.8	160.3	153.0
Amortization of intangible assets	6.2	6.3	18.7	18.8
Restructuring and impairment (credits) charges	(0.4)	5.8	1.0	27.3
Other expense (income) - net	4.2	2.8	(15.5)	(7.7)
Interest income	(1.5)	(1.5)	(4.2)	(5.8)
Interest expense	25.0	26.5	74.6	83.4

Income before income taxes	250.4	248.2	805.0	536.0
Provision for income taxes	36.1	73.5	217.1	160.2

Net income	214.3	174.7	587.9	375.8
Net income attributable to noncontrolling interests	2.5	4.2	12.4	9.2

Net income attributable to The Lubrizol Corporation	$211.8	$170.5	$575.5	$366.6

Net income per share attributable to The Lubrizol Corporation, basic	$3.15	$2.50	$8.46	$5.40

Net income per share attributable to The Lubrizol Corporation, diluted	$3.08	$2.46	$8.28	$5.34

Dividends paid per share	$0.36	$0.31	$1.03	$0.93

Amounts shown are unaudited.

The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Millions of Dollars Except Share Data)	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$918.2	$991.0
Receivables	816.3	615.1
Inventories	762.7	630.5
Deferred income taxes	73.5	77.8
Other current assets	44.1	32.2

Total current assets	2,614.8	2,346.6

Property and equipment - at cost	2,961.8	2,960.7
Less accumulated depreciation	1,793.8	1,773.1

Property and equipment - net	1,168.0	1,187.6

Goodwill	767.9	790.7
Intangible assets - net	306.7	330.7
Other assets	171.1	114.4

TOTAL	$5,028.5	$4,770.0

LIABILITIES AND TOTAL EQUITY
Current portion of long-term debt	$0.4	$0.3
Accounts payable	360.6	299.5
Accrued expenses and other current liabilities	373.0	337.4

Total current liabilities	734.0	637.2

Long-term debt	1,356.0	1,390.3
Pension obligations	292.7	309.3
Other postretirement benefit obligations	94.8	92.7
Noncurrent liabilities	173.8	153.3
Deferred income taxes	62.4	57.4

Total liabilities	2,713.7	2,640.2

Contingencies and commitments

Redeemable stock-based awards	8.4	-

Preferred stock without par value - unissued	-	-
Common shares without par value:
Authorized - 120,000,000 shares
Outstanding - 65,605,737 shares at September 30, 2010, after deducting 20,590,157 treasury shares; 68,436,977 shares at December 31, 2009, after deducting 17,758,917 treasury shares	825.9	826.4
Retained earnings	1,538.4	1,322.4
Accumulated other comprehensive loss	(130.3)	(88.0)

Total of The Lubrizol Corporation shareholders’ equity	2,234.0	2,060.8

Noncontrolling interests	72.4	69.0

Total equity	2,306.4	2,129.8

TOTAL	$5,028.5	$4,770.0

Amounts shown are unaudited.

The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In Millions of Dollars)	2010	2009
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income	$587.9	$375.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	125.2	125.6
Deferred income taxes	11.9	(2.2)
Stock-based compensation	13.5	17.1
Restructuring and impairment charges	0.1	11.0
Gain from investments and sales of property and equipment	(1.2)	-
Change in current assets and liabilities, net of acquisitions:
Receivables	(212.3)	(106.2)
Inventories	(131.4)	215.9
Accounts payable, accrued expenses and other current liabilities	81.2	99.2
Other current assets	2.5	(15.4)

	(260.0)	193.5
Payment for land-use rights	(29.2)	-
Other items - net	(7.4)	13.3

Total operating activities	440.8	734.1

INVESTING ACTIVITIES
Capital expenditures	(108.7)	(107.1)
Acquisitions	(2.5)	(1.0)
Proceeds from investments	3.6	5.6
Proceeds from sales of property and equipment	3.4	0.2

Total investing activities	(104.2)	(102.3)

FINANCING ACTIVITIES
Changes in short-term debt - net	-	(4.8)
Repayments of long-term debt	(46.0)	(286.0)
Proceeds from the issuance of long-term debt	-	646.3
Proceeds from government grant	20.0	-
Payment of Treasury rate lock upon settlement	-	(16.7)
Payment of debt issuance costs	(2.9)	(4.8)
Dividends paid	(70.1)	(62.8)
Dividends to noncontrolling interests	(10.6)	(2.5)
Common shares purchased	(326.0)	-
Proceeds from the exercise of stock options	18.7	22.5
Excess tax benefit from the exercise of stock options and awards	14.8	7.0

Total financing activities	(402.1)	298.2

Effect of exchange rate changes on cash	(7.3)	11.2

Net (decrease) increase in cash and cash equivalents	(72.8)	941.2

Cash and cash equivalents at the beginning of period	991.0	186.2

Cash and cash equivalents at the end of period	$918.2	$1,127.4

Amounts shown are unaudited.

The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2010 and 2009

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator (in millions):
Net income attributable to The Lubrizol Corporation	$211.8	$170.5	$575.5	$366.6

Denominator (in millions of shares):
Weighted-average common shares outstanding	67.2	68.1	68.0	67.9
Dilutive effect of stock options and awards	1.6	1.3	1.5	0.8

Denominator for net income per share, diluted	68.8	69.4	69.5	68.7

Net income per share attributable to
The Lubrizol Corporation, basic	$3.15	$2.50	$8.46	$5.40

Net income per share attributable to
The Lubrizol Corporation, diluted	$3.08	$2.46	$8.28	$5.34

Options to purchase 0.1 million shares were excluded from the diluted earnings per share calculations because they were antidilutive for the nine months ended September 30, 2010. Options to purchase 0.9 million shares were excluded from the diluted earnings per share calculations because they were antidilutive for the nine months ended September 30, 2009.

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

The company primarily evaluates performance and allocates resources based on segment operating income as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the product lines included within each segment. Segment operating income reconciles to consolidated income before income taxes by deducting corporate expenses and corporate other income that are not attributed to the segments, restructuring and impairment (credits) charges and net interest expense.

The following table presents a summary of the results of the company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions of Dollars)	2010	2009	2010	2009
Revenues from external customers:
Lubrizol Additives	$989.6	$914.5	$2,946.0	$2,445.1
Lubrizol Advanced Materials	394.2	360.1	1,154.5	952.9

Total revenues	$1,383.8	$1,274.6	$4,100.5	$3,398.0

Segment operating income:
Lubrizol Additives	$247.9	$256.5	$765.8	$596.4
Lubrizol Advanced Materials	59.1	60.5	182.2	122.6

Segment operating income	307.0	317.0	948.0	719.0

Corporate expenses	(25.7)	(31.7)	(76.5)	(76.5)
Corporate other (loss) income - net	(7.8)	(6.3)	4.9	(1.6)
Restructuring and impairment credits (charges)	0.4	(5.8)	(1.0)	(27.3)
Interest expense - net	(23.5)	(25.0)	(70.4)	(77.6)

Income before income taxes	$250.4	$248.2	$805.0	$536.0

The company’s total assets by segment were as follows:

(In Millions of Dollars)	September 30, 2010	December 31, 2009
Segment assets:
Lubrizol Additives	$2,011.2	$1,751.7
Lubrizol Advanced Materials	1,814.0	1,802.6

Total segment assets	3,825.2	3,554.3

Corporate assets	1,203.3	1,215.7

Total consolidated assets	$5,028.5	$4,770.0

Note 4 – INVENTORIES

The company’s inventories were comprised of the following:

(In Millions of Dollars)	September 30, 2010	December 31, 2009
Finished products	$436.4	$369.9
Products in process	144.4	111.3
Raw materials	143.4	113.4
Supplies	38.5	35.9

Total inventory	$762.7	$630.5

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

(In Millions of Dollars)	Lubrizol Additives	Lubrizol Advanced Materials	Total
Balance, January 1, 2010:
Goodwill	$185.0	$968.7	$1,153.7
Accumulated impairment losses	-	(363.0)	(363.0)

	185.0	605.7	790.7

Translation adjustments	(1.3)	(16.9)	(18.2)
Goodwill related to assets held for sale	-	(4.6)	(4.6)

Balance, September 30, 2010:
Goodwill	183.7	947.2	1,130.9
Accumulated impairment losses	-	(363.0)	(363.0)

	$183.7	$584.2	$767.9

The company’s indefinite-lived intangible assets include certain trademarks that are tested for impairment each year as of October 1 or more frequently if impairment indicators arise. The following table shows the components of identifiable intangible assets:

		September 30, 2010		December 31, 2009
(In Millions of Dollars)	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	17 years	$190.8	$65.8	$193.4	$57.5
Technology	15 years	133.8	55.7	134.0	48.5
Trademarks	16 years	29.8	11.2	31.1	10.3
Patents	11 years	11.0	6.7	11.2	6.1
Other	8 years	1.2	0.5	1.2	0.3

Total amortized intangible assets		366.6	139.9	370.9	122.7
Non-amortized trademarks		80.0	-	82.5	-

Total		$446.6	$139.9	$453.4	$122.7

Note 6 – DEBT

The company’s debt was comprised of the following:

(In Millions of Dollars)	September 30, 2010	December 31, 2009
5.5% notes, due 2014, net of original issue discount of $1.4 and $1.6 at September 30, 2010, and December 31, 2009, respectively, and fair value adjustments for unrealized gains on derivative instruments of $13.9 and $3.3 at September 30, 2010, and December 31, 2009, respectively	$462.5	$451.7
8.875% notes, due 2019, net of original issue discount of $3.3 and $3.5 at September 30, 2010, and December 31, 2009, respectively	496.7	496.5
7.25% debentures, due 2025	100.0	100.0
6.5% debentures, due 2034, net of original issue discount of $4.6 at both September 30, 2010, and December 31, 2009	295.4	295.4
Debt supported by banking arrangements:
Euro revolving credit borrowing, at EURIBOR plus 3.00% (3.625% at December 31, 2009)	-	45.8
Other	1.8	1.2

	1,356.4	1,390.6
Less: current portion of long-term debt	0.4	0.3

Total long-term debt	$1,356.0	$1,390.3

In July 2010, the company entered into a five-year, unsecured $500.0 million revolving credit facility expiring in July 2015. In conjunction with this new facility, the company terminated the $350.0 million revolving credit facility that would have expired in September 2011. This new facility permits the company to borrow at variable rates based upon LIBOR or the lenders’ base rate, as defined in the credit agreement, plus a specified spread. The spread is dependent on the company’s long-term unsecured senior debt rating from Standard and Poor’s and Moody’s Investors Service. The company may request an increase of $25.0 million or more to the facility amount once each year, up to an aggregate maximum of $750.0 million, subject to approval by the lenders.

The U.S. and euro bank credit agreements contain customary affirmative covenants including, among others, compliance with laws, payment of taxes, maintenance of insurance, conduct of business, keeping of books and records, maintenance of properties and ensuring the credit facilities receive the same rights and privileges as any future senior unsecured debt. The agreements also contain customary negative covenants including, among others, restrictions on: liens and encumbrances, sale of assets and affiliate transactions. Additionally, the company is required to comply with financial ratios of debt to Consolidated EBITDA and Consolidated EBITDA to interest expense. As defined in the credit agreements, Consolidated EBITDA represents consolidated earnings before interest, income taxes, depreciation and amortization, extraordinary, unusual or non-recurring non-cash gains or losses, including the sale of property and equipment and goodwill impairments, and non-cash gains or losses from less than wholly owned subsidiaries and investments. The credit agreements require that the ratio of debt to Consolidated EBITDA be less than 3.5:1 and the ratio of Consolidated EBITDA to interest expense be greater than 3.5:1. At September 30, 2010, the company maintained a ratio of debt to Consolidated EBITDA of 1.1:1 and a ratio of Consolidated EBITDA to interest expense of 12.1:1.

The bank credit agreements also contain customary events of default including, among others, failure to make payment when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, the occurrence of one or more unstayed judgments in excess of $25.0 million (under the euro bank credit agreement) or $50.0 million (under the U.S. bank credit agreement) that is not covered by an acceptable policy of insurance, a party obtaining a beneficial ownership in excess of 20% of the company’s voting stock, or the incurrence of $25.0 million of liabilities related to violations of employee benefit plan regulations or the withdrawal or termination of a multiemployer benefit plan. At September 30, 2010, the company was in compliance with all of its covenants and had not committed any acts of default.

The estimated fair value of the company’s debt instruments at September 30, 2010, and December 31, 2009, approximated $1,603.0 million and $1,561.8 million, respectively, compared with a carrying value of $1,356.4 million and $1,390.6 million, respectively. The fair value of the company’s debt instruments was estimated using prevailing market interest rates on long-term debt with similar creditworthiness, terms and maturities.

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

The following table shows the location and fair value of derivative instruments reported in the consolidated balance sheets at September 30, 2010, and December 31, 2009 (in millions of dollars):

Asset Derivatives
	Balance Sheet Location	September 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Commodity purchase contracts	Other current assets	$-	$0.1
Interest rate swap agreements	Other assets	13.9	3.3

		$13.9	$3.4

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$0.1	$-

Liability Derivatives
	Balance Sheet Location	September 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Commodity purchase contracts	Accrued expenses and other current liabilities	$3.6	$2.6

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$-	$0.7

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

The effective portions of gains on interest rate swap agreements designated as fair value hedges and the offsetting losses on the hedged liabilities recognized in current earnings for the three and nine months ended September 30, 2010 and 2009, were as follows (in millions of dollars):

Derivative	Location of Gain Recognized in Earnings	Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
Interest rate swap agreements	Interest expense	$3.6	$1.0	$10.6	$1.3

Hedged Item	Location of Loss Recognized in Earnings	Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
Long-term debt	Interest expense	$(3.6)	$(1.0)	$(10.6)	$(1.3)

Cash Flow Hedges

The company uses commodity purchase contracts to manage its exposure to changes in the price for natural gas. At September 30, 2010, and December 31, 2009, the notional amounts of open contracts totaled $10.5 million and $15.9 million, respectively. Contract maturities are less than 24 months.

In November 2008, the company entered into several Treasury rate lock agreements with an aggregate notional principal amount of $200.0 million, all maturing on March 31, 2009, whereby the company had locked in Treasury rates relating to a portion of the then-anticipated debt issuance in the first quarter of 2009. These Treasury rate lock agreements were designated as cash flow hedges of the semi-annual interest payments associated with the forecasted debt issuance. In January 2009, the company incurred a pre-tax loss of $16.7 million on the termination of these agreements in conjunction with the issuance of the 8.875% notes.

In June 2004, the company entered into several Treasury rate lock agreements with an aggregate notional principal amount of $900.0 million, all maturing on September 30, 2004, whereby the company had locked in Treasury rates relating to a portion of the then-anticipated debt issuance. These Treasury rate lock agreements were designated as cash flow hedges of the semi-annual interest payments associated with the forecasted debt issuance. In September 2004, the company incurred a pre-tax loss of $73.9 million on the termination of these agreements.

Losses upon termination of Treasury rate lock agreements are reported as a component within accumulated other comprehensive loss (AOCL) and reclassified into earnings over the term of the associated debt issuance. The unamortized balance of the Treasury rate lock agreements recorded in AOCL, net of tax, was $39.3 million and $41.6 million at September 30, 2010, and December 31, 2009, respectively.

The effective portions of gains and (losses) on derivative instruments designated as cash flow hedges recognized in other comprehensive income, net of tax, for the three and nine months ended September 30, 2010 and 2009, were as follows (in millions of dollars):

Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Commodity purchase contracts	$(1.0)	$0.1	$(2.8)	$(2.4)
Treasury rate lock agreements	-	-	-	2.1

	$(1.0)	$0.1	$(2.8)	$(0.3)

The effective portions of pre-tax losses on derivative instruments designated as cash flow hedges reclassified from AOCL into earnings for the three and nine months ended September 30, 2010 and 2009, were as follows (in millions of dollars):

Derivative	Location of Loss Reclassified from AOCL into Earnings	Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009

Commodity purchase contracts	Cost of sales	$(1.1)	$(2.4)	$(3.2)	$(6.8)
Treasury rate lock agreements	Interest expense	(1.2)	(1.4)	(3.6)	(4.6)

		$(2.3)	$(3.8)	$(6.8)	$(11.4)

The company estimates that it will reclassify into earnings during the next twelve months losses of $5.1 million ($3.2 million net of tax) and $3.6 million ($2.3 million net of tax) from the amounts recorded in AOCL for Treasury rate lock agreements and commodity purchase contracts, respectively.

Derivative Instruments Not Designated as Hedges

The company selectively uses foreign currency forward contracts, in addition to working capital management, pricing and sourcing, to minimize the potential effect of currency changes on its earnings. The company’s principal currency exposures are the euro, the pound sterling, the Japanese yen and the Brazilian real. The company does not designate these foreign currency forward contracts as hedges, as the objective for entering into these contracts is to minimize the amount of transaction gains or losses that are included in current earnings arising from exchange rate changes. The maximum amount of foreign currency forward contracts outstanding at any one time during the nine months ended September 30, 2010, was $23.5 million. At September 30, 2010, and December 31, 2009, the notional amounts of open short-term forward contracts to buy or sell currencies were $4.8 million and $10.2 million, respectively. The company recognized losses on foreign currency forward contracts for the three and nine months ended September 30, 2010 and 2009, as follows (in millions of dollars):

Derivative	Location of Loss Recognized in Earnings	Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009

Foreign currency forward contracts	Other income-net	$(0.6)	$(0.8)	$(0.5)	$(1.6)

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

Note 9 – EQUITY

The following table summarizes the changes in total equity since January 1, 2010:

(In Millions)	Number of Shares Outstanding	Common Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total

Balance, January 1, 2010	68.4	$826.4	$1,322.4	$(88.0)	$69.0	$2,129.8

Comprehensive income:
Net income			575.5		12.4	587.9
Other comprehensive (loss) income				(42.3)	1.6	(40.7)

Total comprehensive income						547.2
Stock-based compensation		12.2				12.2
Dividends declared			(72.8)		(10.6)	(83.4)
Adjustment to redeemable stock-based awards		(2.3)	(5.5)			(7.8)
Common shares - treasury:
Common shares purchased	(3.7)	(44.8)	(281.2)			(326.0)
Shares issued upon exercise of stock options and awards	0.9	18.7				18.7
Tax benefit from stock compensation		14.8				14.8
Other-net		0.9				0.9

Balance, September 30, 2010	65.6	$825.9	$1,538.4	$(130.3)	$72.4	$2,306.4

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

The following table shows the company’s financial assets and liabilities accounted for at fair value on a recurring basis at September 30, 2010:

(In Millions of Dollars)	September 30, 2010	Level 1	Level 2	Level 3
Assets:
Money market mutual funds (1)	$677.8	$677.8	$-	$-
Interest rate swaps (2)	13.9	-	13.9	-
Foreign currency forward contracts (3)	0.1	-	0.1	-

	$691.8	$677.8	$14.0	$-

Liabilities:
Commodity purchase contracts (4)	$3.6	$-	$3.6	$-

The following table shows the company’s financial assets and liabilities accounted for at fair value on a recurring basis at December 31, 2009:

(In Millions of Dollars)	December 31, 2009	Level 1	Level 2	Level 3
Assets:
Money market mutual funds (1)	$700.7	$697.5	$3.2	$-
Interest rate swaps (2)	3.3	-	3.3	-
Commodity purchase contracts (4)	0.1	-	0.1	-

	$704.1	$697.5	$6.6	$-

Liabilities:
Commodity purchase contracts (4)	$2.6	$-	$2.6	$-
Foreign currency forward contracts (3)	0.7	-	0.7	-

	$3.3	$-	$3.3	$-

(1)	The company records the fair value of money market mutual funds within cash and cash equivalents and other assets. The fair value of money market mutual funds using quoted prices reported on various U.S. and international stock exchanges is classified as Level 1. The fair value of money market mutual funds held in inactive markets is corroborated through quoted prices in active markets for the fund’s underlying holdings, considering nonperformance and liquidity risks, and is classified as Level 2.

(2)	The fair value of interest rate swaps is calculated using models that discount the cash flows at each coupon adjustment date using the then-applicable forward interest rates.

(3)	The fair value of foreign currency forward contracts is based on the difference between the contract prices and market forward rates.

(4)	The fair value of commodity purchase contracts is based on market forward rates and reflects the present value of the amount that the company would pay or receive for contracts involving the same notional amounts and maturity dates.

Note 11 – COMPREHENSIVE INCOME

Total comprehensive income was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions of Dollars)	2010	2009	2010	2009
Net income	$214.3	$174.7	$587.9	$375.8
Foreign currency translation adjustment	105.1	51.7	(46.0)	61.2
Pension and other postretirement benefit plans	0.8	0.4	3.8	3.5
Commodity purchase contracts	(0.3)	1.7	(0.8)	2.0
Treasury rate lock agreements	0.7	0.9	2.3	5.1

Total comprehensive income	$320.6	$229.4	$547.2	$447.6
Less: Comprehensive income attributable to noncontrolling interests	4.1	4.6	14.0	9.7

Comprehensive income attributable to
The Lubrizol Corporation	$316.5	$224.8	$533.2	$437.9

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

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
(In Millions of Dollars)	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total
Service cost - benefits earned during period	$5.1	$2.1	$7.2	$5.4	$2.1	$7.5
Interest cost on projected benefit obligation	7.0	3.7	10.7	7.0	3.5	10.5
Expected return on plan assets	(6.1)	(3.7)	(9.8)	(5.9)	(3.2)	(9.1)
Amortization of prior service costs	0.6	0.1	0.7	0.6	0.1	0.7
Recognized net actuarial loss	1.1	0.5	1.6	1.1	0.3	1.4

Net periodic pension cost	$7.7	$2.7	$10.4	$8.2	$2.8	$11.0

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
(In Millions of Dollars)	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total
Service cost - benefits earned during period	$15.3	$6.4	$21.7	$16.2	$6.1	$22.3
Interest cost on projected benefit obligation	20.9	11.1	32.0	20.8	10.8	31.6
Expected return on plan assets	(18.2)	(10.9)	(29.1)	(17.8)	(9.5)	(27.3)
Amortization of prior service costs	1.8	0.3	2.1	1.8	0.3	2.1
Recognized net actuarial loss	3.5	1.4	4.9	3.4	0.9	4.3

Net periodic pension cost	$23.3	$8.3	$31.6	$24.4	$8.6	$33.0

The components of net periodic non-pension postretirement benefit cost consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions of Dollars)	2010	2009	2010	2009
Service cost	$0.4	$0.3	$1.2	$1.0
Interest cost on projected benefit obligation	1.4	1.4	4.2	4.1
Amortization of prior service credits	(1.4)	(1.7)	(4.2)	(5.2)
Amortization of initial net obligation	0.1	0.1	0.3	0.3
Recognized net actuarial loss	0.2	0.1	0.5	0.3

Net periodic non-pension postretirement benefit cost	$0.7	$0.2	$2.0	$0.5

Note 13 – STOCK-BASED COMPENSATION

On April 27, 2010, shareholders of the company approved the 2010 Stock Incentive Plan (2010 Plan) to provide equity awards to key employees and directors. The 2010 Plan provides for the granting of up to 3,000,000 common shares in the form of options to buy common shares and full-value awards (consisting of stock appreciation rights, restricted and unrestricted shares and share units), of which no more than 1,500,000 can be settled as full-value awards. After the 1,500,000 limit has been reached, full-value awards are counted in a 3-to-1 ratio against the 3,000,000 limit. Options become exercisable 50% one year after date of grant, 75% after two years, 100% after three years and expire 10 years after grant. The 2010 Plan terminates with respect to new grants by its own terms on April 1, 2015.

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

The 2010 Plan and 2005 Plan each provide for nonemployee directors of the company to receive an automatic annual grant of restricted share units worth approximately $0.1 million based on the fair market value of the company’s common shares on the date of each annual meeting of shareholders. A pro-rata number of restricted share units are granted to directors appointed between annual meetings of shareholders. All of these restricted share units vest on the date of the next annual meeting of shareholders. The fair value of restricted share units is based on the closing price of the company’s common shares on the date of grant. The company granted 7,425 and 15,010 restricted share units under the 2010 Plan and 2005 Plan during the nine months ended September 30, 2010 and 2009, respectively.

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

The fair value of stock options is estimated using the Black-Scholes option pricing model. There were 91,800 and 438,600 stock options granted under the 2005 Plan during the nine months ended September 30, 2010 and 2009, respectively. Options have been granted to employees at fair market value on the date of grant. The assumptions used to value the options granted were as follows:

	Nine Months Ended September 30,
	2010	2009
Risk-free interest rate	3.3%	2.8%
Dividend yield	1.6%	4.5%
Expected volatility	30.3%	27.9%
Expected life (years)	6.5	6.5
Fair value per option	$23.84	$5.03

The fair value of performance-based share units is based on the closing price of the company’s common shares on the date of grant. The company granted 106,500 and 290,520 performance-based share units under the 2005 Plan during the nine months ended September 30, 2010 and 2009, respectively. No voting or dividend rights are associated with the performance-based share units until the end of the performance period and a distribution of shares, if any, is made. Nonvested performance-based share units under the 2005 Plan at September 30, 2010, and changes during the nine months ended September 30, 2010, were as follows:

	Share Units	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2010	774,578	$ 36.15
Granted	106,500	$ 78.18
Performance increase	106,500	$ 78.18
Forfeited	(2,804)	$ 38.10

Nonvested at September 30, 2010	984,774	$ 45.23

The following table identifies the number of shares expected to be issued based on current expectations of performance and the fair value on the date of grant for the nonvested performance-based share units outstanding under the 2005 Plan at September 30, 2010:

Performance Period	Expected Number of Units to be Issued	Grant Date Fair Value
2008-2010	211,340	$58.45
2009-2011	560,894	$27.77
2010-2012	212,540	$78.18

The company uses previously purchased treasury shares for all net shares issued for option exercises and performance-based and restricted share units. During the nine months ended September 30, 2010, the award for the 2007-2009 performance period was distributed resulting in the issuance of 213,960 shares and the deferral of 20,576 shares into a deferred compensation plan. During the nine months ended September 30, 2009, the award for the 2006-2008 performance period was distributed resulting in the issuance of 157,721 common shares and the deferral of 112,411 common shares into a deferred compensation plan.

The terms of the performance-based share units granted to international employees state that payment will be in cash at the end of the performance period. As such, liability accounting is used for these awards and compensation expense is calculated based on the company’s common share price. In addition, some international employees received stock-based awards in prior years that are similar to stock appreciation rights. The value of these awards is based on the company’s common share price and is paid in cash upon exercise. A portion of these awards has expiration dates through 2014, while the remainder expires upon the employees’ retirement. At September 30, 2010, the unexercised portion of these fully vested awards was accounted for as a liability. Compensation expense recognized in the consolidated statements of income for the three and nine months ended September 30, 2010, related to these awards was $4.3 million and $6.2 million, respectively. Compensation expense recognized in the consolidated statements of income for the three and nine months ended September 30, 2009, related to these awards was $5.9 million and $8.8 million, respectively.

Total stock-based compensation expense recognized in the consolidated statements of income for the three and nine months ended September 30, 2010, was $8.7 million and $19.7 million, respectively, compared with $14.1 million and $25.9 million, respectively, for the three and nine months ended September 30, 2009. The related tax benefit for the three and nine months ended September 30, 2010, was $3.1 million and $6.9 million, respectively, compared with $5.0 million and $9.1 million, respectively, for the three and nine months ended September 30, 2009. At September 30, 2010, there was $23.0 million of total pre-tax unrecognized compensation cost related to all stock-based awards that were not vested. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Note 14 – RESTRUCTURING AND IMPAIRMENT (CREDITS) CHARGES

During the three and nine months ended September 30, 2010, the company recorded aggregate restructuring and impairment (credits) charges of $(0.4) million and $1.0 million, respectively. Restructuring and impairment charges primarily related to the restructuring of the sales and marketing organization within the TempRite business in the engineered polymers product line, along with the discontinuation of a tolling arrangement to manufacture products and the closure of production facilities from previously announced programs within the performance coatings product line of the Lubrizol Advanced Materials segment.

The following table shows the reconciliation of the restructuring liability since January 1, 2010, by major restructuring activity:

(In Millions of Dollars)	Liability January 1, 2010	Restructuring and Impairment Charges	Cash Paid	Non-cash Adjustments	Liability September 30, 2010
Corporate organizational restructuring	$1.9	$0.1	$(1.6)	$-	$0.4
Lubrizol Advanced Materials 2010 workforce reductions and product line discontinuations	-	0.9	(0.8)	-	0.1
Lubrizol Advanced Materials 2009 plant closures and workforce reductions	1.0	0.1	(0.9)	(0.1)	0.1
Performance coatings 2008 business improvement initiatives	0.1	-	-	-	0.1
Lubrizol Additives plant closure and workforce reductions	-	(0.1)	0.1	-	-

	$3.0	$1.0	$(3.2)	$(0.1)	$0.7

During the three and nine months ended September 30, 2009, the company recorded aggregate restructuring and impairment charges of $5.8 million and $27.3 million, respectively. The restructuring and impairment charges during 2009 primarily related to severance and benefits of $15.2 million associated with organizational restructuring decisions, which increased operating efficiencies and improved profitability. In the second quarter of 2009, the company recorded long-lived asset impairment charges of $7.4 million primarily related to the write-off of preliminary process engineering design work associated with its plans, announced in March 2008, to build a lubricant additives plant in China. Due to lower expected demand caused by the global recession, significant uncertainty arose regarding the timing of the China project and resulted in revisions to the scope and location of the plant. As a result, the recoverability of the asset for preliminary process engineering design work performed was affected adversely and the associated asset was impaired. In the third quarter of 2009, the company recorded long-lived asset impairment charges of $3.6 million related to its decision to cease manufacturing at two U.S. facilities within the performance coatings and engineered polymers product lines of the Lubrizol Advanced Materials segment. Manufacturing of certain engineered polymers products at one of the closed facilities was transferred to other facilities to improve the utilization of existing assets. The remaining charges primarily related to the closing of a Lubrizol Additives blending, packaging and warehouse site in Ontario, Canada that was announced in 2008. The company expects to record an additional $7.0 million of restructuring charges related to this facility closure in 2010 upon the final settlement of the related employee benefit plans.

Note 15 – INCOME TAXES

The effective tax rates for the three and nine months ended September 30, 2010 of 14.4% and 27.0%, respectively, differ from the U.S. statutory rate of 35.0% primarily due to the impact of a lower tax burden on foreign operations and a discrete $38.6 million benefit relating to the utilization of foreign tax credits. During the third quarter of 2010, the company determined that it could utilize U.S. foreign tax credits related to its 2004-2007 tax years mainly as a result of its outlook for a higher, sustained level of earnings, particularly in the U.S. Previously, the company deducted foreign taxes paid for U.S. tax purposes for these years.

The company only recognizes the economic benefit associated with a tax position taken or expected to be taken if it is more likely than not that a tax position ultimately will be sustained. After this threshold is met, a tax position is reported at the largest amount of benefit that is more likely than not to be ultimately sustained. At September 30, 2010, the company had gross unrecognized tax benefits of $53.9 million. It is reasonably possible that up to $27.5 million of federal, state and foreign tax benefits could be recognized within one year of September 30, 2010, due to the settlement of audits and the expiration of statutes of limitation.

Note 16 – CONTINGENCIES AND COMMITMENTS

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

The company’s environmental reserves, measured on an undiscounted basis, totaled $7.0 million and $9.4 million at September 30, 2010, and December 31, 2009, respectively. Of these amounts, $4.0 million and $5.8 million were included in accrued expenses and other current liabilities at September 30, 2010, and December 31, 2009, respectively. Goodrich provided LZAM International with an indemnity for various environmental liabilities that extends through February 2011. Pursuant to this indemnity, Goodrich currently is indemnifying LZAM International for the costs of several environmental remediation projects. The company estimates Goodrich’s share of such currently identified liabilities to be approximately $0.3 million at September 30, 2010, which is included in receivables. Goodrich’s share of all of these liabilities may increase to the extent third parties fail to honor their obligations through February 2011.

The company believes that its environmental accruals are adequate based on currently available information. However, it is reasonably possible that as a result of new information, newly discovered conditions, changes in remediation standards or technologies or a change in the law, approximately $0.6 million in additional costs may be incurred beyond the amounts accrued. Additionally, as the indemnification from Goodrich extends only through February 2011, the timing of the incurrence of remediation costs may result in additional expenses to the company.

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

The following factors most affected our consolidated results during the nine months ended September 30, 2010:

•	Strengthening global customer demand across all geographic zones and product lines led to a 14% increase in volume.

•

Improved product mix and higher utilization of our manufacturing facilities resulted in an increase in our gross profit percentage to 33.6% from 33.2% in the same period in 2009. Our production levels significantly increased mainly as a result of the improvement in sales volume. As a result, we incurred only $16.7 million of unabsorbed manufacturing costs compared with $61.2 million of unabsorbed manufacturing costs in the same period in 2009 due to lower than normal production levels.

•

Implementation of price increases in response to the continued rise in raw material costs, primarily due to tight supply conditions for some of our raw materials, enabled us to sustain our gross profit margins.

•

A decrease in our effective tax rate to 27.0% from 29.9% in the same period in 2009 primarily due to a discrete benefit of $38.6 million, or $0.56 per diluted share, relating to our ability to utilize U.S. foreign tax credits mainly as a result of our outlook for a higher, sustained level of earnings, particularly in the U.S., partially offset by lower non-taxable foreign currency translation gains associated with international subsidiaries whose functional currency is the U.S. dollar.

•	Repurchases of 3.7 million of our common shares consumed $326.0 million of cash.

This Management’s Discussion and Analysis contains a presentation of earnings as adjusted, a non-GAAP financial measure. Earnings as adjusted is a measure of income that differs from earnings measured in accordance with generally accepted accounting principles (GAAP). Earnings as adjusted may not be comparable with similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of income in accordance with GAAP, as non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations. We believe that earnings as adjusted for the exclusion of restructuring and impairment (credits) charges assists the investor in evaluating the results of our core operating activities and provides greater comparability with historical results where such charges may be materially different. We use earnings as adjusted to measure and evaluate performance and to determine, in part, incentive compensation. We believe that the presentation of both GAAP and non-GAAP measures may assist investors in comparing our performance with that of peer companies presenting similar non-GAAP measures.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared With Three Months Ended September 30, 2009

	Three Months Ended September 30,
(In Millions of Dollars Except Per Share Data)	2010	2009	$ Change	% Change

Revenues	$1,383.8	$1,274.6	$109.2	9%
Cost of sales	929.3	814.0	115.3	14%

Gross profit	454.5	460.6	(6.1)	(1%)

Selling and administrative expenses	116.0	117.7	(1.7)	(1%)
Research, testing and development expenses	54.6	54.8	(0.2)	-
Amortization of intangible assets	6.2	6.3	(0.1)	(2%)
Restructuring and impairment (credits) charges	(0.4)	5.8	(6.2)	*
Other expense - net	4.2	2.8	1.4	50%
Interest expense - net	23.5	25.0	(1.5)	(6%)

Income before income taxes	250.4	248.2	2.2	1%
Provision for income taxes	36.1	73.5	(37.4)	(51%)

Net income	214.3	174.7	39.6	23%
Net income attributable to noncontrolling interests	2.5	4.2	(1.7)	(40%)

Net income attributable to The Lubrizol Corporation	$211.8	$170.5	$41.3	24%

Basic earnings per share attributable to
The Lubrizol Corporation	$3.15	$2.50	$0.65	26%

Diluted earnings per share attributable to
The Lubrizol Corporation	$3.08	$2.46	$0.62	25%

* Calculation not meaningful

Revenues The increase in revenues compared with the same quarter last year was due to a 10% improvement in the combination of price and product mix and a 1% increase in volume, partially offset by a 2% unfavorable currency impact. The implementation of recent price increases and the recovery in our driveline and industrial additives product line and Estane engineered polymers business, both of which improved product mix, primarily led to the improvement in the combination of price and product mix.

The following table shows the geographic mix of our volume as well as the percentage changes compared with the same quarter last year:

	2010 Volume	2010 vs. 2009 % Change
North America	39%	1%
Europe	28%	7%
Asia-Pacific / Middle East	26%	(7%)
Latin America	7%	1%

Total	100%	1%

Segment volume variances by geographic zone, as well as the factors explaining the changes in segment revenues compared with the same quarter last year, are contained within the “Segment Analysis” section.

Cost of Sales The increase in cost of sales compared with the same quarter last year primarily was due to an 18% increase in average raw material cost and increased volume, partially offset by a favorable currency impact of $19.7 million. Our average raw material cost has increased steadily beginning in the second half of 2009 primarily due to tight supply conditions for some of our raw materials, but we anticipate that costs will stabilize during the remainder of 2010. Total manufacturing expenses increased 2% compared with the same quarter last year primarily due to the non-recurrence of a $6.2 million insurance recovery for previously incurred environmental remediation costs, partially offset by a favorable currency impact.

Gross Profit Gross profit decreased $6.1 million, or 1%, compared with the same quarter last year. The decrease primarily was due to higher raw material costs and an unfavorable currency impact, partially offset by higher volume and improved price and product mix. Primarily as a result of raw material costs rising more quickly than our selling prices, our gross profit percentage decreased to 32.8% from 36.1% in the same quarter last year. Sequentially, our gross profit percentage decreased from 33.8% in the second quarter of 2010.

Selling and Administrative Expenses Selling and administrative expenses decreased $1.7 million, or 1%, compared with the same quarter last year. The decrease primarily was due to the non-recurrence of charitable contributions to The Lubrizol Foundation of $2.5 million and lower self-insured medical costs of $1.8 million, partially offset by increased travel expenses of $1.3 million.

Restructuring and Impairment (Credits) Charges The components of restructuring and impairment credits during the third quarter of 2010 were as follows:

(In Millions of Dollars)	Asset Impairments	Other Plant Exit Costs	Severance and Benefits	Total

Lubrizol Advanced Materials 2010 workforce reductions and product line discontinuations	$-	$-	$(0.2)	$(0.2)
Lubrizol Advanced Materials 2009 plant closures and workforce reductions	-	-	(0.1)	(0.1)
Lubrizol Additives plant closure and workforce reductions	(0.1)	-	-	(0.1)

Total restructuring and impairment credits	$(0.1)	$-	$(0.3)	$(0.4)

Restructuring and impairment credits primarily related to the closure of production facilities from previously announced programs.

We expect to record an additional $7.0 million of restructuring charges in 2010 related to the previously announced closure of a Lubrizol Additives blending, packaging and warehouse facility in Ontario, Canada upon final settlement of the related employee benefit plans.

The components of restructuring and impairment charges during the third quarter of 2009 were as follows:

(In Millions of Dollars)	Asset Impairments	Other Plant Exit Costs	Severance and Benefits	Total

Corporate organizational restructuring	$-	$-	$1.5	$1.5
Long-lived asset impairments	0.5	-	-	0.5
Lubrizol Additives plant closure and workforce reductions	-	0.1	-	0.1
Lubrizol Advanced Materials 2009 plant closures and workforce reductions	3.6	-	-	3.6
Performance coatings 2008 business improvement initiatives	-	-	0.1	0.1

Total restructuring and impairment charges	$4.1	$0.1	$1.6	$5.8

Restructuring charges of $1.5 million related to our organizational restructuring initiated during 2009, which increased operating efficiencies and improved profitability.

Impairment charges of $3.6 million related to our decision to cease manufacturing at two U.S. facilities to improve profitability within the performance coatings and engineered polymers product lines of the Lubrizol Advanced Materials segment. Manufacturing of certain engineered polymers products at one of the closed facilities was transferred to other facilities to improve the utilization of existing assets. The long-lived asset impairment charges represent the excess of the carrying value of the asset groups over their fair value.

Other Expense – net The increase in other expense-net compared with the same quarter last year primarily was due to higher foreign currency transaction losses of $1.8 million.

Interest Expense – net The decrease in interest expense-net compared with the same quarter last year primarily was due to lower interest expense of $1.6 million associated with our reduced debt balances.

Provision for Income Taxes Our effective tax rate of 14.4% decreased from 29.6% in the same quarter last year primarily due to a discrete benefit of $38.6 million relating to our ability to utilize U.S. foreign tax credits rather than deducting foreign taxes paid in our 2004-2007 tax years mainly as a result of our outlook for a higher, sustained level of earnings, particularly in the U.S.

Net Income Attributable to The Lubrizol Corporation Primarily as a result of the above factors, net income attributable to The Lubrizol Corporation increased to $211.8 million ($3.08 per diluted share) compared with $170.5 million ($2.46 per diluted share) in the same quarter last year. Excluding the effect of restructuring and impairment (credits) charges from both quarters, earnings as adjusted increased to $211.5 million ($3.08 per diluted share) compared with $174.4 million ($2.52 per diluted share) in the same quarter last year.

The following table provides a reconciliation of earnings to earnings as adjusted:

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
(In Millions of Dollars Except Per Share Data)	Income Before Income Taxes	Net Income Attributable to Lubrizol	Diluted EPS	Income Before Income Taxes	Net Income Attributable to Lubrizol	Diluted EPS

Earnings	$250.4	$211.8	$3.08	$248.2	$170.5	$2.46
Adjustments:
Restructuring and impairment (credits) charges	(0.4)	(0.3)	-	5.8	3.9	0.06

Earnings as adjusted (Non-GAAP)	$250.0	$211.5	$3.08	$254.0	$174.4	$2.52

Nine Months Ended September 30, 2010 Compared With Nine Months Ended September 30, 2009

	Nine Months Ended September 30,
(In Millions of Dollars Except Per Share Data)	2010	2009	$ Change	% Change

Revenues	$4,100.5	$3,398.0	$702.5	21%
Cost of sales	2,721.7	2,269.7	452.0	20%

Gross profit	1,378.8	1,128.3	250.5	22%

Selling and administrative expenses	338.9	323.3	15.6	5%
Research, testing and development expenses	160.3	153.0	7.3	5%
Amortization of intangible assets	18.7	18.8	(0.1)	(1%)
Restructuring and impairment charges	1.0	27.3	(26.3)	*
Other income - net	(15.5)	(7.7)	(7.8)	101%
Interest expense - net	70.4	77.6	(7.2)	(9%)

Income before income taxes	805.0	536.0	269.0	50%
Provision for income taxes	217.1	160.2	56.9	36%

Net income	587.9	375.8	212.1	56%
Net income attributable to noncontrolling interests	12.4	9.2	3.2	35%

Net income attributable to The Lubrizol Corporation	$575.5	$366.6	$208.9	57%

Basic earnings per share attributable to
The Lubrizol Corporation	$8.46	$5.40	$3.06	57%

Diluted earnings per share attributable to
The Lubrizol Corporation	$8.28	$5.34	$2.94	55%

* Calculation not meaningful

Revenues The increase in revenues compared with the same period in 2009 was due to a 14% increase in volume and a 7% improvement in the combination of price and product mix. The improvement in the combination of price and product mix primarily was due to improved product mix along with the implementation of recent price increases in both segments.

The following table shows the geographic mix of our volume as well as the percentage changes compared with the same period in 2009:

	2010 Volume	2010 vs. 2009 % Change
North America	39%	12%
Europe	27%	15%
Asia-Pacific / Middle East	27%	19%
Latin America	7%	9%

Total	100%	14%

Segment volume variances by geographic zone, as well as the factors explaining the changes in segment revenues compared with the same period in 2009, are contained within the “Segment Analysis” section.

Cost of Sales The increase in cost of sales compared with the same period in 2009 primarily was due to increased volume and a 10% increase in average raw material cost. Total manufacturing expenses increased 3% compared with the same period in 2009 primarily due to the significant increase in production levels mainly resulting from the improvement in sales volume. The increase in manufacturing expenses included a $28.5 million increase in production supplies and services, a $12.6 million increase in salaries and wages attributable to annual merit increases and increased overtime levels and a $9.1 million increase in maintenance costs, largely offset by improved utilization of our manufacturing facilities. We incurred only $16.7 million of unabsorbed manufacturing costs compared with $61.2 million of unabsorbed manufacturing costs in the same period in 2009 due to lower than normal production levels.

Gross Profit Gross profit increased $250.5 million, or 22%, compared with the same period in 2009 primarily due to higher volume, improved price and product mix and increased utilization of our manufacturing facilities, partially offset by higher raw material costs. Accordingly, our gross profit percentage increased to 33.6% compared with 33.2% in the same period in 2009.

Selling and Administrative Expenses Selling and administrative expenses increased $15.6 million, or 5%, compared with the same period in 2009. The increase primarily was due to increased salaries and wages of $8.2 million, increased travel expenses of $4.8 million and higher incentive compensation expense of $1.7 million.

Research, Testing and Development Expenses Research, testing and development expenses increased $7.3 million, or 5%, compared with the same period in 2009 primarily due to higher outside testing expense of $1.6 million and increased travel expenses of $1.0 million.

Restructuring and Impairment Charges The components of restructuring and impairment charges during the nine months ended September 30, 2010, were as follows:

(In Millions of Dollars)	Asset Impairments	Other Plant Exit Costs	Severance and Benefits	Total

Lubrizol Advanced Materials 2010 workforce reductions and product line discontinuations	$-	$0.2	$0.7	$0.9
Lubrizol Advanced Materials 2009 plant closures and workforce reductions	0.1	0.3	(0.3)	0.1
Lubrizol Additives plant closure and workforce reductions	(0.1)	-	-	(0.1)
Corporate organizational restructuring	-	-	0.1	0.1

Total restructuring and impairment charges	$-	$0.5	$0.5	$1.0

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

The components of restructuring and impairment charges during the nine months ended September 30, 2009, were as follows:

(In Millions of Dollars)	Asset Impairments	Other Plant Exit Costs	Severance and Benefits	Total

Corporate organizational restructuring	$-	$-	$15.2	$15.2
Long-lived asset impairments	7.4	-	-	7.4
Lubrizol Additives plant closure and workforce reductions	-	0.3	0.7	1.0
Lubrizol Advanced Materials 2009 plant closures and workforce reductions	3.6	-	-	3.6
Performance coatings 2008 business improvement initiatives	-	-	0.1	0.1

Total restructuring and impairment charges	$11.0	$0.3	$16.0	$27.3

Restructuring charges of $15.2 million related to our organizational restructuring initiated during the first quarter of 2009, which increased operating efficiencies and improved profitability.

Long-lived asset impairments of $11.0 million primarily related to the write-off of preliminary process engineering design work associated with our plan, announced in March 2008, to build a lubricant additives plant in China. Due to lower expected demand caused by the global recession, significant uncertainty arose regarding the timing of the China project and resulted in revisions to the scope and location of the plant. As a result, the recoverability of the asset for preliminary process engineering design work performed was affected adversely and the associated asset was impaired. In addition, to improve segment profitability, we decided to cease manufacturing at two U.S. facilities to improve profitability within the performance coatings and engineered polymers product lines of the Lubrizol Advanced Materials segment. Manufacturing of certain engineered polymers products at one of the closed facilities was transferred to other facilities to improve the utilization of existing assets.

Other Income – net The increase in other income-net compared with the same period in 2009 primarily was due to higher foreign currency transaction gains of $5.6 million.

Interest Expense – net The decrease in interest expense-net compared with the same period in 2009 was due to lower interest expense of $6.9 million associated with our reduced debt balances and the non-recurrence of $1.9 million in expenses associated with our repurchase of the 4.625% notes in the same period in 2009. The decrease in interest expense-net partially was offset by lower interest income of $1.6 million as a result of reduced investment returns.

Provision for Income Taxes Our effective tax rate of 27.0% decreased from 29.9% in the same period in 2009 primarily due to a discrete $38.6 million benefit relating to our ability to utilize U.S. foreign tax credits mainly as a result of our outlook for a higher, sustained level of earnings, particularly in the U.S, partially offset by lower non-taxable foreign currency translation gains associated with international subsidiaries whose functional currency is the U.S. dollar.

Net Income Attributable to The Lubrizol Corporation Primarily as a result of the above factors, net income attributable to The Lubrizol Corporation increased to $575.5 million ($8.28 per diluted share) compared with $366.6 million ($5.34 per diluted share) in the same period in 2009. Excluding the effect of restructuring and impairment charges from both periods, earnings as adjusted increased to $576.1 million ($8.29 per diluted share) compared with $384.6 million ($5.60 per diluted share) in the same period in 2009. The following table provides a reconciliation of earnings to earnings as adjusted:

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
(In Millions of Dollars Except Per Share Data)	Income Before Income Taxes	Net Income Attributable to Lubrizol	Diluted EPS	Income Before Income Taxes	Net Income Attributable to Lubrizol	Diluted EPS

Earnings	$805.0	$575.5	$8.28	$536.0	$366.6	$5.34
Adjustments:
Restructuring and impairment charges	1.0	0.6	0.01	27.3	18.0	0.26

Earnings as adjusted (Non-GAAP)	$806.0	$576.1	$8.29	$563.3	$384.6	$5.60

SEGMENT ANALYSIS

We primarily evaluate performance and allocate resources based on segment operating income as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the product lines included within each segment. Segment operating income will reconcile to consolidated income before income taxes by deducting corporate expenses and corporate other income that are not attributable to the segments, restructuring and impairment (credits) charges and net interest expense.

The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Lubrizol Additives	72%	72%	72%	72%
Lubrizol Advanced Materials	28%	28%	28%	28%

Segment Operating Income:
Lubrizol Additives	81%	81%	81%	83%
Lubrizol Advanced Materials	19%	19%	19%	17%

Lubrizol Additives Segment

	Three Months Ended September 30,			%	Nine Months Ended September 30,			%
(In Millions of Dollars)	2010	2009	$ Change	Change	2010	2009	$ Change	Change
Revenues	$989.6	$914.5	$75.1	8%	$2,946.0	$2,445.1	$500.9	20%
Gross profit	330.7	335.4	(4.7)	(1%)	1,003.1	816.6	186.5	23%
STAR Expenses	83.8	80.6	3.2	4%	240.7	223.0	17.7	8%
Segment operating income	247.9	256.5	(8.6)	(3%)	765.8	596.4	169.4	28%

Three Months Ended September 30, 2010 Compared With Three Months Ended September 30, 2009

Revenues The increase in revenues compared with the same quarter last year was due to a 12% improvement in the combination of price and product mix, partially offset by a 2% decrease in volume and a 2% unfavorable currency impact. The implementation of recent price increases and the recovery in our driveline and industrial additives product line, which improved product mix, primarily led to the improvement in the combination of price and product mix.

The following table shows the geographic mix of our volume as well as the percentage changes compared with the same quarter last year:

	2010 Volume	2010 vs. 2009 % Change
North America	31%	(2%)
Europe	33%	7%
Asia-Pacific / Middle East	27%	(12%)
Latin America	9%	4%

Total	100%	(2%)

Volume decreased compared with the same quarter last year primarily due to a decline in the Asia-Pacific / Middle East market that was a result of unfavorable customer order patterns and the non-recurrence of temporary business gains from a competitor’s supply difficulties in 2009. Volume declined in North America due to unfavorable customer order patterns. Volume increased in Europe and Latin America due to stronger demand as a result of improved economic conditions. Volume increased 22% in our driveline and industrial additives product line compared with the same quarter last year due to stronger demand as a result of improved global economic conditions. Volume decreased 8% in our engine additives product line compared with the same quarter last year primarily due to lower demand in the Asia-Pacific / Middle East market.

Gross Profit Gross profit decreased $4.7 million, or 1%, compared with the same quarter last year. The decrease primarily related to higher raw material costs, lower volume and an unfavorable currency impact, partially offset by improved price and product mix. Average raw material cost increased 19% compared with the same quarter last year. Our average raw material cost has increased steadily beginning in the second half of 2009 primarily due to tight supply conditions for some of our raw materials, but we anticipate that costs will stabilize during the remainder of 2010. In response to the rise in raw material costs, we implemented several price increases throughout 2010. Total manufacturing costs increased compared with the same quarter last year primarily due to the non-recurrence of a $6.2 million insurance recovery for previously incurred environmental remediation costs, partially offset by a favorable currency impact.

Primarily as a result of raw material costs rising more quickly than our selling prices, our gross profit percentage decreased to 33.4% from 36.7% in the same quarter last year. Sequentially, our gross profit percentage decreased from 34.4% in the second quarter of 2010.

Selling, Testing, Administrative and Research (STAR) Expenses STAR expenses increased 4% compared with the same quarter last year primarily as a result of increased salaries and benefits attributable to annual merit increases and additional resources being added in our Asia-Pacific region, along with higher travel expenses.

Segment Operating Income Segment operating income decreased 3% compared with the same quarter last year primarily due to the factors discussed above.

Nine Months Ended September 30, 2010 Compared With Nine Months Ended September 30, 2009

Revenues The increase in revenues compared with the same period in 2009 was due to a 13% increase in volume and a 7% improvement in the combination of price and product mix. The recovery in our driveline and industrial additives product line, which improved product mix, and the implementation of price increases primarily led to the improvement in the combination of price and product mix.

The following table shows the geographic mix of our volume as well as the percentage changes compared with the same period in 2009:

	2010 Volume	2010 vs. 2009 % Change
North America	32%	11%
Europe	31%	15%
Asia-Pacific / Middle East	29%	15%
Latin America	8%	10%

Total	100%	13%

Volume increased substantially across all geographic zones and product lines in comparison with the same period in 2009, which was impacted severely by the global recession and destocking of customers’ inventories. Volume increased 31% in our driveline and industrial additives product line and 8% in our engine additives product line compared with the same period in 2009. The volume improvement was more pronounced in our driveline and industrial additives product line as it was affected more severely during 2009 than our engine additives product line.

Gross Profit Gross profit increased $186.5 million, or 23%, compared with the same period in 2009. The increase primarily related to higher volume and improved price and product mix, partially offset by higher raw material costs. Average raw material cost increased 10% compared with the same period in 2009. Total manufacturing costs increased 2% compared with the same period in 2009 primarily due to increased production supplies and services, salaries and wages attributable to annual merit increases and maintenance costs, along with the non-recurrence of a $6.2 million insurance recovery for previously incurred environmental remediation costs, largely offset by improved utilization of our manufacturing facilities. We incurred only $5.5 million of unabsorbed manufacturing costs compared with $41.3 million of unabsorbed manufacturing costs in the same period in 2009 due to lower than normal production levels. Cost of sales during the same period in 2009 also included charges of $6.3 million associated with a liquidation of LIFO inventory quantities. Accordingly, our gross profit percentage increased to 34.0% from 33.4% in the same period in 2009.

Selling, Testing, Administrative and Research (STAR) Expenses STAR expenses increased 8% compared with the same period in 2009 primarily as a result of increased salaries and benefits attributable to annual merit increases and higher travel and outside testing expenses.

Segment Operating Income Segment operating income increased 28% compared with the same period in 2009 primarily due to the factors discussed above.

Lubrizol Advanced Materials Segment

	Three Months Ended September 30,			%	Nine Months Ended September 30,			%
(In Millions of Dollars)	2010	2009	$ Change	Change	2010	2009	$ Change	Change
Revenues	$394.2	$360.1	$34.1	9%	$1,154.5	$952.9	$201.6	21%
Gross profit	123.8	125.2	(1.4)	(1%)	375.7	311.7	64.0	21%
STAR Expenses	61.1	60.2	0.9	1%	182.0	176.8	5.2	3%
Segment operating income	59.1	60.5	(1.4)	(2%)	182.2	122.6	59.6	49%

Three Months Ended September 30, 2010 Compared With Three Months Ended September 30, 2009

Revenues The increase in revenues compared with the same quarter last year was due to a 7% increase in volume and a 4% improvement in the combination of price and product mix, partially offset by a 2% unfavorable currency impact. The implementation of recent price increases and the recovery in our Estane engineered polymers business, which improved product mix, primarily led to the improvement in the combination of price and product mix.

The following table shows the geographic mix of our volume as well as the percentage changes compared with the same quarter last year:

	2010 Volume	2010 vs. 2009 % Change
North America	60%	6%
Europe	15%	9%
Asia-Pacific / Middle East	22%	16%
Latin America	3%	(19%)

Total	100%	7%

Volume increased in all geographic zones, except Latin America, in comparison with the same quarter last year, which was impacted by the global recession. Volume increased due to stronger demand as a result of improving global economic conditions that began in the second half of 2009. The increase in our Asia-Pacific / Middle East market primarily was due to strong customer demand, particularly in India and China. Excluding a low-margin contract manufacturing arrangement that we exited at the end of 2009, volume in Latin America was level with the same quarter last year. Volume increased 15% in our engineered polymers product line and 9% in our performance coatings product line compared with the same quarter last year. Volume decreased 3% in our Noveon consumer specialties product line compared with the same quarter last year primarily due to the decline in Latin America.

Gross Profit Gross profit decreased $1.4 million, or 1%, compared with the same quarter last year. The decrease primarily related to higher raw material costs, partially offset by higher volume. Average raw material cost increased 15%, which includes $6.6 million of incremental costs due to tight supply conditions for some of our raw materials, compared with the same quarter last year. Our average raw material cost has increased steadily beginning in the second half of 2009 primarily due to tight supply conditions, but we anticipate that costs will stabilize during the remainder of 2010. In response, all product lines have implemented multiple price increases throughout the year to offset higher raw material costs. Total manufacturing costs decreased 3% compared with the same quarter last year primarily due to a favorable currency impact.

Primarily as a result of raw material costs rising more quickly than our selling prices, our gross profit percentage decreased to 31.4% compared with 34.8% in the same quarter last year. Sequentially, our gross profit percentage decreased from 32.2% in the second quarter of 2010.

Selling, Testing, Administrative and Research (STAR) Expenses STAR expenses increased 1% compared with the same period in 2009 primarily as a result of increased salaries and benefits attributable to annual merit increases.

Segment Operating Income Segment operating income decreased 2% compared with the same quarter last year primarily due to the factors discussed above.

Nine Months Ended September 30, 2010 Compared With Nine Months Ended September 30, 2009

Revenues The increase in revenues compared with the same period in 2009 was due to an 18% increase in volume and a 3% improvement in the combination of price and product mix. The recovery in our Estane engineered polymers business and Noveon consumer specialties product line, both of which improved product mix, and the implementation of price increases primarily led to the improvement in the combination of price and product mix.

The following table shows the geographic mix of our volume as well as the percentage changes compared with the same period in 2009:

	2010 Volume	2010 vs. 2009 % Change
North America	61%	13%
Europe	15%	16%
Asia-Pacific / Middle East	21%	39%
Latin America	3%	-

Total	100%	18%

Volume increased across all geographic zones, except Latin America, and product lines in comparison with the same period in 2009, which was impacted by the global recession. Volume increased 29% in our engineered polymers product line, 14% in our performance coatings product line and 11% in our Noveon consumer specialties product line compared with the same period in 2009.

Gross Profit Gross profit increased $64.0 million, or 21%, compared with the same period in 2009. The increase primarily related to higher volume, partially offset by higher raw material and manufacturing costs. Average raw material cost increased 10% compared with the same period in 2009. Total manufacturing costs increased 5% compared with the same period in 2009 primarily due to increased production supplies and services and salaries and wages attributable to annual merit increases, partially offset by improved utilization of our manufacturing facilities. We incurred only $11.2 million of unabsorbed manufacturing costs compared with $19.9 million of unabsorbed manufacturing costs in the same period in 2009 due to lower than normal production levels. Our gross profit percentage of 32.5% was comparable with our gross profit percentage of 32.7% in the same period in 2009.

Selling, Testing, Administrative and Research (STAR) Expenses STAR expenses increased 3% compared with the same period in 2009 primarily as a result of increased salaries and benefits attributable to annual merit increases.

Segment Operating Income Segment operating income increased 49% compared with the same period in 2009 primarily due to the factors discussed above.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows

The following table summarizes the major components of cash flow:

	Nine Months Ended September 30,
(In Millions of Dollars)	2010	2009
Cash provided by (used for):
Operating activities	$440.8	$734.1
Investing activities	(104.2)	(102.3)
Financing activities	(402.1)	298.2
Effect of exchange rate changes on cash	(7.3)	11.2

Net (decrease) increase in cash and cash equivalents	$(72.8)	$941.2

Operating Activities

The decrease in cash provided by operating activities compared with the same period in 2009 primarily was attributable to higher working capital and a $29.2 million lump-sum payment made to secure land-use rights for our new additives facility in China, partially offset by the improvement in our earnings. Cash flow from receivables decreased by $106.1 million due to an increase in sales in 2010 as compared with the same period in 2009 and the recognition of an income tax receivable associated with utilizing foreign tax credits. Cash flow from inventories decreased by $347.3 million due to our successful initiative to reduce inventories in 2009, higher raw material costs in 2010 and our strategic decision to increase our safety stocks in 2010 to ensure greater security of supply. Cash flow from accounts payable and other current liabilities decreased by $18.0 million primarily due to the timing of estimated income tax payments.

We manage inventories and receivables on the basis of average days sales in inventory and average days sales in receivables. Our average days sales in receivables decreased to 46.4 days during the nine months ended September 30, 2010, from 47.9 days for the year ended December 31, 2009. Our average days sales in inventory decreased to 79.4 days during the nine months ended September 30, 2010, from 87.0 days for the year ended December 31, 2009.

Investing Activities

Cash used for investing activities increased primarily due to higher capital expenditures of $1.6 million compared with the same period in 2009. Capital expenditures for both segments primarily were made to maintain existing manufacturing capacity and plant infrastructure. In 2010, we estimate that annual capital expenditures will be approximately $170.0 million primarily due to our plans to commence construction of a new additives facility in China as well as modernization of our plant infrastructure.

Financing Activities

Cash used for financing activities of $402.1 million primarily consisted of $326.0 million to repurchase approximately 3.7 million of our common shares, $70.1 million to pay dividends and $46.0 million mainly to repay the balance outstanding under the euro revolving credit facility. Cash used for financing activities partially was offset by a $20.0 million grant received from the Chinese government to be used exclusively for the construction and development activities of our new additives facility in China.

Cash provided by financing activities of $298.2 million during the same period in 2009 primarily consisted of the net proceeds received from the issuance of 8.875% notes due 2019 and the $150.0 million term loan, partially offset by the repayment of $177.0 million of 4.625% notes and the balances outstanding under the revolving credit facilities, and the payment of dividends.

Capitalization, Liquidity and Credit Facilities

At September 30, 2010, our total debt outstanding of $1,356.4 million consisted of 89% fixed-rate debt and 11% variable-rate debt, including $150.0 million of fixed-rate debt swapped for a variable rate. Our weighted-average interest rate at September 30, 2010, was approximately 7.1%.

Our net debt as a percent of capitalization at September 30, 2010, was 16%. Net debt represents total short-term and long-term debt, excluding unrealized gains and losses on derivative instruments designated as fair value hedges of fixed-rate debt, reduced by cash and cash equivalents. Capitalization is calculated as total equity plus net debt. Total debt as a percent of capitalization was 37% at September 30, 2010.

Our ratio of current assets to current liabilities was 3.6 at September 30, 2010.

In July 2010, we entered into a five-year, unsecured $500.0 million revolving credit facility expiring in July 2015. In conjunction with this new facility, we terminated the $350.0 million revolving credit facility that would have expired in September 2011. This new facility permits us to borrow at variable rates based upon LIBOR or the lenders’ base rate, as defined in the credit agreement, plus a specified spread. The spread is dependent on our long-term unsecured senior debt rating from Standard and Poor’s and Moody’s Investors Service. We may request an increase of $25.0 million or more to the facility amount once each year, up to an aggregate maximum of $750.0 million, subject to approval by the lenders. At September 30, 2010, we had no borrowings outstanding under this facility.

The €150.0 million revolving credit facility, which expires in July 2012, allows us to borrow at variable rates based on EURIBOR for euro borrowings or LIBOR for dollar or pound sterling borrowings plus a specified credit spread. We may elect to increase the euro facility amount once each year in increments of €10.0 million, up to an aggregate maximum of €200.0 million, subject to approval by the lenders. At September 30, 2010, we had no borrowings outstanding under this facility.

Under the U.S. and euro bank credit agreements, we are required to comply with financial ratios of debt to Consolidated EBITDA and Consolidated EBITDA to interest expense. As defined in the credit agreements, Consolidated EBITDA represents consolidated earnings before interest, income taxes, depreciation and amortization, extraordinary, unusual or non-recurring non-cash gains or losses, including the sale of property and equipment and goodwill impairments, and non-cash gains or losses from less than wholly owned subsidiaries and investments. The credit agreements require that the ratio of debt to Consolidated EBITDA be less than 3.5:1 and the ratio of Consolidated EBITDA to interest expense be greater than 3.5:1. At September 30, 2010, we maintained a ratio of debt to Consolidated EBITDA of 1.1:1 and a ratio of Consolidated EBITDA to interest expense of 12.1:1.

On June 29, 2010, our board of directors authorized a 5.0 million share increase in our share repurchase program. When combined with the shares available under the existing repurchase program, this increase permits us to repurchase approximately 7.2 million of our common shares. Through this program, we expect to make purchases from time to time either in the open market or through private transactions. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect the program will be completed by mid-2012.

We believe that our cash flow from operations, borrowing capacity under the credit facilities and our current cash and cash equivalents provide sufficient liquidity to maintain our current operations and capital expenditure requirements, pay dividends, repurchase shares, pursue acquisitions and service our debt.

Contractual Cash Obligations

There were no material changes in contractual obligations from December 31, 2009 to September 30, 2010.

Our debt level will require us to dedicate a portion of our cash flow to make interest and principal payments, thereby reducing the availability of our cash for acquisitions or other purposes. Nevertheless, we believe our future operating cash flow will be sufficient to cover debt service, capital expenditures, dividends, share repurchases and other obligations, and we have untapped borrowing capacity that can provide us with additional financial resources. We currently have a shelf registration statement filed with the Securities and Exchange Commission (SEC) pursuant to which debt securities, preferred or common shares, and warrants may be issued. In addition, at September 30, 2010, we maintained a balance of cash and cash equivalents of $918.2 million and had $500.0 million available under the U.S. revolving credit facility and €150.0 million (approximately $202.1 million) available under the euro revolving credit facility.

Off-Balance Sheet Arrangements

At September 30, 2010, we had $17.9 million of contingent obligations under standby letters of credit issued in the ordinary course of business to financial institutions, customers and insurance companies to secure short-term support for a variety of commercial transactions, insurance and benefit programs.

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

•

Our success at continuing to develop, safeguard and benefit from, proprietary technology to meet or exceed new industry performance standards and to create new products to meet changing customer expectations.

•	The extent to which we are successful in expanding our business in new and existing markets and identifying, understanding and managing the risks inherent in those markets.

•	Our ability to continue to maximize efficiencies in our procurement and manufacturing processes and manage our cost structure.

•

The risks of conducting business in various countries, including general economic conditions, inflation and foreign currency exchange rates, foreign investment and repatriation restrictions, legal, environmental and other regulatory constraints and other social and political factors.

•	Our ability to identify, finance, complete and integrate acquisitions for profitable growth and operating efficiencies.

•

The potential disruption or interruption of our or our suppliers’ production facilities due to accidents, terrorism, political events, civil unrest, or weather-related disruptions to facilities located near the U.S. Gulf Coast.

•	The potential disruption to our business from our inability to maintain our common information systems platform.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2010, there were no material changes in our market risk exposure. For a discussion of our market risks associated with interest rates, foreign currencies and commodities, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.  Controls and Procedures

At the end of the period covered by this quarterly report (September 30, 2010), we carried out an evaluation, under the supervision and with the participation of the company’s management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the end of such period, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting identified in the evaluation described in the preceding paragraph that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On August 4, 2010, we issued 567 common shares, exempt from registration under Regulation S of the Securities Act of 1933, as amended, pursuant to various employee benefit plans sponsored by a wholly owned foreign subsidiary.

(b)	Not applicable.

(c)	The following table provides information regarding our purchases of Lubrizol common shares, on a settlement date basis, during the quarter.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Month #1 (Jul. 1, 2010 through Jul. 31, 2010)	-	N/A	-	7,180,918
Month #2 (Aug. 1, 2010 through Aug. 31, 2010)	1,040,482	$92.70	1,040,482	6,140,436
Month #3 (Sep. 1, 2010 through Sep. 30, 2010)	1,064,518	$97.69	1,064,518	5,075,918

Total	2,105,000		2,105,000	5,075,918

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

THE LUBRIZOL CORPORATION

/s/ W. Scott Emerick
W. Scott Emerick
Principal Accounting Officer and Duly Authorized
Signatory of The Lubrizol Corporation

Date: November 5, 2010

Exhibit Index

3.1	Second Amended and Restated Articles of Incorporation of The Lubrizol Corporation, effective as of May 6, 2009 (incorporated by reference to Exhibit 3.1 to the company’s quarterly report on Form 10-Q filed with the SEC on May 8, 2009).

3.2	Second Amended and Restated Regulations of The Lubrizol Corporation, effective as of June 23, 2009 (incorporated by reference to Exhibit 3.1 to the company’s current report on Form 8-K filed with the SEC on June 24, 2009).

10.1	Credit Agreement, dated as of July 19, 2010, among The Lubrizol Corporation, the Initial Lenders named therein, Citicorp Global Markets Inc. and KeyBank National Association, as co-lead arrangers and co-bookrunners, KeyBank National Association and The Royal Bank of Scotland PLC, as co-syndication agents, Deutsche Bank AG New York Branch and JPMorgan Chase Bank, N.A., as co-documentation agents, and Citibank, N.A., as agent (incorporated by reference to Exhibit 10.1 to the company’s current report on Form 8-K filed with the SEC on July 22, 2010).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates management contract or compensatory plan or arrangement.

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.