Form 10-K
period 2010-12-31
LUBRIZOL Corp
filed 2011-02-25
CIK 60751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☑

Aggregate market value (on basis of closing sale price) of voting stock held by nonaffiliates as of June 30, 2010: $5,400,037,840.

Number of the registrant’s Common Shares, without par value, outstanding as of February 11, 2011: 64,076,941.

Documents Incorporated by Reference

Portions of the proxy statement for the 2011 Annual Meeting of Shareholders (Incorporated into Part III of this Form 10-K)

PART I

ITEM 1. BUSINESS

References to “Lubrizol,” the “company,” “we,” “us” or “our” refer to The Lubrizol Corporation and its subsidiaries, except where the context makes clear that the reference is to The Lubrizol Corporation itself and not to its subsidiaries.

OVERVIEW

The Lubrizol Corporation was founded in 1928. We are an innovative specialty chemical company with consolidated revenue of $5,417.8 million for the year ended December 31, 2010. We supply technologies and produce additives, ingredients, resins and compounds that improve the quality, value and performance, and minimize the environmental impact of our customers’ products in the global transportation, industrial and consumer markets. Our business is founded on technological leadership; innovation provides opportunities for us in growth markets as well as advantages over our competitors. From a base of approximately 1,600 patents, we use our product development and formulation expertise to sustain our leading market positions and fuel our future growth.

Our products are used in a broad range of applications and are sold into relatively stable markets such as those for engine oils, specialty driveline lubricants and metalworking fluids, as well as higher-growth markets such as those for personal care and over-the-counter pharmaceutical products, performance coatings, medical products and compressor lubricants. Our specialty chemical products also are used in a variety of industries, including the construction, sporting goods, medical products and automotive industries.

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

We are diverse geographically, with an extensive global manufacturing, supply chain, technical and commercial infrastructure. We believe that our customers recognize and value our ability to provide customized, high quality, cost-effective performance formulations and solutions worldwide, and that our customers highly value our global supply chain capabilities. At December 31, 2010, through the efforts of approximately 6,900 employees, we operated facilities in 27 countries, including production facilities in 17 countries and laboratories in 14 countries, in key regions around the world. We sell our products in more than 100 countries and derived our 2010 consolidated revenues from each geographic region as follows:

% of Revenues

North America	35%
Europe	29%
Asia-Pacific / Middle East	28%
Latin America	8%

Our principal executive offices are located at 29400 Lakeland Boulevard, Wickliffe, Ohio 44092-2298. Our telephone number is 440-943-4200. Our web address is www.lubrizol.com. Information contained on our website does not constitute part of this annual report on Form 10-K. As soon as reasonably practicable after we electronically file or furnish the material with the Securities and Exchange Commission (SEC), we make available free of charge on our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K as well as any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

ACQUISITIONS

On January 21, 2011, we acquired the Performance Products Group of Nalco Company, a supplier of value-added specialty polymers and formulation additives marketed to the global personal care and household care industries, for approximately $164.2 million in cash. The agreement includes all Nalco personal care dedicated technology, know-how, trade names and customer lists, as well as royalty-free access to the use of technology and intellectual property currently shared with other Nalco businesses.

On December 31, 2008, we completed the acquisition of the commercial, production and research and development assets of the thermoplastic polyurethane business of The Dow Chemical Company for approximately $59.9 million. The assets acquired included technology, trade names, customer lists and manufacturing know-how. We also acquired a manufacturing facility, including equipment and inventory, in La Porte, Texas.

On October 10, 2008, we completed the acquisition of the thermoplastic polyurethane business of SK Chemicals Co., Ltd. for approximately $5.0 million, of which $2.5 million was paid in 2010. The assets acquired included equipment, technology, customer lists and manufacturing know-how.

THE LUBRIZOL CORPORATION	1

BUSINESS SEGMENTS

The Lubrizol Additives segment represented approximately 72% of our 2010 consolidated revenues and is comprised of two product lines: (i) engine additives and (ii) driveline and industrial additives. The Lubrizol Advanced Materials segment represented approximately 28% of our 2010 consolidated revenues and is comprised of three product lines: (i) engineered polymers, (ii) Noveon® consumer specialties and (iii) performance coatings. Additional financial information about our segments is contained in Note 3 to our consolidated financial statements. The following table shows the product lines and products within each of our business segments.

Lubrizol Additives Segment

Engine Additives
•Passenger Car Motor Oils
•Heavy-duty Diesel Engine Oils
•Marine Diesel Engine Oils
•Viscosity Modifiers
•Fuel, Refinery and Oilfield Products
•Stationary Natural Gas Engine Oils
•Motorcycle Engine Oils
•Power Tool Engine Oils
•Recreational Equipment Engine Oils

Driveline and Industrial Additives
•Automatic Transmission Fluids
•Gear Oils
•Farm Tractor Fluids
•Hydraulic Fluids
•Grease Additives
•Metalworking Fluids
•Compressor Lubricants
•Industrial Gear Oils
•Viscosity Modifiers
•AMPS® Monomers
•ADEX™ Emulsifiers for Explosives

Lubrizol Advanced Materials Segment

Engineered Polymers
•Estane Engineered Polymers
•TempRite Engineered Polymers

Noveon Consumer Specialties
•Personal and Home Care
•Pharmaceuticals and Food Additives

Performance Coatings
•Graphic Arts
•Paints, Coatings and Adhesives
•Engineered Substrates

Lubrizol Additives Segment

The Lubrizol Additives segment pioneered the development of lubricant additives more than 80 years ago and is the leading global supplier of additives for transportation and industrial lubricants. For the year ended December 31, 2010, the Lubrizol Additives segment generated revenues of $3,884.3 million and segment operating income of $971.2 million.

We are recognized by our customers for innovative technology, broad product offerings and high-quality products. Our customers rely upon our products to improve the performance and lifespan of critical components, such as engines, transmissions and gear drives for cars, motorcycles, trucks, buses, off-highway equipment, marine engines and industrial applications.

Our products provide value to our customers and are designed to increase cost-effectiveness by reducing friction and heat, resisting oxidation, minimizing deposit formation and preventing corrosion and wear. Through our internal research, development and testing programs, we have the capability to invent and develop a broad range of proprietary chemical components. We formulate proprietary additive packages by combining these different components to create unique products targeting specific customer problems. Key elements of our additive packages include:

•	antioxidants that retard oil thickening;

•	anti-wear agents that prevent metal-to-metal contact of surfaces;

•	corrosion inhibitors that prevent rust;

•	detergents that prevent deposit build-up;

•	dispersants that protect equipment by suspending contaminant particles;

2	THE LUBRIZOL CORPORATION

•	friction modifiers that control friction at surfaces;

•	polymer-based viscosity modifiers that allow lubricants to operate over broad temperature ranges; and

•	pour point depressants that control low temperature fluid thickening.

Our products are essential to the performance of the finished lubricant, yet represent a relatively small portion of its volume. The majority of our products are designed to meet an industry standard or customer specification. For example, we work with customers to develop additive packages that, in combination with the customers’ proprietary base oil, meet performance standards and the customers’ marketing objectives to differentiate its lubricant. Extensive testing is conducted in our world-class laboratories, global mechanical testing facilities and in the field to determine additive performance under actual operating conditions. With this testing, we provide proof of performance, which enables our customers to label and certify the lubricant as meeting the exact performance specifications required by the industry.

Engine Additives  Our engine additives hold a leading global position for a wide range of additives for lubricating engine oils, such as for gasoline, diesel, marine and stationary gas engines, and in 2010, generated total revenues of $2,496.6 million. Our engine additives provide performance properties to lubricants that enhance fuel economy, extend equipment life and lower vehicle emissions. We also produce additives for fuels, refinery and oilfield chemicals to eliminate deposits and provide fuel system cleanliness, prevent wear and corrosion, enhance fuel economy, improve combustion properties of fuel and improve flow characteristics for crudes and refined products. In addition, this product line sells additive components and viscosity modifiers and provides outsourcing services for supply chain and knowledge center management. Our customers, which include major global and regional oil companies, refineries and specialized lubricant producers and marketers, blend our additive products with their base oil and distribute the finished lubricant to end-users via retail, commercial or vehicle original equipment manufacturer (OEM) channels.

Driveline and Industrial Additives  We are a global supplier of driveline and industrial additive products for use in driveline and industrial applications. This product line also sells viscosity modifiers and provides outsourcing services for supply chain and knowledge center management. In 2010, our driveline and industrial additives products generated total revenues of $1,387.7 million.

Driveline Additives  Our driveline additives primarily are used in driveline oils, such as automatic transmission fluids, gear oils and farm tractor lubricants. They provide multiple and complex performance properties to reduce friction in order to prevent wear of gears, transmissions and farm tractor components. Relative to engine additives, specialty driveline additives are more complex formulations that enhance formulation value and have longer product life cycles. We sell our products to major global and regional oil companies, specialized lubricant producers and marketers. Our customers use our products to blend with their lubricant fluids and distribute the finished lubricant to end-users via retail, commercial or vehicle OEM channels. The driveline additives industry is characterized by well-established product offerings that meet OEM specifications and carry OEM approvals.

Industrial Additives  Our industrial additives primarily are used in hydraulic lubricants, metalworking fluids, industrial gear oils and greases, as well as in compressor lubricants that meet the lubricant performance requirements of the industrial equipment in which they are used. We sell our products to major global and regional oil companies, compressor manufacturers, specialized lubricant producers and marketers. Our customers blend our additives with their fluid products and distribute the finished lubricant to end-users via retail, commercial or OEM channels. Included in this product line are ADEX emulsifiers that are designed to combine water and oil for use in producing civil explosives, and AMPS monomers, which are designed to manufacture high performance water soluble polymers. The primary applications of these high performance polymers are flocculants in water treatment applications and lubricity aids in oil well drilling. Because our industrial additives are sold to industrial end-markets, they are exposed to economic cycles more than other products within the Lubrizol Additives segment.

Lubrizol Advanced Materials Segment

The Lubrizol Advanced Materials segment represents a diverse portfolio of performance chemicals used in specialty plastics and industrial applications, consumer goods, such as ingredients for personal care and pharmaceutical products, and emulsions and additives for coatings and inks. For the year ended December 31, 2010, the Lubrizol Advanced Materials segment generated revenues of $1,533.5 million and segment operating income of $227.5 million.

Engineered Polymers  We are a leading global supplier of engineered polymer resins and compounds sold under several trademarks, including Estane and TempRite engineered polymers. In 2010, the engineered polymers product line generated total revenues of $628.6 million.

Estane Engineered Polymers  The Estane engineered polymers business develops and markets thermoplastic elastomer resins, engineered polymer compounds, sheet and tubing for attractive end-uses that require high performance functionality such as abrasion

THE LUBRIZOL CORPORATION	3

resistance, clarity, breathability, barrier capability, low-temperature flexibility, biocompatibility, elasticity, electrical conductivity and weather resistance. The Estane business has developed and markets the broadest range of high performance thermoplastic polyurethane (TPU) products and offers alternatives to competitive materials from flexible rubber to metal. The Estane brands include Pellethane®, Tecoflex® and Carbothane® specifically used in the health care industry for implantables, medical devices, surgical instruments and drug delivery. The unique characteristics of these materials offer performance for the designer/manufacturer, precision for the surgeon and comfort for the patient. Estane polymer is a highly versatile thermoplastic that is attractive for a broad range of end-uses, including film and sheet for various coating processes, wire and cable jacketing, sports and recreation, pneumatic tubing, molded parts and adhesives. The Estane business has developed highly versatile materials that can be processed into non-wovens and fibers that offer very distinct and appealing feel to performance apparel. Reinforced products marketed under Isoplast® and Estaloc® offer functional properties of traditional TPU, yet are reinforced for higher stiffness to provide the strength, dimensional stability and impact resistance required to withstand a variety of tough applications and harsh environments at seven times lighter weight than steel. Applications include automotive trim, sporting goods, agricultural equipment, and medical products along with general industrial and mechanical applications. We also market Stat-Rite® conductive polymers that are static dissipative materials, which are used in a variety of applications such as packaging for sensitive electronic components and various clean room applications.

TempRite Engineered Polymers  TempRite is a technologically advanced heat, fire and chemical resistant polymer that we developed to serve technically demanding applications not well served by traditional polyvinyl chloride (PVC) and other commodity plastics. TempRite polymer is sold to customers who produce plastic piping for residential and commercial plumbing, fire sprinkler systems and industrial piping applications. TempRite piping has inherent advantages over copper and other metals due to its heat and corrosion resistance, increased insulation properties, mold resistance, ease of installation and lower installed cost. We market our branded TempRite polymer products for specific applications, including: FlowGuard® and FlowGuard Gold® for residential and commercial plumbing, FlowGuard® Bendable for water service and solar heating, BlazeMaster® for fire sprinkler systems, and Corzan® for industrial and commercial piping. We market these products directly to builders, contractors, plumbers, architects, engineers and building owners.

Noveon Consumer Specialties  Noveon consumer specialties is the leading supplier of synthetic rheology modifiers used in personal care, home care and pharmaceutical applications. The consumer specialties portfolio includes a variety of innovative technologies designed to improve product functionality as well as the physical and tactile appeal of products in the personal care, home care and pharmaceutical industries. These specialty ingredients are used in consumer goods such as shampoos, body washes, liquid hand soaps and hand sanitizers, skin care creams and lotions, hair conditioners and styling treatments and in-home care products for surface and fabric care. In the pharmaceutical segment, these technologies are used in dental care and topical applications and in prescription and over-the-counter medications in liquid suspension and solid dose forms. In 2010, products in Noveon consumer specialties generated total revenues of $456.0 million.

The consumer specialties product line is comprised of Carbopol polymers, which improve product flow, appearance, tactile appeal and shelf stability in a wide variety of consumer applications; Fixate® polymers, which provide humidity-resistant holding power in styling products; Schercemol™ emollient esters, which enhance the elegance and sensory appeal of skin color cosmetic products; and naturally derived Glucamate® thickeners and emulsifiers, which enhance the mildness and appeal of skin cleansing and baby care products. The portfolio also contains other naturally-derived technologies such as cassia gum, a natural hydrocolloid, which improves product texture and yield in food applications, and cationic cassia derivatives, which are designed to improve the condition and appearance of hair.

Performance Coatings  The performance coatings product line is a leading supplier of specialty resins, polymers and additives for coatings and related industries. We offer a wide range of products including high-performance polymers and additives for specialty paper, inks and graphic arts, and paint and textile coating applications, and we are able to formulate and compound polymer emulsions to create customized solutions to meet the specific needs of our customers. In 2010, our performance coatings products generated total revenues of $448.9 million.

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

4	THE LUBRIZOL CORPORATION

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

COMPETITION

We believe that our Lubrizol Additives segment is the leading supplier of performance additives for lubricants to the petroleum industry based on volume sold. Our Lubrizol Additives segment is highly competitive in terms of technology development, product performance, customer service and price. Our principal competitors, both in the United States (U.S.) and overseas, are: Infineum, a joint venture of ExxonMobil Corporation and Shell Oil Company; Chevron Oronite Company, a subsidiary of Chevron Corporation; and Afton Chemical Corporation, a subsidiary of NewMarket Corporation. Infineum and Chevron Oronite Company produce lubricant and fuel additives for use by their parent companies and also sell additives to other third parties.

Our Lubrizol Advanced Materials segment faces a variety of competitors in each of its product lines. The advanced materials industry is highly fragmented. Individual products or service offerings compete on a global, regional and local level due to the nature of the businesses and products, as well as the applications and customers served. The following table sets forth the principal competitors of the Lubrizol Advanced Materials segment by product line:

Product Line	Principal Competitors

Engineered polymers	Arkema, BASF, Bayer, COIM, Georgia Gulf, Huntsman, Kaneka, Merquinsa, Sekisui Chemical, Yantai Wanhua

Noveon consumer specialties	BASF, Croda, Dow Chemical, Evonik (Degussa Goldschmidt), ISP, NK Chemicals, Rhodia, SNF, Stepan, Sumitomo Seika, 3V Sigma, Vinati

Performance coatings	BASF, Bayer, Byk, Clariant, Cytec, Dow Chemical, DSM, Eastman, Hexion, Michelman, Micro Powders, OMNOVA, Parachem, Reichhold, Tego

SALES AND MARKETING

We primarily market lubricant and fuel additives products worldwide through our direct sales organization. In addition, we use sales agents and distributors where necessary. Our additives customers principally consist of major global and regional oil companies and are located in more than 100 countries. Some of our largest customers also may be suppliers to us. Our 10 largest customers, most of which are global oil companies, accounted for approximately 39% of our consolidated revenues in 2010. In 2010, no single customer accounted for more than 10% of consolidated revenues.

THE LUBRIZOL CORPORATION	5

In order to maximize our understanding of customer needs as well as emerging trends, our sales and marketing activities for our advanced materials products are organized by end-use applications. Each team includes representatives from sales, marketing and research and development. The sales and marketing staff for both of our segments are oriented technically and work closely with customers to develop products and formulations that deliver the desired product attributes. Some of our laboratories are equipped with small-scale equipment that replicates our customers’ processing capabilities, ensuring that our solutions are implemented easily and efficiently at our customers’ facilities.

PATENTS AND TRADEMARKS

We own approximately 1,600 patents worldwide relating to our products and manufacturing processes. Although these domestic and foreign patents expire from time to time, we apply for and obtain patent protection for new products on an ongoing basis. We also have a substantial number of trademarks and trademark registrations in the U.S. and in other countries. We believe that our patents and trademarks are important assets for both of our business segments. However, we do not regard our business as being dependent materially upon any single, or group of related, patent(s) or trademark(s).

RESEARCH, DEVELOPMENT AND TECHNOLOGY

Technology leadership in design and formulation of additives and specialty chemicals drives our business, and we emphasize consistent investment in research. We have developed internally a large percentage of the products we manufacture and sell. Our internal technical resources encompass chemical synthesis, world-class physical and analytical science, statistical and computer modeling expertise and extensive applications technology and testing laboratories. We balance centralized research facilities with testing laboratories and applications technology centers that are tied closely to their counterparts in the commercial organizations. Our technical facilities are located all over the world and provide tools and processes for knowledge sharing and for leveraging our technology globally and across product lines.

Our research and development staff works with our sales force and customers to use our wide spectrum of technology platforms and processing capabilities to enhance our product offerings in the specialty chemicals industry. We have developed many of our products in cooperation with our customers, often as a result of their specific needs, resulting in long-standing customer relationships.

Lubrizol Additives  In our Lubrizol Additives segment, the majority of the additives we manufacture and sell are developed by our internal research group. Technological advances in materials and in the design of engines and other automotive equipment, combined with rising demands for engine durability, environmental protection and fuel economy, require increasingly sophisticated research capabilities to meet industry performance standards.

Our principal technical facilities for lubricant additives research are located in Hazelwood, United Kingdom and Wickliffe, Ohio. These mechanical testing laboratories serve the needs of our customers throughout the world and are equipped with a variety of gasoline and diesel engines and driveline and other mechanical equipment to evaluate the performance of additives for lubricants and fuels. In addition, we make extensive use of independent research firms. Global field testing is conducted through various arrangements with fleet operators and others. We also conduct corporate research designed to leverage technology across our product lines.

We maintain offices in Hamburg, Germany; Hazelwood, United Kingdom; Mumbai, India; Paris, France; Seoul, Korea; Shanghai, China; Tokyo, Japan; and Wickliffe, Ohio to maintain close contact with the principal global automotive OEMs and to keep abreast of the performance requirements for our products. These liaison activities also serve as contacts for cooperative development and evaluation of products for future applications.

Lubrizol Advanced Materials  Our Lubrizol Advanced Materials segment has a long history as an industry innovator, creating proprietary, high-performance materials for our customers, including ingredients for personal care products, the invention of Carbopol acrylic thickener, additives for coatings and the commercial development of Estane and TempRite engineered polymers. Through acquisitions and our own application technology expertise, we have leveraged our core surface activity chemistry into new specialty chemical products and markets. Our specialty chemical products are derived from a broad range of technology platforms developed either internally or externally through licensing, acquisition or joint technological alliances with global suppliers and customers.

Our primary research facility for the Lubrizol Advanced Materials segment is located in Brecksville, Ohio, where we develop new technologies and products and conduct application development and technical services for our customers. We have other technical facilities located in Blackley, United Kingdom; Cuautitlan Izcalli, Mexico; Hong Kong, China; Louvain-la-Neuve, Belgium; Piscataway, New Jersey; Ritterhude, Germany; Sao Paulo, Brazil; and Shanghai, China.

Research, Testing and Development Expenditures  Our consolidated research and development expenditures were $155.3 million in 2010, $147.7 million in 2009 and $149.6 million in 2008. These amounts were equivalent to 2.9%, 3.2% and 3.0% of the respective

6	THE LUBRIZOL CORPORATION

consolidated revenues for those years. In addition, we spent $70.5 million, $64.4 million and $71.3 million in 2010, 2009 and 2008, respectively, for technical service (testing) activities, principally for evaluation in mechanical equipment of specific lubricant formulations designed for the needs of petroleum industry customers and for product support to our customers in numerous markets.

RAW MATERIALS

We use a broad variety of specialty and commodity chemical raw materials in our manufacturing processes and use base oil in processing and blending additives. For the most part, our raw materials are feedstocks derived from petroleum and petrochemicals and generally are obtainable from several sources. The materials that we choose to purchase from a single source typically are subject to long-term supply contracts to guarantee supply reliability.

For the Lubrizol Additives segment, raw materials derived from petrochemicals represent approximately 85% of our raw material purchases. Lubricant base oil is our single largest purchased raw material, representing approximately 30% of our purchases by weight. Other major types of raw materials purchased by the Lubrizol Additives segment include olefins and esters (approximately 25% of purchases) and inorganic acids, bases and oxides (approximately 10% of purchases). For our Lubrizol Advanced Materials segment, no single raw material represents more than 10% of purchases, and the top 10 raw materials total approximately 40% of raw materials purchases. Principal raw materials for the Lubrizol Advanced Materials segment include acrylates, glycols and polyols, isocyanates and polyvinylchloride.

BACKLOG

We had no material backlog of orders in either business segment at December 31, 2010, and December 31, 2009. All unfilled orders that were placed by December 31, 2010, are expected to be filled during 2011.

REGULATORY

Our business and our customers are subject to significant new regulations under the European Commission’s Registration, Evaluation and Authorization of Chemicals (REACH) law. REACH became effective on June 1, 2007, and is being phased in over an 11-year period. This program imposes obligations on European Union (EU) manufacturers and importers of chemicals to file comprehensive reports on chemical substances and to perform chemical safety assessments. The regulations impose significant additional burdens on chemical producers, importers, and, to a lesser extent, downstream users of chemical substances and preparations. The registration, evaluation and authorization phase of the program will require significant expenditures and resource commitments in order to develop information technology tools, generate data, prepare and submit dossiers for substance registration, participate in consortia and reformulate products if necessary. We have developed a cross-functional management team that is working closely with our businesses to manage the implementation of REACH. Although the long-term costs for REACH compliance are not estimable at this time, we do not anticipate that REACH compliance costs will have a material adverse effect on our financial condition or results of operations.

ENVIRONMENTAL MATTERS

We are subject to foreign, federal, state and local laws and regulations designed to protect the environment and limit manufacturing wastes and emissions. We believe that our policies, practices and procedures are designed properly to prevent unreasonable risk of environmental damage and consequent financial liability. Compliance with environmental laws and regulations requires continuing management effort and expenditures. We have incurred, and will continue to incur, costs and capital expenditures to comply with these laws and regulations and to obtain and maintain all necessary permits. We believe that the cost of complying with environmental laws and regulations will not have a material adverse effect on our financial condition or results of operations.

Among other environmental laws, we are subject to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as Superfund), under which we may be designated as a “potentially responsible party” (PRP) with respect to cleanup costs associated with sites on the U.S. Environmental Protection Agency National Priority List. Our experience is that Superfund site liability tends to be apportioned among parties based upon their contribution of materials to the Superfund site. Accordingly, we measure our liability and carry out our financial reporting responsibilities with respect to Superfund sites based upon this standard, even though Superfund site liability is technically joint and several in nature. We believe that our environmental accruals are adequate to provide for our portion of the environmental remediation expenses at the sites where we have been designated a PRP, to the extent that those expenses are probable and reasonably estimable based upon current law and existing technologies. These accruals are adjusted as further information develops or circumstances change. We do not believe that liabilities for these environmental matters will have a material adverse effect on our financial condition or results of operations.

Lubrizol Advanced Materials International, Inc. is the beneficiary of various agreements with Goodrich Corporation (Goodrich) regarding indemnification against certain environmental liabilities and costs. The indemnity related to facilities of the former Performance Materials Division of Goodrich expires in February 2011.

THE LUBRIZOL CORPORATION	7

We believe that our business, operations and facilities are being operated in compliance, in all material respects, with applicable environmental laws and regulations, many of which provide for substantial fines, penalties and criminal sanctions for violations. In addition to the existing laws and regulations, we may be required to comply with evolving environmental laws, regulations or requirements that may be adopted or imposed in the future, such as laws and regulations related to climate change or greenhouse gas emissions, or to address newly discovered contamination or other conditions or information that require a response on our part. The operation of manufacturing plants entails environmental risks, and we may incur material costs or liabilities in the future that could affect us adversely.

EMPLOYEES

At December 31, 2010, we had approximately 6,900 employees of which approximately 52% were in the U.S. About 4% of our U.S. employees are represented by unions with collective bargaining agreements. In addition, we have employees outside of the U.S. who are represented by unions and by non-unionized industry-wide collective agreements and works councils. Some of the collective agreements expire at various times over the next four years, while some others outside of the U.S. have no expiration date. We believe that our relationship with our employees is good, and that we will be able to enter into new collective agreements when they expire.

EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in Part III, Item 10 regarding executive officers of the company is incorporated herein by reference.

GEOGRAPHIC AREA INFORMATION

Financial information with respect to our domestic and foreign operations is contained in Note 3 to our consolidated financial statements. In 2010, we derived 67% of our consolidated revenues and maintained 39% of our property and equipment outside of the United States.

We supply our customers abroad through exports from the U.S. and from overseas manufacturing plants. We believe the political and economic risks related to our foreign operations are mitigated due to the stability of the countries in which our largest foreign operations are located.

MANUFACTURING AND PROPERTIES

We have global manufacturing, laboratory and sales and technical service facilities that enable us to provide customers with worldwide service and a reliable supply of products. Our corporate headquarters is located in Wickliffe, Ohio. We own or lease manufacturing facilities and laboratories at 21 sites in the U.S. and 34 sites in 18 other countries. In addition, we have entered into manufacturing tolling arrangements for several of our products. We also have entered into long-term contracts for the exclusive use of major marine terminal facilities at various ports and leases for storage facilities. We maintain a capital expenditure program to support our operations and believe our facilities are adequate for our present operations and for the foreseeable future.

On January 19, 2010, we announced our decision to proceed with a 10-year phased investment in the Lubrizol Additives segment to increase global capacity and upgrade operations at existing facilities. On October 15, 2010, we announced the groundbreaking of our new manufacturing facility in southern China, within the Zhuhai Gaolan Port Economic Zone. The new facility will complement our existing joint venture, Lanzhou Lubrizol Lanlian Additive Co., Ltd., and is being developed and phased in to respond to lubricant growth in Asia and to better match our manufacturing for global demand patterns. We expect to commence operations in the first half of 2013, beginning with the manufacture of select additive components, and eventually include the manufacture and blending of driveline, industrial and fuel additive products. We estimate that the first phase of the new facility will require an investment over the next three years in excess of $250 million.

8	THE LUBRIZOL CORPORATION

ITEM 1A. RISK FACTORS

If any of the events described below were to occur, our business, results of operations and financial condition could be affected adversely.

Volatility in raw material prices could reduce our profitability, and reductions in the availability of raw material supplies could disrupt our operations.

Most of the raw materials that we use are feedstocks derived from petroleum and petrochemicals, such as crude oil and natural gas, which have been subject to historical periods of rapid and significant movements in price. These fluctuations in price could be influenced by political instability, terrorist attacks or other hostilities in oil-producing countries or elsewhere in the world. Prices also could be affected by supply and demand factors, such as OPEC production quotas, global demand for petroleum-based products or shutdown of production facilities. We also use natural gas as fuel at our facilities, and increases in the price of natural gas may reduce our profitability. In addition, the implementation of climate change legislation could increase the cost of raw materials. Any significant increases in the cost of our specialty and commodity materials or energy may affect negatively our business, financial condition or results of operations. A reduction in, or lack of availability of, raw materials or interruptions in the supply chain also could impact our profitability to the extent that we are required to pay higher prices for, or are unable to secure adequate supplies of, the necessary raw materials. We typically do not enter into hedging arrangements with respect to raw materials or energy, other than for natural gas. In response to price changes of raw materials, we change prices to our customers from time to time to manage our margins. However, we may not be able to raise prices in response to higher raw material costs.

We use significant quantities of a variety of specialty and commodity chemicals in our manufacturing processes, such as lubricant base oils (a derivative of crude oil); C4 feedstreams; acrylates; PVC; inorganic acids, bases and oxides; alcohols, glycols and polyols; olefins and esters; sulfonates; phenates; alkylates; sulfonic acids; and amines. These raw materials generally are available from numerous independent suppliers; however, some of our raw material needs are met by a sole supplier or only a few suppliers. If any supplier that we rely on for raw materials ceases or limits production, we may incur significant additional costs, including capital costs, in order to find alternate, reliable raw material suppliers. We also may experience significant production delays while locating new supply sources. All of these events could affect negatively our business and results of operations.

As a majority of our revenues are concentrated in the Lubrizol Additives segment, material changes in economic conditions in the markets served by our customers could affect adversely our results of operations.

Approximately 72% of our consolidated revenues are related to the transportation and industrial lubricant business. This concentration of business affects our overall risk as our customers will be affected similarly by changes in economic conditions. A sudden or protracted downturn in these industries could affect adversely our results of operations.

We face competition from other chemical companies.

We actively compete with companies producing the same or similar products and, in some instances, with companies producing different products designed for the same uses. Depending on the product involved, we encounter competition in product innovation, delivery, quality, service, performance, price, technical support and product recognition. For some of our products, we face competition from larger companies that have greater financial resources. As a result, these competitors may be better able to withstand a change in conditions within the markets in which we operate, a change in the prices of raw materials or a change in the economy as a whole.

We expect our competitors to continue to develop and introduce new and enhanced products, and these products could cause a reduction in the market acceptance of our products. Current and future consolidation among our competitors and customers also may cause a loss of market share as well as put downward pressure on pricing. Our competitors could cause a reduction in the prices for some of our products through intensified price competition. Additionally, a number of our niche product applications are customized or sold for highly specialized uses. We generated approximately 39% of our consolidated revenues in 2010 from our 10 largest customers. If we lose business from our major customers due to competitive factors, our business, results of operations and financial condition could be affected adversely.

The markets for some of our products are cyclical and demand weakens during economic downturns.

We believe that less than 50% of our product sales are attributable to products that are cyclical and sensitive to changes in supply and demand and general economic conditions. These sales primarily consist of end-use applications in industrial, vehicle production and construction markets. The demand for these products depends, in part, on the general economic conditions of the industries served by our customers. It is not possible to predict accurately the factors that will affect demand for these products in the future. While we experienced strengthening global customer demand for our products during 2010 and continuing volume recovery since the global recession, if the recovery stalls or the economic environment declines, we may experience the negative effects of increased competitive

THE LUBRIZOL CORPORATION	9

pricing pressure and customer turnover. Economic weakness in the United States, Europe and other regions has resulted and may continue to result in a reduction of sales by our customers and us, which has and may continue to have an adverse effect on our business, financial condition and results of operations.

Failure to make continued improvements in our technology and productivity to respond to the changing needs of our customers could hurt our competitive position.

We believe that we must continue to enhance our existing products and to develop and manufacture new products with improved performance capabilities and with specifications that meet the changing needs of our customers in order to continue to be a market leader. We also believe that we must continue to make improvements in our technology and productivity in order to maintain our competitive position. We devote a substantial amount of our resources to develop new and highly formulated products, and to invest in new technologies, processes and production facilities. We face risks related to our ability to continue to meet changing product performance standards and related to delays, cost over-runs and unanticipated technical difficulties that could occur in the development of new products and in the construction of new facilities, such as our new plant in southern China. Failure to anticipate, respond to or utilize changing technologies could have a material adverse effect on our business or our results of operations.

Our and our suppliers’ production facilities are subject to operating risks.

We depend on the continued safe operation of our and our suppliers’ production facilities. These production facilities are subject to hazards associated with the manufacture, handling, storage and transportation of a variety of reactive, explosive and flammable materials and products, including leaks and ruptures, explosions, fires, inclement weather and natural disasters, unscheduled downtime and environmental hazards. Incidents such as these at our or our suppliers’ production facilities could shut down temporarily or otherwise disrupt our manufacturing operations, causing production delays and, with respect to our facilities, resulting in liability for workplace injuries and fatalities. In addition, some of our and our suppliers’ production facilities are highly specialized, which limits our ability to shift production or sourcing to other facilities in the event of an incident at our or a supplier’s facility. Further, our ability to operate facilities in the U.S. Gulf Coast has been affected by major hurricanes in recent years. If a production facility, or a critical portion of a production facility, were shut down temporarily, we likely would incur higher costs for alternate means of production, sources of supply for our products and production delays, which could have a material adverse effect on our business, results of operations and financial condition.

Excess capacity within the lubricant additives industry could impact us negatively.

We are building a new additives manufacturing facility in southern China, which we will phase in over the next several years to meet lubricant demand growth in Asia. If our competitors or new entrants add large-scale capacity, the balance of supply relative to demand within the lubricant additives industry may be impacted significantly. This may disrupt industry balances and result in downward pressure on prices, which could impact negatively our business, results of operations and financial condition.

If we are unable to protect our intellectual property rights or to resolve successfully claims of infringement brought against us, our product sales and business could be affected adversely.

Our business depends in part on our ability to establish, protect, safeguard and enforce our intellectual property and contractual rights and to defend against any claims of infringement, both of which involve complex legal, scientific and factual uncertainties. We rely on a combination of patent, trade secret, copyright and trademark law and security measures to protect our intellectual property, but effective intellectual property protection may not be available in all places that we sell our products or services. In addition, we use nondisclosure and confidentiality agreements with our employees and third parties to protect our proprietary technology and know-how. If these agreements are breached or our intellectual property is otherwise misappropriated, we may have to rely on litigation to enforce our intellectual property rights. If any of these measures are unsuccessful in protecting our intellectual property, our business may be affected adversely.

In addition, we may face claims of infringement that could interfere with our ability to use technology or other intellectual property rights that are material to our business operations. In the event a claim of infringement against us is successful, we may be required to pay royalties or license fees to continue to use technology or other intellectual property rights that we have been using or we may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time. If we are unable to obtain licenses on reasonable terms, we may be forced to cease selling or using the products that incorporate the challenged intellectual property, or to redesign or, in the case of trademark claims, rename our products to avoid infringing the intellectual property rights of third parties, which may not be possible and may be time-consuming if possible. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs to us and affect adversely our business and financial condition.

International social, political and economic conditions could affect us adversely.

Our international operations are subject to the risk of labor unrest, regional economic uncertainty, political instability, terrorism, expropriation of property, restrictions on the transfer of funds into or out of a country, trade restrictions, export duties, taxes and quotas, domestic

10	THE LUBRIZOL CORPORATION

and foreign customs and tariffs and current and changing regulatory environments. Any of these events could have an adverse effect on our operations in the future by reducing the demand for our products, making our products less competitive by increasing the prices at which we can sell our products or otherwise having an adverse effect on our operating performance.

We may not be able to complete or successfully integrate future acquisitions into our business.

As part of our growth strategy, we intend to pursue acquisitions and joint venture opportunities. Our ability to accomplish this objective may be limited by the availability of, and competition for, suitable acquisition candidates and by our financial resources, including available cash and borrowing capacity. Acquisitions involve numerous risks, including difficulty determining appropriate valuation, difficulty integrating operations, technologies, services and products of the acquired lines or businesses, personnel turnover, the diversion of management’s attention from other business matters and the possibility of increased leverage and the consequential difficulty in repaying that indebtedness. In addition, we may be unable to achieve anticipated benefits from acquisitions in the timeframe that we expect, if at all, which could affect adversely our business or results of operations.

Our production facilities could be targets for terrorism, and any attack could disrupt our operations and cause us to incur significant costs and liabilities.

The potential or actual occurrence of terrorist attacks could affect our operations in unpredictable ways. Our chemical production facilities could become direct targets, or indirect casualties, of terrorist attacks. Although our production facilities are under a heightened level of security, this level of security may not prevent a terrorist attack. The resulting damage could be severe and could include loss of life and property damage. In addition, some of our production and other facilities are located at sites near other chemical plants that could be potential targets of terrorist attacks. The resulting collateral damage could be significant and substantial. Available insurance coverage could be insufficient to cover all of the damage incurred or could be prohibitively expensive, and losses from these events could affect negatively our business, results of operations and financial condition.

We could incur costs and liabilities as a result of the numerous environmental laws applicable to our operations that are greater than we anticipate.

We are subject to extensive federal, state, local and foreign environmental, safety and health laws and regulations concerning, among other things, emissions to the air, discharges to land and water and the generation, handling, treatment and disposal of hazardous materials. We also are required to maintain various environmental permits and licenses, many of which require periodic modification and renewal. Due to the volume and complexity of the laws and regulations that apply to our operations and the challenges of implementing effective compliance programs, we risk violating those laws and regulations and thereby incurring cleanup costs, substantial fines and criminal sanctions. We also may be required to make significant operational modifications at substantial cost. These requirements and their enforcement may become more stringent in the future. In addition, future developments also could restrict or prohibit the use of or require us to make modifications to our products.

At any given time, we are involved in claims, litigation, administrative proceedings and investigations of various types in a number of jurisdictions involving potential environmental liabilities, including cleanup costs associated with hazardous waste disposal sites, natural resource damage, property damage and personal injury. Liability under environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. Under certain environmental laws, we can be held strictly liable for all costs associated with hazardous substance contamination of any real property we have ever owned, operated or used as a disposal site or for natural resource damages associated with such contamination. We could incur significant costs, including cleanup costs, natural resources damages, civil or criminal fines and sanctions and liability for third-party claims, as a result of liabilities under various environmental laws, which could have a significant negative impact on our business, results of operations and financial condition.

We could be affected adversely if our debt is downgraded.

Downgrades of our credit rating could affect adversely our access to debt and capital markets, making it more difficult to complete offerings of debt securities on satisfactory terms in the future. In addition, a downgrade in our credit rating by either Standard & Poor’s or by Moody’s Investors Service could result in increased future borrowing costs under our credit facilities, thus negatively affecting our business, results of operations and financial condition.

The limits imposed by the restrictive covenants contained in our credit facilities could prevent us from making acquisitions or capital improvements or cause us to lose access to these facilities, and if we are unable to obtain necessary waivers and our debt is accelerated, our financial condition could be affected adversely.

Our existing credit facilities contain restrictive covenants that limit our ability to, among other things:

•	borrow money or guarantee the debts of others;

•	use assets as security in other transactions;

THE LUBRIZOL CORPORATION	11

•	materially change the nature of our business; and

•	sell assets or merge with or into other companies.

In addition, our credit facilities require us to meet financial ratios, including debt to consolidated earnings before interest, income taxes, depreciation and amortization, extraordinary, unusual or non-recurring non-cash gains or losses, including the sale of property and equipment and goodwill impairments, and non-cash gains and losses from less than wholly owned subsidiaries and investments (Consolidated EBITDA) (as defined in the credit agreements) and Consolidated EBITDA to interest expense. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and otherwise could restrict our financing activities.

Our ability to comply with the covenants and other terms of our credit facilities will depend on our future operating performance. If we fail to comply with such covenants and terms, we will be in default, and the maturity of the related debt could be accelerated and become due and payable immediately. We may be required to obtain waivers from our lenders in order to maintain compliance under our credit facilities, including waivers with respect to our compliance with certain financial covenants. If we are unable to obtain any necessary waivers and the debt under our credit facilities is accelerated, our financial condition would be affected adversely.

We face risks relating to exchange rate fluctuations, exchange controls and currency devaluations.

In 2010, approximately 40% of our consolidated revenues, 30% of consolidated cost of sales and 30% of selling, technical, administrative and research (STAR) expenses were generated in currencies other than the U.S. dollar, which is our reporting currency. We recognize foreign currency gains and losses arising from our operations in the period incurred. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business have caused and may continue to cause fluctuations in our reported results of operations. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of exchange rates.

We also face risks arising from the imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing controls. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation and, if they occur or continue for significant periods, could affect adversely our cash flow or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

At this time, we have no unresolved SEC staff comments.

ITEM 2. PROPERTIES

Our corporate headquarters and the commercial center for Lubrizol Additives are located in Wickliffe, Ohio. The commercial center for Lubrizol Advanced Materials is located in Brecksville, Ohio. We operate 43 manufacturing facilities in 17 countries, 29 laboratories in 14 countries and maintain sales offices and distribution centers within the U.S. and in many foreign countries. Our corporate headquarters and most of our manufacturing facilities are located in buildings that we own, while other operations generally are in buildings that we lease. We have entered into long-term contracts for our exclusive use of major marine terminal facilities at the Port of Houston, Texas.

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

Geographic Region	Number of Manufacturing Facilities

North America	18 facilities in 10 U.S. states
Europe	13 facilities in 7 countries
Asia-Pacific / Middle East	11 facilities in 8 countries
Latin America	1 facility in 1 country

Four manufacturing facilities in the Asia-Pacific / Middle East region are owned and operated by joint venture companies.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business. We are not involved currently in any legal proceedings that we expect, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

12	THE LUBRIZOL CORPORATION

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the New York Stock Exchange under the symbol LZ. The number of shareholders of record of Lubrizol common shares was 2,530 as of February 11, 2011.

Information relating to the quarterly price and dividend history of our common shares for 2010 and 2009 follows:

	Common Share Sale Price History				Dividends
	2010		2009		Per Common Share
	High	Low	High	Low	2010	2009
1st quarter	$95.23	$68.86	$40.00	$23.57	$.31	$.31
2nd quarter	97.80	77.65	48.21	32.98	.36	.31
3rd quarter	107.45	77.85	72.95	45.73	.36	.31
4th quarter	116.26	99.61	76.52	66.05	.36	.31

					$1.39	$1.24

Other than the customary affirmative covenants in our bank credit agreements, we have no restrictions on the payment of dividends on Lubrizol common shares.

On December 1, 2010, we issued 675 common shares, exempt from registration under Regulation S of the Securities Act of 1933, as amended, pursuant to various employee benefit plans sponsored by a wholly owned foreign subsidiary.

The following table provides information regarding our purchases of Lubrizol common shares, on a settlement date basis, during the quarter.

Period	Total Number of Shares (or Units) Purchased[1]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Month #1 (Oct. 1, 2010 through Oct. 31, 2010)	2,644	$107.23	–	5,075,918
Month #2 (Nov. 1, 2010 through Nov. 30, 2010)	1,582,600	$106.83	1,582,600	3,493,318
Month #3 (Dec. 1, 2010 through Dec. 31, 2010)	49,400	$105.84	49,400	3,443,918

Total	1,634,644		1,632,000	3,443,918

[1]

This column includes common shares that we purchased pursuant to our stock incentive plan (2,644 in October) whereby participants sell already owned shares to us to pay for the exercise price of a stock option.

[2]

This column reflects common shares that we purchased pursuant to a share repurchase program authorized by our board of directors and announced on April 27, 2007, under which we were permitted to repurchase up to 5.0 million of our common shares. This program expired in November 2010 with the completion of share repurchases authorized. On June 29, 2010, our board of directors authorized an additional share repurchase program to permit us to repurchase another 5.0 million of our common shares in the open market or through negotiated transactions. This program will expire when all authorized shares have been repurchased.

THE LUBRIZOL CORPORATION	13

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below for the five-year period ended December 31, 2010, was derived from our audited consolidated financial statements. The data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” included elsewhere in this report.

(In Millions Except Per Share Data, Ratios and Employees)	2010	2009	2008	2007	2006
OPERATING RESULTS:
Revenues	$5,417.8	$4,586.3	$5,027.8	$4,499.0	$4,040.8
Cost of sales	3,626.8	3,071.0	3,906.5	3,378.1	3,045.2

Gross profit	1,791.0	1,515.3	1,121.3	1,120.9	995.6
Selling, testing, administrative and research expenses	677.9	647.3	638.6	641.1	587.2
Amortization of intangible assets	24.9	25.2	27.0	24.3	23.7
Write-off of acquired in-process research and development	—	—	1.6	—	—
Restructuring and impairment charges	11.7	30.4	394.0	1.5	51.9
Net interest expense and other income	72.2	86.6	43.1	48.6	66.7

Income from continuing operations before income taxes	1,004.3	725.8	17.0	405.4	266.1
Provision for income taxes	255.6	211.6	75.9	115.6	82.2

Income (loss) from continuing operations	748.7	514.2	(58.9)	289.8	183.9
Loss from discontinued operations - net of tax	—	—	—	—	(76.2)

Net income (loss)	748.7	514.2	(58.9)	289.8	107.7
Net income attributable to noncontrolling interests	16.5	13.4	7.2	6.4	4.1

Net income (loss) attributable to The Lubrizol Corporation	$732.2	$500.8	$(66.1)	$283.4	$103.6

Diluted earnings (loss) per share attributable to The Lubrizol Corporation from:
Continuing operations	$10.64	$7.26	$(0.97)	$4.05	$2.59
Discontinued operations	—	—	—	—	(1.10)

Net income (loss)	$10.64	$7.26	$(0.97)	$4.05	$1.49

FINANCIAL RATIOS:
Gross profit percentage	33.1	33.0	22.3	24.9	24.6
Percent of revenues:
Selling and administrative expenses	8.3	9.5	8.3	9.4	9.4
Research and testing expenses	4.2	4.6	4.4	4.9	5.1
Return on average Lubrizol Corporation shareholders’ equity (%)	34.4	27.9	(3.8)	15.6	6.4
Debt to capitalization (%)	37.2	39.4	46.9	42.2	47.8
Current ratio	3.5	3.7	1.7	2.1	2.9

OTHER INFORMATION:
Dividends paid per share	$1.39	$1.24	$1.23	$1.16	$1.04
Average common shares outstanding:
Basic	67.3	68.1	68.1	69.2	68.7
Diluted	68.8	69.0	68.1	70.0	69.3
Capital expenditures - continuing operations	$175.9	$139.9	$202.6	$182.8	$125.7
Depreciation expense - continuing operations	$144.1	$145.1	$144.9	$137.1	$133.3

At Year End:
Total assets	$4,967.0	$4,770.0	$4,150.5	$4,643.8	$4,390.9
Long-term debt	$1,351.6	$1,390.3	$954.6	$1,223.9	$1,538.0
Total debt	$1,352.0	$1,390.6	$1,345.8	$1,428.8	$1,541.7
Total of The Lubrizol Corporation shareholders’ equity	$2,193.5	$2,060.8	$1,523.7	$1,951.3	$1,683.1
The Lubrizol Corporation shareholders’ equity per basic share	$34.25	$30.11	$22.65	$28.53	$24.39
Price per common share	$106.88	$72.95	$36.39	$54.16	$50.13
Number of employees	6,896	6,727	6,967	6,921	6,746

14	THE LUBRIZOL CORPORATION

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements, the notes thereto and the selected financial data appearing elsewhere in this annual report. Historical results set forth in the consolidated financial statements, including trends and percentage relationships that might appear, should not be taken as indicative of future operations. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in such forward-looking statements as a result of various factors, including those described under the section “Cautionary Statements for Safe Harbor Purposes” included elsewhere in this annual report.

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

Lubrizol Additives Segment

We believe we are the market leader in lubricant additives, and we intend to remain the leader by continuing to invest in this business. Our Lubrizol Additives segment’s growth strategy is to continue to optimize our product mix while closely aligning production capacity with product demand. Challenging market forces and conditions continue to influence the Lubrizol Additives segment. A key factor is the low long-term global growth rate for this market, which we believe is in the range of approximately 1% to 2% per year. Additional characteristics of this market are:

•

Frequent product specification changes primarily driven by original equipment manufacturers (OEMs) and the impact of environmental and fuel economy regulations on the OEMs. The specification changes require us to incur product development and testing costs, but also enable us to apply our technology know-how to create products and solve problems. We believe our technology and expertise in applying it are key strengths.

•	Improved engine design, which can result in longer lubricant drain intervals. Longer drain intervals reduce demand for finished lubricants.

•	New vehicle production levels, which affect our driveline fluids in particular because the initial factory fill is an important market factor in that product line.

•	Dependence on raw material feedstocks derived from petroleum and petrochemicals, the costs of which can be highly volatile.

Our Lubrizol Additives segment represented approximately 72% of consolidated revenues in 2010.

Lubrizol Advanced Materials Segment

Our Lubrizol Advanced Materials segment’s growth strategy involves a combination of internal growth and acquisitions. Our internal growth strategy is to use our strengths, including our technology, formulating skills and broad geographic infrastructure, to develop and invest in new performance technologies in higher-growth industrial and consumer markets. In addition to internal growth, we intend to pursue bolt-on acquisitions, which we expect to provide cost synergies, new technology and the opportunity to take existing products into new geographies. Key factors to our success continue to be the introduction of new products, development of new applications for existing products, ability to manage margins, geographic expansion and integration of future acquisitions. Our Lubrizol Advanced Materials segment represented approximately 28% of consolidated revenues in 2010.

THE LUBRIZOL CORPORATION	15

Primary Factors Affecting 2010 Results

The following factors most affected our consolidated 2010 results:

•	Strengthening global customer demand across all geographic zones and product lines led to a 12% increase in volume.

•

Our ability to increase selling prices throughout 2010 allowed us to recover higher raw material costs. Our average raw material cost increased 10% compared with 2009, and has increased steadily since the second half of 2009 primarily due to tight supply conditions for some of our raw materials.

•

Improved product mix, primarily as a result of a 27% increase in volume within our driveline and industrial additives product line, and greater utilization of our manufacturing facilities enabled us to sustain our gross profit margins. Our production levels significantly increased mainly as a result of the improvement in sales volume. As a result, we incurred only $20.0 million of unabsorbed manufacturing costs compared with $74.9 million of unabsorbed manufacturing costs in 2009 due to lower than normal production levels.

•

A discrete tax benefit of $38.6 million, or $0.56 per diluted share, related to our ability to utilize U.S. foreign tax credits and the recognition of fourth quarter tax benefits of $19.1 million, or $0.28 per diluted share, due to the settlement of audits and the expiration of statutes of limitations decreased our effective tax rate to 25.4%.

•	Repurchases of 5.3 million of our common shares used $500.3 million of cash.

This Management’s Discussion and Analysis contains a presentation of earnings as adjusted, a non-GAAP financial measure. Earnings as adjusted is a measure of income that differs from earnings measured in accordance with U.S. generally accepted accounting principles (GAAP). Earnings as adjusted may not be comparable with similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of income in accordance with GAAP, as non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations. We believe that earnings as adjusted for the exclusion of restructuring and impairment charges and the write-off of acquired in-process research and development assists the investor in evaluating the results of our core operating activities and provides greater comparability with historical results where such charges may be materially different. We use earnings as adjusted to measure and evaluate performance and to determine, in part, incentive compensation. We believe that the presentation of both GAAP and non-GAAP measures may assist investors in comparing our performance with that of peer companies presenting similar non-GAAP measures.

RESULTS OF OPERATIONS

2010 Compared With 2009

	Year Ended December 31,
(In Millions of Dollars Except Per Share Data)	2010	2009	$ Change	% Change
Revenues	$5,417.8	$4,586.3	$831.5	18%
Cost of sales	3,626.8	3,071.0	555.8	18%

Gross profit	1,791.0	1,515.3	275.7	18%
Selling and administrative expenses	452.1	435.2	16.9	4%
Research, testing and development expenses	225.8	212.1	13.7	6%
Amortization of intangible assets	24.9	25.2	(0.3)	(1%	)
Restructuring and impairment charges	11.7	30.4	(18.7)	*
Other income - net	(21.8)	(16.4)	5.4	33%
Interest expense - net	94.0	103.0	(9.0)	(9%	)

Income before income taxes	1,004.3	725.8	278.5	38%
Provision for income taxes	255.6	211.6	44.0	21%

Net income	748.7	514.2	234.5	46%
Net income attributable to noncontrolling interests	16.5	13.4	3.1	23%

Net income attributable to The Lubrizol Corporation	$732.2	$500.8	$231.4	46%

Basic earnings per share attributable to The Lubrizol Corporation	$10.88	$7.36	$3.52	48%

Diluted earnings per share attributable to The Lubrizol Corporation	$10.64	$7.26	$3.38	47%

*	Calculation not meaningful

16	THE LUBRIZOL CORPORATION

Revenues The increase in revenues compared with 2009 was due to a 12% increase in volume and a 7% improvement in the combination of price and product mix, partially offset by a 1% unfavorable currency impact. The improvement in the combination of price and product mix primarily was due to improved product mix, largely within our driveline and industrial additives product line in the Lubrizol Additives segment, along with the implementation of price increases in both segments.

The following table shows the geographic mix of our volume as well as the percentage changes compared with 2009:

	2010 Volume	2010 vs. 2009 % Change
North America	39%	10%
Europe	27%	14%
Asia-Pacific / Middle East	27%	14%
Latin America	7%	8%

Total	100%	12%

Segment volume variances by geographic zone, as well as the factors explaining the changes in segment revenues compared with 2009, are contained within the “Segment Analysis” section.

Cost of Sales The increase in cost of sales compared with 2009 primarily was due to increased volume and a 10% increase in average raw material cost, partially offset by a favorable currency impact of $27.8 million. Our average raw material cost has increased steadily beginning in the second half of 2009 primarily due to tight supply conditions for some of our raw materials, and we anticipate that costs will continue to rise in 2011. In response to the rise in raw material costs, we implemented price increases in both segments throughout 2010. Total manufacturing expenses increased 4% compared with 2009 primarily due to the significant increase in production levels mainly resulting from the improvement in sales volume. The increase in manufacturing expenses included a $35.4 million increase in production supplies and services, a $17.1 million increase in salaries and wages attributable to annual merit increases and increased overtime levels and a $14.5 million increase in maintenance costs, largely offset by improved utilization of our manufacturing facilities. We incurred only $20.0 million of unabsorbed manufacturing costs compared with $74.9 million of unabsorbed manufacturing costs in 2009 due to lower than normal production levels.

Gross Profit Gross profit increased $275.7 million, or 18%, compared with 2009 primarily due to higher volume, improved price and product mix and increased utilization of our manufacturing facilities, partially offset by higher raw material costs. Our gross profit percentage of 33.1% remained comparable with our gross profit percentage of 33.0% in 2009.

Selling and Administrative Expenses Selling and administrative expenses increased $16.9 million, or 4%, compared with 2009 primarily due to increased salaries and wages of $8.4 million and travel expenses of $6.5 million.

Research, Testing and Development Expenses The timing and amount of research, testing and development expenses largely are affected by lubricant additives product standards, which change periodically to meet new emissions, efficiency, durability and other performance factors as OEMs improve engine and transmission designs. Research, testing and development expenses increased $13.7 million, or 6%, compared with 2009 primarily due to increased outside testing of $4.9 million to meet new lubricant additives product standards, salaries and wages of $1.4 million and travel expenses of $1.3 million.

Restructuring and Impairment Charges The components of the 2010 restructuring and impairment charges are detailed as follows:

	Year Ended December 31, 2010
(In Millions of Dollars)	Asset Write-offs and Impairments	Other Plant Exit Costs	Severance and Benefits	Total
Lubrizol Additives plant closure and workforce reductions	$(0.1)	$—	$7.0	$6.9
Lubrizol Advanced Materials 2009 plant closures and workforce reductions	4.0	0.3	(0.4)	3.9
Lubrizol Advanced Materials 2010 workforce reductions and product line discontinuations	—	0.2	0.6	0.8
Corporate organizational restructuring	—	—	0.1	0.1

Total restructuring and impairment charges	$3.9	$0.5	$7.3	$11.7

Restructuring charges of $7.0 million related to the settlement of the pension obligation to employees at the closed Lubrizol Additives blending, packaging and warehouse facility in Ontario, Canada.

THE LUBRIZOL CORPORATION	17

Asset write-offs of $4.0 million primarily related to the abandonment of machinery and equipment within the TempRite business in the engineered polymers product line as part of our long-term strategy of right-sizing capacity and optimizing our overall manufacturing footprint.

Severance and benefits of $0.6 million primarily related to the restructuring of the sales and marketing organization within the TempRite business during 2010.

The remaining charges related to the discontinuation of a tolling arrangement to manufacture products within the performance coatings product line of the Lubrizol Advanced Materials segment and the closure of production facilities from previously announced programs.

Other Income – Net Other income-net was $21.8 million compared with $16.4 million in 2009. The increase in other income-net primarily was due to higher foreign currency gains of $7.1 million, partially offset by the non-recurrence of a $4.1 million gain on the sale of an equity affiliate.

Interest Expense – Net The decrease in interest expense-net compared with 2009 was due to lower interest expense of $9.5 million associated with our reduced debt balances and the non-recurrence of $1.3 million in expenses associated with our repurchase of the 4.625% notes in 2009. The decrease in interest expense-net partially was offset by lower interest income of $1.8 million as a result of reduced investment returns.

Provision for Income Taxes Our effective tax rate of 25.4% decreased from 29.2% in 2009 primarily due to a discrete tax benefit of $38.6 million relating to our ability to utilize U.S. foreign tax credits mainly as a result of our higher, sustained level of earnings, particularly in the U.S., and $19.1 million of fourth quarter tax benefits due to the settlement of audits and the expiration of statutes of limitations. Collectively, these tax benefits improved our earnings by $0.84 per diluted share in 2010.

Net Income Attributable to The Lubrizol Corporation Primarily as a result of the above factors, net income attributable to The Lubrizol Corporation increased to $732.2 million ($10.64 per diluted share) compared with $500.8 million ($7.26 per diluted share) in 2009. Excluding the effect of restructuring and impairment charges from both years, earnings as adjusted increased to $739.9 million ($10.75 per diluted share) compared with $520.6 million ($7.55 per diluted share) in 2009. The following table provides a reconciliation of earnings to earnings as adjusted:

	Year Ended December 31, 2010			Year Ended December 31, 2009
(In Millions of Dollars Except Per Share Data)	Income Before Income Taxes	Net Income Attributable to Lubrizol	Diluted EPS	Income Before Income Taxes	Net Income Attributable to Lubrizol	Diluted EPS
Earnings	$1,004.3	$732.2	$10.64	$725.8	$500.8	$7.26
Adjustments:
Restructuring and impairment charges	11.7	7.7	0.11	30.4	19.8	0.29

Earnings as adjusted (non-GAAP)	$1,016.0	$739.9	$10.75	$756.2	$520.6	$7.55

18	THE LUBRIZOL CORPORATION

2009 Compared With 2008

	Year Ended December 31,
(In Millions of Dollars Except Per Share Data)	2009	2008	$ Change	% Change
Revenues	$4,586.3	$5,027.8	$(441.5)	(9%)
Cost of sales	3,071.0	3,906.5	(835.5)	(21%)

Gross profit	1,515.3	1,121.3	394.0	35%
Selling and administrative expenses	435.2	417.7	17.5	4%
Research, testing and development expenses	212.1	220.9	(8.8)	(4%)
Amortization of intangible assets	25.2	27.0	(1.8)	(7%)
Write-off of acquired in-process research and development	—	1.6	(1.6)	*
Restructuring and impairment charges	30.4	394.0	(363.6)	*
Other income - net	(16.4)	(22.6)	(6.2)	(27%)
Interest expense - net	103.0	65.7	37.3	57%

Income before income taxes	725.8	17.0	708.8	*
Provision for income taxes	211.6	75.9	135.7	*

Net income (loss)	514.2	(58.9)	573.1	*
Net income attributable to noncontrolling interests	13.4	7.2	6.2	86%

Net income (loss) attributable to The Lubrizol Corporation	$500.8	$(66.1)	$566.9	*

Basic earnings (loss) per share attributable to The Lubrizol Corporation	$7.36	$(0.97)	$8.33	*

Diluted earnings (loss) per share attributable to The Lubrizol Corporation	$7.26	$(0.97)	$8.23	*

*	Calculation not meaningful

Revenues The decrease in revenues compared with 2008 was due to a 12% decrease in volume and a 2% unfavorable currency impact, partially offset by a 5% improvement in the combination of price and product mix. Included in these factors were incremental revenues from the thermoplastic polyurethane businesses acquired from Dow and SK, which contributed 2% to revenues for the year.

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

Cost of Sales The decrease in cost of sales compared with 2008 primarily was due to lower volume and a 17% decline in average raw material cost. Total manufacturing expenses were level compared with 2008 as lower utility costs, a favorable currency impact, reductions in spending on production supplies and services, and lower salaries and benefits were offset by increased incentive compensation expense and incremental costs from acquisitions. In response to the lower sales volume, we reduced production in order to reduce inventories and, as a result, we incurred $74.9 million of unabsorbed manufacturing costs due to lower than normal production levels. Manufacturing costs in 2008 included $19.4 million of unabsorbed costs associated with the temporary shutdown of our two Houston-area manufacturing facilities due to Hurricane Ike and the temporary shutdown of production lines in the fourth quarter to reduce inventories.

THE LUBRIZOL CORPORATION	19

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

Research, Testing and Development Expenses Research, testing and development expenses decreased $8.8 million, or 4%, compared with 2008 primarily due to our cost reduction initiatives that included lower expenses for supplies, services and travel, along with a favorable currency impact, partially offset by increased incentive compensation.

Restructuring and Impairment Charges The components of the 2009 restructuring and impairment charges are detailed as follows:

	Year Ended December 31, 2009
(In Millions of Dollars)	Asset Impairments	Other Plant Exit Costs	Severance and Benefits	Total
Corporate organizational restructuring	$–	$–	$15.4	$15.4
Long-lived asset impairments	7.9	–	–	7.9
Lubrizol Advanced Materials 2009 plant closures and workforce reductions	3.9	–	1.0	4.9
Lubrizol Additives plant closure and workforce reductions	1.3	0.3	0.7	2.3
Performance coatings 2008 business improvement initiatives	–	–	(0.1)	(0.1)

Total restructuring and impairment charges	$13.1	$0.3	$17.0	$30.4

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

Restructuring charges of $4.9 million related to our decision to cease manufacturing at two U.S. facilities to improve profitability within the performance coatings and engineered polymers product lines of the Lubrizol Advanced Materials segment. Manufacturing of engineered polymers products at one of the closed facilities was transferred to other facilities to improve the utilization of existing assets. The long-lived asset impairment charges represent the excess of the carrying value of the asset groups over their fair value.

Restructuring charges of $2.3 million related to our decision in the third quarter of 2008 to close a Lubrizol Additives blending, packaging and warehouse facility in Ontario, Canada. Manufacturing at this facility ceased during the second quarter of 2009. We recorded asset impairment charges of $1.3 million as a result of the decline in fair value of the assets held for sale at this location.

The components of the 2008 restructuring and impairment charges are detailed as follows:

	Year Ended December 31, 2008
(In Millions of Dollars)	Asset Impairments	Other Plant Exit Costs	Severance and Benefits	Total
Goodwill impairment charges	$363.0	$—	$—	$363.0
Performance coatings 2008 business improvement initiatives	14.7	0.4	4.7	19.8
Lubrizol Advanced Materials plant closures, production line impairments and workforce reductions	5.3	—	0.3	5.6
Lubrizol Additives plant closure and workforce reductions	—	—	5.6	5.6

Total restructuring and impairment charges	$383.0	$0.4	$10.6	$394.0

20	THE LUBRIZOL CORPORATION

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

Restructuring and impairment charges of $25.4 million related to business improvement initiatives and impairments of long-lived assets primarily within the performance coatings product line of the Lubrizol Advanced Materials segment. We completed the disposition of a textile compounding plant and recognized an asset impairment for a textile coatings production line in the first quarter of 2008. In the second quarter of 2008, we announced additional steps to improve the profitability of our U.S. performance coatings business. Manufacturing of select products at various locations ceased or was transferred to more efficient production facilities in order to align manufacturing with its end-use markets. In addition, we restructured the sales, marketing and research and development organizations within our performance coatings product line. In the fourth quarter of 2008, we recorded an impairment charge associated with long-lived assets in our performance coatings product line as a result of declining demand in our textile applications. The long-lived asset impairment charges represent the excess of carrying value of the asset groups over their fair value.

Restructuring charges of $5.6 million related to our decision in the third quarter of 2008 to close a Lubrizol Additives blending, packaging and warehouse facility in Ontario, Canada.

Other Income – Net Other income-net was $16.4 million in 2009 compared with $22.6 million in 2008. The decrease in other income-net primarily was due to foreign currency losses as compared to foreign currency gains in 2008, partially offset by a $4.1 million gain recognized on the sale of an equity affiliate.

Interest Expense – Net The increase in interest expense-net compared with 2008 primarily was due to the incremental interest expense associated with the issuance of 8.875% notes due 2019, borrowings under the $150.0 million term loan in 2009 and lower interest income as a result of reduced investment returns.

Provision for Income Taxes Our effective tax rate of 29.2% decreased from over 100.0% in 2008 primarily as a result of the non-recurrence of goodwill impairment charges along with non-taxable foreign currency translation gains associated with international subsidiaries whose functional currency is the U.S. dollar as compared to non-deductible foreign currency translation losses in 2008. Excluding the impact of restructuring and impairment charges, our effective tax rate would have been 30.3% in 2008.

Net Income (Loss) Attributable to The Lubrizol Corporation Primarily as a result of the non-recurrence of goodwill impairment charges along with the other factors discussed above, net income attributable to The Lubrizol Corporation increased to $500.8 million ($7.26 per diluted share) compared with a net loss of $66.1 million ($0.97 per diluted share) in 2008. Excluding the effect of restructuring and impairment charges and the write-off of acquired in-process research and development from both years, earnings as adjusted increased to $520.6 million ($7.55 per diluted share) compared with $280.8 million ($4.09 per diluted share) in 2008. The following table provides a reconciliation of earnings to earnings as adjusted:

	Year Ended December 31, 2009			Year Ended December 31, 2008
(In Millions of Dollars Except Per Share Data)	Income Before Income Taxes	Net Income Attributable to Lubrizol	Diluted EPS	Income Before Income Taxes	Net Income (Loss) Attributable to Lubrizol	Diluted EPS
Earnings (loss)	$725.8	$500.8	$7.26	$17.0	$(66.1)	$(0.97)
Adjustments:
Restructuring and impairment charges	30.4	19.8	0.29	394.0	345.9	5.04
Write-off of IPR&D	–	–	–	1.6	1.0	0.01
Pro forma effect of dilution on earnings as adjusted*						0.01

Earnings as adjusted (non-GAAP)	$756.2	$520.6	$7.55	$412.6	$280.8	$4.09

*	Our 2008 loss per share for GAAP does not allow for the inclusion of the dilutive effect of shares in the denominator of our per share calculation since this effect would be anti-dilutive. The earnings per share impact of each adjustment is reflected as if the dilutive shares were used in the denominator of the calculation. The pro forma effect of dilution on earnings as adjusted is included in the reconciliation of our non-GAAP measure so that earnings as adjusted reflects the impact of any applicable dilutive shares.

THE LUBRIZOL CORPORATION	21

SEGMENT ANALYSIS

We primarily evaluate performance and allocate resources based on segment operating income as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the product lines included within each segment. Segment operating income will reconcile to consolidated income before income taxes by deducting corporate expenses and other income that are not attributable to the segments, the write-off of acquired in-process research and development, restructuring and impairment charges and net interest expense.

The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	2010	2009	2008
Revenues:
Lubrizol Additives	72%	72%	70%
Lubrizol Advanced Materials	28%	28%	30%

Segment Operating Income:
Lubrizol Additives	81%	82%	83%
Lubrizol Advanced Materials	19%	18%	17%

Lubrizol Additives Segment

				2010 vs. 2009		2009 vs. 2008
(In Millions of Dollars)	2010	2009	2008	$ Change	% Change	$ Change	% Change
Revenues	$3,884.3	$3,283.9	$3,541.5	$600.4	18%	$(257.6)	(7%)
Gross profit	1,301.0	1,088.3	749.3	212.7	20%	339.0	45%
STAR expenses	335.8	309.2	313.1	26.6	9%	(3.9)	(1%)
Segment operating income	971.2	787.8	434.5	183.4	23%	353.3	81%

2010 Compared With 2009

Revenues The increase in revenues compared with 2009 was due to a 10% increase in volume and a 9% improvement in the combination of price and product mix, partially offset by a 1% unfavorable currency impact. The improvement in the combination of price and product mix was driven by the recovery in our driveline and industrial additives product line and the implementation of several price increases during the year.

The following table shows the geographic mix of our volume as well as the percentage changes compared with 2009:

	2010 Volume	2010 vs. 2009 % Change
North America	31%	9%
Europe	32%	14%
Asia-Pacific / Middle East	29%	10%
Latin America	8%	8%

Total	100%	10%

Volume increased across all geographic zones and product lines in comparison with 2009, the first half of which was impacted severely by the global recession and destocking of customers’ inventories. Volume increased 27% in our driveline and industrial additives product line and 6% in our engine additives product line compared with 2009. The volume improvement was more pronounced in our driveline and industrial additives product line as it was affected more severely during 2009 than our engine additives product line.

Gross Profit Gross profit increased $212.7 million, or 20%, compared with 2009 primarily due to higher volume, improved price and product mix and increased utilization of our manufacturing facilities, partially offset by higher raw material and manufacturing costs and an unfavorable currency impact. Average raw material cost increased 11% compared with 2009. Our average raw material cost has increased steadily beginning in the second half of 2009 primarily due to tight supply conditions for some of our raw materials, and we anticipate that costs will continue to rise during 2011. Total manufacturing costs increased 4% compared with 2009 primarily due to increased production supplies and services, salaries and wages attributable to annual merit increases and maintenance costs, along with the non-recurrence of a $6.2 million insurance recovery in 2009 for previously incurred environmental remediation costs. These increases were offset partially by improved utilization of our manufacturing facilities and a favorable currency impact. We incurred only $8.1 million

22	THE LUBRIZOL CORPORATION

of unabsorbed manufacturing costs compared with $50.6 million of unabsorbed manufacturing costs in 2009 due to lower than normal production levels. Accordingly, our gross profit percentage increased to 33.5% from 33.1% in 2009.

Selling, Testing, Administrative and Research Expenses STAR expenses increased $26.6 million, or 9%, compared with 2009 primarily as a result of increased salaries and benefits attributable to annual merit increases and higher outside and internal testing, travel and REACH product registration costs in Europe.

Other Income – Net Other income-net was $11.8 million compared with $14.6 million in 2009. The decrease between years primarily was due to the non-recurrence of a $4.1 million gain recognized on the sale of an equity affiliate in 2009.

Segment Operating Income Segment operating income increased 23% compared with 2009 primarily due to the factors discussed above.

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

Volume decreased across all geographic markets as a result of weak demand caused by the global recession and destocking of customers’ inventories predominately in the first half of 2009. The decline in our Asia-Pacific / Middle East market was less severe than our other markets due to the higher proportion of engine additives in the product mix, which primarily is a service fill business, and favorable customer order patterns particularly in China. Volume declined in both of our product lines; however, our driveline and industrial additives product line was affected more severely than our engine additives product line. Worldwide demand recovered significantly in the second half of 2009 influenced by customers replenishing their inventories. Volume for 2008 benefited from strong customer demand in our international zones and emerging market growth.

Gross Profit Gross profit increased $339.0 million, or 45%, compared with 2008 primarily due to lower raw material costs and improvements in the combination of price and product mix, which more than offset lower volume and an unfavorable currency impact. Average raw material cost decreased 20% compared with 2008. Total manufacturing costs increased 2% compared with 2008 primarily due to higher incentive compensation expense, partially offset by lower utility and other variable production costs, a favorable currency impact and cost reduction initiatives. In addition, manufacturing costs also benefited from a $6.2 million insurance recovery for previously incurred environmental remediation costs. In response to the lower sales volume, we reduced production in order to reduce inventories, and, as a result, we incurred $50.6 million of unabsorbed manufacturing costs due to lower than normal production levels. Manufacturing costs in 2008 included unabsorbed manufacturing costs of $9.5 million associated with the temporary shutdown of our two Houston-area manufacturing facilities due to Hurricane Ike and the temporary shutdown of production lines in the fourth quarter to reduce inventories. Our gross profit percentage increased to 33.1% from 21.2% in 2008 as a result of lower average raw material cost and price increases initiated in 2008.

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

Segment Operating Income Segment operating income increased 81% compared with 2008 primarily due to the factors discussed above.

THE LUBRIZOL CORPORATION	23

Lubrizol Advanced Materials Segment

				2010 vs. 2009		2009 vs. 2008
(In Millions of Dollars)	2010	2009	2008	$ Change	% Change	$ Change	% Change
Revenues	$1,533.5	$1,302.4	$1,486.3	$231.1	18%	$(183.9)	(12%)
Gross profit	490.0	427.0	372.0	63.0	15%	55.0	15%
STAR Expenses	247.2	242.5	264.8	4.7	2%	(22.3)	(8%)
Segment operating income	227.5	168.7	88.8	58.8	35%	79.9	90%

2010 Compared With 2009

Revenues The increase in revenues compared with 2009 was due to a 15% increase in volume and a 4% improvement in the combination of price and product mix, partially offset by a 1% unfavorable currency impact. The improvement in the combination of price and product mix was due to the implementation of multiple price increases across all businesses during the year, partially offset by unfavorable product mix largely within our Noveon consumer specialties product line.

The following table shows the geographic mix of our volume as well as the percentage changes compared with 2009:

	2010 Volume	2010 vs. 2009 % Change
North America	60%	12%
Europe	15%	13%
Asia-Pacific / Middle East	22%	31%
Latin America	3%	5%

Total	100%	15%

Volume increased in all geographic zones in comparison with 2009, the first half of which was impacted severely by the global recession. The increase in our Asia-Pacific / Middle East market was due to strong customer demand in our engineered polymers product line, particularly in India and the Middle East. Excluding a low-margin contract manufacturing arrangement that we exited at the end of 2009 in our Noveon consumer specialties product line, volume in Latin America increased 23%. Volume increased 27% in our engineered polymers product line, 11% in our performance coatings product line and 9% in our Noveon consumer specialties product line compared with 2009. Excluding the exited business in Latin America, volume in our Noveon consumer specialties product line increased 11%.

Gross Profit Gross profit increased $63.0 million, or 15%, compared with 2009 primarily due to higher volume, partially offset by higher raw material and manufacturing costs. Average raw material cost increased 10% compared with 2009. Our average raw material cost has increased steadily beginning in the second half of 2009 primarily due to tight supply conditions, and we anticipate that costs will continue to rise in 2011. Total manufacturing costs increased 4% compared with 2009 primarily due to increased production supplies and services and salaries and wages. As a result of improved utilization of our manufacturing facilities, we incurred only $11.9 million of unabsorbed manufacturing costs compared with $24.3 million of unabsorbed manufacturing costs in 2009 due to lower than normal production levels. Our gross profit percentage decreased to 32.0% compared with 32.8% in 2009 primarily as a result of raw material cost increases that exceeded our selling price increases, along with an unfavorable product mix in our Noveon consumer specialties product line.

Selling, Testing, Administrative and Research Expenses STAR expenses increased $4.7 million, or 2%, compared with 2009 primarily as a result of increased salaries and benefits attributable to annual merit increases.

Segment Operating Income Segment operating income increased 35% compared with 2009 primarily due to the factors discussed above.

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

24	THE LUBRIZOL CORPORATION

The following table shows the geographic mix of our volume as well as the percentage changes compared with 2008:

	2009 Volume	2009 vs. 2008 % Change	Excluding the Impact of Acquisitions % Change
North America	62%	(25%)	(27%)
Europe	16%	(24%)	(24%)
Asia-Pacific / Middle East	19%	5%	(5%)
Latin America	3%	(14%)	(14%)

Total	100%	(20%)	(23%)

Excluding the impact of acquisitions, volume decreased in all of our geographic markets and product lines primarily as a result of the global recession. Our performance coatings and engineered polymers product lines were affected more severely than our Noveon consumer specialties product line.

Gross Profit Gross profit increased $55.0 million, or 15%, compared with 2008 primarily due to improvements in the combination of price and product mix, particularly in our Noveon consumer specialties product line, and lower raw material and manufacturing costs, partially offset by lower volume. Average raw material cost decreased 9% compared with 2008. Total manufacturing costs decreased 4% compared with 2008 primarily due to cost reduction initiatives, a favorable currency impact and previously announced restructurings and product discontinuations. In response to the lower sales volume, we reduced production in order to reduce inventories, and, as a result, we incurred $24.3 million of unabsorbed manufacturing costs due to lower than normal production levels. Manufacturing costs in 2008 included unabsorbed manufacturing costs of $9.9 million associated with the temporary shutdown of production lines in the fourth quarter to reduce inventories. Our gross profit percentage increased to 32.8% compared with 25.0% in 2008 as a result of lower average raw material cost and improvements in the combination of price and product mix.

Selling, Testing, Administrative and Research Expenses STAR expenses decreased $22.3 million, or 8%, compared with 2008 primarily due to the benefits from previously announced restructuring programs and other cost reduction initiatives, a favorable currency impact and lower project costs associated with the implementation of a common information systems platform, partially offset by an increase in incentive compensation expense.

Segment Operating Income Segment operating income increased 90% compared with 2008 primarily due to the factors discussed above.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Selected Measures of Liquidity and Capital Resources

The following table summarizes our financial indicators of liquidity:

	2010	2009
Cash and cash equivalents (in millions of dollars)	$896.2	$991.0
Working capital (in millions of dollars)	$1,829.2	$1,709.4
Current ratio	3.5	3.7
Debt as a % of capitalization	37%	39%
Net debt as a % of capitalization	16%	16%

Summary of Cash Flows

The following table summarizes the major components of cash flows:

(In Millions of Dollars)	2010	2009	2008
Cash provided by (used for):
Operating activities	$688.9	$951.1	$223.3
Investing activities	(177.7)	(129.0)	(273.7)
Financing activities	(598.4)	(22.7)	(245.2)
Effect of exchange-rate changes on cash	(7.6)	5.4	(20.5)

Net (decrease) increase in cash and cash equivalents	$(94.8)	$804.8	$(316.1)

THE LUBRIZOL CORPORATION	25

Operating Activities

Cash provided by operating activities decreased $262.2 million compared with 2009. The decrease in cash provided by operating activities primarily was attributable to higher working capital and a $29.2 million lump-sum payment made to secure land-use rights for our new additives facility in China, partially offset by the improvement in our earnings. Cash flow from inventories decreased by $374.3 million due to higher raw material costs in 2010 and our strategic decision to increase safety stocks to ensure greater security of supply. Cash flow from receivables decreased by $120.8 million due to an increase in sales in 2010 as compared with 2009 and the recognition of an income tax receivable associated with utilizing foreign tax credits. Cash flow from accounts payable and other current liabilities increased by $54.0 million primarily due to the increased level of inventory purchases.

Cash provided by operating activities increased $727.8 million in 2009 compared with 2008. The increase in cash provided by operating activities primarily was attributable to the improvement in our earnings and a significant decrease in our inventories. Cash flow from inventories improved by $410.4 million due to our efforts to reduce excess inventories as well as lower raw material costs in 2009. Cash flow from receivables decreased by $18.7 million due to an increase in fourth quarter sales in 2009 as compared to 2008. Cash flow from accounts payable and other current liabilities improved by $72.9 million primarily due to the increase in incentive compensation liabilities.

We manage inventories and receivables on the basis of average days sales in inventory and average days sales in receivables. Our average days sales in receivables were 46.3 days, 47.9 days and 49.1 days for the years ended December 31, 2010, 2009 and 2008, respectively. Our average days sales in inventory were 81.6 days, 87.0 days and 77.1 days for the years ended December 31, 2010, 2009 and 2008, respectively.

Investing Activities

Our capital expenditures in 2010 were $175.9 million as compared with $139.9 million and $202.6 million in 2009 and 2008, respectively. In 2010, capital expenditures for Lubrizol Additives primarily were made to maintain existing manufacturing capacity and plant infrastructure. Approximately 35% of the capital expenditures in the Lubrizol Advanced Materials segment related to increasing capacity. In 2011, we estimate that annual capital expenditures will increase to between $300.0 million and $320.0 million primarily due to our plans to construct a new additives facility in China, expand our Carbopol® production capabilities in the U.S. and resume infrastructure spending that was deferred during the recession.

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

In 2008, we recorded a cash outflow of $50.0 million associated with an investment held in a money market mutual fund that no longer was considered a cash equivalent. Subsequently, we received proceeds totaling $49.5 million from this money market mutual fund.

Financing Activities

Cash used for financing activities of $598.4 million in 2010 primarily consisted of $500.3 million to repurchase approximately 5.3 million of our common shares, $93.5 million to pay dividends and $46.0 million to repay the balance outstanding under the euro revolving credit facility. Cash used for financing activities partially was offset by a $20.0 million grant received from the Chinese government to be used exclusively for the construction and development of our new additives facility in China.

Cash used for financing activities of $22.7 million in 2009 primarily consisted of $490.9 million to repay the 4.625% notes and balances under the revolving credit facilities and $84.0 million to pay dividends, partially offset by $543.6 million of net proceeds received from the issuance of 8.875% notes due 2019 and proceeds from the exercise of stock options. In addition, we entered into a $150.0 million term loan in the first quarter that we repaid in full without penalty in the fourth quarter.

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

26	THE LUBRIZOL CORPORATION

Capitalization, Liquidity and Credit Facilities

At December 31, 2010, our total debt outstanding of $1,352.0 million consisted of 85% fixed-rate debt and 15% variable-rate debt that includes $200.0 million of fixed-rate debt swapped for a variable rate. Our weighted-average interest rate at December 31, 2010, was approximately 7.0%.

Total debt as a percent of capitalization was 37% at December 31, 2010. Our net debt as a percent of capitalization at December 31, 2010, was 16%. Net debt represents total short-term and long-term debt, excluding unrealized gains and losses on derivative instruments designated as fair value hedges of fixed-rate debt, reduced by cash and cash equivalents. Capitalization is calculated as total equity plus net debt.

In July 2010, we entered into a five-year, unsecured $500.0 million revolving credit facility expiring in July 2015. In conjunction with this facility, we terminated the $350.0 million revolving credit facility that would have expired in September 2011. The facility permits us to borrow at variable rates based upon LIBOR or the lenders’ base rate, as defined in the credit agreement, plus a specified spread. The spread is dependent on our long-term unsecured senior debt rating from Standard and Poor’s and Moody’s Investors Service. We may request an increase of $25.0 million or more to the facility amount once each year, up to an aggregate maximum of $750.0 million, subject to approval by the lenders. We had no borrowings outstanding under this facility at December 31, 2010, or at any other time during 2010.

The €150.0 million revolving credit facility, which expires in July 2012, allows us to borrow at variable rates based on EURIBOR for euro borrowings or LIBOR for dollar or pound sterling borrowings plus a specified credit spread. We may elect to increase the euro facility amount once each year in increments of €10.0 million, up to an aggregate maximum of €200.0 million, subject to approval by the lenders. We had no borrowings outstanding under this facility at December 31, 2010, or at any other time after January 2010.

Under the U.S. and euro bank credit agreements, we are required to comply with financial ratios of debt to Consolidated EBITDA and Consolidated EBITDA to interest expense. As defined in the credit agreements, Consolidated EBITDA represents consolidated earnings before interest, income taxes, depreciation and amortization, extraordinary, unusual or non-recurring non-cash gains or losses, including the sale of property and equipment and goodwill impairments, and non-cash gains or losses from less than wholly owned subsidiaries and investments. The credit agreements require that the ratio of debt to Consolidated EBITDA be less than 3.5:1 and the ratio of Consolidated EBITDA to interest expense be greater than 3.5:1. At December 31, 2010, we maintained a ratio of debt to Consolidated EBITDA of 1.1:1 and a ratio of Consolidated EBITDA to interest expense of 12.5:1.

On January 19, 2010, we announced our decision to proceed with a 10-year phased investment in the Lubrizol Additives segment to increase global capacity and upgrade operations at existing facilities. On October 15, 2010, we announced the groundbreaking of our new manufacturing facility in southern China, within the Zhuhai Gaolan Port Economic Zone. The new facility will complement our existing joint venture, Lanzhou Lubrizol Lanlian Additive Co., Ltd., and is being developed and phased in to respond to lubricant growth in Asia and to better match our manufacturing for global demand patterns. We expect to commence operations in the first half of 2013, beginning with the manufacture of select additive components, and eventually include the manufacture and blending of driveline, industrial and fuel additive products. We estimate that the first phase of the new facility will require an investment over the next three years in excess of $250 million.

On January 21, 2011, we acquired the Performance Products Group of Nalco Company, a supplier of value-added specialty polymers and formulation additives marketed to the global personal care and household care industries, for approximately $164.2 million in cash. The agreement includes all Nalco personal care dedicated technology, know-how, trade names and customer lists, as well as royalty-free access to the use of technology and intellectual property currently shared with other Nalco businesses.

Our board of directors has authorized a share repurchase program that permits us to repurchase our common shares either in the open market or through private transactions. At December 31, 2010, there were approximately 3.4 million remaining shares available for repurchase under this program. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time.

We believe that our cash flow from operations, borrowing capacity under the credit facilities and our current cash and cash equivalents provide sufficient liquidity to maintain our current operations and capital expenditure requirements, pay dividends, repurchase shares, pursue acquisitions and service our debt.

THE LUBRIZOL CORPORATION	27

Contractual Cash Obligations

The following table shows our contractual cash obligations under debt agreements, leases, non-cancelable purchase commitments and other long-term liabilities at December 31, 2010:

	Payments Due by Period
(In Millions of Dollars)	Total	2011	2012 - 2013	2014 - 2015	2016 and After
Total debt (1)	$1,351.8	$0.4	$0.6	$450.5	$900.3
Interest (2)	1,071.6	95.9	191.8	167.0	616.9
Operating leases	102.8	25.2	35.0	20.2	22.4
Non-cancelable purchase commitments (3)	246.3	62.2	97.9	79.6	6.6
Other long-term liabilities (4)(5)	280.8	75.5	143.8	7.5	54.0

Total contractual cash obligations	$3,053.3	$259.2	$469.1	$724.8	$1,600.2

(1)	Total debt includes both the current and long-term portions of debt as reported in Note 8 to the consolidated financial statements, excluding original issue discounts and unrealized gains on derivative instruments designated as fair-value hedges of fixed-rate debt.

(2)	Represents estimated contractual interest payments for fixed-rate debt only. We are not able to estimate reasonably the cash payments for interest associated with variable-rate debt due to the significant estimation required relating to both market interest rates as well as projected principal payments.

(3)	Non-cancelable purchase commitments primarily include raw materials purchased under take-or-pay contracts, drumming and service contracts, utility purchase agreements and toll processing arrangements.

(4)	We are required to make minimum contributions to our U.S. qualified defined benefit pension plans pursuant to the minimum funding requirements of the Internal Revenue Code of 1986, as amended, and the Employee Retirement Income Security Act of 1974, as amended. Funding requirements for plans outside the United States are subject to applicable local regulations. We have included expected contributions of $70.5 million in 2011 and $130.5 million in 2012 – 2013 to our defined benefit pension and non-pension postretirement plans in the above table. The expected payments associated with these plans represent an actuarial estimate of future assumed payments based upon retirement and payment patterns. Due to uncertainties regarding the assumptions involved in estimating future required contributions to our pension and non-pension postretirement benefit plans, including: (i) interest rate levels, (ii) the amount and timing of asset returns, and (iii) what, if any, changes may occur in pension funding legislation, the estimates in the table may differ materially from actual future payments. We cannot reasonably estimate payments beyond 2013.

(5)	Other long-term liabilities disclosed in the table represent long-term liabilities reported in our consolidated balance sheet at December 31, 2010, under “noncurrent liabilities,” excluding postemployment, environmental and other non-contractual liabilities. At December 31, 2010, we had gross unrecognized tax benefits of $38.5 million relating to uncertain tax positions. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with these tax positions, we are unable to estimate when cash settlement may occur.

Our debt level will require us to dedicate a portion of our cash flow to make interest and principal payments, thereby reducing the availability of our cash for acquisitions or other purposes. Nevertheless, we believe our future operating cash flow will be sufficient to cover debt service, capital expenditures, dividends, share repurchases and other obligations, and we have untapped borrowing capacity that can provide us with additional financial resources. We currently have a shelf registration statement filed with the SEC pursuant to which debt securities, preferred or common shares, or warrants may be issued. In addition, at December 31, 2010, we maintained cash and cash equivalent balances of $896.2 million and had $500.0 million available under the U.S. revolving credit facility and €150.0 million ($200.5 million) available under the euro revolving credit facility.

Off-Balance Sheet Arrangements

We have no special purpose entities or off-balance sheet debt, other than operating leases in the ordinary course of business that are disclosed in Note 18 to the consolidated financial statements.

At December 31, 2010, we had $31.6 million of contingent obligations under standby letters of credit issued in the ordinary course of business to financial institutions, customers and insurance companies to secure short-term support for a variety of commercial transactions, insurance and benefit programs.

TRANSACTIONS WITH RELATED PARTIES

We enter into a number of business arrangements with related parties, principally with the noncontrolling interests in consolidated companies and our equity affiliates. These arrangements primarily include the sale of lubricant additives and the purchase of raw materials. Refer to Note 19 to the consolidated financial statements for further discussion.

28	THE LUBRIZOL CORPORATION

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in accordance with U.S. generally accepted accounting principles requires us to make judgments, assumptions and estimates at a specific point in time that affect the amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, we have utilized available information including our past history, industry standards and the current economic environment, among other factors, in forming our estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating our estimates inherent in these financial statements may not materialize. Application of the critical accounting policies described below involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to similar businesses.

Income Taxes – We are subject to income tax laws in numerous federal, state and foreign jurisdictions that require us to use a significant amount of judgment in forming assumptions and estimates to determine our provision for income taxes and deferred tax assets and liabilities. Our provision for income taxes is based upon the tax positions taken, which are based on our research and interpretations of the income tax laws and rulings in each jurisdiction. We only recognize the economic benefit associated with a tax position if it is more likely than not that we ultimately will sustain the position. After this threshold is met, we report an income tax position at the largest amount of benefit that is more likely than not ultimately to be sustained. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions and difficulty in estimating the final resolution of complex tax audit matters, our estimates of income tax liabilities could differ from these estimates. Further, our provision for income taxes also is based, in part, upon our assessment of whether the earnings of our foreign subsidiaries will be indefinitely reinvested and thus not subject to tax in the U.S. The amount of earnings considered to be indefinitely reinvested, for which no U.S. income tax has been provided, was approximately $1,279.1 million at December 31, 2010.

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Inventory – Our inventories are stated at the lower of cost or market, which includes expenditures directly or indirectly incurred in bringing inventory to its finished state and location. We capitalize variable production overhead to each unit of production on the basis of the actual use of our production facilities. We capitalize fixed production overhead based on the normal capacity of our production facilities. Normal capacity represents a range of production levels expected to be achieved over a number of periods under normal operating conditions. The determination of normal capacity requires a significant amount of management judgment. Our range of normal capacity is based on our historical production levels, taking into consideration any changes in production capabilities at our facilities. In periods of abnormally low production, fixed production overhead that exceeds normal levels is expensed in the current period. In periods of abnormally high production, the amount of fixed overhead capitalized to each unit of production is decreased so that inventories are not measured above cost. We incurred $20.0 million and $74.9 million of unabsorbed manufacturing costs in 2010 and 2009, respectively, due to lower than normal production levels. In 2008, manufacturing costs included $19.4 million of unabsorbed costs associated with the temporary shutdown of our two Houston-area manufacturing facilities due to Hurricane Ike and the temporary shutdown of production lines in the fourth quarter to reduce inventories. Inventories are reduced to their net realizable value by an allowance for slow-moving or obsolete inventories. We estimate the allowance based on our review of inventory on-hand, considering the quality, estimated future usage and sales forecasts for the respective items.

Determination of Net Periodic Pension Cost – Each year we review with our actuaries the assumptions used in the determination of net periodic pension cost. The two most critical assumptions are the discount rate and the expected return on plan assets, which are influenced significantly by conditions within the debt and equity markets. Other assumptions include the rate of compensation increase and demographic factors such as retirement age, mortality and turnover.

We are required to select a discount rate, which represents our best estimate of the cost in the marketplace to settle all pension obligations through annuity purchases, to determine the value of future pension plan obligations. We determine the discount rate based upon current market indicators, including yields from bond portfolios that provide for a matching of bond maturities with the projected benefit cash flows from our plans. The bond portfolios consist of non-callable corporate bonds that are at least AA- quality. Volatility in the corporate debt markets directly impacts our assumed discount rate. In determining net periodic pension cost for the year ended December 31, 2010, we set our weighted-average discount rates for the U.S. pension plans and non-U.S. pension plans at 5.88% and

THE LUBRIZOL CORPORATION	29

5.55% (5.76% on a weighted-average basis for all plans), respectively. A change in the discount rate of 100 basis points would have had the following effects on 2010 net periodic pension cost:

	100 Basis Point
(In Millions of Dollars)	Increase	Decrease
U.S. pension plans	$(8.0)	$8.6
International pension plans	(3.5)	4.3

All pension plans	$(11.5)	$12.9

In developing our assumption for the expected long-term rate of return on plan assets, we considered historical returns as well as the future expectations for returns for each asset class based on the target asset allocation of the pension portfolio. A sustained depression in the returns of debt and equity securities could cause a reduction in our assumed return on plan assets. At December 31, 2010, our U.S. pension plans’ assets had an investment mix that approximated 70% in equity securities and 30% in fixed income and other securities, while our non-U.S. pension plans’ assets had an investment mix that approximated 46% in equity securities and 54% in fixed income and other securities. In determining net periodic pension cost for the year ended December 31, 2010, we set our weighted-average expected long-term rate of return on plan assets for the U.S. pension plans and non-U.S. pension plans at 8.25% and 6.75% (7.58% on a weighted-average basis for all plans), respectively, based on our investment mix and projected market returns. We believe our expected long-term rates of return represent reasonable returns that could be achieved over the long term using our current asset allocations and investment strategies. A change in the rate of return of 100 basis points would have had the following effects on 2010 net periodic pension cost:

	100 Basis Point
(In Millions of Dollars)	Increase	Decrease
U.S. pension plans	$(3.0)	$3.0
International pension plans	(2.1)	2.1

All pension plans	$(5.1)	$5.1

We expect our 2011 pension expense to be approximately $46.5 million. For the year ended December 31, 2011, our weighted-average discount rate assumptions for net periodic pension cost for the U.S. pension plans and non-U.S. pension plans are 5.38% and 5.42% (5.39% on a weighted-average basis for all plans), respectively. Our weighted-average expected long-term rate of return on plan assets for the U.S. pension plans and non-U.S. pension plans are 8.25% and 6.83% (7.68% on a weighted-average basis for all plans), respectively. The expected increase in pension expense in 2011, excluding settlement charges, primarily is due to an increase in the amortization of actuarial losses.

Impairment of Goodwill and Intangible Assets – Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. We assign goodwill arising from businesses acquired to the reporting units that are expected to benefit from the synergies of the acquisition. Our reporting units are either at the operating segment level or a component one level below our operating segments that constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. We have determined that our Lubrizol Additives operating segment constitutes a reporting unit, and that our Estane engineered polymers business, TempRite engineered polymers business, Noveon consumer specialties product line and performance coatings product line within our Lubrizol Advanced Materials operating segment constitute separate reporting units. We assign assets and liabilities, including deferred income taxes, to our reporting units if the asset or liability relates to the operations of a reporting unit and is considered in determining the fair value of the reporting unit. Cash and debt obligations are excluded from the carrying value of our reporting units. Goodwill is tested annually each October 1, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. At December 31, 2010, the remaining value of goodwill associated with our Lubrizol Additives, Estane, TempRite and Noveon consumer specialties reporting units totaled $183.4 million, $60.2 million, $68.3 million and $453.7 million, respectively. No goodwill remains within our performance coatings reporting unit at December 31, 2010.

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

30	THE LUBRIZOL CORPORATION

the period covered by the long-range plan. Lastly, we develop a weighted average cost of capital to discount the expected future cash flows and terminal value. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market participants of a business enterprise, with the weighting of returns based on the capitalization of comparable companies. The sum of the calculated fair values of the reporting units is then reconciled to our total market capitalization, which includes an estimated control premium based on levels being paid currently within our industry. We include a control premium as the quoted market price of a single share of our common stock does not reflect the value that would be derived from owning a controlling interest in our individual reporting units. We corroborate our estimated control premium by comparing it to those paid in recent acquisitions within the chemical industry. If the discounted cash flow analysis yields a fair value estimate less than the reporting unit’s carrying value, we would proceed to step two of the impairment test. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. In performing this allocation of fair value to the assets and liabilities of the reporting unit, we obtain appraisals of long-lived assets and identifiable intangible assets from third-party valuation firms to support the fair values allocated. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and, if the carrying amount exceeds the implied fair value, an impairment charge is recorded for the difference. We use the best available information to prepare our cash flow and weighted average cost of capital assumptions; however, actual future cash flows or market conditions could differ significantly.

No impairment of goodwill was identified in connection with the 2010 or 2009 annual impairment test. Key assumptions used to determine the fair value of our reporting units at October 1, 2010, were the expected after-tax cash flows for the period of 2011 to 2020, terminal growth rates of 1.0% to 3.0% and weighted average costs of capital of 10.75% to 15.0%. The fair value of our Estane, Noveon consumer specialties and Lubrizol Additives reporting units would have to decline by over 25%, 50% and 75%, respectively, to indicate the potential for an impairment of their goodwill. Therefore, we believe that the estimated fair values of these reporting units substantially exceed their carrying values at December 31, 2010. The fair value of our TempRite reporting unit would have to decline by over 15% to indicate the potential for an impairment of its goodwill. Our TempRite reporting unit serves customers who produce plastic piping for residential and commercial plumbing, fire sprinkler systems and industrial piping applications, and is thus subject to cyclical demand patterns within these markets. Our after-tax cash flows for the TempRite reporting unit assume a recovery within the U.S. residential and commercial construction markets beginning in 2011 along with continued growth in emerging markets, primarily in India. To the extent the weakness in the U.S. residential and commercial markets persists longer than expected, emerging market growth does not come to fruition or the capital markets deteriorate, our TempRite reporting unit may experience a decline in fair value that could result in an impairment.

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

		Approximate Increase /(Decrease) to Impairment Charge
(In Millions of Dollars)	Change	Estane	TempRite	Performance Coatings
Weighted average cost of capital	+10%	$34.0	$31.0	$—
Weighted average cost of capital	-10%	(45.0)	(42.0)	—
After-tax cash flows	+10%	(26.0)	(24.0)	—
After-tax cash flows	-10%	26.0	24.0	—

THE LUBRIZOL CORPORATION	31

The major components of the company’s other intangible assets resulting from business acquisitions are customer lists, technology, trademarks and patents. Finite-lived intangible assets are amortized using the straight-line method over their useful lives that range between 3 and 20 years. Intangible assets determined to have indefinite lives are not amortized, but are tested for impairment at least annually. We have elected October 1 as the annual evaluation date to test for potential impairment of indefinite-lived intangible assets. A relief-from-royalty model is used to determine whether the fair value of an indefinite-lived trademark exceeds its carrying amount. The relief-from-royalty calculations require us to make a number of assumptions and estimates concerning future levels of revenues related to the trademark, market royalty rates for intellectual property, future tax rates and amortization related tax benefits, and discount rates. As of October 1, 2010, we assumed market royalty rates ranging from 0.5% to 2.0% of future levels of revenues and discount rates ranging from 13.25% to 20.0%.

Impairment of Long-Lived Assets – We review the carrying value of our long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss exists when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent, cash flows are available. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying amount of the assets. Fair value generally is determined based upon a discounted cash flow analysis.

The determination of both undiscounted and discounted cash flows requires us to make significant estimates and consider the expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted and discounted cash flows arising from changes in anticipated actions could impact the determination of whether an impairment exists and the amount of the impairment charge recorded.

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

Sales Discounts, Allowances and Rebates – We offer sales discounts and rebates to certain customers to promote customer loyalty and to encourage greater product sales. These rebate programs provide that upon the attainment of pre-established volume or revenue milestones for a specified period, the customer receives credits against purchases. We estimate the provision for rebates based upon the specific terms in each agreement at the time of shipment and an estimate of the customer’s achievement of the respective milestones. We accrue customer claims, returns and allowances and discounts based upon our history of claims and sales returns and allowances. The estimated provisions significantly could be affected if future occurrences and claims differ from these assumptions and historical trends.

Legal and Environmental Contingencies – We are involved in a variety of claims, suits, investigations and administrative proceedings with respect to commercial, premises liability, product liability, employment and environmental matters arising from the ordinary course of business. We accrue reserves for legal and environmental exposures, on an undiscounted basis, when it is probable that we have incurred a liability and we can reasonably estimate an amount. When a single amount cannot be reasonably estimated, but the cost can be estimated within a range, we accrue the minimum amount in the range. Based upon facts and information currently available, we believe the amounts reserved are adequate for such pending matters. We monitor the development of legal proceedings and environmental matters on a regular basis and will adjust our reserves when, and to the extent, additional information becomes available.

Business Combinations – We allocate the purchase price of business combinations to assets acquired and liabilities assumed based on their fair value at the date of acquisition. In estimating the fair value of the tangible and intangible assets and liabilities acquired, we consider information obtained during our due diligence process and utilize various valuation methods including market prices, where available, appraisals, comparisons to transactions for similar assets and liabilities and present value of estimated future cash flows. We are required to make subjective estimates in connection with these valuations and allocations.

Asset Retirement Obligations – We recognize the fair value of a liability for an asset retirement obligation (ARO) at the time it is identified and when a reasonable estimate of fair value can be made. We have recognized liabilities for AROs related to asbestos remediation activities and lease imposed obligations. In addition, we have identified additional AROs for asbestos remediation activities that may be required in the future. However, due to the long-term, productive nature of our manufacturing operations, absent plans or expectation of plans to initiate asset retirement activities, we are unable to reasonably estimate the fair value of such asbestos remediation liabilities since the potential settlement dates cannot be determined at this time.

32	THE LUBRIZOL CORPORATION

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

•	Our ability to execute effectively our capacity expansion plans, including the construction of our new facility in southern China.

•	Our ability to continue to maximize efficiencies in our procurement and manufacturing processes and manage our cost structure.

•	The extent to which we are successful in expanding our business in new and existing markets and identifying, understanding and managing the risks inherent in those markets.

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

In the normal course of business, we use derivative financial instruments including interest rate and commodity hedges and forward foreign currency exchange contracts to manage our market risks. Our objective in managing our exposure to changes in interest rates is to limit the impact of such changes on our earnings and cash flow. Our objective in managing the exposure to changes in foreign currency exchange rates is to reduce volatility on our earnings and cash flow associated with such changes. Our primary currency exposures are the euro, the pound sterling, the Japanese yen, the Chinese yuan and the Brazilian real. Our objective in managing our exposure to changes in commodity prices is to reduce the volatility of utility expense on earnings. We do not hold derivatives for trading purposes.

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

THE LUBRIZOL CORPORATION	33

Our primary interest rate exposures relate to our cash and cash equivalents, fixed-rate and variable-rate debt and interest rate swaps. The calculation of potential loss in fair value is based on an immediate change in the net present values of our interest rate-sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flow and income before tax is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% increase or decrease in interest rates would have had a respective favorable or unfavorable impact on fair values of $52.8 million and $60.7 million at December 31, 2010 and 2009, respectively. In addition, a hypothetical 10% increase or decrease in interest rates would have had a respective unfavorable or favorable impact on annualized cash flows and income before tax of $0.3 million and $0.4 million in 2010 and 2009, respectively.

Our primary currency exchange rate exposures are to intercompany debt, cash and cash equivalents, forward foreign currency exchange contracts and foreign currency-denominated debt. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our currency exposures due to a 10% shift in exchange rates. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% increase or decrease in currency exchange rates would have had a respective unfavorable or favorable impact on fair values of $42.2 million and $32.4 million at December 31, 2010 and 2009, respectively. In addition, a hypothetical 10% increase or decrease in currency exchange rates would have had a respective unfavorable or favorable impact on annualized cash flows of $50.9 million and $42.1 million and on annualized income before tax of $8.1 million and $4.4 million in 2010 and 2009, respectively.

Our primary commodity hedge exposure relates to natural gas expense. The calculation of potential loss in fair value is based on an immediate change in the U.S. dollar equivalent balances of our commodity exposure due to a 10% shift in the underlying commodity prices. The potential loss in cash flow and income before tax is based on the change in cash flow and income before tax over a one-year period resulting from an immediate 10% change in commodity prices. A hypothetical 10% increase or decrease in commodity prices would have had a respective favorable or unfavorable impact on fair values, annualized cash flows and income before tax of $0.5 million and $1.3 million at December 31, 2010 and 2009, respectively.

34	THE LUBRIZOL CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

The Lubrizol Corporation

We have audited the accompanying consolidated balance sheets of The Lubrizol Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Lubrizol Corporation and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Cleveland, Ohio

February 25, 2011

THE LUBRIZOL CORPORATION	35

THE LUBRIZOL CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
(In Millions of Dollars Except Per Share Data)	2010	2009	2008
Revenues	$5,417.8	$4,586.3	$5,027.8
Cost of sales	3,626.8	3,071.0	3,906.5

Gross profit	1,791.0	1,515.3	1,121.3
Selling and administrative expenses	452.1	435.2	417.7
Research, testing and development expenses	225.8	212.1	220.9
Amortization of intangible assets	24.9	25.2	27.0
Write-off of acquired in-process research and development	–	–	1.6
Restructuring and impairment charges	11.7	30.4	394.0
Other income - net	(21.8)	(16.4)	(22.6)
Interest income	(5.7)	(7.5)	(12.4)
Interest expense	99.7	110.5	78.1

Income before income taxes	1,004.3	725.8	17.0
Provision for income taxes	255.6	211.6	75.9

Net income (loss)	748.7	514.2	(58.9)
Net income attributable to noncontrolling interests	16.5	13.4	7.2

Net income (loss) attributable to The Lubrizol Corporation	$732.2	$500.8	$(66.1)

Net income (loss) per share attributable to The Lubrizol Corporation, basic	$10.88	$7.36	$(0.97)

Net income (loss) per share attributable to The Lubrizol Corporation, diluted	$10.64	$7.26	$(0.97)

Dividends paid per share	$1.39	$1.24	$1.23

The accompanying notes are an integral part of these consolidated financial statements.

36	THE LUBRIZOL CORPORATION

THE LUBRIZOL CORPORATION CONSOLIDATED BALANCE SHEETS
	December 31,
(In Millions of Dollars Except Share Data)	2010	2009
ASSETS
Cash and cash equivalents	$896.2	$991.0
Receivables	723.5	615.1
Inventories	821.8	630.5
Deferred income taxes	81.5	77.8
Other current assets	27.1	32.2

Total current assets	2,550.1	2,346.6

Property and equipment - at cost	2,981.6	2,960.7
Less accumulated depreciation	1,798.1	1,773.1

Property and equipment - net	1,183.5	1,187.6

Goodwill	765.6	790.7
Intangible assets - net	299.4	330.7
Other assets	168.4	114.4

TOTAL	$4,967.0	$4,770.0

LIABILITIES AND TOTAL EQUITY
Current portion of long-term debt	$0.4	$0.3
Accounts payable	369.2	299.5
Accrued expenses and other current liabilities	351.3	337.4

Total current liabilities	720.9	637.2

Long-term debt	1,351.6	1,390.3
Pension obligations	298.8	309.3
Other postretirement benefit obligations	93.3	92.7
Noncurrent liabilities	151.6	153.3
Deferred income taxes	70.1	57.4

Total liabilities	2,686.3	2,640.2

Contingencies and commitments

Redeemable stock-based awards	9.6	–

Preferred stock without par value - unissued	–	–
Common shares without par value:
Authorized - 120,000,000 shares
Outstanding - 64,034,811 shares at December 31, 2010, after deducting 22,161,083 treasury shares; 68,436,977 shares at December 31, 2009, after deducting 17,758,917 treasury shares	813.6	826.4
Retained earnings	1,517.4	1,322.4
Accumulated other comprehensive loss	(137.5)	(88.0)

Total of The Lubrizol Corporation shareholders’ equity	2,193.5	2,060.8

Noncontrolling interests	77.6	69.0

Total equity	2,271.1	2,129.8

TOTAL	$4,967.0	$4,770.0

The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORPORATION	37

THE LUBRIZOL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(In Millions of Dollars)	2010	2009	2008
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (loss)	$748.7	$514.2	$(58.9)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	169.0	170.3	173.5
Deferred income taxes	18.3	15.7	(31.6)
Stock-based compensation	19.3	21.4	11.3
Restructuring and impairment charges	3.9	13.1	383.4
(Gain) loss from sales of assets	(1.1)	(4.0)	0.5
Change in current assets and liabilities, net of acquisitions:
Receivables	(117.0)	3.8	22.5
Inventories	(187.9)	186.4	(224.0)
Accounts payable, accrued expenses and other current liabilities	81.6	27.6	(45.3)
Other current assets	6.1	(7.4)	(0.3)

	(217.2)	210.4	(247.1)
Payment for land-use rights	(29.2)	–	–
Other items - net	(22.8)	10.0	(7.8)

Total operating activities	688.9	951.1	223.3

INVESTING ACTIVITIES
Capital expenditures	(175.9)	(139.9)	(202.6)
Acquisitions	(2.5)	(1.0)	(60.5)
Purchase of investments	–	–	(50.0)
Proceeds from investments	3.6	6.5	39.4
Other items - net	(2.9)	5.4	—

Total investing activities	(177.7)	(129.0)	(273.7)

FINANCING ACTIVITIES
Changes in short-term debt - net	–	(4.8)	4.8
Repayments of long-term debt	(46.0)	(640.9)	(200.3)
Proceeds from the issuance of long-term debt	–	693.6	108.2
Proceeds from government grant	20.0	–	–
Payment of Treasury rate lock upon settlement	–	(16.7)	–
Payment of debt issuance costs	(2.9)	(7.2)	–
Dividends to Lubrizol shareholders	(93.5)	(84.0)	(83.5)
Dividends to noncontrolling interests	(10.6)	(6.6)	(5.3)
Common shares purchased	(500.3)	–	(75.1)
Proceeds from the exercise of stock options	19.7	32.9	3.8
Excess tax benefit from the exercise of stock options and awards	15.2	11.0	2.2

Total financing activities	(598.4)	(22.7)	(245.2)
Effect of exchange rate changes on cash	(7.6)	5.4	(20.5)

Net (decrease) increase in cash and cash equivalents	(94.8)	804.8	(316.1)

Cash and cash equivalents at the beginning of year	991.0	186.2	502.3

Cash and cash equivalents at the end of year	$896.2	$991.0	$186.2

The accompanying notes are an integral part of these consolidated financial statements.

38	THE LUBRIZOL CORPORATION

THE LUBRIZOL CORPORATION CONSOLIDATED STATEMENTS OF EQUITY
(In Millions)	Number of Shares Outstanding	Common Shares	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
BALANCE, DECEMBER 31, 2007	68.4	$763.6	$1,128.7	$59.0	$62.4	$2,013.7
Comprehensive loss:
Net (loss) income		–	(66.1)	–	7.2	(58.9)
Other comprehensive loss		–	–	(206.3)	(3.4)	(209.7)

Total comprehensive loss						(268.6)
Dividends declared		–	(83.9)	–	(5.3)	(89.2)
Stock-based compensation		11.3	–	–	–	11.3
Reclassification of stock-based liability awards		(10.6)	–	–	–	(10.6)
Common shares purchased	(1.4)	(2.7)	(72.4)	–	–	(75.1)
Shares issued upon exercise of stock options and awards	0.3	3.8	–	–	–	3.8
Tax benefit from stock compensation		2.2	–	–	–	2.2
Other - net		(2.9)	–	–	–	(2.9)

BALANCE, DECEMBER 31, 2008	67.3	764.7	906.3	(147.3)	60.9	1,584.6
Comprehensive income:
Net income		–	500.8	–	13.4	514.2
Other comprehensive income		–	–	59.3	1.3	60.6

Total comprehensive income						574.8
Dividends declared		–	(84.7)	–	(6.6)	(91.3)
Stock-based compensation		21.4	–	–	–	21.4
Reclassification of stock-based liability awards		(1.9)	–	–	–	(1.9)
Shares issued upon exercise of stock options and awards	1.1	32.9	–	–	–	32.9
Tax benefit from stock compensation		10.1	–	–	–	10.1
Other - net		(0.8)	–	–	–	(0.8)

BALANCE, DECEMBER 31, 2009	68.4	826.4	1,322.4	(88.0)	69.0	2,129.8

Comprehensive income:
Net income		–	732.2	–	16.5	748.7
Other comprehensive (loss) income		–	–	(49.5)	2.7	(46.8)

Total comprehensive income						701.9
Dividends declared		–	(95.7)	–	(10.6)	(106.3)
Stock-based compensation		17.5	–	–	–	17.5
Adjustment to redeemable stock-based awards		(2.3)	(6.2)	–	–	(8.5)
Common shares purchased	(5.3)	(65.0)	(435.3)	–	–	(500.3)
Shares issued upon exercise of stock options and awards	0.9	19.7	–	–	–	19.7
Tax benefit from stock compensation		15.2	–	–	–	15.2
Other - net		2.1	–	–	–	2.1

BALANCE, DECEMBER 31, 2010	64.0	$813.6	$1,517.4	$(137.5)	$77.6	$2,271.1

The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORPORATION	39

THE LUBRIZOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

Note 2 – SIGNIFICANT ACCOUNTING POLICIES

Consolidation – The consolidated financial statements include the accounts of the company and all its majority-owned subsidiaries and joint ventures where the company has effective management control. All intercompany transactions and balances among subsidiaries are eliminated in consolidation. The equity method of accounting is applied to non-consolidated entities in which the company can exercise significant influence over the entity with respect to its operations and major decisions. The book value of investments carried on the equity method and cost method were immaterial at December 31, 2010 and 2009.

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

Receivables – Receivables are net of allowance for doubtful accounts of $4.3 million and $5.4 million at December 31, 2010 and 2009, respectively. The allowance for doubtful accounts is based on review of the overall condition of accounts receivable balances and review of significant past due accounts. Account balances are charged off against the allowance for doubtful accounts after collection efforts have been exhausted and the potential for recovery is considered remote.

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

The company accrues volume discounts on purchases from vendors where it is probable, based on projected purchases over the purchase agreement period, the required volume will be attained and the amount can be reasonably estimated. The company records the discount as a reduction in the cost of the purchased materials.

Property and Equipment – Property and equipment are carried at cost. Repair and maintenance costs are charged against income while renewals and betterments are capitalized as additions to the related assets. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and expensed immediately for preliminary project activities or post-implementation activities. Accelerated depreciation methods are used in computing depreciation on certain machinery and equipment for approximately 1% and 3% of the depreciable assets at December 31, 2010 and 2009, respectively. The remaining assets are depreciated using the straight-line method. The estimated useful lives range from 10 to 40 years for buildings and building and land improvements, 5 to 20 years for machinery and equipment and 5 to 7 years for software.

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

40	THE LUBRIZOL CORPORATION

assets, including disposition, are less than the carrying value of the assets. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying amounts of the assets. Fair value generally is determined by discounting the expected future cash flows attributable to the asset groups over their remaining useful lives.

Goodwill and Intangible Assets – Goodwill is tested for impairment annually and between annual tests if an event occurs or circumstances change that indicate the carrying amount may be impaired. The company has elected to perform its annual tests for potential impairment of goodwill as of October 1 of each year. Impairment testing is performed at the reporting unit level. An impairment loss generally would be recognized when the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit’s net assets. The estimated fair value of a reporting unit is determined through a discounted cash flow analysis. Refer to Note 7 for a discussion of the goodwill impairment charge recognized during 2008.

The major components of the company’s identifiable intangible assets are customer lists, technology, trademarks and patents. Finite-lived intangible assets are amortized using the straight-line method over their useful lives that range between 3 and 20 years. The company’s indefinite-lived intangible assets include certain trademarks that are tested for impairment each year as of October 1 or more frequently if impairment indicators arise.

Deferred Financing Costs – Costs incurred with the issuance of debt and credit facilities are capitalized and amortized over the life of the associated debt as a component of interest expense using the effective interest method of amortization. Net deferred financing costs were $14.7 million and $14.2 million at December 31, 2010 and 2009, respectively. Amortization expense from deferred financing costs was $2.2 million, $3.3 million and $2.8 million during 2010, 2009 and 2008, respectively.

Guarantees – The company recognizes a liability for the fair value of any guarantees entered into or modified. The company did not have any material guarantees at December 31, 2010 or 2009.

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

Asset Retirement Obligations – The company recognizes the fair value of a liability for an asset retirement obligation (ARO) at the time it is identified and when a reasonable estimate of fair value can be made. The company has recognized liabilities for AROs related to asbestos remediation activities and lease imposed obligations. In addition, the company has identified additional AROs for asbestos remediation activities that may be required in the future. However, due to the long-term, productive nature of the company’s manufacturing operations, absent plans or expectation of plans to initiate asset retirement activities, the company is unable to reasonably estimate the fair value of such asbestos remediation liabilities since the potential settlement dates cannot be determined at this time.

Accounting For Derivative Instruments – Derivative financial instruments are recognized on the balance sheet as either assets or liabilities and are measured at fair value. For derivative instruments that are not designated as hedges, the gain or loss on the derivative is recognized in current earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gains or losses on the derivatives, along with any gains and losses upon termination of the derivatives, are reported as a component within accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Redeemable Stock-Based Awards – Redeemable stock-based awards provide the employee the right to require the company to settle the underlying shares in cash, but only after the employee has borne the risks and rewards of owning the vested shares for a period of at least six months. Redeemable stock-based awards are measured at fair value, considering the proportion of services rendered by the employee under the terms of the award. Compensation cost associated with these awards is based on their grant-date fair value and recognized on a straight-line basis over the requisite service period of the entire award.

Share Repurchases – The company uses the par-value method of accounting for its treasury shares. Under this method, the cost to reacquire shares in excess of the weighted-average proceeds received upon original issuance of the shares is charged against retained earnings.

THE LUBRIZOL CORPORATION	41

Foreign Currency Translation – The assets and liabilities of the company’s international subsidiaries whose functional currency is their local currency are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while revenues and expenses are translated at weighted-average exchange rates in effect during the period. Unrealized translation adjustments are recorded as a component of accumulated other comprehensive loss. For subsidiaries whose functional currency is other than their local currency, adjustments to remeasure transactions denominated in the local currency to the functional currency are recognized in income. Gains or losses that arise from exchange rate changes on transactions denominated in a currency other than the functional currency, except those transactions that function as a hedge of an identifiable foreign currency commitment or as a hedge of a foreign currency investment, are included in income as incurred.

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

Provisions for rebates, discounts, claims, returns and allowances to customers are recorded as a deduction to revenue in the same period the related sales are recorded. Rebate programs provide that upon the attainment of pre-established volume or revenue milestones for a specified period, the customer receives credits against purchases. The company estimates the provision for rebates based on the specific terms in each agreement at the time of shipment and an estimate of the customer’s achievement of the respective milestones. The company accrues sales discounts, claims, returns and allowances based upon historical experience.

Components of Cost of Sales – Cost of sales is comprised of raw material costs including freight and duty, inbound handling costs associated with the receipt of raw materials, direct production, maintenance, utility costs, depreciation, plant and engineering overhead, terminals and warehousing costs and outbound shipping and handling costs.

Research, Testing and Development – Research, testing and development costs are expensed as incurred. Research and development costs, excluding testing, were $155.3 million, $147.7 million and $149.6 million during 2010, 2009 and 2008, respectively. Costs to acquire in-process research and development (IPR&D) projects that have no alternative future use and that have not yet reached technological feasibility at the date of acquisition have been expensed for acquisitions completed prior to January 1, 2009.

Stock-Based Compensation – For stock-based awards granted to employees classified as equity, compensation expense is based on the grant-date fair value of the award. For stock-based awards classified as a liability, compensation expense is based on the fair value of the award at each reporting date. The company recognizes these compensation costs, net of a forfeiture rate, on a straight-line basis over the requisite service period of the entire award, such that compensation cost recognized is at least equal to the cost attributable to awards that are vested. The company estimates the forfeiture rate based on its historical experience during the preceding 10 years.

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

The economic benefit associated with a tax position taken or expected to be taken in a tax return will be recognized only if it is more likely than not that a tax position will be ultimately sustained. After this threshold is met, a tax position is reported at the largest amount of benefit that is more likely than not to be ultimately sustained. The company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.

42	THE LUBRIZOL CORPORATION

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

	2010	2009	2008
Numerator (in millions):
Net income (loss) attributable to The Lubrizol Corporation	$732.2	$500.8	$(66.1)

Denominator (in millions of shares):
Weighted-average common shares outstanding	67.3	68.1	68.1
Dilutive effect of stock options and awards	1.5	0.9	–

Denominator for net income per share, diluted	68.8	69.0	68.1

Net income (loss) per share attributable to
The Lubrizol Corporation, basic	$10.88	$7.36	$(0.97)

Net income (loss) per share attributable to
The Lubrizol Corporation, diluted	$10.64	$7.26	$(0.97)

Options to purchase 0.7 million and 0.6 million shares were excluded from the diluted earnings per share calculations because they were anti-dilutive for the years ended December 31, 2009 and 2008, respectively.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Standards

Accounting Standards Adopted in 2010

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. The company adopted the required provisions of ASU 2010-6 on January 1, 2010. Refer to Note 12 for further discussion. The company does not expect the adoption of the remaining provisions of this update to have a material effect on its consolidated financial statements.

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

THE LUBRIZOL CORPORATION	43

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

The Lubrizol Advanced Materials segment consists of three product lines: (i) engineered polymers, (ii) Noveon® consumer specialties and (iii) performance coatings. The engineered polymers product line includes products such as Estane® thermoplastic polyurethane and TempRite® engineered polymers. Engineered polymers products are sold to a diverse customer base comprised of major manufacturers in the construction, automotive, telecommunications, electronics and recreation industries. The Noveon consumer specialties product line includes acrylic thickeners, film formers, fixatives, emollients, silicones, specialty surfactants, methyl glucoside, lanolin derivatives and cassia hydrocolloids. The company markets products in the Noveon consumer specialties product line to major manufacturers of cosmetics, personal care and household products. The performance coatings product line includes high-performance polymers and additives for specialty paper, graphic arts, paints, textiles and coatings applications.

The company primarily evaluates performance and allocates resources based on segment operating income as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the product lines included within each segment. Segment operating income reconciles to consolidated income before income taxes by deducting corporate expenses and other income that are not attributed to the segments, the write-off of acquired IPR&D, restructuring and impairment charges and net interest expense.

44	THE LUBRIZOL CORPORATION

The following table summarizes the results of the company’s reportable segments for the years ended December 31, 2010, 2009 and 2008:

(In Millions of Dollars)	2010	2009	2008
Lubrizol Additives:
Revenues from external customers	$3,884.3	$3,283.9	$3,541.5
Equity earnings and gain on sale of nonconsolidated companies	5.2	9.0	2.3
Depreciation	79.4	80.5	77.4
Amortization of intangibles	5.8	5.9	7.8
Operating income	971.2	787.8	434.5
Total assets	1,998.7	1,751.7	1,853.8
Capital expenditures	118.6	83.5	95.5
Lubrizol Advanced Materials:
Revenues from external customers	$1,533.5	$1,302.4	$1,486.3
Depreciation	62.9	63.1	66.0
Amortization of intangibles	19.1	19.3	19.2
Operating income	227.5	168.7	88.8
Total assets	1,802.7	1,802.6	1,843.2
Capital expenditures	49.9	47.2	90.7
Corporate:
Depreciation	$1.8	$1.5	$1.5
Total assets	1,165.6	1,215.7	453.5
Capital expenditures	7.4	9.2	16.4
Reconciliation to income before income taxes:
Segment operating income	$1,198.7	$956.5	$523.3
Corporate expenses	(94.9)	(95.6)	(60.7)
Corporate other income (expense) – net	6.2	(1.7)	15.7
Write-off of acquired IPR&D	—	—	(1.6)
Restructuring and impairment charges	(11.7)	(30.4)	(394.0)
Interest expense – net	(94.0)	(103.0)	(65.7)

Income before income taxes	$1,004.3	$725.8	$17.0

Segment assets include receivables, inventories and long-lived assets including goodwill and intangible assets. Corporate assets include cash and cash equivalents and other current and noncurrent assets.

Revenues from external customers by product line are as follows:

(In Millions of Dollars)	2010	2009	2008
Engine additives	$2,496.6	$2,221.7	$2,258.7
Driveline and industrial additives	1,387.7	1,062.2	1,282.8

Total Lubrizol Additives	3,884.3	3,283.9	3,541.5

Engineered polymers	628.6	498.1	567.4
Noveon consumer specialties	456.0	417.7	408.3
Performance coatings	448.9	386.6	510.6

Total Lubrizol Advanced Materials	1,533.5	1,302.4	1,486.3

Total revenues from external customers	$5,417.8	$4,586.3	$5,027.8

The company’s sales and receivables are concentrated in the oil and chemical industries. Lubrizol Additives’ customers consist primarily of oil refiners and independent oil blenders located in more than 100 countries. The company’s 10 largest customers, most of which are multinational oil companies, comprised approximately 39%, 39% and 38% of consolidated revenues in 2010, 2009 and 2008, respectively. In 2010, 2009 and 2008, no single customer accounted for more than 10% of consolidated revenues.

THE LUBRIZOL CORPORATION	45

Revenues are attributable to countries based on the location of the customer. The United States is the only country where sales to external customers comprise in excess of 10% of the company’s consolidated revenues. Revenues from external customers by geographic zone are as follows:

(In Millions of Dollars)	2010	2009	2008
United States	$1,761.9	$1,528.6	$1,710.1
Canada	156.9	150.8	184.8
Europe	1,565.2	1,332.4	1,576.7
Asia-Pacific / Middle East	1,529.0	1,227.3	1,176.8
Latin America	404.8	347.2	379.4

Total revenues from external customers	$5,417.8	$4,586.3	$5,027.8

The company’s property and equipment are located primarily in the following countries at December 31:

(In Millions of Dollars)	2010	2009
United States	$719.0	$719.2
France	136.9	133.9
China	97.8	92.3
Belgium	73.8	84.7
United Kingdom	41.8	42.2
India	27.7	26.4
Other	86.5	88.9

Total property and equipment - net	$1,183.5	$1,187.6

Note 4 – ACQUISITIONS

On December 31, 2008, the company completed the acquisition of the thermoplastic polyurethane business of The Dow Chemical Company for approximately $59.9 million. The acquisition included technology, trade names, customer lists and manufacturing know-how. As part of the transaction, the company also acquired a manufacturing facility in La Porte, Texas, which included equipment and inventory. The purchase price allocation for this acquisition included goodwill of $2.4 million and intangible assets of $19.4 million, which included $1.6 million of in-process research and development.

On October 10, 2008, the company completed the acquisition of the thermoplastic polyurethane business of SK Chemicals Co., Ltd. for approximately $5.0 million, of which $2.5 million was paid in 2010. The acquisition included equipment, technology, customer lists and manufacturing know-how. The purchase price allocation for this acquisition included goodwill of $0.3 million and intangible assets of $0.6 million.

The pro forma impacts of acquisitions in 2008 were immaterial to the company’s consolidated financial statements.

Note 5 – INVENTORIES

(In Millions of Dollars)	2010	2009
Finished products	$462.4	$369.9
Products in process	168.5	111.3
Raw materials	151.6	113.4
Supplies	39.3	35.9

	$821.8	$630.5

Inventories valued using the LIFO method were 36% and 37% of consolidated inventories at December 31, 2010 and 2009, respectively. The current replacement cost of these inventories exceeded the LIFO cost by $169.4 million and $137.1 million at December 31, 2010 and 2009, respectively. During the year ended December 31, 2009, a reduction in inventory resulted in the liquidation of LIFO inventory quantities carried at higher costs and increased cost of sales by $6.0 million.

46	THE LUBRIZOL CORPORATION

Note 6 – PROPERTY AND EQUIPMENT – AT COST

(In Millions of Dollars)	2010	2009
Land and improvements	$180.1	$178.8
Buildings and improvements	507.2	508.5
Machinery and equipment	2,105.1	2,106.6
Software	69.7	68.1
Construction in progress	119.5	98.7

	$2,981.6	$2,960.7

Depreciation expense of property and equipment was $144.1 million, $145.1 million and $144.9 million during 2010, 2009 and 2008, respectively.

Note 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill arising from businesses acquired is assigned to the reporting units that are expected to benefit from the synergies of the acquisition. A reporting unit is either at the operating segment level or a component one level below an operating segment that constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The company has determined that the Lubrizol Additives operating segment constitutes a reporting unit, and that the Estane engineered polymers business, TempRite engineered polymers business, Noveon consumer specialties product line, and performance coatings product line within the Lubrizol Advanced Materials operating segment constitute separate reporting units. Assets and liabilities, including deferred income taxes, are assigned to reporting units if the asset or liability relates to the operations of a reporting unit and is considered in determining the fair value of the reporting unit. Cash and debt obligations are excluded from the carrying value of reporting units. Goodwill is tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The company has elected October 1 as the annual evaluation date to test for potential goodwill impairment.

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

No impairment of goodwill was identified in connection with the 2010 or 2009 annual impairment tests. After performing the annual goodwill impairment test as of October 1, 2008, the company determined that $363.0 million of goodwill was impaired as the carrying values of goodwill within the Estane, TempRite and performance coatings reporting units exceeded their fair values. The impairment charge included the partial impairment of the goodwill of the Estane and TempRite reporting units and the full impairment of the goodwill of the performance coatings reporting unit. The impairment charge for the Estane reporting unit was driven mainly by the increase in the cost of capital in the fourth quarter of 2008. The impairment charge for the TempRite reporting unit was driven mainly by the increase in the cost of capital in the fourth quarter of 2008 and, to a lesser extent, a reduction in the reporting unit’s near-term earnings outlook. The impairment charge for the performance coatings reporting unit was driven mainly by the reporting unit’s weak performance and outlook in light of economic conditions. The goodwill impairment charge was recorded within the restructuring and impairment charges caption in the consolidated statements of operations.

THE LUBRIZOL CORPORATION	47

The carrying amount of goodwill by reporting segment follows:

(In Millions of Dollars)	Lubrizol Advanced Materials	Lubrizol Additives	Total
Balance, December 31, 2008
Goodwill	$962.0	$183.1	$1,145.1
Accumulated impairment losses	(363.0)	—	(363.0)

	599.0	183.1	782.1
Purchase adjustments	(0.3)	—	(0.3)
Translation adjustments	7.0	1.9	8.9

Balance, December 31, 2009
Goodwill	968.7	185.0	1,153.7
Accumulated impairment losses	(363.0)	—	(363.0)

	605.7	185.0	790.7
Goodwill related to sale of a business	(4.6)	—	(4.6)
Translation adjustments	(18.9)	(1.6)	(20.5)

Balance, December 31, 2010
Goodwill	945.2	183.4	1,128.6
Accumulated impairment losses	(363.0)	—	(363.0)

	$582.2	$183.4	$765.6

Intangible Assets

The company’s indefinite-lived intangible assets include certain trademarks that are tested for impairment each year as of October 1 or more frequently if impairment indicators arise. No impairment of indefinite-lived trademarks was identified in connection with the 2010 or 2008 annual impairment tests. An impairment charge of $0.3 million was recorded in 2009 as a result of the decline in fair value of an indefinite-lived trademark in the performance coatings product line. The impairment charge was recorded within the restructuring and impairment charges caption in the consolidated statements of operations.

The following table shows the components of identifiable intangible assets at December 31, 2010 and 2009:

		2010		2009
(In Millions of Dollars)	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	17 years	$189.5	$68.1	$193.4	$57.5
Technology	15 years	133.8	58.2	134.0	48.5
Trademarks	16 years	29.7	11.6	31.1	10.3
Patents	11 years	10.8	6.9	11.2	6.1
Other	8 years	1.2	0.5	1.2	0.3

Total amortized intangible assets		365.0	145.3	370.9	122.7
Non-amortized trademarks		79.7	–	82.5	–

Total		$444.7	$145.3	$453.4	$122.7

Annual intangible amortization expense associated with these intangible assets for the next five years will approximate $24.4 million in 2011, $24.0 million in 2012, $23.8 million in 2013, $22.8 million in 2014 and $22.6 million in 2015.

48	THE LUBRIZOL CORPORATION

Note 8 – DEBT

The company’s debt is comprised of the following at December 31, 2010 and 2009:

(In Millions of Dollars)	2010	2009
5.5% notes, due 2014, net of original issue discount of $1.3 and $1.6 at December 31, 2010 and 2009, respectively, and fair value adjustments for unrealized gains on derivative instruments of $9.3 and $3.3 at December 31, 2010 and 2009, respectively	$458.0	$451.7
8.875% notes, due 2019, net of original issue discount of $3.3 and $3.5 at December 31, 2010 and 2009, respectively	496.7	496.5
7.25% debentures, due 2025	100.0	100.0
6.5% debentures, due 2034, net of original issue discount of $4.5 and $4.6 at December 31, 2010 and 2009, respectively	295.5	295.4
Debt supported by banking arrangements:
Euro revolving credit borrowing, at EURIBOR plus 3.00% (3.625% at December 31, 2009)	–	45.8
Other	1.8	1.2

	1,352.0	1,390.6
Less: Current portion of long-term debt	0.4	0.3

Total long-term debt	$1,351.6	$1,390.3

The scheduled principal payments for all outstanding debt are $0.4 million in 2011, $0.4 million in 2012, $0.2 million in 2013, $450.2 million in 2014, $0.3 million in 2015 and $900.3 million thereafter.

In July 2010, the company entered into a five-year, unsecured $500.0 million revolving credit facility expiring in July 2015. In conjunction with this facility, the company terminated the $350.0 million revolving credit facility that would have expired in September 2011. The facility permits the company to borrow at variable rates based upon LIBOR or the lenders’ base rate, as defined in the credit agreement, plus a specified spread. The spread is dependent on the company’s long-term unsecured senior debt rating from Standard and Poor’s and Moody’s Investors Service. The company may request an increase of $25.0 million or more to the facility amount once each year, up to an aggregate maximum of $750.0 million, subject to approval by the lenders. At December 31, 2010, the company had $500.0 million available under the revolving credit facility.

In July 2009, the company entered into a three-year, unsecured €150.0 million revolving credit facility expiring in July 2012. The facility permits the company to borrow at variable rates based on EURIBOR for euro borrowings or LIBOR for dollar or pound sterling borrowings plus a specified credit spread. The company may elect to increase the facility amount once each year in increments of €10.0 million, up to an aggregate maximum of €200.0 million, subject to approval by the lenders. At December 31, 2010, the company had €150.0 million ($200.5 million) available under the revolving credit facility.

In March 2009, the company repurchased $177.0 million of the 4.625% notes due October 1, 2009, at a purchase price of 100.5% per note, resulting in a loss on retirement of $1.3 million. This loss on retirement was included in interest expense in the consolidated statements of operations.

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

THE LUBRIZOL CORPORATION	49

reduction of the underlying debt issuances and is being amortized over the life of the debt using the effective interest method. Interest is payable semi-annually on April 1 and October 1 of each year. The notes and debentures have no sinking fund requirements. Including debt issuance costs, original issue discounts and losses on Treasury rate lock agreements, the 2009 notes, 2014 notes and 2034 debentures have effective annualized interest rates of approximately 5.3%, 6.3% and 6.7%, respectively, with a weighted-average interest rate for the aggregate issuances of approximately 6.1%.

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

The U.S. and euro bank credit agreements contain customary affirmative covenants including, among others, compliance with laws, payment of taxes, maintenance of insurance, conduct of business, keeping of books and records, maintenance of properties and ensuring the credit facilities receive the same rights and privileges as any future senior unsecured debt. The agreements also contain customary negative covenants including, among others, restrictions on: liens and encumbrances, sale of assets and affiliate transactions. Additionally, the company is required to comply with financial ratios of debt to consolidated earnings before interest, income taxes, depreciation and amortization, extraordinary, unusual or non-recurring non-cash gains or losses, including the sale of property and equipment and goodwill impairments, and non-cash gains or losses from less than wholly owned subsidiaries and investments (Consolidated EBITDA), as defined in the credit agreements, and Consolidated EBITDA to interest expense. At December 31, 2010, the credit agreements required that the ratio of debt to Consolidated EBITDA be less than 3.5:1 and the ratio of Consolidated EBITDA to interest expense be greater than 3.5:1. At December 31, 2010, the company maintained a ratio of debt to Consolidated EBITDA of 1.1:1 and a ratio of Consolidated EBITDA to interest expense of 12.5:1.

The bank credit agreements also contain customary events of default including, among others, failure to make payment when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, the occurrence of one or more unstayed judgments in excess of $25.0 million (under the euro bank credit agreement) or $50.0 million (under the U.S. bank credit agreement) that is not covered by an acceptable policy of insurance, a party obtaining a beneficial ownership in excess of 20% of the company’s voting stock, or the incurrence of $25.0 million of liabilities related to violations of employee benefit plan regulations or the withdrawal or termination of a multiemployer benefit plan. At December 31, 2010, the company was in compliance with all of its covenants and had not committed any acts of default.

The estimated fair value of the company’s debt instruments at December 31, 2010 and 2009, was $1,549.6 million and $1,561.8 million, respectively. The fair value of the company’s debt instruments was estimated using prevailing market interest rates on long-term debt with similar creditworthiness, terms and maturities.

At both December 31, 2010 and 2009, the company had $31.6 million of contingent obligations under standby letters of credit issued in the ordinary course of business to financial institutions, customers and insurance companies to secure short-term support for a variety of commercial transactions, insurance and benefit programs.

Interest paid, net of amounts capitalized, was $92.0 million, $84.5 million and $71.4 million during 2010, 2009 and 2008, respectively. The amount of interest capitalized was $1.7 million, $2.5 million and $4.1 million during 2010, 2009 and 2008, respectively.

Note 9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

50	THE LUBRIZOL CORPORATION

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

The following table shows the location and fair value of derivative instruments reported in the consolidated balance sheets at December 31, 2010 and 2009 (in millions of dollars):

Asset Derivatives
	Balance Sheet Location	2010	2009
Derivatives designated as hedging instruments:
Commodity purchase contracts	Other current assets	$–	$0.1
Interest rate swap agreements	Other assets	9.6	3.3

		$9.6	$3.4

Liability Derivatives
	Balance Sheet Location	2010	2009
Derivatives designated as hedging instruments:
Commodity purchase contracts	Accrued expenses and other current liabilities	$2.2	$2.6
Interest rate swap agreements	Noncurrent liabilities	0.3	–

		$2.5	$2.6

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses and other current liabilities	$–	$0.7

Fair Value Hedges

In December 2010, the company entered into an interest rate swap agreement with a notional amount of $50.0 million that effectively converted the interest on $50.0 million of outstanding 5.5% notes due 2014 to a variable rate of six-month LIBOR plus 343 basis points. In May and June 2009, the company entered into three interest rate swap agreements, each with a notional amount of $50.0 million, that effectively converted the interest on $150.0 million of outstanding 5.5% notes due 2014 to a variable rate of six-month LIBOR plus 159 basis points. In November 2004, the company entered into four interest rate swap agreements, each with a notional amount of $50.0 million, that effectively converted the interest on $200.0 million of outstanding 4.625% notes due 2009 to a variable rate of six-month LIBOR plus 40 basis points. In June 2004, the company entered into two interest rate swap agreements, each with a notional amount of $100.0 million, that effectively converted the interest on $200.0 million of then outstanding 5.875% notes due 2008 to a variable rate of six-month LIBOR plus 111 basis points. These swaps are designated as fair value hedges of the underlying fixed-rate debt obligations.

The effective portions of gains and losses on interest rate swap agreements designated as fair value hedges and the offsetting losses or gains on the hedged liabilities recognized in current earnings during 2010, 2009 and 2008 were as follows (in millions of dollars):

Derivative	Location of Gain (Loss) Recognized in Earnings	2010	2009	2008
Interest rate swap agreements	Interest expense	$ 6.0	$(1.0)	$4.2

Hedged Item	Location of Gain (Loss) Recognized in Earnings	2010	2009	2008
Long-term debt	Interest expense	$ (6.0)	$1.0	$(4.2)

Cash Flow Hedges

The company uses commodity purchase contracts to manage its exposure to changes in the price for natural gas. At December 31, 2010 and 2009, the notional amounts of open contracts totaled $7.5 million and $15.9 million, respectively. Contract maturities are less than 24 months.

THE LUBRIZOL CORPORATION	51

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

Losses upon termination of Treasury rate lock agreements are reported as a component within accumulated other comprehensive loss (AOCL) and reclassified into earnings over the term of the associated debt issuance. The unamortized balance of the Treasury rate lock agreements recorded in AOCL, net of tax, was $38.6 million and $41.6 million at December 31, 2010 and 2009, respectively.

The effective portions of gains and (losses) on derivative instruments designated as cash flow hedges recognized in other comprehensive income, net of tax, during 2010, 2009 and 2008 were as follows (in millions of dollars):

Derivative	2010	2009	2008
Commodity purchase contracts	$(2.7)	$(2.9)	$(3.7)
Treasury rate lock agreements	–	2.1	(12.8)

	$(2.7)	$(0.8)	$(16.5)

The effective portions of pre-tax gains and (losses) on derivative instruments designated as cash flow hedges reclassified from AOCL into earnings during 2010, 2009 and 2008 were as follows (in millions of dollars):

Derivative	Location of Gain (Loss) Reclassified from AOCL into Earnings	2010	2009	2008
Commodity purchase contracts	Cost of sales	$(4.7)	$(8.9)	$0.5
Treasury rate lock agreements	Interest expense	(4.8)	(5.8)	(5.4)

		$(9.5)	$(14.7)	$(4.9)

The company estimates that it will reclassify into earnings during the next twelve months losses of approximately $5.3 million ($3.4 million net of tax) and $2.2 million ($1.4 million net of tax) from the amounts recorded in AOCL for Treasury rate lock agreements and commodity purchase contracts, respectively.

Derivative Instruments Not Designated as Hedges

The company selectively uses foreign currency forward contracts, in addition to working capital management, pricing and sourcing, to minimize the potential effect of currency changes on its earnings. The company’s principal currency exposures are the euro, the pound sterling, the Japanese yen, the Chinese yuan and the Brazilian real. The company does not designate these foreign currency forward contracts as hedges, as the objective for entering into these contracts is to minimize the amount of transaction gains or losses that are included in current earnings arising from exchange rate changes. The maximum amount of foreign currency forward contracts outstanding at any one time was $23.5 million, $33.3 million and $27.5 million during 2010, 2009 and 2008, respectively. At December 31, 2010 and 2009, the notional amounts of open short-term forward contracts to buy or sell currencies were $4.9 million and $10.2 million, respectively. The company recognized (losses) gains on foreign currency forward contracts of $(0.7) million, $(2.1) million and $2.1 million during 2010, 2009 and 2008, respectively.

52	THE LUBRIZOL CORPORATION

Note 10 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

(In Millions of Dollars)	2010	2009
Employee compensation	$150.4	$142.8
Taxes other than income	34.2	36.8
Interest	29.8	30.2
Income taxes	38.7	29.9
Sales allowances and rebates	23.1	22.3
Dividends payable	23.1	21.2
Other	52.0	54.2

	$351.3	$337.4

Note 11 – EQUITY

The company has 147.0 million authorized shares consisting of 2.0 million shares of serial preferred stock, 25.0 million shares of serial preference shares and 120.0 million common shares, each of which is without par value. Accumulated other comprehensive loss shown in the consolidated statements of equity at December 31, 2010 and 2009, is comprised of the following:

(In Millions of Dollars)	Foreign Currency Translation Adjustment	Cash Flow Hedges	Unrecognized Pension Plan and Other Postretirement Benefit Costs	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2007	$138.5	$(38.7)	$(40.8)	$59.0
Other comprehensive loss:
Pretax	(86.5)	(21.2)	(166.2)	(273.9)
Tax benefit	–	7.9	56.3	64.2

Total	(86.5)	(13.3)	(109.9)	(209.7)
Less: Amounts attributable to noncontrolling interests	(3.3)	–	(0.1)	(3.4)

Balance, December 31, 2008	55.3	(52.0)	(150.6)	(147.3)
Other comprehensive income:
Pretax	39.2	13.6	18.3	71.1
Tax provision	–	(4.8)	(5.7)	(10.5)

Total	39.2	8.8	12.6	60.6
Less: Amounts attributable to noncontrolling interests	1.4	–	(0.1)	1.3

Balance, December 31, 2009	93.1	(43.2)	(137.9)	(88.0)
Other comprehensive (loss) income:
Pretax	(49.5)	5.2	(4.4)	(48.7)
Tax (provision) benefit	–	(2.0)	3.9	1.9

Total	(49.5)	3.2	(0.5)	(46.8)
Less: Amounts attributable to noncontrolling interests	2.8	–	(0.1)	2.7

Balance, December 31, 2010	$40.8	$(40.0)	$(138.3)	$(137.5)

Note 12 – FAIR VALUE MEASUREMENTS

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

THE LUBRIZOL CORPORATION	53

The following table shows the company’s financial assets and liabilities accounted for at fair value on a recurring basis at December 31, 2010:

(In Millions of Dollars)	December 31, 2010	Level 1	Level 2	Level 3
Assets:
Money market mutual funds (1)	$681.2	$681.2	$–	$–
Interest rate swaps (2)	9.6	–	9.6	–

	$690.8	$681.2	$9.6	$–

Liabilities:
Commodity purchase contracts (3)	$2.2	$–	$2.2	$–
Interest rate swaps (2)	0.3	–	0.3	–

	$2.5	$–	$2.5	$–

The following table shows the company’s financial assets and liabilities accounted for at fair value on a recurring basis at December 31, 2009:

(In Millions of Dollars)	December 31, 2009	Level 1	Level 2	Level 3
Assets:
Money market mutual funds (1)	$700.7	$697.5	$3.2	$–
Interest rate swaps (2)	3.3	–	3.3	–
Commodity purchase contracts (3)	0.1	–	0.1	–

	$704.1	$697.5	$6.6	$–

Liabilities:
Commodity purchase contracts (3)	$2.6	$–	$2.6	$–
Foreign currency forward contracts (4)	0.7	–	0.7	–

	$3.3	$–	$3.3	$–

(1)	The company records the fair value of money market mutual funds within cash and cash equivalents and other assets. The fair value of money market mutual funds using quoted prices reported on various U.S. and international stock exchanges is classified as Level 1. The fair value of money market mutual funds held in inactive markets is corroborated through quoted prices in active markets for the fund’s underlying holdings, considering nonperformance and liquidity risks, and is classified as Level 2.
(2)	The fair value of interest rate swaps is calculated using models that discount the cash flows at each coupon adjustment date using the then-applicable forward interest rates.
(3)	The fair value of commodity purchase contracts is based on market forward rates and reflects the present value of the amount that the company would pay or receive for contracts involving the same notional amounts and maturity dates.
(4)	The fair value of foreign currency forward contracts is based on the difference between the contract prices and market forward rates.

The following table presents assets accounted for at fair value on a nonrecurring basis at December 31, 2009:

(In Millions of Dollars)	December 31, 2009	Level 1	Level 2	Level 3
Assets:
Long-lived assets	$3.8	$–	$–	$3.8
Assets held for sale	0.9	–	–	0.9
Indefinite-lived intangible assets	0.2	–	–	0.2

	$4.9	$–	$–	$4.9

During 2009, long-lived assets with a carrying value of $15.3 million were written down to their fair value of $3.8 million, resulting in an impairment loss of $11.5 million. The fair value of long-lived assets was determined by discounting the expected future cash flows attributable to the asset groups over their remaining useful lives. During 2009, assets held for sale with a carrying value of $2.2 million were written down to their fair value of $0.9 million, resulting in an impairment loss of $1.3 million. Assets held for sale include land and buildings and are valued using the company’s expected selling price, which is based on current market conditions and independent broker opinions, less costs to market and sell the assets. Refer to Note 15 for a further discussion of these impairment charges. During 2009, an indefinite-lived trademark with a carrying value of $0.5 million was written down to its fair value of $0.2 million, resulting in an impairment loss of $0.3 million.

54	THE LUBRIZOL CORPORATION

Note 13 – BENEFIT PLANS

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

The change in the projected benefit obligation and plan assets for 2010 and 2009 and the amounts recognized in the consolidated balance sheets at December 31 for the company’s defined benefit pension plans are as follows:

(In Millions of Dollars)	2010			2009
	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$496.5	$284.8	$781.3	$482.4	$237.8	$720.2
Service cost	20.4	8.7	29.1	21.5	8.2	29.7
Interest cost	27.9	15.0	42.9	27.7	14.4	42.1
Plan participants’ contributions	–	0.8	0.8	–	0.6	0.6
Actuarial loss	35.0	12.7	47.7	0.8	16.2	17.0
Currency exchange rate change	–	(5.3)	(5.3)	–	22.7	22.7
Plan amendments	–	1.0	1.0	0.7	0.1	0.8
Special termination benefits	–	–	–	–	0.3	0.3
Benefits paid	(11.2)	(30.5)	(41.7)	(36.6)	(15.5)	(52.1)

Projected benefit obligation at end of year	568.6	287.2	855.8	496.5	284.8	781.3

Change in Plan Assets:
Fair value of plan assets at beginning of year	260.4	211.0	471.4	221.9	157.1	379.0
Actual return on plan assets	46.2	21.8	68.0	45.7	27.1	72.8
Employer contributions	36.4	24.6	61.0	29.4	23.8	53.2
Plan participants' contributions	–	0.8	0.8	–	0.6	0.6
Currency exchange rate change	–	(3.8)	(3.8)	–	17.9	17.9
Benefits paid	(11.2)	(30.5)	(41.7)	(36.6)	(15.5)	(52.1)

Fair value of plan assets at end of year	331.8	223.9	555.7	260.4	211.0	471.4

Funded Status	$(236.8)	$(63.3)	$(300.1)	$(236.1)	$(73.8)	$(309.9)

Amounts recognized in the consolidated balance sheets:
Other assets	$–	$1.4	$1.4	$–	$2.3	$2.3
Accrued expenses and other current liabilities	(1.7)	(1.0)	(2.7)	(2.3)	(0.6)	(2.9)
Pension obligations	(235.1)	(63.7)	(298.8)	(233.8)	(75.5)	(309.3)

Funded Status	$(236.8)	$(63.3)	$(300.1)	$(236.1)	$(73.8)	$(309.9)

The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $839.7 million and $538.2 million, respectively, at December 31, 2010, and $770.1 million and $457.9 million, respectively, at December 31, 2009.

The accumulated benefit obligation for all defined benefit pension plans was $689.9 million and $621.1 million at December 31, 2010 and 2009, respectively. The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $504.4 million and $348.5 million, respectively, at December 31, 2010, and $601.8 million and $445.3 million, respectively, at December 31, 2009.

THE LUBRIZOL CORPORATION	55

Net periodic pension cost of the company’s defined benefit pension plans consists of:

(In Millions of Dollars)	2010
	U.S. Plans	Non- U.S. Plans	Total
Service cost	$20.4	$8.7	$29.1
Interest cost on projected benefit obligation	27.9	15.0	42.9
Expected return on plan assets	(24.3)	(14.5)	(38.8)
Amortization of prior service costs	2.4	0.5	2.9
Recognized net actuarial loss	4.7	1.8	6.5
Settlement / curtailment loss	–	7.8	7.8

Net periodic pension cost	$31.1	$19.3	$50.4

	2009
(In Millions of Dollars)	U.S. Plans	Non- U.S. Plans	Total
Service cost	$21.5	$8.2	$29.7
Interest cost on projected benefit obligation	27.7	14.4	42.1
Expected return on plan assets	(23.7)	(12.7)	(36.4)
Amortization of prior service costs	2.4	0.4	2.8
Amortization of initial net obligation	–	0.1	0.1
Recognized net actuarial loss	4.6	1.2	5.8
Settlement / curtailment loss	–	0.4	0.4

Net periodic pension cost	$32.5	$12.0	$44.5

	2008
(In Millions of Dollars)	U.S. Plans	Non- U.S. Plans	Total
Service cost	$18.6	$11.9	$30.5
Interest cost on projected benefit obligation	25.7	17.4	43.1
Expected return on plan assets	(22.6)	(14.6)	(37.2)
Amortization of prior service costs	2.2	0.8	3.0
Amortization of initial net obligation	–	0.1	0.1
Recognized net actuarial loss	0.9	2.0	2.9
Settlement / curtailment loss	–	5.8	5.8

Net periodic pension cost	$24.8	$23.4	$48.2

The company’s weighted-average actuarial assumptions used to determine pension benefit obligations for its U.S. and non-U.S. defined benefit pension plans are as follows:

	December 31, 2010			December 31, 2009
	U.S. Plans	Non- U.S. Plans	Combined	U.S. Plans	Non- U.S. Plans	Combined
Discount rate	5.38%	5.42%	5.39%	5.88%	5.55%	5.76%
Rate of compensation increase	4.27%	3.92%	4.15%	4.26%	3.98%	4.16%

56	THE LUBRIZOL CORPORATION

The company’s weighted-average assumptions used to determine net periodic pension cost are as follows:

	2010			2009			2008
	U.S. Plans	Non- U.S. Plans	Combined	U.S. Plans	Non- U.S. Plans	Combined	U.S. Plans	Non- U.S. Plans	Combined
Discount rate	5.88%	5.55%	5.76%	5.96%	5.90%	5.94%	6.67%	5.61%	6.19%
Expected long-term return on plan assets	8.25%	6.75%	7.58%	8.25%	6.71%	7.61%	8.25%	6.86%	7.64%
Rate of compensation increase	4.26%	3.98%	4.16%	4.27%	4.00%	4.18%	4.29%	3.97%	4.15%

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

As long-term asset allocation is recognized as the primary determinant of performance, the company follows an asset allocation target of 25% large-cap equity securities, 25% mid/small-cap equity securities, 20% international equity securities and 30% fixed income securities for its U.S. plans. The company employs a liability driven investment strategy for its U.S. fixed income securities that attempts to match investment cash flows with future benefit payments, thereby reducing volatility in the plans’ funded status due to interest rate changes. The weighted-average asset allocation target for non-U.S. plans is 49% equity securities and 51% fixed income securities. Fixed income securities include government and corporate debt securities and insurance contracts. Allocations are reviewed regularly and investments are rebalanced as necessary to remain within an acceptable range of the allocation targets. Approved pension plan investments include equities, fixed-income securities, real estate, cash and cash equivalent instruments and such other instruments as the company may approve. Investments in tax-exempt securities, commodities and options (other than covered calls), and the use of leverage are prohibited. Plan investment managers may use foreign currency forward contracts to hedge currency risks and interest rate swaptions to achieve the overall desired interest rate duration and positions. Any other use of derivative instruments must be approved by the company.

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

The following table shows the major categories of U.S. pension plan assets at December 31, 2010, accounted for at fair value:

(In Millions of Dollars)	December 31, 2010	Level 1	Level 2	Level 3
Equity securities (1):
Large cap	$82.5	$82.5	$–	$–
Mid/small cap	90.1	59.3	30.8	–
International	66.4	20.3	46.1	–
Fixed-income securities (2):
Government debt securities	27.3	–	27.3	–
Corporate debt securities	44.6	–	44.6	–
International corporate debt securities	11.6	–	11.6	–
Derivatives:
Foreign exchange contracts–assets (5)	16.7	–	16.7	–
Foreign exchange contracts–liabilities (5)	(16.6)	–	(16.6)	–
Cash and cash equivalents	9.2	9.2	–	–

	$331.8	$171.3	$160.5	$–

THE LUBRIZOL CORPORATION	57

The following table shows the major categories of U.S. pension plan assets at December 31, 2009, accounted for at fair value:

(In Millions of Dollars)	December 31, 2009	Level 1	Level 2	Level 3
Equity securities (1):
Large cap	$60.7	$60.7	$–	$–
Mid/small cap	64.5	42.6	21.9	–
International	51.7	12.2	39.5	–
Fixed-income securities (2):
Government debt securities	27.2	–	27.2	–
Corporate debt securities	43.4	–	43.4	–
International corporate debt securities	7.1	–	7.1	–
Derivatives:
Foreign exchange contracts–assets (5)	3.7	–	3.7	–
Foreign exchange contracts–liabilities (5)	(3.7)	–	(3.7)	–
Interest rate swaptions–liabilities (3)	(0.1)	–	(0.1)	–
Cash and cash equivalents	5.9	5.9	–	–

	$260.4	$121.4	$139.0	$–

The following table shows the major categories of non-U.S. pension plan assets at December 31, 2010, accounted for at fair value:

(In Millions of Dollars)	December 31, 2010	Level 1	Level 2	Level 3
Equity securities (1)	$116.1	$12.6	$103.5	$–
Fixed-income securities:
Government debt securities (2)	25.6	–	25.6	–
Corporate debt securities (2)	36.9	–	36.9	–
Guaranteed insurance contracts (4)	29.0	–	29.0	–
Derivatives:
Foreign exchange contracts–liabilities (5)	(0.1)	–	(0.1)	–
Precious metals mutual funds (1)	2.3	2.3	–	–
Real property collective funds (6)	3.3	–	–	3.3
Cash and cash equivalents	10.8	10.8	–	–

	$223.9	$25.7	$194.9	$3.3

The following table shows the major categories of non-U.S. pension plan assets at December 31, 2009, accounted for at fair value:

(In Millions of Dollars)	December 31, 2009	Level 1	Level 2	Level 3
Equity securities (1)	$110.2	$10.2	$100.0	$–
Fixed-income securities:
Government debt securities (2)	24.5	–	24.5	–
Corporate debt securities (2)	37.3	–	37.3	–
Guaranteed insurance contracts (4)	25.0	–	25.0	–
Derivatives:
Foreign exchange contracts–assets (5)	2.2	–	2.2	–
Foreign exchange contracts–liabilities (5)	(2.1)	–	(2.1)	–
Precious metals mutual funds (1)	1.4	1.4	–	–
Cash and cash equivalents	12.5	12.5	–	–

	$211.0	$24.1	$186.9	$–

(1)	The fair value of equity securities and mutual funds using quoted prices reported on various U.S. and international stock exchanges is classified as Level 1. The fair value of common / collective equity funds determined based on the quoted prices of the underlying investments is classified as Level 2.

58	THE LUBRIZOL CORPORATION

(2)	The fair value of government debt securities is determined through models that consider various assumptions, including time value, yield curves, credit ratings and current market prices. Corporate, state and political debt securities are valued using a matrix pricing in which securities are benchmarked against the treasury rate based on credit ratings.
(3)	Swaptions are financial instruments that provide the option to enter into an interest rate swap contract before the start date of the swap. The fair value of interest rate swaptions is based on Black-Scholes models that incorporate the applicable forward interest rates and volatilities.
(4)	The guaranteed insurance contracts invest in high quality government and corporate bonds. The fair value of guaranteed insurance contracts is determined by discounting the cash flows of the underlying investments based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issuer.
(5)	The fair value of foreign currency forward contracts is based on the difference between the contract prices and market forward rates.
(6)	The fair value of real estate collective funds is estimated using the net asset value published by the fund manager. In determining the net asset value, the fair value of each individual property owned by the fund has been estimated by an independent appraiser following established valuation procedures. Following is a reconciliation of this investment for the year ended December 31, 2010:

(In Millions of Dollars)	2010
Balance at January 1, 2010	$–
Purchases	3.0
Actual return on assets	0.2
Currency exchange rate change	0.1

Balance at December 31, 2010	$3.3

Postretirement Benefits

The company also provides certain non-pension postretirement benefits, primarily health care and life insurance benefits, for retired employees. The company’s defined benefit non-pension postretirement plan liabilities predominately relate to plans in the United States. Most of the employees in the United States become eligible for health care benefits upon retirement, provided service requirements are met. Employees in the United States who retired between January 1, 1992, and December 31, 2002, also are eligible for life insurance benefits. Participants contribute a portion of the cost of these benefits. The company’s non-pension postretirement benefit plans are not funded.

The change in the projected benefit obligation and plan assets for 2010 and 2009 and the amounts recognized in the consolidated balance sheets at December 31 for the company’s defined benefit non-pension postretirement plans are as follows:

(In Millions of Dollars)	Non-Pension Postretirement Plans
	2010	2009
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$98.1	$87.9
Service cost	1.6	1.4
Interest cost	5.6	5.6
Plan participants’ contributions	5.7	4.3
Actuarial loss	1.2	5.0
Currency exchange rate change	0.4	2.0
Plan amendments	(2.3)	–
Benefits paid	(11.8)	(8.1)

Projected benefit obligation at end of year	98.5	98.1

Change in Plan Assets:
Fair value of plan assets at beginning of year	–	–
Employer contributions	6.1	3.8
Plan participants’ contributions	5.7	4.3
Benefits paid	(11.8)	(8.1)

Fair value of plan assets at end of year	–	–

Funded Status	$(98.5)	$(98.1)

Net amounts recognized in the consolidated balance sheets:
Accrued expenses and other current liabilities	(5.2)	(5.4)
Other postretirement benefit obligations	(93.3)	(92.7)

Funded Status	$(98.5)	$(98.1)

THE LUBRIZOL CORPORATION	59

Net periodic non-pension postretirement benefit cost consists of:

(In Millions of Dollars)	2010	2009	2008
Service cost	$1.6	$1.4	$1.8
Interest cost on projected benefit obligation	5.6	5.6	5.9
Amortization of prior service credits	(5.6)	(7.0)	(6.8)
Amortization of initial net obligation	0.4	0.4	0.4
Recognized net actuarial loss	0.7	0.3	0.8
Settlement / curtailment gain	–	–	(0.6)

Net periodic non-pension postretirement benefit cost	$2.7	$0.7	$1.5

The weighted-average discount rates used to determine net periodic non-pension postretirement benefit cost were 5.89%, 6.56% and 6.45% for the years ended December 31, 2010, 2009 and 2008, respectively. The weighted-average discount rates used to determine the company’s other postretirement benefit obligations were 5.45% and 5.89% at December 31, 2010 and 2009, respectively. The weighted-average of the assumed health care cost trend rates used to determine the company’s other postretirement benefit obligations were 6.87% and 7.30% at December 31, 2010 and 2009, respectively, with subsequent annual decrements to an ultimate trend rate of 5.20% by 2015. The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rate would have the following effects as of and for the year ended December 31, 2010:

	One-Percentage-Point
(In Millions of Dollars)	Increase	Decrease
Effect on postretirement benefit obligation	$9.7	$(8.3)
Effect on total service and interest cost components	0.9	(0.8)

The amount of net loss, prior service cost and transition obligation recognized in accumulated other comprehensive loss related to the company’s defined benefit pension and other postretirement benefit plans is comprised of the following:

	Pension Plans			Non-Pension Postretirement Plans
(In Millions of Dollars)	Actuarial Net Loss	Prior Service Cost	Transition Obligation	Actuarial Net Loss	Prior Service Cost	Transition Obligation	Total
Balance at December 31, 2008	$(145.7)	$(16.5)	$(0.1)	$(8.8)	$21.9	$(1.4)	$(150.6)
Reclassification adjustments:
Pretax	5.8	2.8	0.1	0.3	(7.0)	0.4	2.4
Tax (provision) benefit	(2.0)	(1.0)	–	(0.1)	2.5	(0.1)	(0.7)

Total	3.8	1.8	0.1	0.2	(4.5)	0.3	1.7

Adjustment to recognize changes in actuarial assumptions:
Pretax	21.5	(0.7)	–	(4.8)	–	–	16.0
Tax (provision) benefit	(7.1)	0.3	–	1.8	–	–	(5.0)

Total	14.4	(0.4)	–	(3.0)	–	–	11.0

Balance at December 31, 2009	(127.5)	(15.1)	–	(11.6)	17.4	(1.1)	(137.9)
Reclassification adjustments:
Pretax	14.3	2.9	–	0.7	(5.6)	0.4	12.7
Tax (provision) benefit	(4.6)	(1.0)	–	(0.3)	2.0	(0.1)	(4.0)

Total	9.7	1.9	–	0.4	(3.6)	0.3	8.7

Adjustment to recognize changes in actuarial assumptions:
Pretax	(17.0)	(1.0)	–	(1.2)	2.3	–	(16.9)
Tax (provision) benefit	5.6	0.3	–	2.8	(0.9)	–	7.8

Total	(11.4)	(0.7)	–	1.6	1.4	–	(9.1)

Balance at December 31, 2010	$(129.2)	$(13.9)	$–	$(9.6)	$15.2	$(0.8)	$(138.3)

60	THE LUBRIZOL CORPORATION

The company amortizes gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions, over the average remaining service period of participating employees expected to receive benefits under the plans. The amount of net loss and prior service cost that is expected to be recognized as a component of net periodic pension cost in 2011 is $11.0 million and $2.6 million, respectively. The amount of net loss, prior service credit and transition obligation that is expected to be recognized as a component of net periodic non-pension postretirement benefit cost in 2011 is $0.7 million, $(5.9) million and $0.4 million, respectively.

The company’s funding policy in the United States is to contribute amounts to satisfy the funding standards of the Internal Revenue Code of 1986, as amended, and the Employee Retirement Income Security Act of 1974, as amended. Outside of the United States, the company’s policy is to fund amounts in accordance with local regulations. Several of the company’s smaller defined benefit plans are not funded. The company expects to contribute $65.0 million to its defined benefit pension plans and $5.5 million to its defined benefit non-pension postretirement plans in 2011. The expected contributions to these plans represent an actuarial estimate of future assumed payments based on historic retirement and payment patterns. Actual amounts paid could differ from this estimate.

The following table shows the benefits expected to be paid in each of the next five years and the aggregate benefits expected to be paid for the subsequent five years:

(In Millions of Dollars)	Pension Benefits	Other Benefits	Total Benefits
2011	$32.5	$5.4	$37.9
2012	39.4	5.5	44.9
2013	39.0	5.9	44.9
2014	42.9	6.2	49.1
2015	45.4	6.5	51.9
2016 – 2020	269.1	37.2	306.3

The other benefits in the above table are presented net of expected Medicare Part D subsidy payments of $0.7 million in 2011, $0.8 million in 2012, $0.9 million in 2013, $0.9 million in 2014, $1.0 million in 2015 and $4.9 million in 2016–2020.

Profit Sharing Plans

The company also has defined contribution plans, principally involving profit sharing plans and 401(k) savings plans, covering most employees in the United States and at certain non-U.S. subsidiaries. Expense for all defined contribution retirement plans was $17.2 million, $15.1 million and $15.6 million during 2010, 2009 and 2008, respectively.

Deferred Compensation Plans

The company provides non-qualified deferred compensation plans to its key employees and directors into which participants may defer a portion of their compensation, including salary, bonuses, performance-based and restricted share units and directors’ fees. The deferred compensation plans are not funded formally, but participants may elect to allocate their deferrals in accounts that mirror the investment funds and returns within the company’s 401(k) savings plan. Changes in value of undistributed deferred compensation from credited investment returns or losses are recognized in current earnings. Participants elect to receive payment at a specified date, or between 6 and 12 months after separation from service. All distributions are made in cash, except for deferrals allocated in the Lubrizol common shares account that are settled in stock, in the form of a single lump sum or periodically over a period of up to 20 years. Undistributed deferred compensation totaled $42.9 million and $31.1 million at December 31, 2010 and 2009, respectively, of which $1.9 million and $1.3 million were included in accrued expenses and other current liabilities at December 31, 2010 and 2009, respectively. The company maintains company-owned life insurance policies as a mechanism to fund informally its deferred compensation plans. The cash surrender value of these policies totaled $43.2 million and $28.0 million at December 31, 2010 and 2009, respectively, and was recorded within other assets.

Note 14 – STOCK-BASED COMPENSATION

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

THE LUBRIZOL CORPORATION	61

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

The 2010 Plan and 2005 Plan each provide for nonemployee directors of the company to receive an automatic annual grant of restricted share units worth approximately $0.1 million based on the fair market value of the company’s common shares on the date of each annual meeting of shareholders. A pro-rata number of restricted share units are granted to directors appointed between annual meetings of shareholders. All of these restricted share units vest on the date of the next annual meeting of shareholders. The fair value of restricted share units is based on the closing price of the company’s common shares on the date of grant. The company granted 7,425, 15,439 and 10,152 restricted share units under the 2010 Plan and 2005 Plan during 2010, 2009 and 2008, respectively.

Under the company’s long-term incentive program, dollar-based target awards for three-year performance periods are determined by the organization and compensation committee of the board of directors. The target awards correspond to pre-determined three-year cumulative earnings per share growth rates. The dollar-based target awards are converted into a combination of stock options and performance-based share units based on the fair value of the respective awards on the date of grant.

Options outstanding as of December 31, 2010, and changes during the year ended December 31, 2010, were as follows:

	Shares Underlying Options	Weighted- Average Exercise Price
Outstanding, January 1, 2010	2,160,852	$37.23
Granted	91,800	$78.18
Exercised	(745,011)	$36.38
Expired	(1,000)	$28.13

Outstanding, December 31, 2010	1,506,641	$40.16

Options exercisable, December 31, 2010	1,155,041	$38.55

The aggregate intrinsic value of options outstanding at December 31, 2010, based on the company’s closing stock price on the last trading day of 2010, which would have been received by the option holders had all options been exercised on that date, was $100.5 million. The aggregate intrinsic value of options exercisable at December 31, 2010, based on the company’s closing stock price on the last trading day of 2010, which would have been received by the option holders had all exercisable options been exercised on that date, was $78.9 million. The total intrinsic value of stock options exercised was $39.5 million, $28.1 million and $3.2 million during 2010, 2009 and 2008, respectively. Intrinsic value is the amount by which the company’s closing share price exceeds the exercise price of the options multiplied by the number of in-the-money options.

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 20 – $ 30	346,100	8.2 years	$27.77	138,050	$27.77
$ 30 – $ 40	641,466	2.5 years	$33.88	641,466	$33.88
$ 40 – $ 50	153,100	5.0 years	$43.07	153,100	$43.07
$ 50 – $ 60	274,175	6.7 years	$56.12	222,425	$55.58
$ 70 – $ 80	91,800	9.2 years	$78.18	–	$–

	1,506,641			1,155,041

The weighted-average remaining contractual term of options outstanding and exercisable at December 31, 2010, was 5.3 years and 4.3 years, respectively.

62	THE LUBRIZOL CORPORATION

The fair value of stock options are estimated using the Black-Scholes option pricing model. There were 91,800, 438,600 and 253,100 stock options granted during 2010, 2009 and 2008, respectively. Options under the 2005 Plan have been granted to employees at fair market value at the date of grant. The weighted-average assumptions used to value the stock options granted during 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Risk-free interest rate	3.3%	2.8%	3.5%
Dividend yield	1.6%	4.5%	2.1%
Expected volatility	30.3%	27.9%	20.0%
Expected life (years)	6.5	6.5	6.5
Weighted-average fair value of options granted during the year	$23.84	$5.03	$12.27

The fair value of performance-based share units is based on the closing price of the company’s common shares on the date of grant. The company granted 106,500, 290,520 and 116,990 performance-based share units during 2010, 2009 and 2008, respectively. There are no voting or dividend rights associated with the performance-based share units until the end of the performance period and a distribution of shares, if any, is made. Nonvested performance-based share units at December 31, 2010, and changes during the year ended December 31, 2010, were as follows:

	Share Units	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2010	774,578	$36.15
Granted	106,500	$78.18
Performance increase	106,500	$78.18
Vested	(127,760)	$58.45
Forfeited	(4,684)	$42.14

Nonvested at December 31, 2010	855,134	$43.25

The following table identifies the number of performance-based share units expected to be issued based on current expectations of performance at December 31, 2010:

Performance Period	Expected Number of Units to be Issued	Weighted- Average Grant Date Fair Value
2008 – 2010	211,240	$58.45
2009 – 2011	559,814	$27.77
2010 – 2012	211,840	$78.18

The company is using previously purchased treasury shares for all net shares issued for option exercises and performance-based and restricted share units. During the year ended December 31, 2010, the award for the 2007-2009 performance period was distributed resulting in the issuance of 213,960 shares and the deferral of 20,576 shares into a deferred compensation plan. During the year ended December 31, 2009, the award for the 2006-2008 performance period was distributed resulting in the issuance of 172,381 common shares and the deferral of 112,411 common shares into a deferred compensation plan. During the year ended December 31, 2008, the award for the 2005-2007 performance period was distributed resulting in the issuance of 134,578 shares and the deferral of 96,969 shares into a deferred compensation plan.

The terms of the performance-based share units granted to international employees state that payment will be in cash at the end of the performance period. As such, liability accounting is used for these awards and compensation expense is calculated based on the company’s common share price. In addition, some international employees received stock-based awards in prior years that are similar to stock appreciation rights. The value of these awards is based on the company’s common share price and is paid in cash upon exercise. A portion of these awards has expiration dates through 2014, while the remainder expires upon retirement. At December 31, 2010, the unexercised portion of these fully vested awards was accounted for as a liability. Compensation expense (credits) recognized in the consolidated statements of operations related to these stock-based liability awards was $6.5 million, $10.4 million and $(3.7) million during 2010, 2009 and 2008, respectively.

THE LUBRIZOL CORPORATION	63

Total stock-based compensation expense recognized in the consolidated statements of operations was $25.8 million, $31.8 million and $7.6 million during 2010, 2009 and 2008, respectively. The related tax benefit was $9.0 million, $11.1 million and $2.6 million during 2010, 2009 and 2008, respectively. Based on the grant date fair value of the awards and the company’s common share price at December 31, 2010, there was $21.6 million of total pre-tax unrecognized compensation cost related to all stock-based awards that were not vested. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Note 15 – RESTRUCTURING AND IMPAIRMENT CHARGES

2010 Activities

During the year ended December 31, 2010, the company recorded aggregate restructuring and impairment charges of $11.7 million. Restructuring charges of $7.0 million related to the settlement of the pension obligation to employees at the closed Lubrizol Additives blending, packaging and warehouse facility in Ontario, Canada. Asset write-offs of $4.0 million primarily related to the abandonment of machinery and equipment within the TempRite business in the engineered polymers product line as part of our long-term strategy of right sizing capacity and optimizing our overall manufacturing footprint. Severance and benefits of $0.6 million primarily related to the restructuring of the sales and marketing organization within the TempRite business during 2010. The remaining charges related to the discontinuation of a tolling arrangement to manufacture products within the performance coatings product line of the Lubrizol Advanced Materials segment and the closure of production facilities from previously announced programs.

The components of the restructuring and impairment charges for the year ended December 31, 2010, are as follows:

(In Millions of Dollars)	Asset Write-offs and Impairments	Other Plant Exit Costs	Severance and Benefits	Total
Lubrizol Additives plant closure and workforce reductions	$(0.1)	$–	$7.0	$6.9
Lubrizol Advanced Materials 2009 plant closures and workforce reductions	4.0	0.3	(0.4)	3.9
Lubrizol Advanced Materials 2010 workforce reductions and product line discontinuations	–	0.2	0.6	0.8
Corporate organizational restructuring	–	–	0.1	0.1

Total restructuring and impairment charges	$3.9	$0.5	$7.3	$11.7

2009 Activities

During the year ended December 31, 2009, the company recorded aggregate restructuring and impairment charges of $30.4 million primarily related to severance and benefits associated with organizational restructuring decisions, which increased operating efficiencies and improved profitability. Additionally, the company recorded long-lived asset impairment charges primarily related to the write-off of preliminary process engineering design work associated with its plans, announced in March 2008, to build a lubricant additives plant in China. Due to lower expected demand caused by the global recession, significant uncertainty arose regarding the timing of the China project and resulted in revisions to the scope and location of the plant. As a result, the recoverability of the asset for preliminary process engineering design work performed was affected adversely and the associated asset was impaired. Further, the company recorded long-lived asset impairment and severance and benefit charges related to its decision to cease manufacturing at two U.S. facilities within the performance coatings and engineered polymers product lines of the Lubrizol Advanced Materials segment. Manufacturing of engineered polymers products at one of the closed facilities was transferred to other facilities to improve the utilization of existing assets. The remaining charges primarily related to the closing of a Lubrizol Additives blending, packaging and warehouse facility in Ontario, Canada that was announced in 2008. The company recorded an impairment charge associated with this facility closure as a result of the decline in fair value of the assets held for sale.

The components of the restructuring and impairment charges for the year ended December 31, 2009, are as follows:

(In Millions of Dollars)	Asset Impairments	Other Plant Exit Costs	Severance and Benefits	Total
Corporate organizational restructuring	$–	$–	$15.4	$15.4
Long-lived asset impairments	7.9	–	–	7.9
Lubrizol Advanced Materials 2009 plant closures and workforce reductions	3.9	–	1.0	4.9
Lubrizol Additives plant closure and workforce reductions	1.3	0.3	0.7	2.3
Performance coatings 2008 business improvement initiatives	–	–	(0.1)	(0.1)

Total restructuring and impairment charges	$13.1	$0.3	$17.0	$30.4

64	THE LUBRIZOL CORPORATION

2008 Activities

In 2008, restructuring and impairment charges included $363.0 million related to a goodwill impairment charge associated with the company’s engineered polymers and performance coatings product lines. Refer to Note 7 for further discussion of this impairment charge.

During the year ended December 31, 2008, the company recorded restructuring and impairment charges of $25.4 million related to business improvement initiatives and impairments of long-lived assets primarily within the performance coatings product line of the Lubrizol Advanced Materials segment. The company completed the disposition of a textile compounding plant and recognized an asset impairment for a textile coatings production line in the first quarter of 2008. In the second quarter of 2008, the company announced additional steps to improve the profitability of its U.S. performance coatings business. Manufacturing of certain products at various locations ceased or was transferred to more efficient production facilities in order to align manufacturing with its end-use markets. In addition, the company restructured the sales, marketing and research and development organizations within the performance coatings product line. In the fourth quarter of 2008, the company recorded an impairment charge associated with long-lived assets in the performance coatings product line as a result of declining demand in its textile applications.

In the third quarter of 2008, the company decided to close a Lubrizol Additives blending, packaging and warehouse facility in Ontario, Canada that resulted in charges of $5.6 million. Operations at the facility ended in June 2009.

The components of the restructuring and impairment charges for the year ended December 31, 2008, are as follows:

(In Millions of Dollars)	Asset Impairments	Other Plant Exit Costs	Severance and Benefits	Total
Goodwill impairment charges	$363.0	$–	$–	$363.0
Performance coatings 2008 business improvement initiatives	14.7	0.4	4.7	19.8
Lubrizol Advanced Materials plant closures, production line impairments and workforce reductions	5.3	–	0.3	5.6
Lubrizol Additives plant closure and workforce reductions	–	–	5.6	5.6

Total restructuring and impairment charges	$383.0	$0.4	$10.6	$394.0

The following tables show the activity of the restructuring liability beginning from January 1, 2008, to December 31, 2010, by major restructuring activity:

(In Millions of Dollars)	Liability January 1, 2010	Restructuring and Impairment Charges	Cash Paid	Non-cash Adjustments	Liability December 31, 2010
Corporate organizational restructuring	$1.9	$0.1	$(1.6)	$–	$0.4
Lubrizol Advanced Materials 2010 workforce reductions and product line discontinuations	–	0.8	(0.8)	–	–
Lubrizol Advanced Materials 2009 plant closures and workforce reductions	1.0	3.9	(0.9)	(4.0)	–
Performance coatings 2008 business improvement initiatives	0.1	–	–	–	0.1
Lubrizol Additives plant closure and workforce reductions	–	6.9	–	(6.9)	–

	$3.0	$11.7	$(3.3)	$(10.9)	$0.5

For the year ended December 31, 2010, $7.0 million of restructuring charges associated with the Lubrizol Additives plant closure and workforce reductions have been reflected as a non-cash adjustment within the table above as the resulting liability was reclassified to pension obligations.

THE LUBRIZOL CORPORATION	65

(In Millions of Dollars)	Liability January 1, 2009	Restructuring and Impairment Charges	Cash Paid	Non-cash Adjustments	Liability December 31, 2009
Corporate organizational restructuring	$–	$15.4	$(13.5)	$–	$1.9
Long-lived asset impairments	–	7.9	–	(7.9)	–
Lubrizol Advanced Materials 2009 plant closures and workforce reductions	–	4.9	–	(3.9)	1.0
Performance coatings 2008 business improvement initiatives	0.9	(0.1)	(0.7)	–	0.1
Lubrizol Additives plant closure and workforce reductions	0.7	2.3	(1.7)	(1.3)	–
Noveon International, Inc. restructuring liabilities assumed	0.5	–	(0.5)	–	–

	$2.1	$30.4	$(16.4)	$(13.1)	$3.0

(In Millions of Dollars)	Liability January 1, 2008	Restructuring and Impairment Charges	Cash Paid	Non-cash Adjustments	Liability December 31, 2008
Performance coatings 2008 business improvement initiatives	$–	$19.8	$(4.1)	$(14.8)	$0.9
Lubrizol Advanced Materials plant closures, production line impairments and workforce reductions	0.4	5.6	(0.7)	(5.3)	–
Lubrizol Additives plant closure and workforce reductions	–	5.6	(0.2)	(4.7)	0.7
Bromborough, U.K. plant closure and sale	0.1	–	–	(0.1)	–
Noveon International, Inc. restructuring liabilities assumed	0.5	–	–	–	0.5

	$1.0	$31.0	$(5.0)	$(24.9)	$2.1

For the year ended December 31, 2008, $4.5 million of restructuring charges associated with the Lubrizol Additives plant closure and workforce reductions have been reflected as a non-cash adjustment within the table above as the resulting liability was reclassified to pension obligations at December 31, 2008.

Note 16 – OTHER INCOME – NET

(In Millions of Dollars)	2010	2009	2008
Currency gains (losses)	$5.7	$(1.4)	$16.4
Equity earnings of non-consolidated companies	5.2	4.9	2.3
Royalties and other fees	3.6	4.2	1.9
Gain on sale of non-consolidated companies	0.8	4.1	–
Other – net	6.5	4.6	2.0

	$21.8	$16.4	$22.6

Dividends received from non-consolidated companies were $6.0 million, $4.7 million and $1.4 million during 2010, 2009 and 2008, respectively.

Note 17 – INCOME TAXES

Income (loss) before income taxes consists of the following:

(In Millions of Dollars)	2010	2009	2008
United States	$470.0	$300.5	$(180.0)
Foreign	534.3	425.3	197.0

	$1,004.3	$725.8	$17.0

66	THE LUBRIZOL CORPORATION

The provision for income taxes consists of the following:

(In Millions of Dollars)	2010	2009	2008
Current:
United States:
Federal	$96.9	$98.8	$32.9
State	9.0	9.4	2.8
Foreign	131.4	87.7	71.8

	237.3	195.9	107.5

Deferred:
United States:
Federal	12.9	13.0	(15.7)
State	2.3	(0.4)	(2.1)
Foreign	3.1	3.1	(13.8)

	18.3	15.7	(31.6)

	$255.6	$211.6	$75.9

The differences between the provision for income taxes at the U.S. statutory rate and the tax shown in the consolidated statements of operations are summarized as follows:

(In Millions of Dollars)	2010	2009	2008
Tax at statutory rate of 35%	$351.5	$254.0	$5.9
Goodwill impairment	–	–	86.4
State and local income taxes	7.4	5.8	0.5
Impact of foreign operations	(48.6)	(43.1)	(32.7)
U.S. tax cost of foreign dividends	(23.5)	14.7	10.3
Uncertain tax positions	(13.7)	0.7	(3.6)
U.S. manufacturing deduction	(12.8)	(6.4)	(0.7)
Impact of currency (gains) losses	(3.8)	(10.5)	11.3
Other - net	(0.9)	(3.6)	(1.5)

	$255.6	$211.6	$75.9

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

(In Millions of Dollars)	2010	2009
Deferred tax assets:
Pension and other postretirement benefits	$130.5	$142.5
Accrued compensation and benefits	55.7	48.6
Inventory	44.5	29.4
Cash flow hedges	21.6	23.5
Net operating losses and tax credits carried forward	6.7	16.6
Other	23.0	29.7

Total gross deferred tax assets	282.0	290.3
Less: valuation allowance	(7.7)	(10.5)

Net deferred tax assets	274.3	279.8

Deferred tax liabilities:
Depreciation and other basis differences	225.0	213.6
Foreign subsidiary and affiliate undistributed earnings	4.9	8.9
Other	13.0	13.3

Total deferred tax liabilities	242.9	235.8

Net deferred tax assets	$31.4	$44.0

THE LUBRIZOL CORPORATION	67

At December 31, 2010, the company had state and foreign net operating loss carryforwards (NOLs). The company had $0.7 million of state tax benefits from NOLs that expire in 2011 through 2027. Foreign NOLs totaled $19.8 million, of which $18.0 million expire in 2011 through 2024 and $1.8 million have an indefinite life. Additionally, the company has incurred losses in a foreign jurisdiction where realization of the future economic benefit is so remote that the benefit is not reflected as a deferred tax asset.

U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries, which are considered to be indefinitely reinvested in the operations of such subsidiaries. The amount of these earnings was approximately $1,279.1 million at December 31, 2010. Determination of the net amount of unrecognized taxes with respect to these earnings is not practicable.

Income taxes paid were $257.9 million, $180.3 million and $88.1 million during 2010, 2009 and 2008, respectively.

The company only recognizes the economic benefit associated with a tax position taken or expected to be taken if it is more likely than not that a tax position ultimately will be sustained. After this threshold is met, a tax position is measured at the largest amount of benefit that is more likely than not to be ultimately sustained. Following is a reconciliation of unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008:

(In Millions of Dollars)	2010	2009	2008
Balance at January 1	$51.7	$50.0	$59.3
Additions:
Current year tax positions	6.0	5.6	6.9
Prior year tax positions	2.9	1.6	2.2
Reductions for prior year tax positions	(0.7)	(0.5)	(9.3)
Expirations of statutes of limitations	(20.4)	(6.1)	(6.5)
Settlements	(1.0)	(0.4)	(0.4)
Currency exchange rate change	–	1.5	(2.2)

Balance at December 31	$38.5	$51.7	$50.0

At December 31, 2010, the company had gross unrecognized tax benefits of $38.5 million, of which $32.1 million, if recognized, would have affected the effective tax rate. The company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. Gross interest expense totaled $4.0 million, $3.7 million and $3.4 million during 2010, 2009 and 2008, respectively. Gross interest income totaled $6.4 million, $2.9 million and $3.2 million during 2010, 2009 and 2008, respectively. At December 31, 2010 and 2009, the company accrued $5.9 million and $8.5 million, respectively, for the potential payment of interest and penalties.

The majority of the company’s unrecognized tax benefits are classified as noncurrent liabilities because payment of cash is not expected within one year. The company does not anticipate that the total unrecognized tax benefits will change significantly due to the settlement of audits and the expiration of statute of limitations within one year of December 31, 2010.

The company operates in numerous taxing jurisdictions and is subject to regular examinations by various U.S. federal, state and foreign jurisdictions. The company’s income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which the company does business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions and the difficulty in estimating the final resolution of complex tax audit matters, the company’s estimates of income tax liabilities may differ from actual payments or assessments. The company no longer is subject to U.S. federal, state and local or foreign tax examinations for years before 2001.

Note 18 – CONTINGENCIES AND COMMITMENTS

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

68	THE LUBRIZOL CORPORATION

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

The company’s environmental reserves, measured on an undiscounted basis, totaled $7.5 million and $9.4 million at December 31, 2010 and 2009, respectively. Of these amounts, $4.8 million and $5.8 million were included in accrued expenses and other current liabilities at December 31, 2010 and 2009, respectively. Goodrich provided LZAM International with an indemnity for various environmental liabilities that extends through February 2011. Pursuant to this indemnity, Goodrich currently is indemnifying LZAM International for the costs of several environmental remediation projects. The company estimates Goodrich’s share of such currently identified liabilities to be approximately $0.1 million at December 31, 2010, which is included in receivables. Goodrich’s share of all of these liabilities may increase to the extent third parties fail to honor their obligations through February 2011.

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

Leases

The company has commitments under operating leases primarily for office space, terminal facilities, land, railcars and various computer and office equipment. Rental expense was $30.3 million, $30.1 million and $34.2 million during 2010, 2009 and 2008, respectively. Future minimum rental commitments under operating leases having initial or remaining non-cancelable lease terms exceeding one year are $25.2 million in 2011, $20.5 million in 2012, $14.5 million in 2013, $11.8 million in 2014, $8.4 million in 2015 and $22.4 million thereafter.

Commitments

The company has numerous purchase commitments for materials, supplies and energy in the ordinary course of business. Non-cancelable purchase commitments primarily include raw materials purchased under take-or-pay contracts, drumming and service contracts, utility purchase agreements and toll processing arrangements. Future non-cancelable purchase commitments are $62.2 million in 2011, $52.2 million in 2012, $45.7 million in 2013, $40.5 million in 2014, $39.1 million in 2015 and $6.6 million thereafter. The company also has numerous sales commitments for product supply contracts in the ordinary course of business.

THE LUBRIZOL CORPORATION	69

Note 19 – RELATED PARTY TRANSACTIONS

Significant transactions with related parties were:

(In Millions of Dollars)	2010	2009	2008
Revenues (1)	$92.3	$79.4	$103.9
Cost of sales (2)	58.4	38.5	58.1
Selling and administrative expenses (3)	5.0	7.5	–
Other income – net (4)	0.9	0.6	0.6

(1)	The company sells finished lubricant additives to noncontrolling interests in its consolidated companies and equity affiliates.
(2)	The company purchases base oils, electricity and other production materials for use in the manufacturing of its lubricant additives from noncontrolling interests in its consolidated companies and equity affiliates.
(3)	The company made contributions to The Lubrizol Foundation, an organization that complements and supports the interests, values and vision of the company by awarding financial support to educational institutions and charitable organizations in communities primarily within the United States where the company operates major facilities.
(4)	The company charges its equity affiliates a support fee for providing technical services. In addition, the company is charged technical and other support fees by noncontrolling interests in its consolidated companies.

Receivables on the consolidated balance sheets includes $12.5 million and $17.5 million due from related parties at December 31, 2010 and 2009, respectively. Accounts payable includes $3.0 million and $0.6 million due to related parties at December 31, 2010 and 2009, respectively. Accrued expenses and other current liabilities includes $2.5 million due to related parties at December 31, 2009.

Note 20 – SUBSEQUENT EVENT

On January 21, 2011, the company acquired the Performance Products Group of Nalco Company, a supplier of value-added specialty polymers and formulation additives marketed to the global personal care and household care industries, for approximately $164.2 million in cash. The agreement includes all Nalco personal care dedicated technology, know-how, trade names and customer lists, as well as royalty-free access to the use of technology and intellectual property currently shared with other Nalco businesses.

Note 21 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth the quarterly results of operations for the years ended December 31, 2010 and 2009:

	2010
	First	Second	Third	Fourth	Full Year
Revenues	$1,315.5	$1,401.2	$1,383.8	$1,317.3	$5,417.8
Gross profit	450.7	473.6	454.5	412.2	1,791.0
Restructuring and impairment charges (credits)	0.9	0.5	(0.4)	10.7	11.7
Net income	167.0	206.6	214.3	160.8	748.7
Net income attributable to The Lubrizol Corporation	162.3	201.4	211.8	156.7	732.2
Net income per common share attributable to The Lubrizol Corporation:
Basic	$2.37	$2.95	$3.15	$2.41	$10.88
Diluted	2.32	2.88	3.08	2.35	10.64

	2009
	First	Second	Third	Fourth	Full Year
Revenues	$1,012.4	$1,111.0	$1,274.6	$1,188.3	$4,586.3
Gross profit	273.9	393.8	460.6	387.0	1,515.3
Restructuring and impairment charges	11.4	10.1	5.8	3.1	30.4
Net income	65.2	135.9	174.7	138.4	514.2
Net income attributable to The Lubrizol Corporation	64.2	131.9	170.5	134.2	500.8
Net income per common share attributable to The Lubrizol Corporation:
Basic	$0.95	$1.95	$2.50	$1.95	$7.36
Diluted	0.95	1.92	2.46	1.92	7.26

70	THE LUBRIZOL CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

At the end of the period covered by this annual report (December 31, 2010), we carried out an evaluation, under the supervision and with the participation of the company’s management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the end of such period, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In the fourth quarter of 2010, we implemented a common information systems platform in the Asia-Pacific operations of our Lubrizol Advanced Materials segment. This implementation is part of our company-wide initiative, which we anticipate completing in 2011, to extend our current information systems platform to the entire organization so that our core business processes are integrated globally. Upon completion, we expect that the implementation of this common information systems platform will enhance our internal controls over financial reporting. We currently are not aware of any material adverse impacts on our internal controls over financial reporting as a result of this change.

There were no other changes in our internal control over financial reporting identified in the evaluation described in the preceding paragraphs that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

The Lubrizol Corporation’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2010, the company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2010, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which expressed an unqualified opinion as stated in their report, a copy of which is included below.

THE LUBRIZOL CORPORATION	71

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of The Lubrizol Corporation

We have audited the internal control over financial reporting of The Lubrizol Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010, of the Company and our report dated February 25, 2011, expressed an unqualified opinion on those financial statements and financial statement schedule.

Cleveland, Ohio

February 25, 2011

ITEM 9B. OTHER INFORMATION

Not applicable.

72	THE LUBRIZOL CORPORATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information from our proxy statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference: the information contained in Part One: Items to be Voted on at the 2011 Annual Meeting under the subheadings “Nominees for Election” and “Continuing Directors”; the information contained in Part Two: Corporate Governance regarding the identity of members of, and financial experts on, the company’s audit committee under the headings “Audit Committee” and “Board Committees”; and the information contained in Part Four: Security Ownership and Reporting; Equity Compensation Plan Information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

Executive Officers

Following are the names, ages and positions of the executive officers of the company as of February 25, 2011. Unless otherwise noted, all positions indicated are or were held with The Lubrizol Corporation.

Name	Age	Positions Held
James L. Hambrick	56	Chairman of the Board (2005-present); Chief Executive Officer (2004-present); and President (2003-present)
Charles P. Cooley	55	Senior Vice President (2004-present); Chief Financial Officer (1998-present); and Treasurer (1998-2001 and 2006-Apr. 2009)
Suzanne F. Day	41	Corporate Vice President and General Counsel (2011-present); Deputy General Counsel (2007-2010); and Counsel (1998-2007)
W. Scott Emerick	46	Corporate Controller (2004-present); Noveon, Inc.: Director of Finance - TempRite products (2003-2004) and Director of Accounting and External Financial Reporting (2001-2003)
Robert T. Graf	52	Vice President, Research and Development (Sep. 2008-present); Lubrizol Additives: Vice President of Research and Development (2004-Sep. 2008), and division head of North American research and development (2001-2004)
Stephen F. Kirk	61	Chief Operating Officer (Sep. 2008-present); Senior Vice President (2004-present); President, Lubrizol Additives (2004-Sep. 2008); and Vice President, Sales (1999-2004)
Gregory R. Lewis	52	Vice President, Global Risk Management and Chief Ethics Officer (Sep. 2008-present); Vice President and General Counsel, Lubrizol Advanced Materials (2004-Sep. 2008); Deputy General Counsel (Jun. 2007-Sep. 2008); Vice President, Asia Pacific (2003-2004); Assistant Secretary (2001-2003); and Assistant to the General Counsel (1997-2003)
C. Larry Miller	53	Vice President, Human Resources (Jul. 2009-present); General Manager, Corporate Human Resources (Sep. 2008-Jul. 2009); a number of other positions in Human Resources of varying responsibility (1988–1999); and Vice President, Global Human Resources of Tremco Incorporated, an RPM Company (2004-May 2009)
Larry D. Norwood	60	Vice President, Operations (Sep. 2008-present); Vice President, Operations, Lubrizol Additives (2004-Sep. 2008) and General Manager, Lubrizol Additives’ Texas operations (1998-2003)
Leslie M. Reynolds	50	Corporate Secretary (2001-present); Counsel (1991-present); and Assistant Secretary (1997-2001)
Patrick H. Saunier	55	Vice President, Information Systems (2004-present) and leader of the European shared services organization (1999-2004)
Eric R. Schnur	44	Vice President and President, Lubrizol Advanced Materials (Sep. 2008-present); Vice President and General Manager, Performance Coatings product line (2007-Sep. 2008); and Vice President, Lubrizol Additives specialties business (2004-2007)
Daniel L. Sheets	53	Vice President and President, Lubrizol Additives (Sep. 2008-present); and a number of leadership roles in Lubrizol Additives, including Vice President, Sales (2005-Sep. 2008) and Vice President, Engine Additives product line (2003-2005)
Gregory D. Taylor	52	Vice President, Corporate Planning, Development and Communications (2007-present); Managing Director, Corporate Planning and Development (2003-2007)
Brian A. Valentine	41	Treasurer (Apr. 2009-present); Assistant Treasurer (2008-Apr. 2009); Director, Treasury Finance (2004-2008); and a number of other positions in Treasury and Finance of varying responsibility (1998-2004)
Jeffrey A. Vavruska	50	Chief Tax Officer (2004-present)

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

THE LUBRIZOL CORPORATION	73

ITEM 11. EXECUTIVE COMPENSATION

The following information from our proxy statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference: the information contained in Part Two: Corporate Governance under the headings “Compensation Committee Report,” “Director Compensation” and “Compensation Practices and Risk Management Procedures”; and the information contained in Part Three: Executive Compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following information from our proxy statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference: the information contained in Part Four: Security Ownership and Reporting; Equity Compensation Plan Information under the heading “Security Ownership of Directors, Executive Officers and Large Beneficial Owners” and under the heading “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following information from our proxy statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference: the information contained in Part Two: Corporate Governance relating to certain relationships, related transactions and director independence under the headings “Director Independence” and “Related Person Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following information from our proxy statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference: the information contained in Part One: Items to be Voted on at the 2011 Annual Meeting under the heading “Item 2: Confirmation of the Appointment of Independent Registered Public Accountant — Independent Registered Public Accountant Fees.”

74	THE LUBRIZOL CORPORATION

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) The following consolidated financial statements of The Lubrizol Corporation are included in Item 8:

Consolidated Statements of Operations – Years ended December 31, 2010, 2009 and 2008

Consolidated Balance Sheets – December 31, 2010 and 2009

Consolidated Statements of Cash Flows – Years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Equity – Years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(a)(2) Schedule II is included below. All other schedules have been omitted because they are not applicable.

SCHEDULE II – Valuation and Qualifying Accounts

For the years ended December 31, 2010, 2009 and 2008

(In Millions of Dollars)

Description	Balance at Beginning of Year	Charged/ (Credited) to Expenses	Charged/ (Credited) to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2010:
Allowance for uncollectible accounts	$5.4	$0.1	$–	$1.2	$4.3
Inventory reserves	34.1	1.8	–	2.2	33.7
Deferred tax asset valuation allowance	10.5	(4.7)	1.9	–	7.7
Year ended December 31, 2009:
Allowance for uncollectible accounts	6.7	1.6	–	2.9	5.4
Inventory reserves	24.7	11.0	–	1.6	34.1
Deferred tax asset valuation allowance	10.4	(0.2)	0.3	–	10.5
Year ended December 31, 2008:
Allowance for uncollectible accounts	6.3	2.1	–	1.7	6.7
Inventory reserves	15.0	8.4	2.5	1.2	24.7
Deferred tax asset valuation allowance	18.7	(6.7)	(1.6)	–	10.4

(a)(3) Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation of The Lubrizol Corporation, effective as of May 6, 2009 (incorporated by reference to Exhibit 3.1 to the company’s quarterly report on Form 10-Q filed with the SEC on May 8, 2009).

3.2	Second Amended and Restated Regulations of The Lubrizol Corporation, effective as of June 23, 2009 (incorporated by reference to Exhibit 3.1 to the company’s current report on Form 8-K filed with the SEC on June 24, 2009).

4.1	Indenture, dated as of January 27, 2009, by and between The Lubrizol Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the company’s current report on Form 8-K filed with the SEC on January 27, 2009).

4.2	First Supplemental Indenture to the Indenture dated as of January 27, 2009, by and between The Lubrizol Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the company’s current report on Form 8-K filed with the SEC on January 27, 2009).

4.3	Form of $500,000,000 8.875% Notes due 2019 (incorporated by reference to Exhibit 4.3 to the company’s current report on Form 8-K filed with the SEC on January 27, 2009).

4.4	Amended and Restated Indenture dated September 28, 2004 (originally dated June 1, 1995) by and among The Lubrizol Corporation, all of The Lubrizol Corporation’s wholly owned direct and indirect domestic subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as successor trustee (incorporated by reference to Exhibit 4.4 to the company’s annual report on Form 10-K for the year ended December 31, 2009).

THE LUBRIZOL CORPORATION	75

Exhibit Number	Description
4.5	Form of $100,000,000 7.25% Notes due 2025 (incorporated by reference to Exhibit (4)(b) to the company’s registration statement on Form S-3 (SEC File No. 33-68246) filed with the SEC on September 1, 1993).

4.6	Form of Indenture for Debt Securities of The Lubrizol Corporation (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the company’s registration statement on Form S-3 (SEC File No. 333.115662) filed with the SEC on August 24, 2004).

4.7	Form of $450,000,000 5.5% Notes due 2014 (incorporated by reference to Exhibit 4.7 to the company’s annual report on Form 10-K for the year ended December 31, 2009).

4.8	Form of $300,000,000 6.5% Debentures due 2034 (incorporated by reference to Exhibit 4.8 to the company’s annual report on Form 10-K for the year ended December 31, 2009).

10.1	Credit Agreement, dated as of July 19, 2010, among The Lubrizol Corporation, the Initial Lenders named therein, Citicorp Global Markets Inc. and KeyBank National Association, as co-lead arrangers and co-bookrunners, KeyBank National Association and The Royal Bank of Scotland plc, as co-syndication agents, Deutsche Bank AG New York Branch and JPMorgan Chase Bank, N.A., as co-documentation agents, and Citibank, N.A., as agent (incorporated by reference to Exhibit 10.1 to the company’s current report on Form 8-K filed with the SEC on July 22, 2010).

10.2	Three Year Credit Agreement dated July 21, 2009, among Lubrizol Holdings France SAS, Lubrizol Advanced Materials Europe BVBA, Lubrizol (Gibraltar) Limited and Lubrizol Coordination Center BVBA as borrowers, The Lubrizol Corporation as guarantor, the initial lenders named therein, and The Royal Bank of Scotland plc as administrative agent (incorporated by reference to Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the period ended March 31, 2010).

10.3*	The Lubrizol Corporation 2010 Stock Incentive Plan, as amended November 9, 2010.

10.4*	Form of Performance Share Unit Award Agreement under The Lubrizol Corporation 2010 Stock Incentive Plan.

10.5*	Form of Nonstatutory Stock Option Award Agreement under The Lubrizol Corporation 2010 Stock Incentive Plan (incorporated by reference to and included with Exhibit 99.1 to the company’s current report on Form 8-K filed with the SEC on April 28, 2010).

10.6*	Form of Outside Director Restricted Stock Unit Award Agreement under The Lubrizol Corporation 2010 Stock Incentive Plan (incorporated by reference to and included within Exhibit 99.1 to the company’s current report on Form 8-K filed with the SEC on April 28, 2010).

10.7*	Form of Restricted Stock Award Agreement under The Lubrizol Corporation 2010 Stock Incentive Plan (incorporated by reference to and included within Exhibit 99.1 to the company’s current report on Form 8-K filed with the SEC on April 28, 2010).

10.8*	The Lubrizol Corporation 2005 Officers’ Supplemental Retirement Plan, as amended November 9, 2010.

10.9*	Form of Employment Agreement between The Lubrizol Corporation and certain of its senior executive officers for new agreements executed on or after September 22, 2009, as amended November 9, 2010.

10.10*	The Lubrizol Corporation 2005 Excess Defined Contribution Plan, as amended November 9, 2010.

10.11*	The Lubrizol Corporation 2005 Excess Defined Benefit Plan, as amended November 9, 2010.

10.12*	The Lubrizol Corporation 2005 Deferred Compensation Plan for Directors, as amended November 9, 2010.

10.13*	The Lubrizol Corporation Senior Management Deferred Compensation Plan, as amended November 9, 2010.

10.14*	The Lubrizol Corporation 2005 Executive Council Deferred Compensation Plan, as amended November 9, 2010.

10.15*	Form of Employment Agreement between The Lubrizol Corporation and certain of its senior executive officers, as amended November 9, 2010.

10.16*	The Lubrizol Corporation Financial Planning Program, as amended November 9, 2010.

10.17*	Form of Indemnification Agreement between The Lubrizol Corporation and certain of its senior executive officers and directors (incorporated by reference to Exhibit 10.1 to the company’s current report on Form 8-K filed with the SEC on June 30, 2010).

76	THE LUBRIZOL CORPORATION

Exhibit Number	Description
10.18*	The Lubrizol Corporation Annual Incentive Pay Plan, as amended February 22, 2010 (incorporated herein by reference to Exhibit 10.1 to the company’s current report on Form 8-K filed with the SEC on February 24, 2010).

10.19*	Form of Annual Incentive Pay Plan Award Letter under The Lubrizol Corporation Annual Incentive Pay Plan (incorporated by reference to Exhibit 10.9 to the company’s annual report on Form 10-K for the year ended December 31, 2009).

10.20*	The Lubrizol Corporation 2005 Stock Incentive Plan, as amended and restated February 22, 2010 (incorporated by reference to Exhibit 10.2 to the company’s current report on Form 8-K filed with the SEC on February 24, 2010).

10.21*	Form of Performance Share Unit Award Agreement under The Lubrizol Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the company’s current report on Form 8-K filed with the SEC on February 24, 2010).

10.22*	Form of Nonstatutory Stock Option Award Agreement under The Lubrizol Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the company’s current report on Form 8-K filed with the SEC on February 24, 2010).

10.23*	Form of Outside Director Restricted Stock Unit Award under The Lubrizol Corporation 2005 Stock Incentive Plan (incorporated by reference to and included within Exhibit 10.2 to the company’s annual report on Form 10-K for the year ended December 31, 2008).

10.24*	The Lubrizol Corporation Executive Death Benefit Plan, as amended June 23, 2009 (incorporated by reference to Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009).

10.25*	The Lubrizol Corporation Excess Defined Benefit Plan, as amended December 13, 2004 (incorporated by reference to Exhibit 10.27 to the company’s annual report on Form 10-K for the year ended December 31, 2009).

10.26*	The Lubrizol Corporation Excess Defined Contribution Plan, as amended December 13, 2004 (incorporated by reference to Exhibit 10.28 to the company’s annual report on Form 10-K for the year ended December 31, 2009).

10.27*	The Lubrizol Corporation Officers’ Supplemental Retirement Plan, as amended December 13, 2004 (incorporated by reference to Exhibit 10.29 to the company’s annual report on Form 10-K for the year ended December 31, 2009).

10.28*	The Lubrizol Corporation 1991 Stock Incentive Plan, as amended November 15, 2004 (incorporated by reference to Exhibit 10.30 to the company’s annual report on Form 10-K for the year ended December 31, 2009).

10.29*	The Lubrizol Corporation Deferred Compensation Plan for Officers, as amended November 15, 2004 (incorporated by reference to Exhibit 10.32 to the company’s annual report on Form 10-K for the year ended December 31, 2009).

10.30*	The Lubrizol Corporation Executive Council Deferred Compensation Plan, as amended November 15, 2004 (incorporated by reference to Exhibit 10.33 to the company’s annual report on Form 10-K for the year ended December 31, 2009).

10.31*	The Lubrizol Corporation Deferred Stock Compensation Plan for Outside Directors, as amended December 15, 2003 (incorporated by reference to Exhibit 10.34 to the company’s annual report on Form 10-K for the year ended December 31, 2009).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Significant Subsidiaries of The Lubrizol Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

THE LUBRIZOL CORPORATION	77

Exhibit Number	Description
101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates management contract or compensatory plan or arrangement.

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

78	THE LUBRIZOL CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on February 25, 2011, on its behalf by the undersigned, thereunto duly authorized.

THE LUBRIZOL CORPORATION

BY	/s/ James L. Hambrick
James L. Hambrick, Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 22, 2011, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ James L. Hambrick James L. Hambrick	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Charles P. Cooley Charles P. Cooley	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ W. Scott Emerick W. Scott Emerick	Corporate Controller (Principal Accounting Officer)

/s/ Robert E. Abernathy Robert E. Abernathy	Director

/s/ Edward P. Campbell Edward P. Campbell	Director

/s/ Forest J. Farmer, Sr. Forest J. Farmer, Sr.	Director

/s/ Michael J. Graff Michael J. Graff	Director

/s/ Gordon D. Harnett Gordon D. Harnett	Director

/s/ Dominic J. Pileggi Dominic J. Pileggi	Director

/s/ James E. Sweetnam James E. Sweetnam	Director

/s/ Harriett Tee Taggart Harriett Tee Taggart	Director

/s/ Phillip C. Widman Phillip C. Widman	Director

THE LUBRIZOL CORPORATION	79

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation of The Lubrizol Corporation, effective as of May 6, 2009 (incorporated by reference to Exhibit 3.1 to the company’s quarterly report on Form 10-Q filed with the SEC on May 8, 2009).

3.2	Second Amended and Restated Regulations of The Lubrizol Corporation, effective as of June 23, 2009 (incorporated by reference to Exhibit 3.1 to the company’s current report on Form 8-K filed with the SEC on June 24, 2009).

4.1	Indenture, dated as of January 27, 2009, by and between The Lubrizol Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the company’s current report on Form 8-K filed with the SEC on January 27, 2009).

4.2	First Supplemental Indenture to the Indenture dated as of January 27, 2009, by and between The Lubrizol Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the company’s current report on Form 8-K filed with the SEC on January 27, 2009).

4.3	Form of $500,000,000 8.875% Notes due 2019 (incorporated by reference to Exhibit 4.3 to the company’s current report on Form 8-K filed with the SEC on January 27, 2009).

4.4	Amended and Restated Indenture dated September 28, 2004 (originally dated June 1, 1995) by and among The Lubrizol Corporation, all of The Lubrizol Corporation’s wholly owned direct and indirect domestic subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as successor trustee (incorporated by reference to Exhibit 4.4 to the company’s annual report on Form 10-K for the year ended December 31, 2009).

4.5	Form of $100,000,000 7.25% Notes due 2025 (incorporated by reference to Exhibit (4)(b) to the company’s registration statement on Form S-3 (SEC File No. 33-68246) filed with the SEC on September 1, 1993).

4.6	Form of Indenture for Debt Securities of The Lubrizol Corporation (incorporated by reference to Exhibit 4.2 of Amendment No. 2 to the company’s registration statement on Form S-3 (SEC File No. 333.115662) filed with the SEC on August 24, 2004).

4.7	Form of $450,000,000 5.5% Notes due 2014 (incorporated by reference to Exhibit 4.7 to the company’s annual report on Form 10-K for the year ended December 31, 2009).

4.8	Form of $300,000,000 6.5% Debentures due 2034 (incorporated by reference to Exhibit 4.8 to the company’s annual report on Form 10-K for the year ended December 31, 2009).

10.1	Credit Agreement, dated as of July 19, 2010, among The Lubrizol Corporation, the Initial Lenders named therein, Citicorp Global Markets Inc. and KeyBank National Association, as co-lead arrangers and co-bookrunners, KeyBank National Association and The Royal Bank of Scotland plc, as co-syndication agents, Deutsche Bank AG New York Branch and JPMorgan Chase Bank, N.A., as co-documentation agents, and Citibank, N.A., as agent (incorporated by reference to Exhibit 10.1 to the company’s current report on Form 8-K filed with the SEC on July 22, 2010).

10.2	Three Year Credit Agreement dated July 21, 2009, among Lubrizol Holdings France SAS, Lubrizol Advanced Materials Europe BVBA, Lubrizol (Gibraltar) Limited and Lubrizol Coordination Center BVBA as borrowers, The Lubrizol Corporation as guarantor, the initial lenders named therein, and The Royal Bank of Scotland plc as administrative agent (incorporated by reference to Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the period ended March 31, 2010).

10.3*	The Lubrizol Corporation 2010 Stock Incentive Plan, as amended November 9, 2010.

10.4*	Form of Performance Share Unit Award Agreement under The Lubrizol Corporation 2010 Stock Incentive Plan.

10.5*	Form of Nonstatutory Stock Option Award Agreement under The Lubrizol Corporation 2010 Stock Incentive Plan (incorporated by reference to and included with Exhibit 99.1 to the company’s current report on Form 8-K filed with the SEC on April 28, 2010).

10.6*	Form of Outside Director Restricted Stock Unit Award Agreement under The Lubrizol Corporation 2010 Stock Incentive Plan (incorporated by reference to and included within Exhibit 99.1 to the company’s current report on Form 8-K filed with the SEC on April 28, 2010).

10.7*	Form of Restricted Stock Award Agreement under The Lubrizol Corporation 2010 Stock Incentive Plan (incorporated by reference to and included within Exhibit 99.1 to the company’s current report on Form 8-K filed with the SEC on April 28, 2010).

80	THE LUBRIZOL CORPORATION

Exhibit Number	Description
10.8*	The Lubrizol Corporation 2005 Officers’ Supplemental Retirement Plan, as amended November 9, 2010.

10.9*	Form of Employment Agreement between The Lubrizol Corporation and certain of its senior executive officers for new agreements executed on or after September 22, 2009, as amended November 9, 2010.

10.10*	The Lubrizol Corporation 2005 Excess Defined Contribution Plan, as amended November 9, 2010.

10.11*	The Lubrizol Corporation 2005 Excess Defined Benefit Plan, as amended November 9, 2010.

10.12*	The Lubrizol Corporation 2005 Deferred Compensation Plan for Directors, as amended November 9, 2010.

10.13*	The Lubrizol Corporation Senior Management Deferred Compensation Plan, as amended November 9, 2010.

10.14*	The Lubrizol Corporation 2005 Executive Council Deferred Compensation Plan, as amended November 9, 2010.

10.15*	Form of Employment Agreement between The Lubrizol Corporation and certain of its senior executive officers, as amended November 9, 2010.

10.16*	The Lubrizol Corporation Financial Planning Program, as amended November 9, 2010.

10.17*	Form of Indemnification Agreement between The Lubrizol Corporation and certain of its senior executive officers and directors (incorporated by reference to Exhibit 10.1 to the company’s current report on Form 8-K filed with the SEC on June 30, 2010).

10.18*	The Lubrizol Corporation Annual Incentive Pay Plan, as amended February 22, 2010 (incorporated herein by reference to Exhibit 10.1 to the company’s current report on Form 8-K filed with the SEC on February 24, 2010).

10.19*	Form of Annual Incentive Pay Plan Award Letter under The Lubrizol Corporation Annual Incentive Pay Plan (incorporated by reference to Exhibit 10.9 to the company’s annual report on Form 10-K for the year ended December 31, 2009).

10.20*	The Lubrizol Corporation 2005 Stock Incentive Plan, as amended and restated February 22, 2010 (incorporated by reference to Exhibit 10.2 to the company’s current report on Form 8-K filed with the SEC on February 24, 2010).

10.21*	Form of Performance Share Unit Award Agreement under The Lubrizol Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the company’s current report on Form 8-K filed with the SEC on February 24, 2010).

10.22*	Form of Nonstatutory Stock Option Award Agreement under The Lubrizol Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the company’s current report on Form 8-K filed with the SEC on February 24, 2010).

10.23*	Form of Outside Director Restricted Stock Unit Award under The Lubrizol Corporation 2005 Stock Incentive Plan (incorporated by reference to and included within Exhibit 10.2 to the company’s annual report on Form 10-K for the year ended December 31, 2008).

10.24*	The Lubrizol Corporation Executive Death Benefit Plan, as amended June 23, 2009 (incorporated by reference to Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009).

10.25*	The Lubrizol Corporation Excess Defined Benefit Plan, as amended December 13, 2004 (incorporated by reference to Exhibit 10.27 to the company’s annual report on Form 10-K for the year ended December 31, 2009).

10.26*	The Lubrizol Corporation Excess Defined Contribution Plan, as amended December 13, 2004 (incorporated by reference to Exhibit 10.28 to the company’s annual report on Form 10-K for the year ended December 31, 2009).

10.27*	The Lubrizol Corporation Officers’ Supplemental Retirement Plan, as amended December 13, 2004 (incorporated by reference to Exhibit 10.29 to the company’s annual report on Form 10-K for the year ended December 31, 2009).

10.28*	The Lubrizol Corporation 1991 Stock Incentive Plan, as amended November 15, 2004 (incorporated by reference to Exhibit 10.30 to the company’s annual report on Form 10-K for the year ended December 31, 2009).

10.29*	The Lubrizol Corporation Deferred Compensation Plan for Officers, as amended November 15, 2004 (incorporated by reference to Exhibit 10.32 to the company’s annual report on Form 10-K for the year ended December 31, 2009).

10.30*	The Lubrizol Corporation Executive Council Deferred Compensation Plan, as amended November 15, 2004 (incorporated by reference to Exhibit 10.33 to the company’s annual report on Form 10-K for the year ended December 31, 2009).

THE LUBRIZOL CORPORATION	81

Exhibit Number	Description
10.31*	The Lubrizol Corporation Deferred Stock Compensation Plan for Outside Directors, as amended December 15, 2003 (incorporated by reference to Exhibit 10.34 to the company’s annual report on Form 10-K for the year ended December 31, 2009).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Significant Subsidiaries of The Lubrizol Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of The Lubrizol Corporation pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates management contract or compensatory plan or arrangement.

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

82	THE LUBRIZOL CORPORATION