Form 10-K/A
period 2010-12-31
LUBRIZOL Corp
filed 2011-04-28
CIK 60751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Documents Incorporated by Reference

None

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (Form 10-K) with the U.S. Securities and Exchange Commission (SEC) on February 25, 2011. We are filing this Amendment No. 1 to the Form 10-K (Form 10-K/A) solely for the purpose of including in Part III the information that was to be incorporated by reference from our definitive proxy statement for the 2011 annual meeting of shareholders, because our definitive proxy statement will not be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010. This Form 10-K/A hereby amends and restates in their entirety the Form 10-K cover page and Items 10 through 14 of Part III.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the original filing of our Form 10-K or modify or update in any way any of the other disclosures contained in our Form 10-K including, without limitation, the financial statements. Accordingly, this Form 10-K/A should be read in conjunction with our Form 10-K and our other filings with the SEC.

FORWARD-LOOKING STATEMENTS

This Form 10-K/A contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements relate to anticipated trends and expectations rather than historical matters. Forward-looking statements are subject to uncertainties and factors relating to Lubrizol’s operations and business environment that are difficult to predict and may be beyond the control of Lubrizol. Such uncertainties and factors may cause actual results to differ materially from those expressed or implied by forward-looking statements. Uncertainties and risk factors that could affect the future performance of Lubrizol and cause results to differ from the forward-looking statements in this Form 10-K/A include, but are not limited to, Lubrizol’s ability to manage margins in an environment of volatile raw material costs; conditions affecting Lubrizol’s customers, suppliers and the industries that it serves; competitors’ responses to Lubrizol’s products; changes in accounting, tax or regulatory practices or requirements; other factors that are set forth in management’s discussion and analysis of Lubrizol’s most recently filed reports with the Securities and Exchange Commission; and uncertainties associated with the proposed acquisition of Lubrizol by Berkshire Hathaway Inc., including uncertainties relating to the anticipated timing of filings and approvals relating to the transaction, the expected timing of completion of the transaction and the ability to complete the transaction. The forward-looking statements contained herein represent Lubrizol’s judgment as of the date of this Form 10-K/A and Lubrizol cautions readers not to place undue reliance on such statements. Lubrizol assumes no obligations to update the forward-looking statements contained in this Form 10-K/A.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

In 2010, we began to phase in annual election of all directors as the current term of a director expires. Upon election, each member of the board serves for a one-year term and until his or her successor is duly elected and qualified or until his or her earlier resignation, removal from office or death. Of the eleven members of the board, the term of office for seven directors, including Messrs. Abernathy, Campbell, Hambrick, Harnett and Pileggi and Drs. Reddy and Taggart, is scheduled to expire at the 2011 annual meeting of shareholders. The term of office for each of Messrs. Farmer, Graff, Sweetnam and Widman is scheduled to expire at the 2012 annual meeting of shareholders.

The table below provides the names, ages, experience and other background information for the current directors of the company. There are no arrangements or understandings between any director and any other person pursuant to which a director was selected to be a director of the company.

THE LUBRIZOL CORPORATION	1

Name	Age	Business Experience and Other Background Information
Robert E. Abernathy, director since 2006	56

Business Experience: Group President – North Atlantic Consumer Products, Kimberly-Clark Corporation, a global health and hygiene company with consumer products brands including KLEENEX®, HUGGIES® and others. Mr. Abernathy was appointed to this position in 2008 and is responsible for the businesses in North America and Europe as one of Kimberly-Clark’s senior-most leaders. Mr. Abernathy has held senior management positions with Kimberly-Clark for nearly two decades.

Education: M.S. – Institute of Paper Chemistry; B.S., Chemistry – The University of Alabama

Public Company Directorships: Kimberly-Clark de Mexico, S.A. de C.V.

Individual Qualification: Global understanding of consumer products markets.

Edward P. Campbell, director since 2009	61

Business Experience: Retired Chairman and President and Chief Executive Officer (2010) of Nordson Corporation, the world’s leading producer of precision dispensing equipment to apply adhesives, sealants and coatings to a broad range of consumer and industrial products during manufacturing operations. Mr. Campbell held a range of executive officer positions with Nordson for 22 years. Prior to joining Nordson, Mr. Campbell spent 11 years in operating and financial management positions in the petroleum industry.

Education: M.B.A. – Harvard University; B.S., Electrical Engineering – University of Notre Dame

Public Company Directorships: KeyCorp.; Nordson Corporation (1994-2010); Omnova Solutions, Inc. (1999-2009)

Individual Qualification: Extensive understanding of global manufacturing, notably industrial equipment markets.

Forest J. Farmer, Sr., director since 1997	70

Business Experience: President and Chief Executive Officer of The Farmer Group. Mr. Farmer also is Chairman, Chief Executive Officer and President of Trillium Teamologies, a technology and engineering services company. Prior to 1994, Mr. Farmer held national management and executive-level positions with Chrysler Corporation and Acustar, Inc., an automotive components subsidiary of Chrysler Corporation.

Education: B.S., Biology and Physical Education – Purdue University

Public Company Directorships: American Axle & Manufacturing

Individual Qualification: As a controlling shareholder of his own businesses, brings a special understanding of the shareholder perspective.

Michael J. Graff, director since 2009	55

Business Experience: Member of Air Liquide Group’s Executive Committee, President and Chief Executive Officer of American Air Liquide Holdings, Inc., President and Chief Executive Officer of Air Liquide USA LLC, Chairman of the Board of Air Liquide Canada and head of Air Liquide’s Industrial Gas operations and businesses in North America, South America and the Caribbean. Mr. Graff joined Air Liquide in 2007 and has over 30 years of experience in the energy, chemicals and polymers industries across the Americas, Asia and Europe. He has served as president and chief executive officer of several global chemical and polymer businesses and began his career with Amoco and BP, plc. His experience includes executive leadership roles and expertise in a variety of fields, including basic and specialty chemicals, polyesters, the marketing and refining of transportation fuels, lube oils, hydrogen, business development, engineering and construction. Mr. Graff serves on the Board of the American Chemistry Council and on the Executive Committee of the Society for Chemical Industries.

Education: M.S., Chemical Engineering – Purdue University; B.S., Chemical Engineering – Illinois Institute of Technology; Mr. Graff studied business at the University of Chicago and completed executive management programs at the Wharton School of the University of Pennsylvania, the University of Cambridge and the Stanford University Law School.

Individual Qualification: Deep understanding of global chemical company operating issues and risks.

James L. Hambrick, director since 2004	56

Business Experience: Chairman of the Board (since 2005), President (since 2003) and Chief Executive Officer (since 2004) of The Lubrizol Corporation. Mr. Hambrick joined Lubrizol as a co-operative education student in 1973 and was hired full time in 1978. He began his career in operations, holding a variety of positions of increasing management responsibility. Mr. Hambrick moved to strategic planning and development in 1988, focusing on mergers and acquisitions, as well as international business development in emerging markets. In 1998, he was named global business manager for engine additives and in April 2000, he was elected vice president of Asia Pacific based in Singapore. In this capacity, Mr. Hambrick also served on the company’s joint venture boards in India, China and Saudi Arabia. Mr. Hambrick is a member of the American Institute of Chemical Engineers and the American Chemistry Council.

Education: B.S., Chemical Engineering – Texas A&M University

Individual Qualification: Personal knowledge, experience and understanding of Lubrizol’s global operating activities and issues and of the specialty chemical industry.

2	THE LUBRIZOL CORPORATION

Name	Age	Business Experience and Other Background Information
Gordon D. Harnett, director since 1995	68

Business Experience: Retired Chairman and Chief Executive Officer (2006) of Brush Engineered Materials Inc., the world’s largest producer of beryllium and beryllium-containing engineered products. Prior to joining Brush in 1991, Mr. Harnett held senior executive positions with The BFGoodrich Company and Tremco Inc. He worked for McKinsey & Co. for seven years, including a two-year assignment in Tokyo.

Education: M.B.A. – Harvard University; B.S., Business Administration – Miami University

Public Company Directorships: PolyOne Corporation; EnPro Industries, Inc.; Acuity Brands, Inc.; Brush Engineered Materials Inc. (1991-2006)

Individual Qualification: Deep understanding of the management of specialized manufacturing, processing and polymer operations.

Dominic J. Pileggi, director since 2005	59

Business Experience: Chairman (since 2006) and Chief Executive Officer (since 2004) of Thomas & Betts Corporation, a leading producer of connectors and components for worldwide electrical markets. Mr. Pileggi has held other executive officer positions with Thomas & Betts since 2000. Prior to joining Thomas & Betts, Mr. Pileggi was President of the EMS Division of Viasystems, Inc., a provider of electronics manufacturing services.

Education: B.A., Economics – Rutgers University

Public Company Directorships: Thomas & Betts Corporation; Exide Technologies

Individual Qualification: In addition to broad business management skills, experience in major acquisitions and integration.

N. Mohan Reddy, director since Feb. 2011	57

Business Experience: Dean and Albert J. Weatherhead III Professor of Management, Weatherhead School of Management, Case Western Reserve University (since 2007). Dr. Reddy began his career in academia as a professor at the Weatherhead School of Management 25 years ago, principally in management, marketing and technology. Since July 2009, Dr. Reddy also has been serving as the Professor of Marketing, and for 10 years prior to his current assignment, was the Nancy and Joseph Keithley Professor of Technology Management. In addition, Dr. Reddy has provided business consulting services focused on market development in the electronic and advanced materials industries in Asian markets. Dr. Reddy is a member of the American Marketing Association and the Institute of Electrical and Electronic Engineers.

Education: Ph.D. – Case Western Reserve University; M.B.A. – Case Western Reserve University; B.S., Electrical Engineering – Mysore University

Public Company Directorships: Materion Corporation (formerly Brush Engineered Materials Inc.); Keithley Instruments, Inc. (2001-2010)

Individual Qualification: Extensive knowledge of material sciences and global business strategy.

James E. Sweetnam, director since 2007	58

Business Experience: Former President and Chief Executive Officer of Dana Holding Corporation (July 2009 – November 2010). For eight years before joining Dana, Mr. Sweetnam was Chief Executive, Truck Group of Eaton Corporation, and also served as a member of Eaton’s Office of the Chief Operating Officer, where his responsibilities included oversight of environment, health and safety matters.

Education: M.B.A. – Harvard University; B.S., Applied Science and Engineering – U.S. Military Academy at West Point

Public Company Directorships: Dana Holding Corporation (July 2009 – November 2010)

Individual Qualification: Deep understanding of the markets and needs of global original equipment manufacturers (OEMs).

Harriett Tee Taggart, director since 2007	63

Business Experience: Managing Director, Taggart Associates. Dr. Taggart also serves as a trustee or member of several major non-profit boards, advisory committees and endowment investment committees. For 23 years, Dr. Taggart followed the chemical and other industries as an investment manager. Through 2006, Dr. Taggart was a Partner, Senior Vice President and chemical industry sector portfolio manager at Wellington Management, a global investment company for pension fund, endowment and mutual fund clients with over $500 billion in assets under management. In the decade prior to joining Wellington, Dr. Taggart held a number of senior manager positions in federal and state agencies.

Education: Ph.D., Planning and Capital Markets – Massachusetts Institute of Technology; M.A., Planning – Harvard University; B.A., Anthropology – Smith College

Public Company Directorships: Albemarle Corporation; The Hanover Group

Individual Qualification: Detailed understanding of global capital markets, drivers of chemical industry investment and investment community concerns.

THE LUBRIZOL CORPORATION	3

Name	Age	Business Experience and Other Background Information
Phillip C. Widman, director since 2008	56

Experience: Senior Vice President and Chief Financial Officer (since 2002) of Terex Corporation, a diversified global manufacturing business. Prior to joining Terex, Mr. Widman held executive officer positions with Philip Services Corporation, an industrial outsourcing and metal services company. Prior to joining Philip Services, Mr. Widman worked at Asea Brown Boveri Ltd. (ABB) for 11 years in various financial and operational capacities in the transportation, power generation and power distribution businesses and for 12 years with Unisys Corporation in a variety of financial roles.

Education: M.B.A., Finance – Eastern Michigan University; B.B.A., Accounting – University of Michigan

Public Company Directorships: Sturm, Ruger & Co., Inc.

Individual Qualification: Substantial chief financial officer experience in global manufacturing businesses.

EXECUTIVE OFFICERS

Following are the names, ages and positions of the executive officers of the company as of February 25, 2011. Unless otherwise noted, all positions indicated are or were held with The Lubrizol Corporation.

Name	Age	Positions Held
James L. Hambrick	56	Chairman of the Board (2005-present); Chief Executive Officer (2004-present); and President (2003-present)
Charles P. Cooley	55	Senior Vice President (2004-present); Chief Financial Officer (1998-present); and Treasurer (1998-2001 and 2006-Apr. 2009)
Suzanne F. Day	41	Corporate Vice President and General Counsel (2011-present); Deputy General Counsel (2007-2010); and Counsel (1998-2007)
W. Scott Emerick	46	Corporate Controller (2004-present); Noveon, Inc.: Director of Finance – TempRite products (2003-2004) and Director of Accounting and External Financial Reporting (2001-2003)
Robert T. Graf	52	Vice President, Research and Development (Sep. 2008-present); Lubrizol Additives: Vice President of Research and Development (2004-Sep. 2008), and division head of North American research and development (2001-2004)
Stephen F. Kirk	61	Chief Operating Officer (Sep. 2008-present); Senior Vice President (2004-present); President, Lubrizol Additives (2004-Sep. 2008); and Vice President, Sales (1999-2004)
Gregory R. Lewis	52	Vice President, Global Risk Management and Chief Ethics Officer (Sep. 2008-present); Vice President and General Counsel, Lubrizol Advanced Materials (2004-Sep. 2008); Deputy General Counsel (Jun. 2007-Sep. 2008); Vice President, Asia Pacific (2003-2004); Assistant Secretary (2001-2003); and Assistant to the General Counsel (1997-2003)
C. Larry Miller	53	Vice President, Human Resources (Jul. 2009-present); General Manager, Corporate Human Resources (Sep. 2008-Jul. 2009); a number of other positions in Human Resources of varying responsibility (1988-1999); and Vice President, Global Human Resources of Tremco Incorporated, an RPM Company (2004-May 2009)
Larry D. Norwood	60	Vice President, Operations (Sep. 2008-present); Vice President, Operations, Lubrizol Additives (2004-Sep. 2008) and General Manager, Lubrizol Additives’ Texas operations (1998-2003)
Leslie M. Reynolds	50	Corporate Secretary (2001-present); Counsel (1991-present); and Assistant Secretary (1997-2001)
Patrick H. Saunier	55	Vice President, Information Systems (2004-present) and leader of the European shared services organization (1999-2004)
Eric R. Schnur	44	Vice President and President, Lubrizol Advanced Materials (Sep. 2008-present); Vice President and General Manager, Performance Coatings product line (2007-Sep. 2008); and Vice President, Lubrizol Additives specialties business (2004-2007)
Daniel L. Sheets	53	Vice President and President, Lubrizol Additives (Sep. 2008-present); and a number of leadership roles in Lubrizol Additives, including Vice President, Sales (2005-Sep. 2008) and Vice President, Engine Additives product line (2003-2005)
Gregory D. Taylor	52	Vice President, Corporate Planning, Development and Communications (2007-present); Managing Director, Corporate Planning and Development (2003-2007)
Brian A. Valentine	41	Treasurer (Apr. 2009-present); Assistant Treasurer (2008-Apr. 2009); Director, Treasury Finance (2004-2008); and a number of other positions in Treasury and Finance of varying responsibility (1998-2004)
Jeffrey A. Vavruska	50	Chief Tax Officer (2004-present)

All executive officers serve at the pleasure of the board. There are no arrangements or understandings between any executive officer and any other person pursuant to which an executive officer was selected to be an officer of the company. There are no family relationships among the directors or executive officers of the company.

4	THE LUBRIZOL CORPORATION

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The securities rules require our officers and directors, and persons who own more than 10% of our common shares, to file reports of holdings and changes in ownership of our common shares with the SEC. We assist our officers and directors in filing these reports based on information obtained from them and from our records. Based on our records and other information, we believe that all officers and directors met all applicable filing requirements with respect to transactions during 2010, except that due to our inadvertent administrative error, one transaction was filed one business day late on behalf of each of Edward P. Campbell and Forest J. Farmer, Sr.

CODE OF ETHICS

We have a code of ethics, entitled the Ethical and Legal Conduct Guidelines, which applies to our directors and all employees, including our chief executive officer, chief financial officer and controller. The Ethical and Legal Conduct Guidelines are posted at the company overview area of our website, www.lubrizol.com.

DIRECTOR NOMINATIONS BY SHAREHOLDERS

No changes have been made to the procedures by which shareholders may recommend nominees to the board since our definitive proxy statement for the 2010 annual meeting of shareholders, dated March 17, 2010.

AUDIT COMMITTEE

The board has a standing audit committee, and its members are comprised of Phillip C. Widman, who serves as chairman, Robert E. Abernathy, Edward P. Campbell, James E. Sweetnam and Harriett Tee Taggart. The board has determined that each member of the audit committee is independent and is financially literate, both as defined by the New York Stock Exchange. The board also has determined that Phillip C. Widman is an audit committee financial expert as defined by the SEC.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

The organization and compensation committee believes that the company should provide an appropriate, fair and competitive level of compensation to executive officers that depends significantly upon the performance of the company. The committee’s core objectives for the executive compensation program are to:

•	maximize total shareholder return by emphasizing both the short- and long-term performance of the business;

•	provide incentives to achieve objective measures of financial performance and objective and subjective measures of operational performance;

•	ensure that a substantial amount of compensation is tied to company performance; and

•	require the named executive officers to maintain significant ownership of our common shares so they have a common interest with our shareholders.

We accomplish these objectives by offering the named executive officers a combination of fixed and variable pay, short- and long-term incentives and cash and equity compensation. Our executive compensation program consists of base salary, annual cash incentive pay, long-term equity incentive pay, retirement plans, limited perquisites and other benefits. The committee targets base salary and annual and long-term incentive compensation payment opportunities to be at the 50th percentile for persons having similar jobs in the company’s peer group because the committee believes that this compensation level is fair and competitive. A significant part of an executive’s pay depends upon achieving specific annual and long-term performance goals, which are intended to encourage steady earnings growth and shareholder value creation. For the CEO, target incentive compensation opportunity granted in 2010 represented 80% of the sum of salary and target annual and long-term incentive compensation, and for the other named executive officers ranged between 54% and 69%.

THE LUBRIZOL CORPORATION	5

Factors Influencing Executive Compensation Determinations in 2010.  The committee’s determination of appropriate target levels of performance and compensation for executive officers primarily was influenced by peer group benchmark data, the expectation that the global economy would continue its recovery and the desire to encourage continued strong financial performance. In 2009, the company experienced a step-change in earnings growth. Although sales volume declined during the recession, earnings as adjusted increased from $4.09 to $7.55 as a result of the company’s disciplined margin management and cost reduction efforts. In 2010, the company expected a return to a lower rate of earnings growth, consistent with its longer term outlook. The committee considered this expectation when it set performance measures for annual and long-term incentive compensation in February 2010 and reinstituted its historical practice of granting salary increases mid-year to all employees (salaries were frozen for 2009 in light of economic conditions at the time). The year turned out considerably better than expected with earnings as adjusted increasing 42% and return on invested capital reaching 30.4%, principally because management was successful in sustaining margins in the Lubrizol Additives segment. As a result, the annual and long-term (2008-2010) incentive compensation grants were paid at the 200% (maximum) level.

CEO Compensation for 2010.  As discussed in detail below, in 2010, the committee approved a salary increase and maintained its grant methodology and target award percentages in setting annual and long-term incentive compensation payment opportunities for Mr. Hambrick as follows:

Base Salary	Annual Incentive Plan 2010 Target Grant	Long-Term Incentive Program Grant Date Fair Value
$1,030,000, an increase of 8.31%	$1,030,000	$3,090,750

The committee believes the compensation granted to Mr. Hambrick is fair and appropriate given his position and level of responsibility for company results and as compared with peer group information.

Changes in Compensation Practices.  As part of its ongoing review of our executive compensation program and good corporate governance practices, in 2010 the committee implemented several changes to our executive compensation program as follows:

•	Eliminated all tax gross-ups in connection with the limited perquisites available to the named executive officers.

•	With respect to any new or materially modified change in control agreement:

•	eliminated all tax gross-ups on termination pay; and

•	eliminated single-trigger termination payments in the event that the officer leaves within 90 days after the one-year anniversary of a change in control.

•	Recommended the 2010 Stock Incentive Plan to shareholders for approval, which includes:

•

a claw-back provision permitting the company to recoup economic gains from a participant who engages in conduct that the committee determines to be not in good faith or that otherwise impairs or interferes with the business or reputation of the company, including conduct that leads to a restatement of the company’s financial statements;

•	a provision that eliminates automatic payment for performance share units and automatic vesting for option awards in the event of a change in control; and

•	a provision that eliminates automatic vesting for option awards upon retirement.

•	Established a formal annual management review of compensation risk assessment.

6	THE LUBRIZOL CORPORATION

Determining Executive Compensation

The committee determines compensation for the executive officers and recognizes the importance of assuring that pay practices are fair and reasonable and are consistent with the committee’s executive compensation objectives listed above. In 2010, the material factor affecting the committee’s decisions about an individual’s base salary and annual and long-term incentive compensation target award opportunities was peer group survey information provided by its executive compensation consultant. In any given year, the committee also may take into account the following factors in making compensation decisions:

•	the company’s financial performance and business segment performance;

•	annual performance evaluation of the named executive officers against targets and goals;

•

annual review of total remuneration for each named executive officer, including all elements of compensation (i.e., base salary, annual and long-term incentive pay, stock options, the value of perquisites and other personal benefits, the earnings and accumulated payment obligations under non-qualified deferred compensation plans and the projected payment obligations under excess and supplemental retirement plans and various termination and change in control scenarios);

•	advice of the committee’s executive compensation consultant;

•	recommendations made by the CEO, the vice president of human resources and other members of senior management relating to corporate officers reporting to them;

•	internal pay comparisons among the named executive officers; and

•	non-peer group survey information regarding base salary and annual and long-term incentive pay.

The committee does not make any material distinctions in the application of the company’s compensation policies among our named executive officers. Differences in the amount of compensation paid to the named executive officers are a function of peer group pay practices as well as an individual’s position, scope and responsibility. For example, the CEO has greater responsibility for company results than any of the other named executive officers and his compensation reflects that responsibility.

While the committee, as part of its annual total remuneration review, receives information about prior compensation grants and payments, as described above, this information does not affect current year compensation decisions. In addition, the amount of each element of compensation is determined without regard to amounts of any other element of compensation.

Role of the CEO and Management in Determining Executive Compensation.  In addition to the recommendations listed above, the CEO and management recommend to the committee long-term financial and annual financial and non-financial performance goals for the committee to consider when determining the performance measures for the annual grants of incentive awards. The CEO does not determine or set the compensation of executive officers.

Peer Group.  In 2010, the committee continued to use the Fortune 1000 index group of public chemical companies as the company’s peer group for purposes of benchmarking compensation practices and levels and to assess the company’s relative financial performance. The company believes that the mix of companies in the peer group provides the appropriate model for comparative purposes given the company’s unique portfolio of product lines and that the size of the group resulted in less year-to-year volatility in the benchmark.

THE LUBRIZOL CORPORATION	7

The public companies contained in the peer group as of January 1, 2010, were:

• A. Schulman	• Ecolab	• PPG Industries
• Air Products and Chemicals	• Ferro Corporation	• Praxair
• Albemarle	• FMC	• Rockwood Holdings
• Ashland	• Georgia Gulf	• RPM International
• Avery Dennison	• Huntsman	• Scotts Miracle-Gro
• Cabot Corporation	• International Flavors and Fragrances	• Sherwin-Williams
• Celanese	• Monsanto Company	• Sigma-Aldrich Corporation
• CF Industries Holdings	• Mosaic	• Solutia
• Chemtura	• Nalco Holding	• Terra Industries
• Cytec Industries	• Olin	• Valspar
• Dow Chemical	• OM Group	• W. R. Grace
• DuPont	• PolyOne	• Westlake Chemical
• Eastman Chemical

The committee may change the peer group as the public chemical companies listed in the Fortune 1000 index change, as our business portfolio changes, or it determines in its discretion that a change is otherwise appropriate.

Elements of Executive Compensation

This table summarizes the elements of the company’s executive compensation program:

Element	Objective	Form and Type
Base Salary	Provides a minimum, fixed level of cash compensation.	Annual cash compensation, fixed

Annual Incentive Pay Plan	Used to reward achievement of specific annual performance objectives that are of particular importance to the company’s success during the year.	Annual cash compensation, variable and at-risk

Long-Term Incentive Compensation	Used to focus attention on achieving targeted growth in corporate earnings and long-term share price appreciation and to provide executives with an opportunity for a specific level of long-term compensation on an annual basis. These awards are intended to align executives’ interests with those of our shareholders and enable executives to meet their share ownership requirements.	Long-term equity compensation, variable and at-risk

Executive Benefits

•   Qualified and nonqualified retirement plans and stock savings plans, which are offered to all qualifying U.S. non-union employees, are used to provide financial security in retirement.

•   Deferred compensation plans provide tax efficient financial planning for the future.

•   Limited perquisites and personal benefits promote health, well-being and financial planning, as well as provide business-related benefits.

Annual, indirect compensation and benefits

Executive Agreements	Change in control agreements and indemnification agreements are provided to enable executive officers to focus on company business with minimal disruption and without suffering adverse personal consequences in acting in the best interests of shareholders and the company.	Indirect compensation and benefits

Base Salary

With the intent to position salary consistent with market pay, the committee approved the following base salary merit increases for the named executive officers, effective June 25, 2010:

Name	Prior Base Salary	Percentage Increase	Current Base Salary
James L. Hambrick	$951,000	8.31%	$1,030,000
Charles P. Cooley	463,063	5.82%	490,000
Stephen F. Kirk	441,456	6.47%	470,000
Joseph W. Bauer	345,592	7.06%	370,000
Daniel L. Sheets	300,000	11.67%	335,000

8	THE LUBRIZOL CORPORATION

Annual Incentive Pay Plan

2010 Individual Award Targets.  Target awards are expressed as a percentage of base salary and in 2010 ranged from 50% to 100% of base salary for the named executive officers as shown in the table below. At the beginning of 2010, the committee granted annual incentive pay (AIP) target awards to the named executive officers based on a balanced scorecard that used a combination of financial and operating performance objectives. The committee set threshold, target and maximum levels of performance for each of the objective performance measures. Possible payouts ranged from 12.5% (threshold) to 200% (maximum) of target, with 100% of the target award being paid at target performance. The dollar values of the threshold, target and maximum performance levels of the 2010 AIP grant are shown in the table below.

Name	Current Base Salary	Target Award as % of Base Salary	Threshold (12.5% of Target)	Target Award Value	Maximum (200% of Target)
James L. Hambrick	$1,030,000	100%	$128,750	$1,030,000	$2,060,000
Charles P. Cooley	490,000	70%	42,875	343,000	686,000
Stephen F. Kirk	470,000	70%	41,125	329,000	658,000
Joseph W. Bauer	370,000	60%	27,750	222,000	444,000
Daniel L. Sheets	335,000	50%	20,938	167,500	335,000

Performance Objectives and Criteria.  For 2010, the committee set consolidated and business segment balanced scorecards that are based on various financial metrics and objective and subjective growth objectives. The AIP award opportunity for Messrs. Hambrick, Cooley, Kirk and Bauer was based on the consolidated balanced scorecard. The AIP award opportunity for Mr. Sheets was based 50% on the consolidated balanced scorecard and 50% on the Lubrizol Additives segment balanced scorecard. The composition of these metrics is as follows and is further described below.

In developing the performance measures and weightings, the committee determined that internal measurements of performance that are not calculated in accordance with U.S. generally accepted accounting principles (non-GAAP measures) are valuable in determining performance of Lubrizol and its segments. Accordingly, the measures of adjusted earnings per share (Adjusted EPS), return on invested capital (ROIC), segment adjusted unit operating income (Adjusted UOI) and return on gross investment (ROGI) are used for the calculation of incentive compensation because Lubrizol and the committee believe that these non-GAAP measures and the ratios derived from non-GAAP measures are a good indicator of Lubrizol’s achievement of its business objectives and a significant driver of stock price performance.

The table and the discussion below describe threshold, target and maximum payment opportunities as well as 2010 actual results for each of the performance metrics.

THE LUBRIZOL CORPORATION	9

Performance Measure	Threshold Payment Opportunity	Target Payment Opportunity	Maximum Payment Opportunity	2010 Actual Performance
Adjusted EPS	$6.04	$7.93	$8.30	$10.75
ROIC	18.6%	23.5%	24.5%	30.4%
Lubrizol Additives Adjusted UOI (in millions)	$653	$810	$841	$971
Lubrizol Additives ROGI	17.4%	20.9%	21.5%	24.2%

Adjusted EPS.  Adjusted EPS was the primary performance measure for the consolidated balanced scorecard, accounting for 50% of the award opportunity. No payment under the AIP is awarded unless the threshold is met for Adjusted EPS performance. Adjusted EPS is earnings per share calculated in accordance with U.S. generally accepted accounting principles adjusted for special or unusual items that the committee believes should not impact the annual incentive. These adjustments include charges related to actions that benefit Lubrizol’s long-term performance, such as restructuring activities, facility closures, divestitures and acquisition transaction and integration costs. Adjustments also include the effects of changes in accounting standards that occur after the committee establishes the performance targets, as well as certain asset and goodwill impairments. In 2010, the adjustments totaled $0.11 per share and primarily consisted of restructuring charges for pension settlement costs related to the closure of our Lubrizol Additives blending, packaging and warehouse facility in Ontario, Canada and asset write-offs primarily related to the abandonment of machinery and equipment in the engineered polymers product line. The committee selected Adjusted EPS as the primary objective performance measure because it believes that the consistent achievement of EPS growth targets is an important factor in the creation of shareholder value.

Target Adjusted EPS in the 2010 AIP was established at $7.93, compared with 2009 Adjusted EPS of $7.55. The committee believed that the target was sufficiently challenging given the step-change increase in Adjusted EPS in 2009, the expectation of a return to a lower rate of earnings growth and the uncertainty related to volume recovery in key markets.

ROIC.  ROIC was 20% of the consolidated scorecard’s weighting and is calculated as after-tax operating income, adjusted on the same basis as Adjusted EPS (but also excluding interest), divided by Average Invested Capital. Average Invested Capital is calculated as the average of debt plus shareholders’ equity less Excess Cash for the most recent five quarter ends. Excess Cash is defined as the cash balance in excess of 2% of annual revenues. The committee selected ROIC as a performance measure because it encourages management to achieve appropriate returns on investments in the business. The committee believes target ROIC is equivalent to target Adjusted EPS in terms of its difficulty to achieve.

Adjusted UOI.  Segment adjusted unit operating income before interest and taxes (Adjusted UOI) was 50% of the weighting for the Lubrizol Additives balanced scorecard and consisted of unit operating income adjusted on the same basis as Adjusted EPS. The committee gave Adjusted UOI a 50% weighting at the segment level because it is a measure of segment earnings performance, which is important to making reinvestments in assets and technology, repaying Lubrizol’s debt and distributing cash to shareholders. The committee selected Adjusted UOI as the primary performance measure for the operating segments because it believes that the steady achievement of earnings growth targets is an important factor in the creation of shareholder value.

Target Adjusted UOI for the Lubrizol Additives segment in the 2010 AIP was established at $810 million, compared with 2009 Adjusted UOI of $788 million. The committee believed that the target was sufficiently challenging given the step-change increase in Adjusted UOI in 2009, the expectation of a return to a lower rate of earnings growth and the uncertainty related to volume recovery in key markets.

ROGI.  ROGI accounted for 20% of the Lubrizol Additives balanced scorecard weighting and is calculated as after-tax adjusted unit operating income before interest and depreciation and amortization divided by average segment gross investment. Segment gross investment primarily consists of gross property, plant and equipment, working capital, intangible assets and goodwill. Average segment gross investment is calculated as the average segment gross investment for the most recent five quarter ends. The committee selected ROGI as a performance measure because it encourages segment management to achieve appropriate returns on investments in the businesses. The committee believes target ROGI for the Lubrizol Additives segment is equivalent to target Adjusted UOI in terms of its difficulty to achieve.

10	THE LUBRIZOL CORPORATION

Other Growth Objectives.  Other growth objectives accounted for 30% of each of the consolidated balanced scorecard and the Lubrizol Additives balanced scorecard. Objectives for the consolidated balanced scorecard were tied to a number of objective and subjective growth objectives related to acquisitions, organic growth and organizational development while the Lubrizol Additives balanced scorecard focused primarily on a number of different organic growth objectives. None of these objectives individually were material to the outcome of either scorecard.

AIP Payouts.  The actual performance achieved in 2010 and cash payouts made in 2011 based on consolidated and segment results are shown below:

Name	Current Base Salary	Target Award as % of Base Salary	Target Award Value	Actual Performance %	Payment Amount (1)
James L. Hambrick	$1,030,000	100%	$1,030,000	200%	$2,060,000
Charles P. Cooley	490,000	70%	343,000	200%	686,000
Stephen F. Kirk	470,000	70%	329,000	200%	658,000
Joseph W. Bauer	370,000	60%	222,000	200%	444,000
Daniel L. Sheets	335,000	50%	167,500	200%	335,000

(1)	These payments are reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

Long-Term Equity Incentive Compensation

The committee annually determines dollar-based award opportunities for the named executive officers. The value of these awards are denominated two-thirds in performance share units (using the closing price of Lubrizol common shares on the date of grant) and one-third in stock options (using the Black-Scholes value on the date of grant). Share units vest after three years if specific performance objectives are met. Stock options also vest over a three-year period, with 50% vesting one year after grant, 75% vesting two years after grant and 100% vesting three years after grant.

2010 Stock Option and Performance Share Units.  The committee granted the 2010 stock options and the 2010-2012 performance share unit awards at its February 2010 committee meeting, which occurred more than a week after earnings for 2009 were released. The target award percentage (as a percentage of base salary) and the grant date fair value at target of the long-term equity incentive award for each of the named executive officers were as follows:

Name	Grant Date Base Salary	Target Award as a % of Base Salary	Grant Date Fair Value at Target
James L. Hambrick	$951,000	325%	$3,090,750
Charles P. Cooley	463,063	160%	740,900
Stephen F. Kirk	441,456	160%	706,330
Joseph W. Bauer (1)	345,592	125%	431,990
Daniel L. Sheets	300,000	75%	225,000

(1)	In anticipation of Mr. Bauer’s retirement on January 3, 2011, and in recognition of his long tenure with the company, on November 9, 2010, the committee accelerated vesting of his 2010, 2009 and 2008 option awards. For more information about the modified awards, see the Summary Compensation Table and the Grants of Plan Based Awards table.

Performance share units are earned based on achieving specified long-term financial performance objectives. The performance measures can be based on both corporate and segment performance objectives or solely on corporate performance objectives. For more information regarding the awards granted, see the Grants of Plan-Based Awards table and Discussion of Summary Compensation and Plan-Based Awards Tables.

Performance Objective and Criteria for 2010 Grant.  For the 2010-2012 performance period, the three-year cumulative Adjusted EPS required for target performance share payment was $24.99, which is approximately 142% higher than the three-year cumulative Adjusted EPS target established for the 2009-2011 performance period, and is approximately 80% higher than the three-year cumulative Adjusted EPS target established for the 2008-2010 performance period. Threshold payment (25%) and maximum payment (200%) correspond to $22.65 (minus 9% performance relative to target) and $26.72 (plus 7% performance relative to target), respectively. The committee believed that the target was sufficiently challenging given the step-change increase in earnings growth achieved in 2009, the expectation of a return to a lower rate of earnings growth and the uncertainty related to volume recovery

THE LUBRIZOL CORPORATION	11

in key markets. At the time of each grant, the committee sets the threshold, target and maximum achievement levels based on factors that include historical and projected performance.

2008-2010 Performance Share Payout.  For the 2008-2010 performance share unit award, a three-year cumulative Adjusted EPS target of $13.86 was set. Performance share units would vest and be paid if this target was met. The threshold (25%) level of performance was set at $13.07 and the maximum (200%) level was set at $15.47. All awards granted were based on this metric. Actual 2008-2010 Adjusted EPS was $22.39. In February 2011, the committee authorized performance share payments for the 2008-2010 performance period as follows:

Name	Target Performance Shares at Time of Grant	Performance % Achieved	Shares Paid
James L. Hambrick	25,180	200%	50,360
Charles P. Cooley	6,040	200%	12,080
Stephen F. Kirk	4,900	200%	9,800
Joseph W. Bauer	3,490	200%	6,980
Daniel L. Sheets	1,210	200%	2,420

Retirement Plans

Except as described below, the qualified and nonqualified retirement plans provided to the named executive officers are those that are offered to all qualifying U.S. non-union employees including The Lubrizol Corporation Pension Plan, Employees’ Profit Sharing and Savings Plan, Excess Defined Benefit Plan and Excess Defined Contribution Plan. These plans are designed to work together with social security benefits to provide employees who have contributed 30 years of service with retirement income that is approximately 70% of final pay at retirement. The retirement plan benefits along with social security benefits for our employees generally, as a percentage of pay at retirement, exceed those benefits for our named executive officers. To partially narrow this difference, we have the Officers’ Supplemental Retirement Plan, in which Mr. Hambrick, Mr. Cooley and Mr. Kirk currently participate given their level in the company. The purpose of this plan is to work together with the other retirement plans and social security benefits to provide participants with retirement income after 30 years of service that is approximately 60% of final average pay (defined as the average of the three consecutive highest years of pay out of the last 10 years).

See the discussion following the Pension Benefits table for a description of the Pension Plan, the Excess Defined Benefit Plan and the Officers’ Supplemental Retirement Plan. For a description of the Excess Defined Contribution Plan, see the discussion following the Nonqualified Deferred Compensation table. See the discussion following the Employees’ Profit Sharing and Savings Plan for a description of that plan.

Nonqualified Deferred Compensation Plans

Executive Council Deferred Compensation Plan.  The Executive Council Deferred Compensation Plan covers our top officers, including our named executive officers. We offer this plan to help the officers achieve their share ownership requirement through the elective deferral of up to 90% of their annual incentive pay into share units, which accumulate share dividends and are paid in shares three years after deferral. The plan provides a 25% match on officer deferrals, which is fully vested and paid in cash when the shares are paid. The purpose of the 25% match is to act as an incentive to the named executive officers to defer their annual incentive pay into Lubrizol shares and to achieve their share ownership requirements. As with other benefits and perquisites, the committee periodically reviews this plan to make sure it is a competitive offering. Once an executive officer reaches his/her share ownership guideline, he/she is no longer eligible to defer compensation under this plan.

Senior Management Deferred Compensation Plan.  The Senior Management Deferred Compensation Plan is offered to our top managers, including our named executive officers. This plan allows participants to defer up to 90% of their cash and long-term performance share compensation so that they may further align themselves with our shareholders and have an additional opportunity to save for retirement.

See Nonqualified Deferred Compensation below for a detailed description of these plans.

12	THE LUBRIZOL CORPORATION

Welfare Plans

We offer a health care plan that provides medical, vision, dental and prescription drug coverage for U.S. employees. We also offer group life insurance and short- and long-term disability plans that cover all U.S. non-union employees. The purpose of these plans is to provide competitive basic benefits to our employees and to help us attract and retain employees.

The named executive officers participate in these plans under the same terms as the rest of the participants. Messrs. Hambrick, Cooley and Kirk do not participate in the company’s group life insurance plans; instead, given their level in the company, they participate in the Executive Death Benefit Plan. The purpose of the Executive Death Benefit Plan is to provide continuing life insurance after retirement in consideration of the participant’s service to Lubrizol. See the “Death” section under Potential Payments Upon Termination or Change in Control for a description of this plan.

Perquisites

We provide the following limited perquisites to the named executive officers for which we provide no tax reimbursement for imputed income:

•

Executive physicals are offered to the named executive officers and their spouses to help ensure their health and to facilitate early detection of any medical issues. The cost of these physicals is included in their income.

•

Financial planning services are offered to help the named executive officers maintain their focus on Lubrizol by minimizing the time they need to spend on financial planning and tax return preparation. The cost of financial planning is included in their income.

•	Business club memberships are offered to the named executive officers for business purposes as required in the performance of their duties. Any personal use of these clubs is paid by the officer.

•	Business-related travel expenses for spouses paid by the company, which occurs infrequently, are included in the named executive officer’s income.

The total incremental cost to Lubrizol of these perquisites in 2010 was less than $20,000 for any of the individual named executive officers.

Change in Control and Indemnification Agreements

Each of our named executive officers has a change in control agreement that provides for payment under specified conditions after a change in control of the company. The committee periodically reviews the content of these change in control agreements, utilizing outside counsel as it deems appropriate and collecting information about the terms of similar agreements used by peer group companies. The terms of these agreements are as described in detail in the “Change in Control Without a Termination,” “Termination With Cause Upon a Change in Control” and “Termination Without Cause or With Good Reason Upon a Change in Control” sections in Potential Payments Upon Termination or Change in Control below.

In addition to payment upon a change in control for terminations without cause or for employee termination for good reason during the three years after a change in control, the agreement entered into with the named executive officers prior to September 2009 provides for payment upon termination for any reason during a 90-day period starting on the first anniversary of the change in control. The reason for this provision is to encourage executives to stay for a one-year transition period after a change in control and to provide the named executive officer with a choice of whether to stay with the company after having completed the transition to the new owners. If the named executive officer incurs excise tax due to the application of Section 280G of the Internal Revenue Code of 1986, as amended (Code), the officer will receive an additional cash payment for the excise tax. The reason for the tax gross-up is so the officer will be in the same financial position if the excise tax did not apply. In September 2009, the committee changed the terms of new or materially modified agreements to eliminate the grossing up of tax payments and to eliminate the single-trigger termination payment in the event of voluntary departure within 90 days after the one-year anniversary of a change in control.

Each of our named executive officers also is covered by an Indemnification Agreement that provides for the reimbursement of any legal fees incurred by him in defending a lawsuit brought against him in his capacity as an

THE LUBRIZOL CORPORATION	13

officer. Indemnification is not provided where an officer has not met the applicable standard or conduct (e.g., not acting in good faith) or where, by law, we cannot provide indemnification to the officer.

Officer Share Ownership Guidelines

The committee has established ownership guidelines to further align the interests of the named executive officers with those of shareholders. Our guidelines require the named executive officers to hold Lubrizol common shares having a value of between two and five times their base salary, depending on their position. New officers have five years to reach this target. Once the officer has met his/her ownership guideline, he/she is not required to hold additional shares. Shares counted for this purpose include shares owned by the named executive officer and/or his spouse, share units that are payable only in shares under the deferred compensation plans and shares held in the Employees’ Profit Sharing and Savings Plan. The ownership guideline for each named executive officer, as a multiple of base salary, is: Mr. Hambrick – five; Mr. Cooley – three; Mr. Kirk – three; Mr. Bauer – two; and Mr. Sheets – two. Each named executive officer has met his ownership guideline.

Our insider trading policy prohibits directors, executive officers and other key employees from engaging in any transaction designed to hedge (or offset) a decrease in the market price of Lubrizol common shares.

Forfeitures

Stock options granted prior to 2010 require that any outstanding options will be forfeited if the named executive officer is terminated with cause. A definition of “with cause” is provided in the “Termination With Cause Upon a Change in Control” section in Potential Payments Upon Termination or Change in Control. Performance share unit awards granted for the 2009-2011 performance period are subject to forfeiture for breach of the awards’ non-compete provisions.

Stock options and performance share unit awards granted after 2009 provide the committee the authority to cause any outstanding award to be forfeited and to seek to recoup any economic gains from any participant who engages in conduct that the committee determines to be not in good faith and that disrupts, damages, impairs or interferes with the business, reputation or employees of Lubrizol, including conduct that leads to a restatement of the company’s financial statements.

Tax Deductibility of Compensation

The committee’s approach with respect to qualifying compensation paid to the named executive officers for tax purposes is that executive compensation plans generally will be designed and implemented to maximize tax deductibility. Section 162(m) of the Code limits the deductibility of compensation in excess of $1 million paid to specified executive officers of public companies. However, non-deductible compensation still may be paid to provide the committee with the flexibility to structure executive compensation programs in ways that best promote the interests of Lubrizol and its shareholders. All the compensation for Messrs. Cooley, Bauer and Sheets for 2010 was deductible by Lubrizol. The non-deductible compensation for 2010 for Messrs. Hambrick and Kirk was $2,054,347 and $106,937, respectively.

COMPENSATION COMMITTEE REPORT

The organization and compensation committee reviewed and discussed the Compensation Discussion and Analysis contained in this report with management. Based on these reviews and discussions, the committee recommended to the board that the Compensation Discussion and Analysis be included herein.

Dominic J. Pileggi, Chair	Michael J. Graff
Forest J. Farmer, Sr.	Gordon D. Harnett

COMPENSATION PRACTICES AND RISK MANAGEMENT PROCEDURES

Using our corporate risk management assessment tools, we annually review and evaluate the incentive compensation plans that cover all employees. On the basis of this review, we do not believe that our compensation plans pose risks that are reasonably likely to have a material adverse effect on the company. Lubrizol’s incentive compensation plans are based on corporate and business unit performance, measured by a range of objective and subjective criteria, and not solely on individual performance. None of the company’s compensation or sales

14	THE LUBRIZOL CORPORATION

incentive plans in 2010 were “unlimited” in the financial gains achievable, but instead were subject to fixed caps that are not excessive. Therefore, they did not encourage or reward unreasonable behavior in return for unlimited compensation. Beginning with the 2010 grants, annual and long-term incentive plan awards are subject to forfeiture and claw-back provisions permitting the company to recoup economic gains from a participant who engages in conduct that the organization and compensation committee determines to be not in good faith or that otherwise impairs or interferes with the business or reputation of the company.

In addition, as a part of the annual total remuneration review of the compensation paid to executive officers, the organization and compensation committee considers a report of its executive compensation consultant regarding compensation risk.

SUMMARY COMPENSATION TABLE

The following table shows the compensation of each named executive officer for the fiscal years ended December 31, 2010, 2009 and 2008.

Name and Principal Position	Year	Salary ($) (2)	Bonus ($)	Stock Awards ($) (3)	Options Awards ($) (4)	Non-Equity Incentive Plan Compensation ($) (5)	Change in Pension Value & Non-Qualified Deferred Compensation Earnings ($) (6)	All Other Compensation ($) (7)	Total
James L. Hambrick	2010	$1,008,788	$–	$2,060,825	$1,029,888	$2,060,000	$1,315,726	$96,977	$7,572,204
Chairman, President &	2009	969,288	225,863	2,060,534	1,030,144	1,676,138	1,906,371	105,472	7,973,810
Chief Executive Officer	2008	933,495	–	1,471,771	1,471,173	800,000	3,096,856	127,515	7,900,810

Charles P. Cooley	2010	476,531	–	494,098	247,936	686,000	280,343	65,611	2,250,519
Senior Vice President &	2009	463,063	76,984	494,028	246,973	571,304	454,594	66,538	2,373,484
Chief Financial Officer	2008	446,100	–	353,038	352,149	272,300	228,501	51,835	1,703,923

Stephen F. Kirk	2010	455,728	–	470,644	236,016	658,000	566,364	47,089	2,433,841
Senior Vice President &	2009	441,456	73,392	470,979	235,404	544,646	690,132	42,373	2,498,382
Chief Operating Officer	2008	396,723	–	286,405	287,118	280,000	1,392,672	162,961	2,805,879

Joseph W. Bauer	2010	357,796	–	287,702	1,645,449	444,000	579,525	41,920	3,356,392
Vice President and	2009	345,592	49,247	287,975	143,858	365,464	277,114	57,613	1,526,863
General Counsel	2008	333,554	–	203,991	203,682	174,200	314,386	79,100	1,308,913

Daniel L. Sheets (1)	2010	323,269	–	150,106	73,904	335,000	239,703	33,716	1,155,698
Vice President;	2009	286,953	80,938	138,017	68,911	269,063	143,788	34,533	1,022,203
President, Lubrizol
Additives

(1)	Mr. Sheets became a named executive officer in 2009, and his compensation for 2008 is not included in this table.

(2)	For Messrs. Hambrick and Sheets, salary reported for 2010 includes the value of vacation sold pursuant to the company’s vacation sell program, which allows all employees to sell up to one week of vacation each year.

(3)	Each amount reported in this column represents the aggregate grant date fair value of performance share units granted in each of the years indicated pursuant to awards under the long-term equity incentive program. The aggregate grant date fair value is based upon achievement of target performance at the end of the performance period. The assumptions used to determine the valuation of the amounts reported in this column are disclosed in Notes 14, 13 and 16 to Lubrizol’s consolidated financial statements included in the Annual Report on Form 10-K for the years ended December 31, 2010, 2009 and 2008, respectively. Assuming achievement of the highest level of performance, the maximum grant date fair value of each of the awards reported in this column for 2010 is as follows: $4,121,650 for Mr. Hambrick; $988,195 for Mr. Cooley; $941,287 for Mr. Kirk; $575,405 for Mr. Bauer; and $300,211 for Mr. Sheets.

(4)	Each amount reported in this column represents the aggregate grant date fair value of options granted in each of the respective years under the 2005 Stock Incentive Plan. The assumptions used to determine the valuation of the amounts reported in this column are disclosed in Notes 14, 13 and 16 to Lubrizol’s consolidated financial statements included in the Annual Report on Form 10-K for the years ended December 31, 2010, 2009 and 2008, respectively. For Mr. Bauer, the number reported in 2010 includes an additional $1,502,409, which represents the incremental fair values, calculated in accordance with the applicable financial accounting standards, attributed to the vesting acceleration of three outstanding option awards as follows: $199,532 for the 2008 option grant; $1,123,837 for the 2009 option grant; and $179,040 for the 2010 option grant. In recognition of Mr. Bauer’s long tenure with the company and in anticipation of his retirement on January 3, 2011, the organization and compensation committee accelerated on November 9, 2010, vesting of his outstanding options effective upon the date of his retirement. This additional amount does not represent a cash payment made to Mr. Bauer or a cash amount that he would realize necessarily upon exercise of the options. This amount largely is a reflection of the significant increase in the value of Lubrizol common shares between the original grant dates of the awards and the date of modification. During that time, the price of Lubrizol stock increased by as much as 287%.

(5)	This column reports the amount of cash earned each year by the named executive officers under the Annual Incentive Pay Plan.

THE LUBRIZOL CORPORATION	15

(6)	This column reflects the aggregate change in the actuarial present value of the named executive officers’ accumulated pension benefit under the Pension Plan, the Excess Defined Benefit Plan and the Officers’ Supplemental Retirement Plan. These plans are described in detail under the Pension Benefits table. Lubrizol’s deferred compensation plans do not pay above-market or preferential earnings.

(7)	The following table and discussion provides information related to the compensation reported in the All Other Compensation column. Amounts listed for life insurance premium, financial planning, executive physicals and business-related spousal travel are included in income for the named executive officer and are not grossed up for taxes. Except as described below, Lubrizol does not provide any other perquisites and personal benefits to the named executive officers.

ALL OTHER COMPENSATION
	Profit Sharing and Savings Plan and Excess Defined Contribution Plan		Life			Business- Related
Name	Profit Sharing	Match in 401(k) Plan	Insurance Premium	Financial Planning	Executive Physicals	Spousal Travel	Total
James L. Hambrick	$65,493	$7,350	$12,754	$9,190	$2,190	$–	96,977
Charles P. Cooley	25,308	7,350	21,804	9,190	1,959	–	65,611
Stephen F. Kirk	24,160	7,350	1,579	9,190	1,906	2,904	47,089
Joseph W. Bauer	17,381	7,350	1,243	9,190	6,756	–	41,920
Daniel L. Sheets	15,148	7,350	1,126	9,190	902	–	33,716

Other Perquisites and Personal Benefits.  Club memberships paid by Lubrizol primarily were used for business purposes and any incremental expenses incurred by a named executive officer for personal use are paid by the officer and not by Lubrizol. We do not pay for the personal travel expenses for any named executive officer or spouse. We do not provide automobiles or automobile allowances to the named executive officers.

GRANTS OF PLAN-BASED AWARDS

The following table shows plan-based awards that were made for fiscal year 2010.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Options (#) (3)	Awards ($/Sh)	Awards ($)
James L. Hambrick	2/22/10	$128,750	$1,030,000	$2,060,000	–	–	–	–	$–	$–
	2/22/10	–	–	–	6,590	26,360	52,720	–	–	2,060,825
	2/22/10	–	–	–	–	–	–	43,200	78.18	1,029,888

Charles P. Cooley	2/22/10	42,875	343,000	686,000	–	–	–	–	–	–
	2/22/10	–	–	–	1,580	6,320	12,640	–	–	494,098
	2/22/10	–	–	–	–	–	–	10,400	78.18	247,936

Stephen F. Kirk	2/22/10	41,125	329,000	658,000	–	–	–	–	–	–
	2/22/10	–	–	–	1,505	6,020	12,040	–	–	470,644
	2/22/10	–	–	–	–	–	–	9,900	78.18	236,016

Joseph W. Bauer	2/22/10	27,750	222,000	444,000	–	–	–	–	–	–
	2/22/10	–	–	–	920	3,680	7,360	–	–	287,702
	2/22/10	–	–	–	–	–	–	6,000	78.18	143,040
	11/09/10	–	–	–	–	–	–	6,000	78.18	179,040
	11/09/10	–	–	–	–	–	–	14,300	27.77	1,123,837
	11/09/10	–	–	–	–	–	–	4,150	58.45	199,532

Daniel L. Sheets	2/22/10	20,938	167,500	335,000	–	–	–	–	–	–
	2/22/10	–	–	–	480	1,920	3,840	–	–	150,106
	2/22/10	–	–	–	–	–	–	3,100	78.18	73,904

(1)	These columns show the awards that were made under the Annual Incentive Pay Plan. Payments under these awards were approved by the organization and compensation committee on February 21, 2011, and the actual payment made to each named executive officer is reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(2)	These columns show the performance share unit awards granted under the long-term equity incentive program for the 2010-2012 performance period. The grant date fair value shown in the last column of this table is based on payment at target, multiplied by the closing price on the date of grant of $78.18.

(3)	This column shows the option awards that were made under the 2005 Stock Incentive Plan. The grant date fair value shown in the last column of this table is based on the Black-Scholes method of valuing stock options on the date of grant, excluding the potential impact of forfeitures. For Mr. Bauer, this column also includes the modification of three outstanding option awards, the vesting of which was accelerated upon Mr. Bauer’s retirement from the company as approved by the organization and compensation committee on November 9, 2010. The amounts reported with this grant date represent the incremental fair values of those modified awards, which originally were granted, in the order of appearance in the column, on February 22, 2010, February 23, 2009 and February 19, 2008. The exercise prices for these option awards were not modified; the exercise prices shown are the closing prices of Lubrizol’s common shares on the original respective grant dates. The incremental fair values of the modified awards were calculated in accordance with the applicable accounting standards.

16	THE LUBRIZOL CORPORATION

DISCUSSION OF SUMMARY COMPENSATION AND PLAN-BASED AWARDS TABLES

Long-Term Equity Incentive Program.  The amounts reported in the “Stock Awards” column of the Summary Compensation Table and the “Estimated Future Payouts Under Equity Incentive Plan Awards” column of the Grants of Plan-Based Awards table relate to performance share unit awards granted to the named executive officers under the long-term equity incentive program. Under the program, the organization and compensation committee may approve threshold, target and maximum awards for the named executive officers based on a three-year cumulative performance objective as selected by the committee. If performance meets the target objective, the named executive officer would receive 100% payment of his performance share target award. The performance share unit awards are granted pursuant to a stock incentive plan and can be paid in cash, Lubrizol common shares, stock options or any combination thereof as determined by the committee. If the award is payable in Lubrizol common shares, the named executive officer will have no voting or dividend rights for these shares until the end of the performance period and payments, if any, are made. Throughout the performance period, the payment percentage will vary based upon the actual three-year performance. However, the three-year performance must meet a threshold before any payment can be made. The committee has the right in its sole discretion to reduce the amount of the award. For information on the performance measure targets for the performance share units granted for the 2010-2012 performance period, see the “Long-Term Equity Incentive Compensation” discussion in Compensation Discussion and Analysis. See the Outstanding Equity Awards at Fiscal Year-End table for information on the performance share unit awards that were outstanding as of December 31, 2010.

Stock Options.  The stock options granted to the named executive officers and reported in the Summary Compensation Table and the Grants of Plan-Based Awards table were granted under the 2005 Stock Incentive Plan, which by its terms was terminated with respect to future grants on April 1, 2010. Outstanding grants under this plan remain in effect and are subject to the plan’s terms. Options typically vest 50% one year after grant, 75% two years after grant and 100% three years after grant and have a ten-year exercise period. Option awards granted to any participant terminated for cause are subject to forfeiture.

Lubrizol has never dated a stock option other than its date of grant nor has it ever priced an option using less than the fair market value of Lubrizol common shares on the date of grant.

In recognition of Mr. Bauer’s long tenure with the company and in anticipation of his retirement on January 3, 2011, the organization and compensation committee accelerated on November 9, 2010, vesting of his outstanding options effective upon the date of his retirement.

Annual Incentive Pay Plan.  The amounts reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table were paid in accordance with the Annual Incentive Pay Plan, which provides for annual incentive compensation for the achievement of specified corporate performance objectives. All officers participate in the Annual Incentive Pay Plan. A participant who separates from service prior to the end of the plan year will not be eligible for payment unless otherwise specifically approved by the organization and compensation committee, upon recommendation of the CEO. Payment upon a change in control is described in the “Termination Without Cause or With Good Reason Upon a Change in Control” scenario in Potential Payments Upon Termination or Change in Control, below. More information about the operation and mechanics of the Annual Incentive Pay Plan is provided in Compensation Discussion and Analysis.

THE LUBRIZOL CORPORATION	17

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows outstanding equity awards for each named executive officer as of December 31, 2010.

			Option Awards					Stock Awards
Name	Grant Date	Equity Award	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($) (2)	Market Price ($) (2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (3)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
James L. Hambrick	3/25/02	Stock Option	16,500	–	$34.075	$33.770	3/25/12	–	$–	–	$–
	4/25/05	Stock Option	163,900	–	39.440	40.360	4/25/15	–	–	–	–
	12/12/05	Stock Option	143,700	–	43.065	43.050	12/12/15	–	–	–	–
	2/20/07	Stock Option	102,300	–	53.070	53.070	2/20/17	–	–	–	–
	2/19/08	Stock Option	89,925	29,975	58.450	58.450	2/19/18	–	–	–	–
	2/23/09	Stock Option	102,400	102,400	27.770	27.770	2/23/19	–	–	–	–
	2/22/10	Stock Option	–	43,200	78.180	78.180	2/22/20	–	–	–	–
	2/23/09	LTIP 2009-2011	–	–	–	–	–	–	–	148,400	15,860,992
	2/22/10	LTIP 2010-2012	–	–	–	–	–	–	–	52,720	5,634,714

Charles P. Cooley	2/19/08	Stock Option	–	7,175	58.450	58.450	2/19/18	–	–	–	–
	2/23/09	Stock Option	–	24,550	27.770	27.770	2/23/19	–	–	–	–
	2/22/10	Stock Option	–	10,400	78.180	78.180	2/22/20	–	–	–	–
	2/23/09	LTIP 2009-2011	–	–	–	–	–	–	–	35,580	3,802,790
	2/22/10	LTIP 2010-2012	–	–	–	–	–	–	–	12,640	1,350,963

Stephen F. Kirk	2/19/08	Stock Option	–	5,850	58.450	58.450	2/19/18	–	–	–	–
	2/23/09	Stock Option	–	23,400	27.770	27.770	2/23/19	–	–	–	–
	2/22/10	Stock Option	–	9,900	78.180	78.180	2/22/20	–	–	–	–
	2/23/09	LTIP 2009-2011	–	–	–	–	–	–	–	33,920	3,625,370
	2/22/10	LTIP 2010-2012	–	–	–	–	–	–	–	12,040	1,286,835

Joseph W. Bauer	2/19/08	Stock Option	–	4,150	58.450	58.450	2/19/18	–	–	–	–
	2/23/09	Stock Option	14,300	14,300	27.770	27.770	2/23/19	–	–	–	–
	2/22/10	Stock Option	–	6,000	78.180	78.180	2/22/20	–	–	–	–
	2/23/09	LTIP 2009-2011	–	–	–	–	–	–	–	20,740	2,216,691
	2/22/10	LTIP 2010-2012	–	–	–	–	–	–	–	7,360	786,637

Daniel L. Sheets	2/23/09	Stock Option	–	6,850	27.770	27.770	2/23/19	–	–	–	–
	2/22/10	Stock Option	–	3,100	78.180	78.180	2/22/20	–	–	–	–
	2/18/08	LTIP 2008-2010	–	–	–	–	–	2,420	258,650	–	–
	2/23/09	LTIP 2009-2011	–	–	–	–	–	–	–	9,940	1,062,387
	2/22/10	LTIP 2010-2012	–	–	–	–	–	–	–	3,840	410,419

(1)	All of the stock options listed vest 50% one year after grant, 75% two years after grant and 100% three years after grant.

(2)	For options awarded prior to November 14, 2006, the option exercise price is the average of the high and low prices of Lubrizol common shares on the date of grant. For options awarded on or after November 14, 2006, the option exercise price is the closing price of Lubrizol common shares on the date of grant. The market price shown in the table is the closing price of Lubrizol common shares on the date of grant.

(3)	The performance condition for the 2008-2010 performance award reported in this column for Mr. Sheets was satisfied on December 31, 2010, but pursuant to the terms of the award, since Mr. Sheets has not met the minimum retirement age, the shares remained subject to forfeiture until approved for payment by the organization and compensation committee. The amount shown is based on maximum performance and the market value is based on the closing price of Lubrizol common shares on December 31, 2010, of $106.88. The shares were approved for payment on February 21, 2011, and were paid at maximum in Lubrizol common shares issued on that date.

(4)	Performance share units under the long-term equity incentive program (LTIP) vest upon the achievement of the performance measures at the end of the three-year performance period for the individual award. This column shows the outstanding awards that had not yet vested as of December 31, 2010. For all the named executive officers, the awards for the 2009-2011 and the 2010-2012 performance periods will be paid if performance is achieved and upon approval of the organization and compensation committee at its meetings in February 2012 and February 2013, respectively, and the amounts reported are based on achieving maximum performance. The market value for each of these awards is based on the closing price of Lubrizol common shares on December 31, 2010, of $106.88. These amounts do not represent guaranteed payments that the company will make at the end of the performance period; rather, actual payments will depend upon future corporate earnings performance and the value of our shares on the payment date.

18	THE LUBRIZOL CORPORATION

OPTION EXERCISES AND STOCK VESTED

The following table shows option exercises and stock vested for the named executive officers during the fiscal year ended December 31, 2010. As described in the footnotes below, the information reported here for Messrs. Hambrick, Cooley, Kirk and Bauer reflects the vesting of awards for the 2007-2009 and the 2008-2010 performance periods.

	Option Awards		Stock Awards (1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
James L. Hambrick	33,000	$1,802,957	107,240	$9,829,355
Charles P. Cooley	137,675	5,953,981	25,920	2,373,122
Stephen F. Kirk	62,550	2,285,903	21,800	1,985,584
Joseph W. Bauer	44,250	1,988,728	14,400	1,326,118
Daniel L. Sheets (2)	6,850	375,026	2,520	197,014

(1)	For Messrs. Hambrick, Cooley, Kirk and Bauer, these columns reflect, on an aggregate basis, vesting information for the 2007-2009 and the 2008-2010 performance share unit awards. Pursuant to the terms of the 2008-2010 performance share unit award, because Messrs. Hambrick, Cooley, Kirk and Bauer had reached the minimum retirement age at year end, they were no longer subject to a service condition, and the award vested at that time. For Mr. Sheets, the amount reflected in this column is only with respect to the 2007-2009 performance share unit award. Since he had not reached the minimum retirement age at year end, the 2008-2010 performance share unit award did not vest until it was approved for payment by the organization and compensation committee on February 21, 2011.

The following table provides a breakdown of the aggregate amounts reported above for Messrs. Hambrick, Cooley, Kirk and Bauer. Payment of the 2007-2009 and the 2008-2010 performance share unit awards was approved by the organization and compensation committee on February 22, 2010, and February 21, 2011, respectively.

	2007 – 2009 Performance Share Unit Award (a)		2008 – 2010 Performance Share Unit Award (b)
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
James L. Hambrick	56,880	$4,446,878	50,360	$5,382,477
Charles P. Cooley	13,840	1,082,011	12,080	1,291,110
Stephen F. Kirk	12,000	938,160	9,800	1,047,424
Joseph W. Bauer	7,420	580,096	6,980	746,022

(a)	The value realized on vesting of the shares is based on the closing price of Lubrizol common shares on February 22, 2010, of $78.18.

(b)	The value realized on vesting for these shares is based on the closing price of Lubrizol common shares on December 31, 2010, of $106.88. The actual value realized upon payment is based on the closing price of Lubrizol common shares of $109.35 on February 22, 2011, due to a bank holiday.

(2)	Mr. Sheets deferred 2% of the number of shares that vested into the Senior Management Deferred Compensation Plan, and the value of this deferral, along with a general description of the deferral terms, appear in the table and narrative in Nonqualified Deferred Compensation, below.

THE LUBRIZOL CORPORATION	19

PENSION BENEFITS

The following table shows the present value of accumulated benefits payable to each of the named executive officers, including the number of years of credited service, pursuant to a pension benefits plan. The actuarial assumptions used to determine the present value of the accumulated benefit at December 31, 2010, are as follows: the measurement date is December 31, 2010; the discount rate is 5.38%; and the rate of compensation increases is 4.29% for the qualified Pension Plan and 3.89% for each of the nonqualified Excess Defined Benefit Plan and the Officers’ Supplemental Retirement Plan. We do not grant extra years of service under any of the pension benefit plans.

Name	Plan Name (1)	Number of Years of Credited Service (#) (2)	Present Value of Accumulated Benefit ($)
James L. Hambrick	Pension Plan	30	801,518
	Excess Defined Benefit Plan	30	6,997,951
	Officers’ Supplemental Retirement Plan	30	3,242,122

Charles P. Cooley	Pension Plan	13	315,094
	Excess Defined Benefit Plan	13	885,823
	Officers’ Supplemental Retirement Plan	13	202,119

Stephen F. Kirk	Pension Plan	30	1,088,220
	Excess Defined Benefit Plan	30	2,706,292
	Officers’ Supplemental Retirement Plan	30	813,070

Joseph W. Bauer	Pension Plan	25	721,370
	Excess Defined Benefit Plan	25	1,236,800

Daniel L. Sheets	Pension Plan	27	591,080
	Excess Defined Benefit Plan	27	302,748

(1)	Messrs. Hambrick, Cooley and Kirk currently are eligible for early retirement under each of the pension benefits plans in which they participate. Mr. Bauer retired on January 3, 2011.

(2)	The maximum years of credited service in each of the pension benefits plans is 30. Under the terms of these plans, Messrs. Hambrick and Kirk have 32 and 39 actual years of employment with Lubrizol, respectively.

Following are descriptions of the key provisions of the pension benefits plans listed in this table.

Pension Plan.  The Pension Plan is a tax-qualified defined benefit plan for U.S. non-union employees hired prior to January 1, 2010. Employees become 100% vested in their benefit at age 55 or after five years of service.

Benefits Formula.  Benefits under the Pension Plan are based on a final average pay formula or a career average pay formula, whichever produces the higher benefit to the employee. The final average pay formula is 28.5% of final average pay plus 15% of final average pay in excess of Social Security covered compensation level, multiplied by credited service (up to 30 years), and divided by 30. Final average pay is an average of an employee’s highest five consecutive years out of the last 10 years of pay. The career average pay formula is 1.35% of credited average compensation multiplied by credited service (no maximum). For purposes of the Pension Plan, “pay” consists of base salary (unreduced for elective before-tax savings contributions and before-tax cafeteria plan contributions), bonus, overtime pay, shift premium differentials, vacation and holiday pay, paid annual variable compensation and long-term disability benefits.

Payment Form.  Both the final average pay formula and the career average pay formula provide a benefit in a 10-year certain and life annuity. Other payment options available to all employees are a joint and 100%, 75% or 50% survivor annuity and a life annuity. Employees hired before February 1, 1984, also may elect a lump sum payment option. Each of the payment options are the actuarial equivalent of the 10-year certain and life annuity. Employees who are eligible for a lump sum payment option and who terminate with a vested benefit prior to age 55 may elect to take an immediate actuarially reduced distribution in any form of payment option available. If the employee dies prior to receiving the benefit, a surviving spouse will receive a 50% survivor annuity for the rest of the surviving spouse’s life. This death benefit is subsidized fully by Lubrizol.

Retirement Eligibility.  Employees are eligible for benefits at the normal retirement age of 65. Full unreduced benefits are payable at age 62. Employees who retire on or after age 55 may begin their benefit immediately with a 3% reduction in the benefit for every year prior to age 62 that the benefit begins.

20	THE LUBRIZOL CORPORATION

Excess Defined Benefit Plan.  The Excess Defined Benefit Plan is a nonqualified defined benefit plan that provides highly paid employees with the portion of their retirement benefits that are not payable from the qualified Pension Plan because of tax law limitations and/or as a result of deferrals of base salary or annual incentive pay into a non-qualified deferred compensation plan. Employees become 100% vested in their benefit at the earliest of five years of service, age 55, death, disability or upon a change in control of the company. The benefits formula, actuarial factors, payment form and retirement eligibility are the same as described above under the Pension Plan, except that for the Excess Defined Benefit Plan (1) “pay” also includes cash deferred under the deferred compensation plans and (2) the plan automatically pays the actuarial equivalent of the normal benefit in a single lump sum payment paid within 60 days after the later of six months following the separation from service or the beginning of the calendar year following the year in which the participant separated from service.

Officers’ Supplemental Retirement Plan.  The Officers’ Supplemental Retirement Plan is a nonqualified defined benefit plan and its purpose is to work with the other retirement plans and social security benefits to provide participants with retirement income after 30 years of service that is approximately 60% of final average pay. Messrs. Hambrick, Cooley and Kirk are the current participants of the plan, and each of them is 100% vested in their benefit. The benefit is 2% of final average pay multiplied by up to 30 years of service, and benefits are reduced for Social Security and payments made under the Pension Plan, the Excess Defined Benefit Plan, the Excess Defined Contribution Plan and any other Lubrizol-provided retirement benefit under any other qualified or nonqualified plan. Final average pay under this plan is the average of the highest three consecutive years of pay during the last 10 years. The definition of pay, actuarial factors, payment form and retirement eligibility are the same as described above under the Pension Plan, except that for the Officers’ Supplemental Retirement Plan (1) “pay” also includes base salary and annual incentive deferrals under the deferred compensation plans, and (2) the plan automatically pays the actuarial equivalent of the normal benefit in a single lump sum payment paid within 60 days after the later of six months following the separation from service or the beginning of the calendar year following the year in which the participant separated from service.

THE LUBRIZOL CORPORATION	21

NONQUALIFIED DEFERRED COMPENSATION

The following table shows by plan the contributions and earnings made, and the aggregate balances at December 31, 2010, in each of the Excess Defined Contribution Plan, the Senior Management Deferred Compensation Plan and the Executive Council Deferred Compensation Plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Balance at Last FYE ($)
James L. Hambrick	$–	$34,296	$37,396	$272,532	(1)
	–	–	7,383,268	22,889,713	(2)
	–	–	2,329,841	7,115,402	(3)

Total	$–	$34,296	$9,750,504	$30,277,647

Charles P. Cooley	$–	$11,033	$12,843	$112,487	(1)
	–	–	183,791	943,981	(2)
	–	–	468,855	1,431,896	(3)

Total	$–	$11,033	$665,489	$2,488,364

Stephen F. Kirk	$–	$10,720	$4,363	$163,406	(1)
	–	–	1,317,448	5,907,156	(2)
	–	–	514,575	1,571,526	(3)

Total	$–	$10,720	$1,836,386	$7,642,088

Joseph W. Bauer	$–	$6,183	$17,324	$115,691	(1)
	–	–	412,657	1,579,443	(2)
	–	–	351,569	1,073,701	(3)

Total	$–	$6,183	$781,550	$2,768,835

Daniel L. Sheets	$–	$3,196	$8,231	$27,794	(1)
	3,940	–	2,937	15,745	(2)

Total	$3,940	$3,196	$11,168	$43,539

(1)	The amounts in this row relate to the Excess Defined Contribution Plan.

(2)	The amounts in this row relate to the Senior Management Deferred Compensation Plan.

(3)	The amounts in this row relate to the Executive Council Deferred Compensation Plan.

Excess Defined Contribution Plan.  The Excess Defined Contribution Plan provides highly paid employees with the portion of the profit sharing contribution that cannot be contributed to the Employees’ Profit Sharing and Savings Plan, a qualified defined contribution plan, because of tax law limitations and/or as a result of deferrals into a non-qualified deferred compensation plan. This plan also provides participants with a portion of the company match that cannot be contributed to the qualified Employees’ Profit Sharing and Savings Plan as a result of deferrals into a non-qualified deferred compensation plan. The investment funds in this plan are the same as in the qualified Employees’ Profit Sharing and Savings Plan and participants may elect to transfer their investment funds daily (subject to applicable restrictions of the insider trading policy), as they may under the Employees’ Profit Sharing and Savings Plan. Upon a separation from service, the participant will receive a single lump sum cash payment payable within 60 days after the later of six months after the separation or the beginning of the calendar year following the year in which the separation occurred. Employees become 100% vested in their benefit at the earliest of age 55, death, disability or upon a change in control of the company. If a participant dies, payment will be made to the participant’s beneficiary.

Senior Management Deferred Compensation Plan.  Under the Senior Management Deferred Compensation Plan, senior management may elect to defer up to 90% of their base salary, annual incentive pay, long-term equity incentive pay payable in cash and any compensation payable in shares. The participant may elect to invest in a number of cash investment accounts designated by the organization and compensation committee and/or a share unit account. The cash investment accounts mirror the investment funds of the qualified Employees’ Profit Sharing and Savings Plan. Participants may elect to transfer their investment funds daily, the same as under the Employees’ Profit Sharing and Savings Plan (subject to applicable restrictions of the insider trading policy).

For deferrals of cash compensation into the share unit account, the number of share units is based on the closing price of Lubrizol common shares on the day the share units are credited to the account. The share unit account includes additional share units credited for quarterly dividends paid on Lubrizol common shares.

22	THE LUBRIZOL CORPORATION

Prior to the year of deferral, participants can elect payment at a specified date, or between 6 and 12 months after separation from service. They can elect to receive payment in the form of a single lump sum payment, periodic payments over a period of up to 20 years or a lump sum followed by periodic payments over a period of up to 20 years. At least 12 months prior to a distribution, a participant may make an election to change the payment date or form of payment provided that the distribution occurs at least 5 years after the original date of distribution.

The organization and compensation committee may accelerate the distribution of part or all of one or more of a participant’s accounts for reasons of a severe financial hardship that cannot be met using other resources. If a participant dies, payment will be made to the participant’s beneficiary. For all distributions, cash will be paid with respect to the cash accounts and Lubrizol common shares will be issued equal to the number of share units in the participant’s Lubrizol share unit account. The number of the deferred share units payable in shares for each of the named executive officers as of April 5, 2011, is included in the “Common Shares” column of the security ownership table in Security Ownership of Directors, Executive Officers and Large Beneficial Owners.

Executive Council Deferred Compensation Plan.  Under the Executive Council Deferred Compensation Plan, executive officers who have not met their share ownership guidelines may defer up to 90% of their annual incentive pay. Deferred amounts are converted into share units based on the average closing price of Lubrizol common shares for each of the 10 consecutive trading days commencing on the fourth business day following the release of earnings for the year in which the annual incentive pay is earned. Lubrizol matches 25% of the amount deferred. Once an executive officer reaches his/her share ownership guideline, he/she is no longer eligible to defer compensation under this plan. Additional share units are credited for quarterly dividends paid on Lubrizol common shares. At the end of the deferral period, which is at least three years, Lubrizol shares are issued in a single lump sum equal to the number of share units in the participant’s account. For units attributable to the company match, the distribution will be made in cash based on the closing price of Lubrizol common shares on the date the account becomes payable. These share units will be paid in cash at the end of three years, unless further deferred. A participant may elect at least 12 months prior to a distribution to change the date of that distribution to another in-service year or 6 months after the participant has separated from service, provided that the new distribution date is at least 5 years after the original distribution date. The organization and compensation committee may accelerate the distribution of part or all of one or more of a participant’s accounts for reasons of an unforeseeable emergency (as defined by U.S. Treasury Department regulations) that cannot be met using other resources. If a participant dies, payment will be made to the participant’s beneficiary. The number of the deferred share units payable in shares for each of the named executive officers as of April 27, 2011, is included in the “Common Shares” column of the security ownership table in Security Ownership of Directors, Executive Officers and Large Beneficial Owners.

EMPLOYEES’ PROFIT SHARING AND SAVINGS PLAN

The Employees’ Profit Sharing and Savings Plan, a qualified defined contribution plan, is available to all employees, including the named executive officers. Each year, the board determines the portion of Lubrizol profits that will be contributed to the plan. Profit-sharing contributions are allocated to employees’ accounts based on their pay. Pay consists of base salary (unreduced for elective before-tax savings contributions and before-tax cafeteria plan contributions), bonus, overtime pay, shift premium differentials, vacation and holiday pay, paid annual variable compensation and long-term disability benefits. In addition, employees, including the named executive officers, may contribute up to 75% of their pay to the plan as a before-tax contribution. Employees also may make after-tax contributions subject to an overall limit of 75% of pay for their total before-tax and after-tax contributions. Lubrizol matches 50% of the employee’s before-tax and after-tax contributions up to 6% of the employee’s pay.

Employees direct the investment of their contributions, the company match and profit-sharing contribution among a Lubrizol common share fund and a selection of other funds with a range of investment characteristics. Employees vest in profit-sharing and matching contributions at a rate of 33% per year of service. They become 100% vested after three years of service, at age 55 or upon death. The plan allows distribution of an employee’s vested account balance after retirement, death or other termination of employment. Each of the named executive officers is vested fully in his profit-sharing and matching contributions. Upon death of a participant, the account balance becomes payable to the surviving spouse or other designated beneficiary. Distributions are paid in a lump sum, partial payments or monthly, quarterly or annual installments over a fixed period of time as elected by the participant.

Following are the account balances in this plan for each of the named executive officers as of December 31, 2010: Mr. Hambrick, $2,585,145; Mr. Cooley, $793,519; Mr. Kirk, $1,442,448; Mr. Bauer, $366,612; and Mr. Sheets, $1,180,054.

THE LUBRIZOL CORPORATION	23

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Following is a discussion of the special payments and benefits that would have been triggered on December 31, 2010, under various termination and change in control scenarios for our named executive officers. In addition to the special payments and benefits described below, the named executive officers would receive the pension benefits described in the Pension Benefits section upon retirement and would receive distributions in accordance with their elections from the various deferred compensation plans of the company described in the Nonqualified Deferred Compensation and Employees’ Profit Sharing and Savings Plan sections. See those sections for a description of the benefits and the accumulated values for each named executive officer as of December 31, 2010.

For purposes of the tables below where performance share units are paid, we assumed that performance share units would be paid at maximum performance, and the price of Lubrizol common shares on the date of future payment is equal to the closing price on December 31, 2010, of $106.88.

Voluntary or Involuntary Termination With or Without Cause

There are no special payments or benefits under any of the plans described in this Form 10-K/A that would be triggered upon a voluntary or involuntary termination with or without cause prior to age 55. Therefore, the tables below do not include amounts payable for these kinds of terminations. If a named executive officer were terminated voluntarily or involuntarily with or without cause after reaching the age of 55, he would receive the payments and benefits described below in “Retirement On and After Age 55.”

Retirement On and After Age 55

Benefits under the Pension Plan.  The Pension Plan provides for early retirement subsidized reduction factors for all participants who retire on or after age 55 but prior to age 65. The earliest retirement age at which a participant may receive an unreduced pension benefit is age 62. Messrs. Hambrick, Cooley, Kirk and Bauer were eligible for the subsidy as of December 31, 2010.

Additional Benefits Upon Retirement on or After Age 55.  Named executive officers retiring on or after reaching the age of 55 would receive the following payments and benefits: a pro rata amount (based on the number of full months that elapsed from the beginning of the performance period to his retirement) in settlement of any performance share unit awards granted under the long-term equity incentive program, assuming achievement of at least threshold performance and approval by the organization and compensation committee, payable at the end of the three-year performance period (subject to forfeiture for awards granted in 2009 and later); and limited use of financial planning during the year after retirement.

In addition to these benefits, if a named executive officer were to retire on or after reaching the age of 65, all unvested options automatically would vest and would be exercisable for the duration of the option term. None of the named executive officers have reached age 65, and Messrs. Hambrick, Cooley, Kirk and Bauer are the named executive officers who had reached the age of 55 by December 31, 2010.

Payment Type	James L. Hambrick	Charles P. Cooley	Stephen F. Kirk	Joseph W. Bauer
Performance Share Units	$12,452,233	$2,985,514	$2,845,858	$1,740,006
Early Retirement Pension Plan Subsidy	3,158,559	394,895	268,236	401,234

Total	$15,610,792	$3,380,409	$3,114,094	$2,141,240

This table omits information for Mr. Sheets as he was not eligible to receive retirement benefits as of December 31, 2010.

24	THE LUBRIZOL CORPORATION

Death

In the event of death of a named executive officer, his estate would receive the following payments and benefits: all outstanding stock options would become vested fully and would be exercisable for one year; a pro rata amount (based on the number of full months that elapsed from the beginning of the performance period to his death) in settlement of any performance share unit awards granted under the long-term equity incentive program, assuming achievement of at least threshold performance and approval by the organization and compensation committee, payable at the end of the three-year performance period; and limited use of financial planning during the year after the named executive officer’s death. For each of Messrs. Hambrick, Cooley and Kirk, benefits also would be paid to his beneficiary under the Executive Death Benefit Plan based on a percentage of his specified base salary as of June 23, 2009. If employed by Lubrizol at the time of death, benefits would be paid as follows: 250% if he dies prior to age 70; 150% if he dies between the ages of 70 and 75; and 100% if he dies after reaching age 75. If the named executive officer retires between 55 and 65, benefits would be paid as follows: 250% if he dies during the first five years after retirement; 150% if he dies during years 6 through 10 after retirement; and 100% if he dies 11 years or more after retirement.

Payment Type	James L. Hambrick	Charles P. Cooley	Stephen F. Kirk	Joseph W. Bauer	Daniel L. Sheets
Stock Options	$10,792,393	$2,588,116	$2,418,620	$1,504,458	$630,874
Performance Share Units	12,452,233	2,985,514	2,845,858	1,740,006	1,103,714
Executive Life Insurance Benefit	2,377,500	1,157,500	1,102,500	–	–

Total	$25,622,126	$6,731,130	$6,366,978	$3,244,464	$1,734,588

Change in Control Without a Termination

Upon a change in control, as defined below, all outstanding options granted prior to 2010 would vest fully and a pro rata number of the common shares underlying outstanding performance share unit awards granted prior to 2010 would be paid to the named executive officers, if at all, based on the number of full-year performance periods that have elapsed and the level of performance achieved pursuant to the terms of the awards, both determined as of the date of the change in control. Performance share unit awards granted for the 2009-2011 performance period are subject to forfeiture for breach of the awards’ non-compete provisions. Awards granted in 2010 and later are subject to claw-back provisions.

A “change in control” for purposes of the 2005 and 2010 stock incentive plans and the change in control agreements is defined as:

•	when a person or a group buys enough stock to own more than 50% of the total fair market value or total voting power of Lubrizol stock;

•	when a person or a group buys during the preceding 12 months enough stock to own 30% or more of the total voting power of Lubrizol stock;

•

when a majority of members of the board is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the board before the date of the appointment or election; or

•	when a person or a group buys during the preceding 12 months enough Lubrizol assets to own 40% or more of the total fair market value of the assets.

Payment Type	James L. Hambrick	Charles P. Cooley	Stephen F. Kirk	Joseph W. Bauer	Daniel L. Sheets
Stock Options	$9,552,553	$2,289,636	$2,134,490	$1,332,258	$541,904
Performance Share Units	10,573,995	2,535,193	2,416,913	1,477,794	966,908

Total	$20,126,548	$4,824,829	$4,551,403	$2,810,052	$1,508,812

THE LUBRIZOL CORPORATION	25

Termination With Cause Upon a Change in Control

If a named executive officer is terminated “with cause” on or within three years of a change in control, a pro rata number of the common shares underlying outstanding performance share unit awards granted prior to 2010 would be paid, if at all, based on the number of full-year performance periods that have elapsed and the level of performance achieved pursuant to the terms of the awards, both determined as of the date of the change in control.

“With cause” for purposes of the 2005 and 2010 stock incentive plans and the change in control agreements means:

•	an intentional act of fraud, embezzlement or theft in connection with his duties or in the course of his employment;

•	intentional wrongful damage of Lubrizol’s property;

•	intentional wrongful disclosure of Lubrizol’s confidential information; or

•	intentional wrongful engagement in any competitive activity.

In addition, if a named executive officer is age 55 or over at the time of termination, he would receive the early retirement pension plan subsidy.

Payment Type	James L. Hambrick	Charles P. Cooley	Stephen F. Kirk	Joseph W. Bauer	Daniel L. Sheets
Performance Share Units	$10,573,995	$2,535,193	$2,416,913	$1,477,794	$966,908
Early Retirement Pension Plan Subsidy	3,158,559	394,895	268,236	401,234	–

Total	$13,732,554	$2,930,088	$2,685,149	$1,879,028	$966,908

Termination Without Cause or With Good Reason Upon a Change in Control

If upon a change in control, a named executive officer is terminated without cause or if the named executive officer terminates for “good reason,” all outstanding options would vest and a pro rata number of the common shares underlying outstanding performance share unit awards granted prior to 2010 would be paid, if at all, based on the number of full-year performance periods that have elapsed and the level of performance achieved pursuant to the terms of the awards, both determined as of the date of the change in control. Awards under the Annual Incentive Pay Plan would vest based upon accruals recorded as of the date of the change in control. Since these awards vest by their terms on December 31, termination on that date would not trigger any additional payment. The values of the annual incentive awards that vested on December 31, 2010, are reported in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

The term “good reason” for this purpose is defined as:

•	failure to maintain the named executive officer in substantially the same position;

•	a significant adverse change in the nature and scope of the named executive officer’s duties and responsibilities;

•	a good faith determination by the named executive officer that he is unable to carry out his duties and responsibilities;

•	the reorganization of Lubrizol unless the successors continue to honor the named executive officer’s change in control agreement; or

•	the relocation of Lubrizol’s executive offices more than 25 miles away.

In addition to the benefits described above, under the change in control agreements, upon termination without cause or upon termination by the named executive officer for good reason within three years after a change in control, the named executive officer would receive a severance payment equal to the sum of the following: three times his annual base salary based on the highest amount of annual base salary he had ever received as a Lubrizol employee; three times the highest annual incentive payment received in the prior three years; three years’ accrual under the Pension Plan, Excess Defined Benefit Plan and Officers’ Supplemental Retirement Plan; three

26	THE LUBRIZOL CORPORATION

years’ worth of profit-sharing contributions under the Employees’ Profit Sharing and Savings Plan and Excess Defined Contribution Plan; three years of company match at the highest rate under the Employees’ Profit Sharing and Savings Plan; three years of COBRA premiums; three years of executive physicals for the named executive officer and his spouse; three years of business club membership dues; premiums for three years of life insurance coverage; three years of financial planning; and three years of long-term disability premiums. In addition, if the payment under the change in control agreement, plus other payments under any other program or pay practice triggered by a change in control, qualifies as “excess parachute payments” under Section 280G of the Code, Lubrizol would pay the excise tax, which would be grossed up for taxes. The change in control agreement imposes a one-year noncompete obligation if severance is paid under the agreement.

Also, if a named executive officer is age 55 or over at the time of termination, he would receive the early retirement pension plan subsidy.

Payment Type	James L. Hambrick	Charles P. Cooley	Stephen F. Kirk	Joseph W. Bauer	Daniel L. Sheets
Stock Options	$10,792,393	$2,588,116	$2,418,620	$1,504,458	$630,874
Performance Share Units	10,573,995	2,535,193	2,416,913	1,477,794	966,908
Severance	11,276,871	4,615,940	3,755,655	3,175,826	2,990,614
Excise Tax Gross-Up	10,984,005	2,729,030	2,513,976	2,007,786	1,992,642
Early Retirement Pension Plan Subsidy	3,158,559	394,895	268,236	401,234	–

Total	$46,785,823	$12,863,174	$11,373,400	$8,567,098	$6,581,038

DIRECTOR COMPENSATION

Compensation paid to our outside directors in 2010 consisted of the following annual cash retainers: $60,000 for service on the board; $13,500 for each of the chairs of the audit committee and of the organization and compensation committee; and $7,500 for each member of a committee, other than the chairs of the audit and organization and compensation committees. In addition, all outside directors received an annual grant of a whole number of restricted stock units valued at $75,000 on the date of the annual meeting of shareholders. The following table shows the compensation earned during 2010 by each outside director. Dr. Reddy is not listed below because he was not a director in 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Robert E. Abernathy	$75,000	$74,935	$5,000	$154,935
Edward P. Campbell	75,000	74,935	5,000	154,935
Forest J. Farmer, Sr.	75,000	74,935	–	149,935
Michael J. Graff	75,000	74,935	5,000	154,935
Gordon D. Harnett (1)	75,000	74,935	5,000	154,935
Dominic J. Pileggi	81,000	74,935	2,000	157,935
James E. Sweetnam	75,000	74,935	5,000	154,935
Harriett Tee Taggart	75,000	74,935	5,000	154,935
Phillip C. Widman	81,000	74,935	–	155,935

(1)	We have not granted stock options to outside directors since 2004. Mr. Harnett, the only director who has outstanding options, had options to purchase 7,500 shares of Lubrizol stock as of April 27, 2011.

(2)	This column reports the aggregate grant date fair value of 825 restricted stock units granted to each outside director under the 2010 Stock Incentive Plan on April 27, 2010. The fair market value on that date was $90.83 per share. These restricted stock units were outstanding on December 31, 2010, and vest in full on the date of the next annual meeting of shareholders. No dividends are credited on restricted stock units. The assumptions used to determine the valuation of the amounts reported in this column are disclosed in Note 14 to the Lubrizol consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010.

(3)	The amounts reported in this column reflect matching gifts to qualifying educational institutions and other charitable organizations under The Lubrizol Foundation’s Matching Gift Program, which is open to all employees and directors. The aggregate maximum amount of matching gifts that can be made by any individual is $5,000 per year.

Director Share Ownership Guidelines. Our share ownership guidelines require each outside director to own at least 5,200 Lubrizol common shares. Shares owned by the director and/or the director’s spouse and deferred share units credited to the account of a director under the directors’ deferred compensation plans are counted. New

THE LUBRIZOL CORPORATION	27

directors have five years to reach this target. All directors who have been elected for at least five years have met the ownership guidelines.

Deferred Compensation Plan for Directors. Outside directors may participate in the Deferred Compensation Plan for Directors, through which they may elect to defer up to 100% of their annual retainer fee and vested restricted stock units and have these amounts credited to various cash investment accounts and/or a share unit account until distributed in accordance with the plan. Each account is credited with the returns of the investment options selected by the plan participants, which include the investment options that are available in our qualified Employees’ Profit Sharing and Savings Plan. The number of share units credited to the share unit account is based on the closing price of Lubrizol common shares on the day credited and includes additional share units credited for quarterly dividends paid on Lubrizol stock. Prior to the year of deferral, directors may elect payment of their accounts at a specified date, or between six and 12 months after separation from service. They may elect to receive payment in the form of a single lump sum payment, periodic payments over a period of up to 20 years or a lump sum followed by periodic payments over a period of up to 20 years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND LARGE BENEFICIAL OWNERS

The following table lists the number of Lubrizol common shares beneficially owned as of the close of business on April 27, 2011, by our directors, each of the named executive officers and directors and executive officers as a group. In general, common shares that are “beneficially owned” includes common shares that the owner has the power to vote or transfer, and options that are exercisable currently or that become exercisable within 60 days. Except as otherwise noted, each person has sole voting and investment power for all the shares shown opposite his or her name. With the exception of Mr. Hambrick, who owns 1.65% of the outstanding common shares of Lubrizol, no other person listed in the table owns more than 1% of the outstanding common shares. All directors and executive officers as a group own approximately 2.46% of the outstanding common shares of Lubrizol.

	Amount and Nature of Beneficial Ownership
Directors	Common Shares (1)	Exercisable Options	Total
Robert E. Abernathy	6,981	–	6,981
Edward P. Campbell	2,462	–	2,462
Forest J. Farmer, Sr.	12,751	–	12,751
Michael J. Graff	2,297	–	2,297
Gordon D. Harnett	26,433	7,500	33,933
Dominic J. Pileggi	8,674	–	8,674
N. Mohan Reddy (2)	–	–	–
James E. Sweetnam	4,284	–	4,284
Harriett Tee Taggart	4,284	–	4,284
Phillip C. Widman	5,759	–	5,759
Named Executive Officers
James L. Hambrick	360,179	721,500	1,081,679
Charles P. Cooley	24,652	17,475	42,127
Stephen F. Kirk	81,170	22,500	103,670
Joseph W. Bauer	32,552	38,750	71,302
Daniel L. Sheets	14,524	4,975	19,499
All Directors and Executive Officers as a Group (27 persons)	730,365	884,825	1,615,190

(1)	This column includes the following number of shares for which the beneficial owner has shared voting and investment power: Mr. Harnett, 10,973; Dr. Taggart, 4,284; Mr. Widman, 5,759; Mr. Hambrick, 114; Mr. Kirk, 12,944; Mr. Bauer, 1,600; Mr. Sheets, 4,102; and all other executive officers in the group, 7,864. This column also includes the following number of share units, which will be settled in common shares, credited to the account of the beneficial owner under the various deferred compensation plans described in this Form 10-K/A: Mr. Abernathy, 5,981; Mr. Campbell, 783; Mr. Farmer, 9,428; Mr. Graff, 1,847; Mr. Harnett, 15,260; Mr. Pileggi, 7,674; Mr. Hambrick, 263,319; Mr. Cooley, 17,083; Mr. Kirk, 36,370; Mr. Bauer, 17,840; Mr. Sheets, 80; and all other executive officers in the group, 80,506.

(2)	Dr. Reddy was appointed as a director in February 2011 and did not own any Lubrizol common shares prior to his appointment.

28	THE LUBRIZOL CORPORATION

The following table lists each person we know to be an owner of more than 5% of Lubrizol common shares as of March 11, 2011.

Name and Address of Large Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class
BlackRock, Inc., 40 East 52nd Street, New York, NY 10022 (1)	5,880,965	9.16%

(1)	BlackRock, Inc. reported its ownership on a Schedule 13G filed with the SEC on February 7, 2011, and indicated that it has sole voting and dispositive power with respect to all of these shares.

On March 13, 2011, we entered into an Agreement and Plan of Merger with Berkshire Hathaway Inc. and Ohio Merger Sub, Inc., a wholly owned subsidiary of Berkshire Hathaway Inc., providing for the merger of Ohio Merger Sub, Inc. with and into Lubrizol, with Lubrizol surviving the merger as a wholly owned subsidiary of Berkshire Hathaway Inc. At the effective time of the merger, each outstanding share of Lubrizol common stock will be converted into the right to receive $135.00 in cash, without interest, payable to the shareholder of such share. The transaction is subject to the approval of Lubrizol shareholders and the satisfaction of customary closing conditions, including the expiration of waiting periods and the receipt of approvals under the Hart-Scott-Rodino Antitrust Improvements Act and applicable non-U.S. merger control regulations. We currently expect to complete the merger in the third quarter of 2011.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our common shares that may be issued under the company’s equity compensation plans as of December 31, 2010:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))
Equity compensation plans approved by security holders (1)	2,496,960	$40.16	2,985,075	(3)
Equity compensation plans not approved by security holders (2)	499,846	N/A	N/A

Total	2,996,806		2,985,075

(1)	The number of securities reported in column (a) includes 982,894 shares that may be issued pursuant to performance share unit awards, assuming maximum performance is achieved, under the long-term equity incentive program and 7,425 restricted stock units. The actual number of shares that will be issued pursuant to performance share unit awards will be less if maximum performance is not achieved. The weighted-average exercise price in column (b) does not take these awards into account since there is no exercise price associated with them. For more information on performance share unit awards, see Discussion of Summary Compensation and Plan-Based Awards Tables in Item 11 above.

(2)	This row reports information on the various deferred compensation plans maintained by the company. The number of securities reported in column (a) includes 216,482 deferred share units that could be transferred to cash investment accounts at the discretion of the participant and paid in cash. Under the Deferred Stock Compensation Plan for Outside Directors, directors received 500 share units annually until the plan was frozen on January 1, 2004, and these share units are credited with additional share units for quarterly dividends paid on Lubrizol common shares. The share units are paid in Lubrizol common shares after the participant ceases to serve as a director. For a description of the other deferred compensation plans, refer to the discussion of the Deferred Compensation Plan for Directors that follows the Director Compensation Table above; the discussion of the Executive Council Deferred Compensation Plan and the Senior Management Deferred Compensation Plan that follows the Nonqualified Deferred Compensation table above; and Note 13 to the Lubrizol consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010.

(3)	The number of securities remaining available is with respect to the 2010 Stock Incentive Plan. There are no voting or dividend rights associated with these securities until they are issued. This plan terminates with respect to new grants by its own terms on April 1, 2015.

THE LUBRIZOL CORPORATION	29

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

DIRECTOR INDEPENDENCE

In accordance with the rules of the New York Stock Exchange (NYSE), the board considered the independence of each director and director nominee against the independence criteria identified in the NYSE listing standards. In addition to these standards, the board adopted a set of categorical standards to determine director independence, which can be found in the Board of Directors Governance Guidelines on our website at http://governance.lubrizol.com. Considering all of these standards, the board determined that each of the following outside directors is independent and has no material relationship with us, except as a director or shareholder: Robert E. Abernathy, Edward P. Campbell, Forest J. Farmer, Sr., Michael J. Graff, Gordon D. Harnett, Dominic J. Pileggi, N. Mohan Reddy, James E. Sweetnam, Harriett Tee Taggart and Phillip C. Widman. Mr. Hambrick, by reason of his status as an employee, is not independent.

In making its determinations about the independence of outside directors, the board considered relationships in which Messrs. Abernathy, Campbell, Graff, Pileggi, Sweetnam and Widman are or were officers of companies from whom we purchase or to whom we sell products or services in the normal course. The company engaged in the following commercial transactions with these companies during 2010: (1) sales to Kimberly-Clark (Mr. Abernathy’s employer) of approximately $1,313,000; (2) purchases from Nordson Corporation (Mr. Campbell’s former employer) of less than $1,000; (3) purchases from Air Liquide (Mr. Graff’s employer) of approximately $4,670,000; (4) purchases from Thomas & Betts (Mr. Pileggi’s employer) of approximately $8,000; (5) purchases from Dana Corporation (Mr. Sweetnam’s former employer) of approximately $318,000; and (6) sales to Terex Corporation (Mr. Widman’s employer) of approximately $11,000. In all cases, the amounts of the purchases and sales were far less than the applicable standards for materiality and, therefore, did not impair the independent status of these directors.

RELATED PERSON TRANSACTIONS

The nominating and governance committee is responsible for reviewing and approving transactions between the company and any related persons, including our officers and directors, or members of their immediate families. The committee has not adopted a written policy to pre-approve transactions. Instead, in accordance with its charter, the committee reviews any potential transactions or series of transactions, in which the company is a participant, the amount involved exceeds $120,000 and a related person has or may have a material interest.

At the end of each calendar year, all directors and officers respond to a questionnaire requiring them to identify all Lubrizol-related transactions or arrangements occurring or entered into during the year that involved the director or officer, his or her spouse, or other relative or entity with which he or she or any relative is or was associated. All of these responses are reviewed by the corporate secretary, who directs any issues to the CEO and the general counsel for review. The review conducted for the period ending December 31, 2010, concluded that no material relationships exist and there were no related person transactions by or involving directors or executive officers of Lubrizol in 2010 that are reportable under the applicable SEC rule. Also, there were no related person transactions in 2010 between the company and any shareholder who, as of December 31, 2010, held 5% or more of the company’s shares.

Separately, our Ethical and Legal Conduct Guidelines, applicable to all of our employees and directors, address potential conflicts of interest in detail and the need to diligently avoid them, or even the appearance of them, in our business activities. No employee or director is permitted to make or influence a business decision in favor of a relative or business entity associated with the employee or director. Compliance with this standard is monitored and enforced every year by the chief ethics officer, who works closely with the corporate controller and the director of internal audit in reviewing potential issues.

30	THE LUBRIZOL CORPORATION

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTANT FEES

Listed in the table below are the fees of Deloitte & Touche LLP for professional audit services for the integrated audit of our annual financial statements for the years ended December 31, 2010 and 2009, the effectiveness of internal control over financial reporting as of December 31, 2010 and 2009, and other services during those periods:

	2010	2009
Audit Fees (1)	$3,107,928	$3,177,968
Audit-Related Fees (2)	89,152	44,419
Tax Fees (3)	186,999	225,303
All Other Fees	–	–

Total	$3,384,079	$3,447,690

(1)	Fees for audit services billed for 2010 and 2009 consisted of the audit of the annual financial statements; audit of internal control over financial reporting (as required by Section 404 of the Sarbanes-Oxley Act of 2002); reviews of the quarterly financial statements; and statutory and regulatory audits.

(2)	Fees for audit-related services billed in 2010 and 2009 consisted of agreed-upon procedure engagements and financial accounting and reporting consultations.

(3)	Fees for tax services billed in 2010 and 2009 consisted of the following compliance and tax planning advice: assistance with tax return compliance in certain foreign jurisdictions; assistance with federal, state and local income tax compliance; assistance with foreign tax audits; and tax consulting, primarily in certain foreign jurisdictions.

Considering the nature of all of the services provided by Deloitte & Touche LLP, the audit committee determined that these services are compatible with the provision of independent audit services. The audit committee discussed these services with Deloitte & Touche LLP and management to determine that the services are permitted under the applicable rules and regulations concerning auditor independence.

All audit and non-audit services performed by Deloitte & Touche LLP must be pre-approved by the audit committee. The committee adopted a pre-approval policy, which provides that between committee meetings, the chair of the audit committee, after considering the effect of these services on the auditor’s independence, may pre-approve audit and non-audit services up to $25,000 for each engagement, not to exceed $75,000 in the aggregate. All services approved by the chair are reported to the audit committee at its next meeting. All services provided by Deloitte & Touche LLP during 2010 and 2009 were pre-approved by the audit committee or pursuant to the pre-approval policy.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

Exhibit Number	Description
31.3	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

THE LUBRIZOL CORPORATION	31

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on April 28, 2011, on its behalf by the undersigned, thereunto duly authorized.

THE LUBRIZOL CORPORATION

BY	/s/ James L. Hambrick
James L. Hambrick, Chairman of the Board,
President and Chief Executive Officer

32	THE LUBRIZOL CORPORATION

EXHIBIT INDEX

Exhibit Number	Description
31.3	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

THE LUBRIZOL CORPORATION	33