Form 10-Q
period 2011-03-31
LUBRIZOL Corp
filed 2011-05-06
CIK 60751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2011

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

Yes ☐ No ☑

Number of the registrant’s common shares, without par value, outstanding as of April 29, 2011: 64,292,250.

THE LUBRIZOL CORPORATION

Quarterly Report on Form 10-Q

Three Months Ended March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE LUBRIZOL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(In Millions of Dollars Except Per Share Data)	2011	2010
Revenues	$1,518.9	$1,315.5
Cost of sales	1,036.7	864.8

Gross profit	482.2	450.7

Selling and administrative expenses	132.7	122.9
Research, testing and development expenses	53.8	52.8
Amortization of intangible assets	6.8	6.3
Berkshire Hathaway merger-related costs (Note 1)	9.9	-
Restructuring (credits) charges	(0.6)	0.9
Other expense (income) - net	0.9	(8.1)
Interest income	(1.6)	(1.3)
Interest expense	25.2	24.8

Income before income taxes	255.1	252.4
Provision for income taxes	81.2	85.4

Net income	173.9	167.0
Net income attributable to noncontrolling interests	4.4	4.7

Net income attributable to The Lubrizol Corporation	$169.5	$162.3

Net income per share attributable to The Lubrizol Corporation, basic	$2.63	$2.37

Net income per share attributable to The Lubrizol Corporation, diluted	$2.57	$2.32

Dividends paid per share	$0.36	$0.31

Amounts shown are unaudited.

The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Millions of Dollars Except Share Data)	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$755.2	$896.2
Receivables	873.8	723.5
Inventories	835.5	821.8
Deferred income taxes	84.1	81.5
Other current assets	34.5	27.1

Total current assets	2,583.1	2,550.1

Property and equipment - at cost	3,068.6	2,981.6
Less accumulated depreciation	1,846.3	1,798.1

Property and equipment - net	1,222.3	1,183.5

Goodwill	849.5	765.6
Intangible assets - net	395.8	299.4
Other assets	166.7	168.4

TOTAL	$5,217.4	$4,967.0

LIABILITIES AND TOTAL EQUITY
Current portion of long-term debt	$0.4	$0.4
Accounts payable	434.5	369.2
Accrued expenses and other current liabilities	291.0	351.3

Total current liabilities	725.9	720.9

Long-term debt	1,350.1	1,351.6
Pension obligations	277.4	298.8
Other postretirement benefit obligations	94.1	93.3
Noncurrent liabilities	164.1	151.6
Deferred income taxes	78.3	70.1

Total liabilities	2,689.9	2,686.3

Contingencies and commitments

Redeemable stock-based awards	9.4	9.6

Preferred stock without par value - unissued	-	-
Common shares without par value:
Authorized - 120,000,000 shares
Outstanding - 64,261,278 shares at March 31, 2011, after deducting 21,934,616 treasury shares; 64,034,811 shares at December 31, 2010, after deducting 22,161,083 treasury shares	827.5	813.6
Retained earnings	1,678.0	1,517.4
Accumulated other comprehensive loss	(69.5)	(137.5)

Total of The Lubrizol Corporation shareholders’ equity	2,436.0	2,193.5

Noncontrolling interests	82.1	77.6

Total equity	2,518.1	2,271.1

TOTAL	$5,217.4	$4,967.0

Amounts shown are unaudited.

The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In Millions of Dollars)	2011	2010
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income	$173.9	$167.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	41.8	42.7
Deferred income taxes	2.7	7.8
Stock-based compensation	4.1	3.9
Restructuring credits	(0.6)	-
Gain from sale of assets	(0.1)	(0.8)
Change in current assets and liabilities, net of acquisitions:
Receivables	(137.6)	(158.9)
Inventories	(1.3)	(7.3)
Accounts payable, accrued expenses and other current liabilities	18.8	43.4
Other current assets	(8.6)	(7.7)

	(128.7)	(130.5)
Other items - net	(10.9)	8.9

Total operating activities	82.2	99.0

INVESTING ACTIVITIES
Capital expenditures	(59.0)	(30.4)
Acquisitions	(164.2)	(2.5)
Other items - net	4.8	3.5

Total investing activities	(218.4)	(29.4)

FINANCING ACTIVITIES
Dividends paid	(23.1)	(21.2)
Common shares purchased	-	(60.2)
Repayments of long-term debt	-	(45.8)
Other items - net	3.4	22.4

Total financing activities	(19.7)	(104.8)

Effect of exchange rate changes on cash	14.9	(13.7)

Net decrease in cash and cash equivalents	(141.0)	(48.9)

Cash and cash equivalents at the beginning of period	896.2	991.0

Cash and cash equivalents at the end of period	$755.2	$942.1

Amounts shown are unaudited.

The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2011 and 2010

(Unaudited)

Note 1 – NATURE OF OPERATIONS

The Lubrizol Corporation (the company) is an innovative specialty chemical company that produces and supplies technologies that improve the quality, value and performance, and minimize the environmental impact of its customers’ products in the global transportation, industrial and consumer markets. These technologies include lubricant additives for engine oils, other transportation-related fluids and industrial lubricants, as well as additives for gasoline and diesel fuel. In addition, the company makes engineered polymers, including plastics technology; ingredients and additives for personal care products and pharmaceuticals; and performance coatings in the form of specialty resins and additives.

On March 13, 2011, Berkshire Hathaway Inc. and the company entered into an Agreement and Plan of Merger (Merger Agreement) whereby Berkshire Hathaway will acquire all of the outstanding shares of The Lubrizol Corporation for $135 per share in cash. After the close of the transaction, the company will operate as a subsidiary of Berkshire Hathaway. The transaction is subject to the approval of Lubrizol’s shareholders and the satisfaction of customary closing conditions, including the expiration of waiting periods and the receipt of approvals under the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act) and applicable non-U.S. merger control regulations. On April 8, 2011, the company was granted an early termination of the waiting period under the HSR Act without the imposition of any conditions or restrictions on the consummation of the merger. The transaction is expected to be completed during the third quarter of 2011.

The company recorded $9.9 million of merger-related costs, primarily related to investment banking and other fees incurred as part of the company’s agreement to be acquired by Berkshire Hathaway Inc. during the three months ended March 31, 2011. Contingent upon the successful completion of the merger, additional investment banking fees of $45.0 million will become payable by the company.

Note 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting - The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The consolidated balance sheet at December 31, 2010, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for a complete set of financial statements.

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

	Three Months Ended March 31,
	2011	2010
Numerator (in millions):
Net income attributable to The Lubrizol Corporation	$169.5	$162.3

Denominator (in millions of shares):
Weighted-average common shares outstanding	64.4	68.6
Dilutive effect of stock options and awards	1.6	1.2

Denominator for net income per share, diluted	66.0	69.8

Net income per share attributable to The Lubrizol Corporation, basic	$2.63	$2.37

Net income per share attributable to The Lubrizol Corporation, diluted	$2.57	$2.32

Options to purchase 0.1 million shares were excluded from the diluted earnings per share calculations because they were antidilutive for both the three months ended March 31, 2011 and 2010.

New Accounting Standards

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements, a Consensus of the FASB Emerging Issues Task Force.” ASU 2009-13 allows companies to allocate consideration in multiple deliverable arrangements based on the company’s best estimate of selling price when vendor specific objective evidence or vendor objective evidence of the fair value of deliverables is not available. In addition, the residual method of allocating consideration to delivered items is no longer permitted. This update is effective for fiscal years beginning on or after June 15, 2010, with early application permitted. The company’s adoption of this update on January 1, 2011, did not have an effect on its consolidated financial statements.

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

The Lubrizol Advanced Materials segment consists of three product lines: (i) engineered polymers, (ii) Noveon® consumer specialties and (iii) performance coatings. The engineered polymers product line includes products such as Estane® thermoplastic polyurethane and TempRite® engineered polymers. Engineered polymers products are sold to a diverse customer base comprised of major manufacturers in the construction, automotive, telecommunications, electronics and recreation industries. The Noveon consumer specialties product line includes acrylic thickeners, film formers, fixatives, emollients, silicones, specialty surfactants, conditioning polymers, methyl glucoside, lanolin derivatives and cassia hydrocolloids. The company markets products in the Noveon consumer specialties product line to major manufacturers of cosmetics, personal care and household products. The performance coatings product line includes high-performance polymers and additives for specialty paper, graphic arts, paints, textiles and coatings applications.

The company primarily evaluates performance and allocates resources based on segment operating income as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the product lines included within each segment. Segment operating income reconciles to consolidated income before income taxes by deducting corporate expenses and other (expense) income that are not attributed to the segments, Berkshire Hathaway merger-related costs, restructuring (credits) charges and net interest expense. The following table presents a summary of the results of the company’s reportable segments:

	Three Months Ended March 31,
(In Millions of Dollars)	2011	2010
Revenues from external customers:
Lubrizol Additives	$1,083.4	$948.0
Lubrizol Advanced Materials	435.5	367.5

Total revenues	$1,518.9	$1,315.5

Segment operating income:
Lubrizol Additives	$259.9	$246.4
Lubrizol Advanced Materials	71.1	60.6

Segment operating income	331.0	307.0

Corporate expenses	(38.2)	(35.5)
Corporate other (expense) income - net	(4.8)	5.3
Berkshire Hathaway merger-related costs	(9.9)	-
Restructuring credits (charges)	0.6	(0.9)
Interest expense - net	(23.6)	(23.5)

Income before income taxes	$255.1	$252.4

The company’s total assets by segment were as follows:

(In Millions of Dollars)	March 31, 2011	December 31, 2010
Segment assets:
Lubrizol Additives	$2,160.1	$1,998.7
Lubrizol Advanced Materials	2,051.8	1,802.7

Total segment assets	4,211.9	3,801.4

Corporate assets	1,005.5	1,165.6

Total consolidated assets	$5,217.4	$4,967.0

Note 4 – ACQUISITIONS

On January 21, 2011, the company acquired the assets of the Performance Products Group of Nalco Company for $164.2 million in cash. The Performance Products Group is a supplier of value-added specialty polymers and formulation additives marketed to the global personal care and household care industries, with annual revenues in 2010 of approximately $45.0 million. This acquisition will expand the strategic portfolio of the Noveon consumer specialties personal and home care business. The agreement includes all Nalco personal care dedicated technology, know-how, trade names and customer lists, as well as royalty-free access to the use of technology and intellectual property currently shared with other Nalco businesses. The purchase price allocation for this acquisition included amortizable intangible assets of $74.2 million, non-amortized trademarks of $22.9 million and goodwill of $67.1 million. The pro forma impacts of this acquisition were immaterial to the company’s consolidated financial statements.

Note 5 – INVENTORIES

The company’s inventories were comprised of the following:

(In Millions of Dollars)	March 31, 2011	December 31, 2010
Finished products	$488.7	$462.4
Products in process	145.6	168.5
Raw materials	160.3	151.6
Supplies	40.9	39.3

Total inventory	$835.5	$821.8

Note 6 – GOODWILL AND INTANGIBLE ASSETS

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

(In Millions of Dollars)	Lubrizol Advanced Materials	Lubrizol Additives	Total
Balance, December 31, 2010:
Goodwill	$945.2	$183.4	$1,128.6
Accumulated impairment losses	(363.0)	-	(363.0)

	582.2	183.4	765.6

Goodwill acquired	67.1	-	67.1
Translation adjustments	15.4	1.4	16.8

Balance, March 31, 2011:
Goodwill	1,027.7	184.8	1,212.5
Accumulated impairment losses	(363.0)	-	(363.0)

	$664.7	$184.8	$849.5

The company’s indefinite-lived intangible assets include certain trademarks that are tested for impairment each year as of October 1 or more frequently if impairment indicators arise. The following table shows the components of identifiable intangible assets:

		March 31, 2011		December 31, 2010
(In Millions of Dollars)	Weighted - Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	18 years	$252.8	$72.5	$189.5	$68.1
Technology	15 years	148.6	60.9	133.8	58.2
Trademarks	16 years	30.7	12.4	29.7	11.6
Patents	11 years	11.1	7.3	10.8	6.9
Other	8 years	1.2	0.6	1.2	0.5

Total amortized intangible assets		444.4	153.7	365.0	145.3
Non-amortized trademarks		105.1	-	79.7	-

Total		$549.5	$153.7	$444.7	$145.3

Note 7 – DEBT

The company’s debt was comprised of the following:

(In Millions of Dollars)	March 31, 2011	December 31, 2010
5.5% notes, due 2014, net of original issue discount of $1.2 and $1.3 at March 31, 2011 and December 31, 2010, respectively, and fair value adjustments for unrealized gains on derivative instruments of $7.6 and $9.3 at March 31, 2011 and December 31, 2010, respectively	$456.4	$458.0
8.875% notes, due 2019, net of original issue discount of $3.2 and $3.3 at March 31, 2011 and December 31, 2010, respectively	496.8	496.7
7.25% debentures, due 2025	100.0	100.0
6.5% debentures, due 2034, net of original issue discount of $4.5 at both March 31, 2011 and December 31, 2010	295.5	295.5
Other	1.8	1.8

	1,350.5	1,352.0
Less: Current portion of long-term debt	0.4	0.4

Total long-term debt	$1,350.1	$1,351.6

The U.S. and euro bank credit agreements contain customary affirmative covenants including, among others, compliance with laws, payment of taxes, maintenance of insurance, conduct of business, keeping of books and records, maintenance of properties and ensuring the credit facilities receive the same rights and privileges as any future senior unsecured debt. The agreements also contain customary negative covenants including, among others, restrictions on: liens and encumbrances, sale of assets and affiliate transactions. Additionally, the company is required to comply with financial ratios of debt to consolidated earnings before interest, income taxes, depreciation and amortization, extraordinary, unusual or non-recurring non-cash gains or losses, including the sale of property and equipment and goodwill impairments, and non-cash gains or losses from less than wholly owned subsidiaries and investments (Consolidated EBITDA), as defined in the credit agreements, and Consolidated EBITDA to interest expense. At March 31, 2011, the credit agreements required that the ratio of debt to Consolidated EBITDA be less than 3.5:1 and the ratio of Consolidated EBITDA to interest expense be greater than 3.5:1. At March 31, 2011, the company maintained a ratio of debt to Consolidated EBITDA of 1.1:1 and a ratio of Consolidated EBITDA to interest expense of 12.5:1.

The bank credit agreements also contain customary events of default including, among others, failure to make payment when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, the occurrence of one or more unstayed judgments in excess of $25.0 million (under the euro bank credit agreement) or $50.0 million (under the U.S. bank credit agreement) that is not covered by an acceptable policy of insurance, a party obtaining a beneficial ownership in excess of 20% of the company’s voting stock, or the incurrence of $25.0 million of liabilities related to violations of employee benefit plan regulations or the withdrawal or termination of a multiemployer benefit plan. At March 31, 2011, the company had no borrowings outstanding under its bank credit agreements, was in compliance with all of its covenants and had not committed any acts of default.

The estimated fair value of the company’s debt instruments at March 31, 2011, and December 31, 2010, was $1,593.3 million and $1,549.6 million, respectively. The fair value of the company’s debt instruments was estimated using prevailing market interest rates on long-term debt with similar creditworthiness, terms and maturities.

Note 8 – FAIR VALUE MEASUREMENTS

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

The following table shows the company’s financial assets and liabilities accounted for at fair value on a recurring basis at March 31, 2011:

(In Millions of Dollars)	March 31, 2011	Level 1	Level 2	Level 3
Assets:
Money market mutual funds (1)	$451.6	$451.6	$-	$-
Interest rate swaps (2)	8.2	-	8.2	-
Foreign currency forward contracts (3)	0.1	-	0.1	-

	$459.9	$451.6	$8.3	$-

Liabilities:
Interest rate swaps (2)	$0.6	$-	$0.6	$-
Commodity purchase contracts (4)	1.5	-	1.5	-

	$2.1	$-	$2.1	$-

The following table shows the company’s financial assets and liabilities accounted for at fair value on a recurring basis at December 31, 2010:

(In Millions of Dollars)	December 31, 2010	Level 1	Level 2	Level 3
Assets:
Money market mutual funds (1)	$681.2	$681.2	$-	$-
Interest rate swaps (2)	9.6	-	9.6	-

	$690.8	$681.2	$9.6	$-

Liabilities:
Interest rate swaps (2)	$0.3	$-	$0.3	$-
Commodity purchase contracts (4)	2.2	-	2.2	-

	$2.5	$-	$2.5	$-

(1)	The fair value of money market mutual funds is based on quoted prices reported on various U.S. and international stock exchanges.

(2)	The fair value of interest rate swaps is calculated using models that discount the cash flows at each coupon adjustment date using the then-applicable forward interest rates.

(3)	The fair value of foreign currency forward contracts is based on the difference between the contract prices and market forward rates.

(4)	The fair value of commodity purchase contracts is based on market forward rates and reflects the present value of the amount that the company would pay or receive for contracts involving the same notional amounts and maturity dates.

Note 9 – EQUITY

The following table summarizes the changes in total equity since December 31, 2010:

(In Millions)	Number of Shares Outstanding	Common Shares	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total

Balance, December 31, 2010	64.0	$813.6	$1,517.4	$(137.5)	$77.6	$2,271.1

Comprehensive income:
Net income		-	169.5	-	4.4	173.9
Other comprehensive income		-	-	68.0	0.1	68.1

Total comprehensive income						242.0
Stock-based compensation		3.7	-	-	-	3.7
Adjustment to redeemable stock- based awards		-	(2.6)	-	-	(2.6)
Shares issued upon exercise of stock options and awards	0.4	4.1	-	-	-	4.1
Tax benefit from stock compensation		6.4	-	-	-	6.4
Shares purchased upon exercise of stock options and awards	(0.1)	(0.8)	(6.3)	-	-	(7.1)
Other - net		0.5	-	-	-	0.5

Balance, March 31, 2011	64.3	$827.5	$1,678.0	$(69.5)	$82.1	$2,518.1

Note 10 – COMPREHENSIVE INCOME

Total comprehensive income was comprised of the following:

	Three Months Ended March 31,
(In Millions of Dollars)	2011	2010
Net income	$173.9	$167.0
Foreign currency translation adjustment	65.1	(74.3)
Pension and other postretirement benefit plans	1.8	3.3
Commodity purchase contracts	0.4	(1.4)
Treasury rate lock agreements	0.8	0.8

Total comprehensive income	$242.0	$95.4
Less: Comprehensive income attributable to noncontrolling interests	4.5	5.7

Comprehensive income attributable to
The Lubrizol Corporation	$237.5	$89.7

Note 11 – BENEFIT PLANS

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

The components of net periodic pension cost consisted of the following:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
(In Millions of Dollars)	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total
Service cost	$5.8	$2.4	$8.2	$5.8	$2.2	$8.0
Interest cost on projected benefit obligation	7.7	3.9	11.6	7.1	3.8	10.9
Expected return on plan assets	(7.2)	(3.8)	(11.0)	(6.1)	(3.7)	(9.8)
Amortization of prior service costs	0.5	0.1	0.6	0.6	0.1	0.7
Recognized net actuarial loss	2.6	0.6	3.2	1.4	0.4	1.8

Net periodic pension cost	$9.4	$3.2	$12.6	$8.8	$2.8	$11.6

The components of net periodic non-pension postretirement benefit cost consisted of the following:

	Three Months Ended March 31,
(In Millions of Dollars)	2011	2010
Service cost	$0.4	$0.4
Interest cost on projected benefit obligation	1.3	1.4
Amortization of prior service credits	(1.5)	(1.4)
Amortization of initial net obligation	0.1	0.1
Recognized net actuarial loss	0.2	0.2

Net periodic non-pension postretirement benefit cost	$0.5	$0.7

Note 12 – STOCK-BASED COMPENSATION

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

The fair value of stock options is estimated using the Black-Scholes option pricing model. There were 77,500 and 91,800 stock options granted during the three months ended March 31, 2011 and 2010, respectively. Options have been granted to employees at fair market value on the date of grant. The assumptions used to value the options granted were as follows:

	Three Months Ended March 31,
	2011	2010
Risk-free interest rate	2.4%	3.3%
Dividend yield	1.5%	1.6%
Expected volatility	31.7%	30.3%
Expected life (years)	5.4	6.5
Fair value per option	$30.87	$23.84

The fair value of performance-based share units is based on the closing price of the company’s common shares on the date of grant. The company granted 82,150 and 106,500 performance-based share units during the three months ended March 31, 2011 and 2010, respectively. There are no voting or dividend rights associated with the performance-based share units until the end of the performance period and a distribution of shares, if any, is made.

Nonvested performance-based share units at March 31, 2011, and changes during the three months ended March 31, 2011, were as follows:

	Share Units	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2010	855,134	$ 43.25
Granted	82,150	$ 109.35
Vested	(83,480)	$ 58.45
Forfeited	(12,640)	$ 50.58

Nonvested at March 31, 2011	841,164	$ 48.09

The following table identifies the number of shares expected to be issued based on current expectations of performance and the fair value on the date of grant for the nonvested performance-based share units outstanding at March 31, 2011:

Performance Period	Expected Number of Units to be Issued	Grant Date Fair Value
2009-2011	552,894	$27.77
2010-2012	206,120	$78.18
2011-2013	82,150	$109.35

The company uses previously purchased treasury shares for all shares issued for option exercises and performance-based and restricted share units. The company received $4.1 million and $14.2 million of proceeds from the exercise of stock options during the three months ended March 31, 2011 and 2010, respectively. The company realized $6.4 million and $8.2 million of excess tax benefits related to the exercise of stock options and awards during the three months ended March 31, 2011 and 2010, respectively. The award for the 2008-2010 performance period was distributed during the three months ended March 31, 2011, resulting in the issuance of 177,001 shares and the deferral of 26,179 shares into a deferred compensation plan. The award for the 2007-2009 performance period was distributed during the three months ended March 31, 2010, resulting in the issuance of 213,960 shares and the deferral of 20,576 shares into a deferred compensation plan.

The terms of the performance-based share units granted to international employees state that payment will be in cash at the end of the performance period. In addition, some international employees received stock-based awards in prior years that are similar to stock appreciation rights. As such, liability accounting is used for both of these awards and compensation expense is calculated based on the company’s common share price. Compensation expense recognized in the consolidated statements of income related to these stock-based liability awards was $3.4 million and $1.9 million for the three months ended March 31, 2011 and 2010, respectively.

Total stock-based compensation expense recognized in the consolidated statements of income was $7.5 million and $5.8 million for the three months ended March 31, 2011 and 2010, respectively. The related tax benefit was $2.6 million and $2.0 million for the three months ended March 31, 2011 and 2010, respectively. Based on the grant date fair value of the awards and the company’s common share price at March 31, 2011, there was $29.2 million of total pre-tax unrecognized compensation cost related to all unvested stock-based awards. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Note 13 – RESTRUCTURING (CREDITS) CHARGES

During the three months ended March 31, 2011, the company recorded aggregate restructuring credits of $0.6 million related to the gain from the sale of the cross-linked polyethylene compound (PEX) business within the TempRite business. In the fourth quarter of 2010, the company sold its production facility in Peachtree City, Georgia, along with the related machinery and equipment, technology and know-how used to manufacture the PEX compound, for $15.0 million. The receipt of the full $15.0 million is contingent upon the machinery and equipment functioning as required by the acquirer. Through March 31, 2011, the company received $11.3 million of proceeds, and anticipates recording an additional gain in 2011 of approximately $3.4 million upon the satisfaction of the remaining contingencies.

During the three months ended March 31, 2010, the company recorded aggregate restructuring charges of $0.9 million primarily related to the restructuring of the sales and marketing organization within the TempRite business in the engineered polymers product line and the discontinuation of a tolling arrangement to manufacture products within the performance coatings product line.

Note 14 – CONTINGENCIES AND COMMITMENTS

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

Berkshire Hathaway Merger

Following the announcement of the Merger Agreement described in Note 1, several shareholder derivative and purported class action lawsuits have been filed in the Court of Common Pleas for Lake County, Ohio. The lawsuits generally allege that the directors of the company breached their fiduciary duties to the company’s shareholders by agreeing to enter into the transaction for an allegedly unfair price and as the result of an allegedly unfair process, and that the shareholders have not been provided sufficient information about the proposed merger. The lawsuits also allege that the company and Berkshire Hathaway aided and abetted the directors’ breaches of fiduciary duties. The lawsuits seek, among other things, an injunction against the consummation of the proposed merger and rescission of the Merger Agreement. The company believes that the allegations lack merit and intends to defend itself vigorously.

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

Although the company believes past operations were in substantial compliance with the then-applicable regulations, the company has been designated under a country’s laws and/or regulations as a potentially responsible party (PRP) in connection with several sites. The company participates in the remediation process for current operating facilities and for third-party sites at which the company has been identified as a PRP. This process includes investigation, remedial action selection and implementation, as well as discussions and negotiations with other parties, such as other PRPs, past owners and operators and governmental agencies. The estimates of environmental liabilities are based on the results of this process. Inherent uncertainties exist in these estimates primarily due to unknown conditions, changing governmental regulations and legal standards regarding liability and remediation standards and evolving technologies for managing investigations and remediation. The company revises its estimates as events in this process occur and additional information is obtained.

The company’s environmental reserves, measured on an undiscounted basis, totaled $7.7 million and $7.5 million at March 31, 2011, and December 31, 2010, respectively. Of these amounts, $5.1 million and $4.8 million were included in accrued expenses and other current liabilities at March 31, 2011, and December 31, 2010, respectively. The company believes that its environmental accruals are adequate based on currently available information. However, it is reasonably possible that as a result of new information, newly discovered conditions, changes in remediation standards or technologies, or a change in the law, approximately $0.7 million in additional costs may be incurred beyond the amounts accrued.

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

OVERVIEW

We are an innovative specialty chemical company that supplies technologies and produces additives, ingredients, resins and compounds that improve the quality, value and performance, and minimize the environmental impact of our customers’ products in the global transportation, industrial and consumer markets. Our business is founded on technological leadership; innovation provides opportunities for us in growth markets as well as advantages over our competitors. From a base of approximately 1,600 patents, we use our product development and formulation expertise to sustain our leading market positions and fuel our future growth.

On March 13, 2011, we entered into an Agreement and Plan of Merger (Merger Agreement) with Berkshire Hathaway Inc. whereby Berkshire Hathaway will acquire all of our outstanding shares for $135 per share in cash. After the close of the transaction, we will operate as a subsidiary of Berkshire Hathaway. The transaction is subject to the approval of our shareholders and the satisfaction of customary closing conditions, including the expiration of waiting periods and the receipt of approvals under the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act) and applicable non-U.S. merger control regulations. On April 8, 2011, we were granted an early termination of the waiting period under the HSR Act without the imposition of any conditions or restrictions on the consummation of the merger. The transaction is expected to be completed during the third quarter of 2011.

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

We are diverse geographically, with an extensive global manufacturing, supply chain, technical and commercial infrastructure. We believe that our customers recognize and value our ability to provide customized, high quality, cost-effective performance formulations and solutions worldwide, and that our customers highly value our global supply chain capabilities. At March 31, 2011, through the efforts of approximately 7,000 employees, we operated facilities in 27 countries, including production facilities in 17 countries and laboratories in 14 countries, in key regions around the world.

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

The Lubrizol Advanced Materials segment consists of three product lines: (i) engineered polymers, (ii) Noveon® consumer specialties and (iii) performance coatings. The engineered polymers product line includes products such as Estane® thermoplastic polyurethane and TempRite® engineered polymers used within the construction, automotive, telecommunications, electronics and recreation industries. The Noveon consumer specialties product line includes acrylic thickeners, film formers, fixatives, emollients, silicones, specialty surfactants, conditioning polymers, methyl glucoside, lanolin derivatives and cassia hydrocolloids used within cosmetics, personal care and household products. The performance coatings product line includes high-performance polymers and additives for specialty paper, graphic arts, paints, textiles and coatings applications.

The following factors most affected our performance during the three months ended March 31, 2011:

•	Strengthening global customer demand across all geographic zones and segments led to a 6% increase in volume.

•

Our ability to increase selling prices throughout 2010 allowed us to recover higher raw material and manufacturing costs. However, our gross profit percentage decreased to 31.7% compared with 34.3% in the same quarter last year as the increase in revenues from pricing improvements to recover these higher costs was sufficiently greater than the increase in gross profit dollars.

•	Our reduced number of shares outstanding, as a result of the shares repurchased in 2010, improved our diluted earnings per share by $0.15 per share compared with the same quarter last year.

•	Our agreement to be acquired by Berkshire Hathaway resulted in the incurrence of $9.9 million, or $0.15 per diluted share, of investment banking and other related fees.

•

The non-recurrence of a discrete tax charge of $3.7 million in 2010 from the change in tax treatment of the Medicare Part D subsidy under the new U.S. healthcare legislation, as well as the renewal of the U.S research credit for 2011 reduced our effective tax rate to 31.8% from 33.8% in the same quarter last year.

•

The acquisition of the Performance Products Group of Nalco Company, a supplier of value-added specialty polymers and formulation additives for the global personal care and household care industries, used $164.2 million of cash.

This Management’s Discussion and Analysis contains a presentation of earnings as adjusted, a non-GAAP financial measure. Earnings as adjusted is a measure of income that differs from earnings measured in accordance with generally accepted accounting principles (GAAP). Earnings as adjusted may not be comparable with similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of income in accordance with GAAP, as non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations. We believe that earnings as adjusted for the exclusion of Berkshire Hathaway merger-related costs and restructuring (credits) charges assists the investor in evaluating the results of our core operating activities and provides greater comparability with historical results where such charges may be materially different. We use earnings as adjusted to measure and evaluate performance and to determine, in part, incentive compensation. We believe that the presentation of both GAAP and non-GAAP measures may assist investors in comparing our performance with that of peer companies presenting a similar non-GAAP measure.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared With Three Months Ended March 31, 2010

	Three Months Ended March 31,
(In Millions of Dollars Except Per Share Data)	2011	2010	$ Change	% Change

Revenues	$1,518.9	$1,315.5	$203.4	15%
Cost of sales	1,036.7	864.8	171.9	20%

Gross profit	482.2	450.7	31.5	7%

Selling and administrative expenses	132.7	122.9	9.8	8%
Research, testing and development expenses	53.8	52.8	1.0	2%
Amortization of intangible assets	6.8	6.3	0.5	8%
Berkshire Hathaway merger-related costs	9.9	-	9.9	*
Restructuring (credits) charges	(0.6)	0.9	(1.5)	*
Other expense (income) - net	0.9	(8.1)	9.0	(111%)
Interest expense - net	23.6	23.5	0.1	-

Income before income taxes	255.1	252.4	2.7	1%
Provision for income taxes	81.2	85.4	(4.2)	(5%)

Net income	173.9	167.0	6.9	4%
Net income attributable to noncontrolling interests	4.4	4.7	(0.3)	(6%)

Net income attributable to The Lubrizol Corporation	$169.5	$162.3	$7.2	4%

Basic earnings per share attributable to The Lubrizol Corporation	$2.63	$2.37	$0.26	11%

Diluted earnings per share attributable to The Lubrizol Corporation	$2.57	$2.32	$0.25	11%

* Calculation not meaningful

Revenues The increase in revenues compared with the same quarter last year was due to a 9% improvement in the combination of price and product mix and a 6% increase in volume. The improvement in the combination of price and product mix primarily was due to price increases in 2010, along with improved product mix largely within our driveline and industrial additives product line in the Lubrizol Additives segment.

The following table shows the geographic mix of our volume as well as the percentage changes compared with the same quarter last year:

	2011 Volume	2011 vs. 2010 % Change
North America	38%	3%
Europe	29%	12%
Asia-Pacific / Middle East	26%	3%
Latin America	7%	11%

Total	100%	6%

Segment volume variances by geographic zone, as well as the factors explaining the changes in segment revenues compared with the same quarter last year, are contained within the “Segment Analysis” section.

Cost of Sales The increase in cost of sales compared with the same quarter last year primarily was due to a 15% increase in average raw material cost and a 12% increase in manufacturing costs due to higher volume. Our average raw material cost has increased sequentially for the past seven consecutive quarters primarily due to tight supply conditions for some of our raw materials, and we anticipate that costs will continue to rise during the remainder of 2011. We implemented price increases in both segments throughout 2010 and have continued to implement price increases in 2011 in response to the significant rise in raw material costs. The increase in manufacturing expenses included a $10.5 million increase in production supplies and services, a $4.0 million increase in salaries and wages and a $4.5 million increase in maintenance costs.

Gross Profit Gross profit increased $31.5 million, or 7%, compared with the same quarter last year primarily due to higher volume and improved price and product mix, partially offset by higher raw material and manufacturing costs. However, our gross profit percentage decreased to 31.7% compared with 34.3% in the same quarter last year as the increase in revenues from pricing improvements to recover higher raw material and manufacturing costs was sufficiently greater than the increase in gross profit dollars.

Selling and Administrative Expenses Selling and administrative expenses increased $9.8 million, or 8%, compared with the same quarter last year primarily due to increased salaries and wages of $4.8 million and higher travel expenses of $1.4 million. In addition, we made contributions of $2.5 million to The Lubrizol Foundation in the first quarter of both 2011 and 2010.

Berkshire Hathaway Merger-Related Costs Berkshire Hathaway merger-related costs include investment banking and other fees incurred as part of our agreement to be acquired by Berkshire Hathaway Inc.

Restructuring (Credits) Charges During the first quarter of 2011, we recorded aggregate restructuring credits of $0.6 million related to the gain from the sale of the cross-linked polyethylene compound (PEX) business within our TempRite business. In the fourth quarter of 2010, we sold our production facility in Peachtree City, Georgia, along with the related machinery and equipment, technology and know-how used to manufacture the PEX compound, for $15.0 million. The receipt of the full $15.0 million is contingent upon the machinery and equipment functioning as required by the acquirer. Through March 31, 2011, we received $11.3 million of proceeds, and anticipate recording an additional gain in 2011 of approximately $3.4 million upon the satisfaction of the remaining contingencies.

During the first quarter of 2010, restructuring charges of $0.9 million primarily related to severance and benefit costs in connection with the restructuring of the sales and marketing organization within our TempRite business in the engineered polymers product line and the discontinuation of a tolling arrangement to manufacture products within our performance coatings product line.

Other Expense (Income) – net Other expense-net was $0.9 million compared with other income-net of $8.1 million in the same quarter last year. The change between years primarily was due to the incurrence of foreign currency losses of $4.9 million compared with foreign currency gains of $5.1 million in the same quarter last year.

Provision for Income Taxes Our effective tax rate of 31.8% decreased from 33.8% in the same quarter last year primarily due to the non-recurrence of a discrete tax charge of $3.7 million in 2010 from the change in tax treatment of the Medicare Part D subsidy under the new U.S. healthcare legislation, as well as the renewal of the U.S research credit for 2011.

Net Income Attributable to The Lubrizol Corporation Primarily as a result of the above factors, net income attributable to The Lubrizol Corporation increased to $169.5 million ($2.57 per diluted share) compared with $162.3 million ($2.32 per diluted share) in the same quarter last year. Excluding the effect of Berkshire Hathaway merger-related costs and restructuring (credits) charges, earnings as adjusted increased to $178.6 million ($2.71 per diluted share) compared with $162.9 million ($2.33 per diluted share) in the same quarter last year. The following table provides a reconciliation of earnings to earnings as adjusted:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
(In Millions of Dollars Except Per Share Data)	Income Before Income Taxes	Net Income Attributable to Lubrizol	Diluted EPS	Income Before Income Taxes	Net Income Attributable to Lubrizol	Diluted EPS

Earnings	$255.1	$169.5	$2.57	$252.4	$162.3	$2.32
Adjustments:
Berkshire Hathaway merger-related costs	9.9	9.5	0.15	-	-	-
Restructuring (credits) charges	(0.6)	(0.4)	(0.01)	0.9	0.6	0.01

Earnings as adjusted (Non-GAAP)	$264.4	$178.6	$2.71	$253.3	$162.9	$2.33

SEGMENT ANALYSIS

We primarily evaluate performance and allocate resources based on segment operating income as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the product lines included within each segment. Segment operating income will reconcile to consolidated income before income taxes by deducting corporate expenses and other (expense) income that are not attributed to the segments, Berkshire Hathaway merger-related costs, restructuring (credits) charges and net interest expense.

The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	Three Months Ended March 31,
	2011	2010
Revenues:
Lubrizol Additives	71%	72%
Lubrizol Advanced Materials	29%	28%

Segment Operating Income:
Lubrizol Additives	79%	80%
Lubrizol Advanced Materials	21%	20%

Lubrizol Additives Segment

	Three Months Ended March 31,			%
(In Millions of Dollars)	2011	2010	$ Change	Change
Revenues	$1,083.4	$948.0	$135.4	14%
Gross profit	344.2	325.2	19.0	6%
STAR Expenses	86.1	79.3	6.8	9%
Segment operating income	259.9	246.4	13.5	5%

Three Months Ended March 31, 2011 Compared With Three Months Ended March 31, 2010

Revenues The increase in revenues compared with the same quarter last year was due to a 10% improvement in the combination of price and product mix and a 4% increase in volume. The implementation of recent price increases along with the recovery in our driveline and industrial additives product line, which improved product mix, primarily led to the improvement in the combination of price and product mix.

The following table shows the geographic mix of our volume as well as the percentage changes compared with the same quarter last year:

	2011 Volume	2011 vs. 2010 % Change
North America	31%	1%
Europe	33%	12%
Asia-Pacific / Middle East	28%	(1%)
Latin America	8%	8%

Total	100%	4%

Volume increased compared with the same quarter last year primarily due to stronger demand in Europe and Latin America, partly as a result of increased sales in advance of our announced price increases. The decline in the Asia-Pacific / Middle East market was a result of unfavorable customer order patterns, particularly in the Middle East. Volume increased 17% in our driveline and industrial additives product line compared with the same quarter last year due to stronger demand. Volume was level in our engine additives product line compared with the same quarter last year.

Gross Profit Gross profit increased $19.0 million, or 6%, compared with the same quarter last year primarily due to improved price and product mix and higher volume, partially offset by higher raw material and manufacturing costs. Average raw material cost increased 15% compared with the same quarter last year and 5% sequentially from the fourth quarter of 2010. Our average raw material cost has increased sequentially for the past seven consecutive quarters primarily due to tight supply conditions for some of our raw materials, and we anticipate that costs will continue to rise during the remainder of 2011. In response to the significant rise in raw material costs, we announced a price increase in the first quarter of 2011 that largely was implemented by the end of the quarter. In addition, we announced a second price increase at the end of the first quarter of 2011 that will be implemented during the second and third quarters. Total manufacturing costs increased 14% compared with the same quarter last year primarily due to increased supplies and services, salaries and benefits and maintenance activities as a result of higher volume. The increase in revenues from pricing improvements to recover higher raw material and manufacturing costs was sufficiently greater than the increase in gross profit dollars such that our gross profit percentage decreased to 31.8% from 34.3% in the same quarter last year.

Selling, Testing, Administrative and Research (STAR) Expenses STAR expenses increased $6.8 million, or 9%, compared with the same quarter last year primarily as a result of increased salaries and benefits, higher travel expenses and the impact of certain expenses that previously were classified as manufacturing costs.

Segment Operating Income Segment operating income increased 5% compared with the same quarter last year primarily due to the factors discussed above.

Lubrizol Advanced Materials Segment

	Three Months Ended March 31,			%
(In Millions of Dollars)	2011	2010	$ Change	Change
Revenues	$435.5	$367.5	$68.0	19%
Gross profit	138.0	125.5	12.5	10%
STAR Expenses	62.2	60.9	1.3	2%
Segment operating income	71.1	60.6	10.5	17%

Three Months Ended March 31, 2011 Compared With Three Months Ended March 31, 2010

Revenues The increase in revenues compared with the same quarter last year was due to an 11% increase in volume and an 8% improvement in the combination of price and product mix. The increased sales of our solid Carbopol® products within the Noveon consumer specialties product line, which improved product mix, along with implementation of recent price increases within both the Noveon consumer specialties and performance coatings product lines led to the improvement in the combination of price and product mix.

The following table shows the geographic mix of our volume as well as the percentage changes compared with the same quarter last year:

	2011 Volume	2011 vs. 2010 % Change
North America	59%	6%
Europe	17%	13%
Asia-Pacific / Middle East	20%	22%
Latin America	4%	32%

Total	100%	11%

Volume increased in all geographic zones and businesses in comparison with the same quarter last year due to stronger demand. The increase in our Asia-Pacific / Middle East and Latin America markets primarily was due to strong customer demand in our TempRite business, particularly in India and the Middle East. The increase in our Europe market primarily was due to strong customer demand in our performance coatings product line. Volume increased 21% in our engineered polymers product line, 9% in our performance coatings product line and 1% in our Noveon consumer specialties product line compared with the same quarter last year.

Gross Profit Gross profit increased $12.5 million, or 10%, compared with the same quarter last year primarily due to higher volume and the benefit from acquisitions, partially offset by higher raw material and manufacturing costs. Average raw material cost increased 16% compared with the same quarter last year and 7% sequentially from the fourth quarter of 2010. Our average raw material cost has increased sequentially for the past seven consecutive quarters primarily due to tight supply conditions for some of our raw materials, and we anticipate that costs will continue to rise during the remainder of 2011. In response to the significant rise in raw material costs, all product lines implemented price increases in the first quarter of 2011. Total manufacturing costs increased 10% compared with the same quarter last year primarily due to increased salaries and benefits, maintenance activities and utilities as a result of higher volume. As a result of the higher raw material and manufacturing costs, our gross profit percentage decreased to 31.7% from 34.1% in the same quarter last year.

Selling, Testing, Administrative and Research (STAR) Expenses STAR expenses increased $1.3 million, or 2%, compared with the same quarter last year primarily as a result of increased salaries and benefits.

Segment Operating Income Segment operating income increased 17% compared with the same quarter last year primarily due to the factors discussed above.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows

The following table summarizes the major components of cash flow:

	Three Months Ended March 31,
(In Millions of Dollars)	2011	2010
Cash provided by (used for):
Operating activities	$82.2	$99.0
Investing activities	(218.4)	(29.4)
Financing activities	(19.7)	(104.8)
Effect of exchange rate changes on cash	14.9	(13.7)

Net decrease in cash and cash equivalents	$(141.0)	$(48.9)

Operating Activities

The decrease in cash provided by operating activities compared with the same quarter last year primarily was attributable to the acceleration of funding payments for our U.S. defined benefit pension plans, partially offset by the improvement in our earnings.

We manage receivables and inventories on the basis of average days sales in receivables and average days sales in inventory. Our average days sales in receivables remained relatively unchanged at 46.5 days during the three months ended March 31, 2011, compared with 46.3 days for the year ended December 31, 2010. Our average days sales in inventory increased to 89.5 days during the three months ended March 31, 2011, from 81.6 days for the year ended December 31, 2010, but has remained relatively unchanged from the fourth quarter of 2010.

Investing Activities

Cash used for investing activities increased primarily due to the acquisition of the Performance Products Group of Nalco Company for $164.2 million, along with higher capital expenditures of $28.6 million. Capital expenditures increased primarily due to the construction of a new additives facility in China as well as modernization of our plant infrastructure. In 2011, we estimate that annual capital expenditures will be between $300.0 million and $320.0 million primarily due to the construction of the new additives facility in China, expansion of our Carbopol® production capabilities in the U.S. and resumption of infrastructure spending that was deferred during the recession.

Financing Activities

Cash used for financing activities of $19.7 million primarily consisted of the payment of dividends. Cash used for financing activities of $104.8 million during the same quarter last year primarily consisted of the repurchase of common shares, repayment of the balance outstanding under the euro revolving credit facility and the payment of dividends.

Capitalization, Liquidity and Credit Facilities

At March 31, 2011, our total debt outstanding of $1,350.5 million consisted of 85% fixed-rate debt and 15% variable-rate debt that includes $200.0 million of fixed-rate debt swapped for a variable rate. Our weighted-average interest rate at March 31, 2011, was approximately 7.0%.

Total debt as a percent of capitalization was 35% at March 31, 2011. Our net debt as a percent of capitalization at March 31, 2011, was 19%. Net debt represents total short-term and long-term debt, excluding unrealized gains and losses on derivative instruments designated as fair value hedges of fixed-rate debt, reduced by cash and cash equivalents. Capitalization is calculated as total equity plus net debt.

The $500.0 million revolving credit facility, which expires in July 2015, permits us to borrow at variable rates based upon LIBOR or the lenders’ base rate, as defined in the credit agreement, plus a specified spread. The spread is dependent on our long-term unsecured senior debt rating from Standard and Poor’s and Moody’s Investors Service. We may request an increase of $25.0 million or more to the facility amount once each year, up to an aggregate maximum of $750.0 million, subject to approval by the lenders. We had no borrowings outstanding under this facility at March 31, 2011, or at any other time during the quarter.

The €150.0 million revolving credit facility, which expires in July 2012, allows us to borrow at variable rates based on EURIBOR for euro borrowings or LIBOR for dollar or pound sterling borrowings plus a specified credit spread. We may elect to increase the euro facility amount once each year in increments of €10.0 million, up to an aggregate maximum of €200.0 million, subject to approval by the lenders. We had no borrowings outstanding under this facility at March 31, 2011, or at any other time during the quarter.

Under the U.S. and euro bank credit agreements, we are required to comply with financial ratios of debt to Consolidated EBITDA and Consolidated EBITDA to interest expense. As defined in the credit agreements, Consolidated EBITDA represents consolidated earnings before interest, income taxes, depreciation and amortization, extraordinary, unusual or non-recurring non-cash gains or losses, including the sale of property and equipment and goodwill impairments, and non-cash gains or losses from less than wholly owned subsidiaries and investments. The credit agreements require that the ratio of debt to Consolidated EBITDA be less than 3.5:1 and the ratio of Consolidated EBITDA to interest expense be greater than 3.5:1. At March 31, 2011, we maintained a ratio of debt to Consolidated EBITDA of 1.1:1 and a ratio of Consolidated EBITDA to interest expense of 12.5:1.

As announced on April 26, 2011, our board of directors declared a regular dividend of $0.36 per share payable June 10, 2011, to shareholders of record at the close of business on May 10, 2011. The board will consider at its regularly scheduled June 2011 meeting whether to declare a quarterly dividend, which may depend upon the timing of the expected close of the pending merger with Berkshire Hathaway. We currently expect the merger to close in the third quarter.

We believe that our cash flow from operations, borrowing capacity under the credit facilities and our current cash and cash equivalents provide sufficient liquidity to maintain our current operations and capital expenditure requirements, pay dividends, repurchase shares, pursue acquisitions and service our debt.

Contractual Cash Obligations

There were no material changes in contractual obligations from December 31, 2010 to March 31, 2011.

Our debt level will require us to dedicate a portion of our cash flow to make interest and principal payments, thereby reducing the availability of our cash for acquisitions or other purposes. Nevertheless, we believe our future operating cash flow will be sufficient to cover debt service, capital expenditures, dividends, share repurchases and other obligations, and we have untapped borrowing capacity that can provide us with additional financial resources. We currently have a shelf registration statement filed with the Securities and Exchange Commission (SEC) pursuant to which debt securities, preferred or common shares, and warrants may be issued. In addition, at March 31, 2011, we maintained a balance of cash and cash equivalents of $755.2 million and had $500.0 million available under the U.S. revolving credit facility and €150.0 million (approximately $211.4 million) available under the euro revolving credit facility.

Off-Balance Sheet Arrangements

At March 31, 2011, we had $38.7 million of contingent obligations under standby letters of credit issued in the ordinary course of business to financial institutions, customers and insurance companies to secure short-term support for a variety of commercial transactions, insurance and benefit programs.

NEW ACCOUNTING STANDARDS

Refer to Note 2 to the consolidated financial statements for a discussion of accounting standards we recently adopted.

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

•

The uncertainties related to our proposed merger with Berkshire Hathaway Inc., including the expected timing of completion of the transaction and whether the merger will be approved by our shareholders and by government regulatory authorities.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2011, there were no material changes in our market risk exposure. For a discussion of our market risks associated with interest rates, foreign currencies and commodities, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.  Controls and Procedures

At the end of the period covered by this quarterly report (March 31, 2011), we carried out an evaluation, under the supervision and with the participation of the company’s management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the end of such period, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting identified in the evaluation described in the preceding paragraph that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Following the announcement of the Merger Agreement described in Note 1 to the consolidated financial statements, several shareholder derivative and purported class action lawsuits have been filed in the Court of Common Pleas for Lake County, Ohio. The lawsuits generally allege that the directors of the company breached their fiduciary duties to our shareholders by agreeing to enter into the transaction for an allegedly unfair price and as the result of an allegedly unfair process, and that the shareholders have not been provided sufficient information about the proposed merger. The lawsuits also allege that Lubrizol and Berkshire Hathaway aided and abetted the directors’ breaches of fiduciary duties. The lawsuits seek, among other things, an injunction against the consummation of the proposed merger and rescission of the Merger Agreement. We believe that the allegations lack merit and intend to defend our self vigorously.

Item 1A. Risk Factors

The following risk factor has arisen since the beginning of the fiscal year. For a complete discussion of events that could affect adversely our business, results of operation and financial condition, if they were to occur, see Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Failure to complete the transaction with Berkshire Hathaway Inc. could impact negatively our stock price, future business and financial results.

On March 13, 2011, we entered into an Agreement and Plan of Merger with Berkshire Hathaway Inc. whereby Berkshire Hathaway will acquire all of our outstanding shares for $135 per share in cash. After the close of the transaction, we will operate as a subsidiary of Berkshire Hathaway. The Merger Agreement requires a consummation of the transaction by September 15, 2011, which only may be extended on a day-to-day basis to October 14, 2011, to obtain regulatory approval if, on September 15, 2011, all other closing conditions have been fulfilled or are then capable of being fulfilled; otherwise, the Merger Agreement will be subject to termination.

If the merger is not completed, we will be subject to certain risks including the following:

•	A decline in the price of our common stock, as the current price may reflect a market assumption that we will complete the merger; and

•	Payment of a termination fee to Berkshire Hathaway under certain circumstances if the Merger Agreement is terminated.

Further, the pending merger and related matters may divert management’s attention from day-to-day business matters and require substantial commitments of time and resources, and may also impair our relations with our employees, customers, suppliers and other constituencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On March 31, 2011, we issued 423 common shares, exempt from registration under Regulation S of the Securities Act of 1933, as amended, pursuant to various employee benefit plans sponsored by a wholly owned foreign subsidiary.

(b)	Not applicable.

(c)	During the quarter ended March 31, 2011, we did not purchase any Lubrizol common shares under the 5.0 million share repurchase program authorized by our board of directors on June 29, 2010. At March 31, 2011, there were 3,443,918 Lubrizol common shares that may yet be purchased under the program. Under the terms of the Merger Agreement, we are prohibited from purchasing any shares under this program.

Under the terms of the Merger Agreement, we may not declare, set aside or pay any dividend or distribution with respect to our common shares, other than our ordinary course quarterly dividends to holders of shares in an amount no greater than $0.36 per share, with record and payment dates in accordance with our customary dividend schedule.

Item 6. Exhibits

Refer to the exhibit index following the signature page.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LUBRIZOL CORPORATION

/s/ W. Scott Emerick
W. Scott Emerick
Principal Accounting Officer and Duly Authorized
Signatory of The Lubrizol Corporation

Date: May 6, 2011

Exhibit Index

2.1	Agreement and Plan of Merger by and among Berkshire Hathaway Inc., The Lubrizol Corporation and Ohio Merger Sub, Inc. dated as of March 13, 2011 (incorporated by reference to Exhibit 2.1 to the company’s current report on Form 8-K filed with the SEC on March 15, 2011).

3.1	Second Amended and Restated Articles of Incorporation of The Lubrizol Corporation, effective as of May 6, 2009 (incorporated by reference to Exhibit 3.1 to the company’s quarterly report on Form 10-Q filed with the SEC on May 8, 2009).

3.2	Second Amended and Restated Regulations of The Lubrizol Corporation, effective as of June 23, 2009 (incorporated by reference to Exhibit 3.1 to the company’s current report on Form 8-K filed with the SEC on June 24, 2009).

10.1*	The Lubrizol Corporation Annual Incentive Pay Plan, as amended February 21, 2011.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates management contract or compensatory plan or arrangement.

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.