Form 10-Q
period 2011-06-30
LUBRIZOL Corp
filed 2011-08-05
CIK 60751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2011

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

Yes ☐ No ☑

Number of the registrant’s common shares, without par value, outstanding as of July 29, 2011: 64,459,817.

THE LUBRIZOL CORPORATION

Quarterly Report on Form 10-Q

Three and Six Months Ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE LUBRIZOL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions of Dollars Except Per Share Data)	2011	2010	2011	2010
Revenues	$1,634.8	$1,401.2	$3,153.7	$2,716.7
Cost of sales	1,133.3	927.6	2,170.0	1,792.4

Gross profit	501.5	473.6	983.7	924.3

Selling and administrative expenses	123.6	100.0	256.3	222.9
Research, testing and development expenses	58.7	52.9	112.5	105.7
Amortization of intangible assets	7.1	6.2	13.9	12.5
Berkshire Hathaway merger-related costs (Note 1)	0.8	-	10.7	-
Restructuring and impairment charges (credits)	0.3	0.5	(0.3)	1.4
Other income - net	(5.0)	(11.6)	(4.1)	(19.7)
Interest income	(1.9)	(1.4)	(3.5)	(2.7)
Interest expense	23.9	24.8	49.1	49.6

Income before income taxes	294.0	302.2	549.1	554.6
Provision for income taxes	97.2	95.6	178.4	181.0

Net income	196.8	206.6	370.7	373.6
Net income attributable to noncontrolling interests	5.5	5.2	9.9	9.9

Net income attributable to The Lubrizol Corporation	$191.3	$201.4	$360.8	$363.7

Net income per share attributable to The Lubrizol Corporation, basic	$2.96	$2.95	$5.59	$5.32

Net income per share attributable to The Lubrizol Corporation, diluted	$2.90	$2.88	$5.47	$5.21

Dividends paid per share	$0.36	$0.36	$0.72	$0.67

Amounts shown are unaudited.

The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Millions of Dollars Except Share Data)	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$793.4	$896.2
Receivables	921.9	723.5
Inventories	917.5	821.8
Deferred income taxes	87.8	81.5
Other current assets	36.1	27.1

Total current assets	2,756.7	2,550.1

Property and equipment - at cost	3,136.5	2,981.6
Less accumulated depreciation	1,855.0	1,798.1

Property and equipment - net	1,281.5	1,183.5

Goodwill	854.3	765.6
Intangible assets - net	390.5	299.4
Other assets	166.3	168.4

TOTAL	$5,449.3	$4,967.0

LIABILITIES AND TOTAL EQUITY
Current portion of long-term debt	$0.6	$0.4
Accounts payable	468.4	369.2
Accrued expenses and other current liabilities	310.6	351.3

Total current liabilities	779.6	720.9

Long-term debt	1,356.5	1,351.6
Pension obligations	277.3	298.8
Other postretirement benefit obligations	94.7	93.3
Noncurrent liabilities	157.2	151.6
Deferred income taxes	77.9	70.1

Total liabilities	2,743.2	2,686.3

Contingencies and commitments

Redeemable stock-based awards	10.6	9.6

Preferred stock without par value - unissued	-	-
Common shares without par value:
Authorized - 120,000,000 shares
Outstanding - 64,413,696 shares at June 30, 2011, after deducting 21,782,198 treasury shares; 64,034,811 shares at December 31, 2010, after deducting 22,161,083 treasury shares	841.5	813.6
Retained earnings	1,822.0	1,517.4
Accumulated other comprehensive loss	(44.6)	(137.5)

Total of The Lubrizol Corporation shareholders’ equity	2,618.9	2,193.5

Noncontrolling interests	76.6	77.6

Total equity	2,695.5	2,271.1

TOTAL	$5,449.3	$4,967.0

Amounts shown are unaudited.

The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In Millions of Dollars)	2011	2010
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income	$370.7	$373.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	88.8	84.8
Deferred income taxes	(3.1)	10.3
Stock-based compensation	8.0	9.1
Restructuring and impairment (credits) charges	(0.6)	0.1
Gain from sale of assets	-	(0.9)
Change in current assets and liabilities, net of acquisitions:
Receivables	(179.5)	(187.9)
Inventories	(76.3)	(66.8)
Accounts payable, accrued expenses and other current liabilities	33.1	50.2
Other current assets	(10.3)	(0.4)

	(233.0)	(204.9)
Other items - net	(9.0)	1.1

Total operating activities	221.8	273.2

INVESTING ACTIVITIES
Capital expenditures	(139.2)	(63.2)
Acquisitions	(164.2)	(2.5)
Other items - net	5.0	4.1

Total investing activities	(298.4)	(61.6)

FINANCING ACTIVITIES
Dividends paid	(46.2)	(45.8)
Dividends paid to noncontrolling interests	(11.4)	(8.0)
Common shares purchased	-	(125.5)
Repayments of long-term debt	(0.1)	(45.8)
Other items - net	13.6	26.4

Total financing activities	(44.1)	(198.7)

Effect of exchange rate changes on cash	17.9	(31.7)

Net decrease in cash and cash equivalents	(102.8)	(18.8)

Cash and cash equivalents at the beginning of period	896.2	991.0

Cash and cash equivalents at the end of period	$793.4	$972.2

Amounts shown are unaudited.

The accompanying notes are an integral part of these consolidated financial statements.

THE LUBRIZOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2011 and 2010

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

On March 13, 2011, Berkshire Hathaway Inc. (Berkshire Hathaway) and the company entered into an Agreement and Plan of Merger (Merger Agreement) whereby Berkshire Hathaway will acquire all of the outstanding shares of The Lubrizol Corporation for $135 per share in cash. After the close of the transaction, the company will operate as a subsidiary of Berkshire Hathaway. On April 8, 2011, the transaction received early termination under the Hart-Scott-Rodino Antitrust Improvements Act in the U.S. At a special meeting held on June 9, 2011, Lubrizol’s shareholders approved the transaction. The completion of the transaction is subject to the satisfaction of customary closing conditions, including the expiration of waiting periods and the receipt of approvals under applicable non-U.S. merger control regulations. All non-U.S. regulatory filings have been made and the reviews are proceeding in the ordinary course. The transaction is projected to close within the next one to three months.

Pursuant to the terms of the Merger Agreement, the company is permitted to conduct its business in the ordinary course. Until the closing of the merger, the company is restricted from engaging in certain business activities without permission from Berkshire Hathaway, including, among other things, declaring and paying dividends outside of the ordinary course, issuing any additional shares of stock, repurchasing shares and incurring additional indebtedness. See the Merger Agreement for a complete list of restrictions.

During the six months ended June 30, 2011, the company recorded $10.7 million of merger-related costs, primarily related to investment banking, legal, proxy solicitation and other fees incurred as part of the company’s agreement to be acquired by Berkshire Hathaway. Contingent upon the successful completion of the merger, additional investment banking fees of $45.0 million will become payable by the company.

Note 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting - The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator (in millions):
Net income attributable to The Lubrizol Corporation	$191.3	$201.4	$360.8	$363.7

Denominator (in millions of shares):
Weighted-average common shares outstanding	64.6	68.2	64.5	68.4
Dilutive effect of stock options and awards	1.5	1.6	1.5	1.4

Denominator for net income per share, diluted	66.1	69.8	66.0	69.8

Net income per share attributable to The Lubrizol Corporation, basic	$2.96	$2.95	$5.59	$5.32

Net income per share attributable to The Lubrizol Corporation, diluted	$2.90	$2.88	$5.47	$5.21

Options to purchase 0.1 million shares were excluded from the diluted earnings per share calculations because they were antidilutive for both the three and six months ended June 30, 2011 and 2010.

New Accounting Standards

Accounting Standards Adopted in 2011

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements, a Consensus of the FASB Emerging Issues Task Force.” ASU 2009-13 allows companies to allocate consideration in multiple deliverable arrangements based on the company’s best estimate of selling price when vendor specific objective evidence or vendor objective evidence of the fair value of deliverables is not available. In addition, the residual method of allocating consideration to delivered items is no longer permitted. This update is effective for fiscal years beginning on or after June 15, 2010, with early application permitted. The company’s adoption of this update on January 1, 2011, had no effect on its consolidated financial statements.

Accounting Standards Not Yet Adopted

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareowners’ equity. This update includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. This update is effective prospectively for interim and annual periods beginning on or after December 15, 2011. The company is evaluating the impact of this update on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income.” This ASU intends to enhance comparability and transparency of other comprehensive income components. This update provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements, and eliminates the option to present other comprehensive income components as part of the statement of changes in shareowners’ equity. This update will be applied retrospectively for interim and annual periods beginning after December 15, 2011. The company is evaluating the impact of this update on its consolidated financial statements.

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

The company primarily evaluates performance and allocates resources based on segment operating income as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the product lines included within each segment. Segment operating income reconciles to consolidated income before income taxes by deducting corporate expenses and other income (expense) that are not attributed to the segments, Berkshire Hathaway merger-related costs, restructuring and impairment charges (credits) and net interest expense.

The following table presents a summary of the results of the company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions of Dollars)	2011	2010	2011	2010
Revenues from external customers:
Lubrizol Additives	$1,201.0	$1,008.4	$2,284.4	$1,956.4
Lubrizol Advanced Materials	433.8	392.8	869.3	760.3

Total revenues	$1,634.8	$1,401.2	$3,153.7	$2,716.7

Segment operating income:
Lubrizol Additives	$282.4	$271.5	$542.3	$517.9
Lubrizol Advanced Materials	52.2	62.5	123.3	123.1

Segment operating income	334.6	334.0	665.6	641.0

Corporate expenses	(19.4)	(15.3)	(57.6)	(50.8)
Corporate other income (expense) - net	1.9	7.4	(2.9)	12.7
Berkshire Hathaway merger-related costs	(0.8)	-	(10.7)	-
Restructuring and impairment (charges) credits	(0.3)	(0.5)	0.3	(1.4)
Interest expense - net	(22.0)	(23.4)	(45.6)	(46.9)

Income before income taxes	$294.0	$302.2	$549.1	$554.6

The company’s total assets by segment were as follows:

	June 30,	December 31,
(In Millions of Dollars)	2011	2010
Segment assets:
Lubrizol Additives	$2,319.5	$1,998.7
Lubrizol Advanced Materials	2,065.1	1,802.7

Total segment assets	4,384.6	3,801.4

Corporate assets	1,064.7	1,165.6

Total consolidated assets	$5,449.3	$4,967.0

Note 4 – ACQUISITIONS

On January 21, 2011, the company acquired the assets of the Performance Products Group of Nalco Company for $164.2 million in cash. The Performance Products Group is a supplier of value-added specialty polymers and formulation additives marketed to the global personal care and household care industries, with annual revenues in 2010 of approximately $45.0 million. This acquisition expanded the strategic portfolio of the Noveon consumer specialties personal and home care business. The agreement included all Nalco personal care dedicated technology, know-how, trade names and customer lists, as well as royalty-free access to the use of technology and intellectual property currently shared with other Nalco businesses. The purchase price allocation for this acquisition included amortizable intangible assets of $74.2 million, non-amortized trademarks of $22.9 million and goodwill of $67.1 million. The pro forma impacts of this acquisition were immaterial to the company’s consolidated financial statements.

Note 5 – INVENTORIES

The company’s inventories were comprised of the following:

(In Millions of Dollars)	June 30, 2011	December 31, 2010
Finished products	$532.4	$462.4
Products in process	162.1	168.5
Raw materials	182.0	151.6
Supplies	41.0	39.3

Total inventory	$917.5	$821.8

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

(In Millions of Dollars)	Lubrizol Advanced Materials	Lubrizol Additives	Total
Balance, December 31, 2010:
Goodwill	$945.2	$183.4	$1,128.6
Accumulated impairment losses	(363.0)	-	(363.0)

	582.2	183.4	765.6

Goodwill acquired	67.1	-	67.1
Translation adjustments	19.9	1.7	21.6

Balance, June 30, 2011:
Goodwill	1,032.2	185.1	1,217.3
Accumulated impairment losses	(363.0)	-	(363.0)

	$669.2	$185.1	$854.3

The company’s indefinite-lived intangible assets include certain trademarks that are tested for impairment each year as of October 1 or more frequently if impairment indicators arise. The following table shows the components of identifiable intangible assets:

		June 30, 2011		December 31, 2010
(In Millions of Dollars)	Weighted- Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	18 years	$253.7	$76.4	$189.5	$68.1
Technology	15 years	148.8	63.6	133.8	58.2
Trademarks	16 years	31.0	13.0	29.7	11.6
Patents	11 years	11.1	7.6	10.8	6.9
Other	8 years	1.2	0.6	1.2	0.5

Total amortized intangible assets		445.8	161.2	365.0	145.3
Non-amortized trademarks		105.9	-	79.7	-

Total		$551.7	$161.2	$444.7	$145.3

Note 7 – DEBT

The company’s debt was comprised of the following:

(In Millions of Dollars)	June 30, 2011	December 31, 2010
5.5% notes, due 2014, net of original issue discount of $1.2 and $1.3 at June 30, 2011 and December 31, 2010, respectively, and fair value adjustments for unrealized gains on derivative instruments of $11.1 and $9.3 at June 30, 2011 and December 31, 2010, respectively	$459.9	$458.0
8.875% notes, due 2019, net of original issue discount of $3.1 and $3.3 at June 30, 2011 and December 31, 2010, respectively	496.9	496.7
7.25% debentures, due 2025	100.0	100.0
6.5% debentures, due 2034, net of original issue discount of $4.5 at both June 30, 2011 and December 31, 2010	295.5	295.5
Other	4.8	1.8

	1,357.1	1,352.0
Less: Current portion of long-term debt	0.6	0.4

Total long-term debt	$1,356.5	$1,351.6

The U.S. and euro bank credit agreements contain customary affirmative covenants including, among others, compliance with laws, payment of taxes, maintenance of insurance, conduct of business, keeping of books and records, maintenance of properties and ensuring the credit facilities receive the same rights and privileges as any future senior unsecured debt. The agreements also contain customary negative covenants including, among others, restrictions on: liens and encumbrances, sale of assets and affiliate transactions. Additionally, the company is required to comply with financial ratios of debt to consolidated earnings before interest, income taxes, depreciation and amortization, extraordinary, unusual or non-recurring non-cash gains or losses, including the sale of property and equipment and goodwill impairments, and non-cash gains or losses from less than wholly owned subsidiaries and investments (Consolidated EBITDA), as defined in the credit agreements, and Consolidated EBITDA to interest expense. At June 30, 2011, the credit agreements required that the ratio of debt to Consolidated EBITDA be less than 3.5:1 and the ratio of Consolidated EBITDA to interest expense be greater than 3.5:1. At June 30, 2011, the company maintained a ratio of debt to Consolidated EBITDA of 1.1:1 and a ratio of Consolidated EBITDA to interest expense of 12.5:1.

The bank credit agreements also contain customary events of default including, among others, failure to make payment when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, the occurrence of one or more unstayed judgments in excess of $25.0 million (under the euro bank credit agreement) or $50.0 million (under the U.S. bank credit agreement) that is not covered by an acceptable policy of insurance, a party obtaining a beneficial ownership in excess of 20% of the company’s voting stock, or the incurrence of $25.0 million of liabilities related to violations of employee benefit plan regulations or the withdrawal or termination of a multiemployer benefit plan. On July 18, 2011, the bank credit agreements were amended to waive the event of default for a change in beneficial ownership solely with respect to the anticipated merger with Berkshire Hathaway. At June 30, 2011, the company had no borrowings outstanding under its bank credit agreements, was in compliance with all of its covenants and had not committed any acts of default.

The estimated fair value of the company’s debt instruments at June 30, 2011, and December 31, 2010, was $1,616.3 million and $1,549.6 million, respectively. The fair value of the company’s debt instruments was estimated using prevailing market interest rates on long-term debt with similar creditworthiness, terms and maturities.

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

The following table shows the company’s financial assets and liabilities accounted for at fair value on a recurring basis at June 30, 2011:

(In Millions of Dollars)	June 30, 2011	Level 1	Level 2	Level 3
Assets:
Money market mutual funds (1)	$589.5	$589.5	$-	$-
Interest rate swaps (2)	11.1	-	11.1	-

	$600.6	$589.5	$11.1	$-

Liabilities:
Commodity purchase contracts (3)	$1.3	$-	$1.3	$-

The following table shows the company’s financial assets and liabilities accounted for at fair value on a recurring basis at December 31, 2010:

(In Millions of Dollars)	December 31, 2010	Level 1	Level 2	Level 3
Assets:
Money market mutual funds (1)	$681.2	$681.2	$-	$-
Interest rate swaps (2)	9.6	-	9.6	-

	$690.8	$681.2	$9.6	$-

Liabilities:
Interest rate swaps (2)	$0.3	$-	$0.3	$-
Commodity purchase contracts (3)	2.2	-	2.2	-

	$2.5	$-	$2.5	$-

(1)	The fair value of money market mutual funds is based on quoted prices reported on various U.S. and international stock exchanges.

(2)	The fair value of interest rate swaps is calculated using models that discount the cash flows at each coupon adjustment date using the then-applicable forward interest rates.

(3)	The fair value of commodity purchase contracts is based on market forward rates and reflects the present value of the amount that the company would pay or receive for contracts involving the same notional amounts and maturity dates.

Note 9 – EQUITY

The following table summarizes the changes in total equity since December 31, 2010:

(In Millions)	Number of Shares Outstanding	Common Shares	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total

Balance, December 31, 2010	64.0	$813.6	$1,517.4	$(137.5)	$77.6	$2,271.1

Comprehensive income:
Net income		-	360.8	-	9.9	370.7
Other comprehensive income		-	-	92.9	0.5	93.4

Total comprehensive income						464.1
Stock-based compensation		7.2	-	-	-	7.2
Dividends declared		-	(46.5)	-	(11.4)	(57.9)
Adjustment to redeemable stock- based awards		-	(3.3)	-	-	(3.3)
Shares issued upon exercise of stock options and awards	0.5	9.1	-	-	-	9.1
Tax benefit from stock compensation		11.7	-	-	-	11.7
Shares purchased upon exercise of stock options and awards	(0.1)	(0.8)	(6.4)	-	-	(7.2)
Other - net		0.7	-	-	-	0.7

Balance, June 30, 2011	64.4	$841.5	$1,822.0	$(44.6)	$76.6	$2,695.5

Note 10 – COMPREHENSIVE INCOME

Total comprehensive income was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions of Dollars)	2011	2010	2011	2010
Net income	$196.8	$206.6	$370.7	$373.6
Foreign currency translation adjustment	22.5	(76.8)	87.6	(151.1)
Pension and other postretirement benefit plans	1.8	(0.3)	3.6	3.0
Commodity purchase contracts	0.2	0.9	0.6	(0.5)
Treasury rate lock agreements	0.8	0.8	1.6	1.6

Total comprehensive income	$222.1	$131.2	$464.1	$226.6
Less: Comprehensive income attributable to noncontrolling interests	5.9	4.2	10.4	9.9

Comprehensive income attributable to The Lubrizol Corporation	$216.2	$127.0	$453.7	$216.7

Note 11 – BENEFIT PLANS

The company has noncontributory defined benefit pension plans covering most employees. Pension benefits under these plans are based on years of service and compensation. The company also provides certain non-pension postretirement benefits, primarily health care and life insurance benefits, for retired employees. The company’s non-pension postretirement plan liabilities predominately relate to plans in the United States.

The components of net periodic pension cost consisted of the following:

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
(In Millions of Dollars)	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total
Service cost	$5.8	$2.5	$8.3	$4.4	$2.1	$6.5
Interest cost on projected benefit obligation	7.7	3.9	11.6	6.8	3.6	10.4
Expected return on plan assets	(7.2)	(3.9)	(11.1)	(6.0)	(3.5)	(9.5)
Amortization of prior service costs	0.6	0.1	0.7	0.6	0.1	0.7
Recognized net actuarial loss	2.6	0.6	3.2	1.0	0.5	1.5

Net periodic pension cost	$9.5	$3.2	$12.7	$6.8	$2.8	$9.6

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
(In Millions of Dollars)	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total
Service cost	$11.6	$4.9	$16.5	$10.2	$4.3	$14.5
Interest cost on projected benefit obligation	15.4	7.8	23.2	13.9	7.4	21.3
Expected return on plan assets	(14.4)	(7.7)	(22.1)	(12.1)	(7.2)	(19.3)
Amortization of prior service costs	1.1	0.2	1.3	1.2	0.2	1.4
Recognized net actuarial loss	5.2	1.2	6.4	2.4	0.9	3.3

Net periodic pension cost	$18.9	$6.4	$25.3	$15.6	$5.6	$21.2

The components of net periodic non-pension postretirement benefit cost consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions of Dollars)	2011	2010	2011	2010
Service cost	$0.4	$0.4	$0.8	$0.8
Interest cost on projected benefit obligation	1.3	1.4	2.6	2.8
Amortization of prior service credits	(1.4)	(1.4)	(2.9)	(2.8)
Amortization of initial net obligation	0.1	0.1	0.2	0.2
Recognized net actuarial loss	0.2	0.1	0.4	0.3

Net periodic non-pension postretirement benefit cost	$0.6	$0.6	$1.1	$1.3

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

The fair value of stock options is estimated using the Black-Scholes option pricing model. There were 77,500 and 91,800 stock options granted during the six months ended June 30, 2011 and 2010, respectively. Options have been granted to employees at fair market value on the date of grant. The assumptions used to value the options granted were as follows:

	Six Months Ended June 30,
	2011	2010
Risk-free interest rate	2.4%	3.3%
Dividend yield	1.5%	1.6%
Expected volatility	31.7%	30.3%
Expected life (years)	5.4	6.5
Fair value per option	$30.87	$23.84

The fair value of performance-based share units is based on the closing price of the company’s common shares on the date of grant. The company granted 82,150 and 106,500 performance-based share units during the six months ended June 30, 2011 and 2010, respectively. There are no voting or dividend rights associated with the performance-based share units until the end of the performance period and a distribution of shares, if any, is made.

Nonvested performance-based share units at June 30, 2011, and changes during the six months ended June 30, 2011, were as follows:

	Share Units	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2010	855,134	$43.25
Granted	82,150	$109.35
Vested	(83,480)	$58.45
Forfeited	(17,500)	$51.29

Nonvested at June 30, 2011	836,304	$48.06

The following table identifies the number of shares expected to be issued based on current expectations of performance and the fair value on the date of grant for the nonvested performance-based share units outstanding at June 30, 2011:

Performance Period	Expected Number of Units to be Issued	Grant Date Fair Value
2009-2011	550,394	$27.77
2010-2012	203,900	$78.18
2011-2013	82,010	$109.35

The company uses previously purchased treasury shares for all shares issued for option exercises and performance-based and restricted share units. The company received $9.1 million and $16.7 million of proceeds from the exercise of stock options during the six months ended June 30, 2011 and 2010, respectively. The company realized $11.7 million and $9.7 million of excess tax benefits related to the exercise of stock options and awards during the six months ended June 30, 2011 and 2010, respectively. The award for the 2008-2010 performance period was distributed during the six months ended June 30, 2011, resulting in the issuance of 178,081 shares and the deferral of 26,179 shares into a deferred compensation plan. The award for the 2007-2009 performance period was distributed during the six months ended June 30, 2010, resulting in the issuance of 213,960 shares and the deferral of 20,576 shares into a deferred compensation plan.

The terms of the performance-based share units granted to international employees state that payment will be in cash at the end of the performance period. In addition, some international employees received stock-based awards in prior years that are similar to stock appreciation rights. As such, liability accounting is used for both of these awards and compensation expense is calculated based on the company’s common share price. Compensation expense recognized in the consolidated statements of income related to these stock-based liability awards was $0.8 million and $4.6 million for the three and six months ended June 30, 2011, respectively. Compensation (credit) expense recognized in the consolidated statements of income related to these stock-based liability awards was $(1.5) million and $1.9 million for the three and six months ended June 30, 2010, respectively.

Total stock-based compensation expense recognized in the consolidated statements of income was $4.7 million and $12.6 million for the three and six months ended June 30, 2011, respectively, compared with $3.7 million and $11.0 million for the three and six months ended June 30, 2010, respectively. The related tax benefit was $1.7 million and $4.4 million for the three and six months ended June 30, 2011, respectively, compared with $1.3 million and $3.8 million for the three and six months ended June 30, 2010, respectively. Based on the grant date fair value of the awards and the company’s common share price at June 30, 2011, there was $24.1 million of total pre-tax unrecognized compensation cost related to all unvested stock-based awards. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Note 13 – RESTRUCTURING AND IMPAIRMENT CHARGES (CREDITS)

During the three and six months ended June 30, 2011, the company recorded aggregate restructuring charges (credits) of $0.3 and $(0.3) million, respectively, related to the sale of the cross-linked polyethylene compound (PEX) business within the TempRite business. In the fourth quarter of 2010, the company sold its production facility in Peachtree City, Georgia, along with the related machinery and equipment, technology and know-how used to manufacture the PEX compound, for $15.0 million. The receipt of the full $15.0 million is contingent upon the machinery and equipment functioning as required by the acquirer. Through June 30, 2011, the company received $11.3 million of proceeds, and anticipates recording an additional gain in 2011 of approximately $3.0 million upon the satisfaction of the remaining contingencies.

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

Berkshire Hathaway Merger

Following the announcement of the Merger Agreement described in Note 1, several shareholder derivative and purported class action lawsuits were filed in the Court of Common Pleas for Lake County, Ohio. The lawsuits generally allege that the directors of the company breached their fiduciary duties to the company’s shareholders by agreeing to enter into the transaction for an allegedly unfair price and as a result of an allegedly unfair process, and that the shareholders have not been provided sufficient information about the proposed merger. The lawsuits also allege that the company and Berkshire Hathaway aided and abetted the directors’ breaches of fiduciary duties. The lawsuits as filed seek, among other things, an injunction against the consummation of the proposed merger and rescission of the Merger Agreement. The company believes that the allegations lack merit and intends to defend itself vigorously.

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

The company’s environmental reserves, measured on an undiscounted basis, totaled $7.5 million at both June 30, 2011, and December 31, 2010. Of these amounts, $5.1 million and $4.8 million were included in accrued expenses and other current liabilities at June 30, 2011, and December 31, 2010, respectively. The company believes that its environmental accruals are adequate based on currently available information. However, it is reasonably possible that as a result of new information, newly discovered conditions, changes in remediation standards or technologies, or a change in the law, approximately $0.7 million in additional costs may be incurred beyond the amounts accrued.

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

On March 13, 2011, we entered into an Agreement and Plan of Merger (Merger Agreement) with Berkshire Hathaway Inc. (Berkshire Hathaway) whereby Berkshire Hathaway will acquire all of our outstanding shares for $135 per share in cash. After the close of the transaction, we will operate as a subsidiary of Berkshire Hathaway. On April 8, 2011, the transaction received early termination under the Hart-Scott-Rodino Antitrust Improvements Act in the U.S. At a special meeting held on June 9, 2011, Lubrizol’s shareholders approved the transaction. The completion of the transaction is subject to the satisfaction of customary closing conditions, including the expiration of waiting periods and the receipt of approvals under applicable non-U.S. merger control regulations. All non-U.S. regulatory filings have been made and the reviews are proceeding in the ordinary course. The transaction is projected to close within the next one to three months.

Pursuant to the terms of the Merger Agreement, we are permitted to conduct our business in the ordinary course. Until the closing of the merger, we are restricted from engaging in certain business activities without permission from Berkshire Hathaway, including, among other things, declaring and paying dividends outside of the ordinary course, issuing any additional shares of stock, repurchasing shares and incurring additional indebtedness. See the Merger Agreement for a complete list of restrictions.

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

We are diverse geographically, with an extensive global manufacturing, supply chain, technical and commercial infrastructure. We believe that our customers recognize and value our ability to provide customized, high quality, cost-effective performance formulations and solutions worldwide, and that our customers highly value our global supply chain capabilities. At June 30, 2011, through the efforts of approximately 7,000 employees, we operated facilities in 27 countries, including production facilities in 17 countries and laboratories in 14 countries, in key regions around the world.

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

The following factors most affected our performance during the six months ended June 30, 2011:

•	Strengthening global customer demand, primarily within our Lubrizol Additives segment, led to a 4% increase in volume.

•

Our ability to increase selling prices throughout 2010 and 2011 allowed us to recover higher raw material and manufacturing costs. However, our gross profit percentage decreased to 31.2% compared with 34.0% in the same period in 2010 as the increase in revenues from pricing improvements to recover these higher costs was sufficiently greater than the increase in gross profit dollars.

•	Our reduced number of shares outstanding, as a result of the shares repurchased in 2010, improved our diluted earnings per share by $0.31 per share compared with the same period in 2010.

•

Currency fluctuations were favorable to revenues by 2%, unfavorable to operating costs and favorable to net income attributable to The Lubrizol Corporation by an estimated $0.26 per share as compared with the same period in 2010.

•	Our agreement to be acquired by Berkshire Hathaway resulted in the incurrence of $10.7 million, or $0.15 per diluted share, of investment banking, legal, proxy solicitation and other related fees.

•

The acquisition of the Performance Products Group of Nalco Company, a supplier of value-added specialty polymers and formulation additives for the global personal care and household care industries, used $164.2 million of cash.

This Management’s Discussion and Analysis contains a presentation of earnings as adjusted, a non-GAAP financial measure. Earnings as adjusted is a measure of income that differs from earnings measured in accordance with generally accepted accounting principles (GAAP). Earnings as adjusted may not be comparable with similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of income in accordance with GAAP, as non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations. We believe that earnings as adjusted for the exclusion of Berkshire Hathaway merger-related costs and restructuring and impairment charges (credits) assists the investor in evaluating the results of our core operating activities and provides greater comparability with historical results where such charges may be materially different. We use earnings as adjusted to measure and evaluate performance and to determine, in part, incentive compensation. We believe that the presentation of both GAAP and non-GAAP measures may assist investors in comparing our performance with that of peer companies presenting a similar non-GAAP measure.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared With Three Months Ended June 30, 2010

	Three Months Ended June 30,
(In Millions of Dollars Except Per Share Data)	2011	2010	$ Change	% Change

Revenues	$1,634.8	$1,401.2	$233.6	17%
Cost of sales	1,133.3	927.6	205.7	22%

Gross profit	501.5	473.6	27.9	6%

Selling and administrative expenses	123.6	100.0	23.6	24%
Research, testing and development expenses	58.7	52.9	5.8	11%
Amortization of intangible assets	7.1	6.2	0.9	15%
Berkshire Hathaway merger-related costs	0.8	-	0.8	*
Restructuring and impairment charges	0.3	0.5	(0.2)	*
Other income - net	(5.0)	(11.6)	6.6	(57%)
Interest expense - net	22.0	23.4	(1.4)	(6%)

Income before income taxes	294.0	302.2	(8.2)	(3%)
Provision for income taxes	97.2	95.6	1.6	2%

Net income	196.8	206.6	(9.8)	(5%)
Net income attributable to noncontrolling interests	5.5	5.2	0.3	6%

Net income attributable to The Lubrizol Corporation	$191.3	$201.4	$(10.1)	(5%)

Basic earnings per share attributable to The Lubrizol Corporation	$2.96	$2.95	$0.01	-

Diluted earnings per share attributable to The Lubrizol Corporation	$2.90	$2.88	$0.02	1%

*	Calculation not meaningful

Revenues The increase in revenues compared with the same quarter last year was due to a 13% improvement in the combination of price and product mix, a 3% favorable currency impact and a 1% increase in volume. The implementation of recent price increases primarily led to the improvement in the combination of price and product mix.

The following table shows the geographic mix of our volume as well as the percentage changes compared with the same quarter last year:

	2011 Volume	2011 vs. 2010 % Change
North America	37%	(4%)
Europe	27%	1%
Asia-Pacific / Middle East	29%	9%
Latin America	7%	3%

Total	100%	1%

Segment volume variances by geographic zone, as well as the factors explaining the changes in segment revenues compared with the same quarter last year, are contained within the “Segment Analysis” section.

Cost of Sales The increase in cost of sales compared with the same quarter last year primarily was due to a 23% increase in average raw material cost and a 13% increase in manufacturing costs. Our average raw material cost has increased sequentially for the past eight consecutive quarters primarily due to tight supply conditions for some of our raw materials, and we anticipate that costs will continue to rise during the remainder of 2011, although at a slower rate compared with the first half of 2011. We implemented price increases in both segments throughout 2010 and have continued to implement price increases in 2011 in response to the significant rise in raw material costs. The increase in manufacturing expenses included an unfavorable currency impact of $9.3 million, increased salaries and wages of $4.5 million, increased repair and maintenance costs of $4.3 million and higher incentive compensation of $3.5 million.

Gross Profit Gross profit increased $27.9 million, or 6%, compared with the same quarter last year primarily due to improved price and product mix, a favorable currency impact and higher volume, partially offset by higher raw material and manufacturing costs. However, our gross profit percentage decreased to 30.7% compared with 33.8% in the same quarter last year as the increase in revenues from pricing improvements to recover higher raw material and manufacturing costs was sufficiently greater than the increase in gross profit dollars.

Selling and Administrative Expenses Selling and administrative expenses increased $23.6 million, or 24%, compared with the same quarter last year primarily due to increased salaries and wages of $6.6 million, an unfavorable currency impact of $4.3 million, higher incentive compensation expenses of $3.7 million and higher deferred compensation expense of $2.9 million. In addition, we made contributions of $2.5 million to The Lubrizol Foundation in the second quarter of both 2011 and 2010.

Research, Testing and Development Expenses Research, testing and development expenses increased $5.8 million, or 11%, primarily due to an unfavorable currency impact of $1.6 million.

Berkshire Hathaway Merger-Related Costs Berkshire Hathaway merger-related costs include legal and proxy solicitation fees incurred as part of our agreement to be acquired by Berkshire Hathaway Inc. Contingent upon the successful completion of the merger, additional investment banking fees of $45.0 million will become payable by us.

Restructuring and Impairment Charges During the second quarter of 2011, we recorded aggregate restructuring charges of $0.3 million related to the sale of the cross-linked polyethylene compound (PEX) business within our TempRite business. In the fourth quarter of 2010, we sold our production facility in Peachtree City, Georgia, along with the related machinery and equipment, technology and know-how used to manufacture the PEX compound, for $15.0 million. The receipt of the full $15.0 million is contingent upon the machinery and equipment functioning as required by the acquirer. Through June 30, 2011, we received $11.3 million of proceeds and anticipate recording an additional gain in 2011 of approximately $3.0 million upon the satisfaction of the remaining contingencies.

During the second quarter of 2010, restructuring and impairment charges of $0.5 million primarily related to the closure of production facilities from previously announced programs within the performance coatings product line of the Lubrizol Advanced Materials segment.

Other Income – net Other income-net decreased $6.6 million, or 57%, compared with the same quarter last year primarily due to lower foreign currency gains of $5.4 million.

Provision for Income Taxes Our effective tax rate of 33.1% increased from 31.6% in the same quarter last year primarily due to a less favorable geographic earnings mix.

Net Income Attributable to The Lubrizol Corporation Primarily as a result of the above factors, net income attributable to The Lubrizol Corporation decreased to $191.3 million ($2.90 per diluted share) compared with $201.4 million ($2.88 per diluted share) in the same quarter last year. Excluding the effect of Berkshire Hathaway merger-related costs and restructuring and impairment charges, earnings as adjusted decreased to $191.9 million ($2.91 per diluted share) compared with $201.7 million ($2.88 per diluted share) in the same quarter last year. The following table provides a reconciliation of earnings to earnings as adjusted:

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
(In Millions of Dollars Except Per Share Data)	Income Before Income Taxes	Net Income Attributable to Lubrizol	Diluted EPS	Income Before Income Taxes	Net Income Attributable to Lubrizol	Diluted EPS

Earnings	$294.0	$ 191.3	$2.90	$302.2	$201.4	$2.88
Adjustments:
Berkshire Hathaway merger-related costs	0.8	0.4	0.01	-	-	-
Restructuring and impairment charges	0.3	0.2	-	0.5	0.3	-

Earnings as adjusted (Non-GAAP)	$295.1	$ 191.9	$2.91	$302.7	$201.7	$2.88

Six Months Ended June 30, 2011 Compared With Six Months Ended June 30, 2010

	Six Months Ended June 30,
(In Millions of Dollars Except Per Share Data)	2011	2010	$ Change	% Change

Revenues	$3,153.7	$2,716.7	$437.0	16%
Cost of sales	2,170.0	1,792.4	377.6	21%

Gross profit	983.7	924.3	59.4	6%

Selling and administrative expenses	256.3	222.9	33.4	15%
Research, testing and development expenses	112.5	105.7	6.8	6%
Amortization of intangible assets	13.9	12.5	1.4	11%
Berkshire Hathaway merger-related costs	10.7	-	10.7	*
Restructuring and impairment (credits) charges	(0.3)	1.4	(1.7)	*
Other income - net	(4.1)	(19.7)	15.6	(79%)
Interest expense - net	45.6	46.9	(1.3)	(3%)

Income before income taxes	549.1	554.6	(5.5)	(1%)
Provision for income taxes	178.4	181.0	(2.6)	(1%)

Net income	370.7	373.6	(2.9)	(1%)
Net income attributable to noncontrolling interests	9.9	9.9	-	-

Net income attributable to The Lubrizol Corporation	$360.8	$363.7	$(2.9)	(1%)

Basic earnings per share attributable to The Lubrizol Corporation	$5.59	$5.32	$0.27	5%

Diluted earnings per share attributable to The Lubrizol Corporation	$5.47	$5.21	$0.26	5%

* Calculation not meaningful

Revenues The increase in revenues compared with the same period in 2010 was due to a 10% improvement in the combination of price and product mix, a 4% increase in volume and a 2% favorable currency impact. The implementation of recent price increases along with the recovery in our driveline and industrial additives product line, which improved product mix, primarily led to the improvement in the combination of price and product mix.

The following table shows the geographic mix of our volume as well as the percentage changes compared with the same period in 2010:

	2011 Volume	2011 vs. 2010 % Change
North America	38%	(1%)
Europe	27%	6%
Asia-Pacific / Middle East	28%	6%
Latin America	7%	7%

Total	100%	4%

Segment volume variances by geographic zone, as well as the factors explaining the changes in segment revenues compared with the same period in 2010, are contained within the “Segment Analysis” section.

Cost of Sales The increase in cost of sales compared with the same period in 2010 primarily was due to a 19% increase in average raw material cost and a 13% increase in manufacturing costs. The increase in manufacturing expenses included higher production supplies and services of $13.0 million, an unfavorable currency impact of $9.2 million, increased repair and maintenance costs of $8.9 million, increased salaries and wages of $8.6 million and higher utilities of $6.4 million.

Gross Profit Gross profit increased $59.4 million, or 6%, compared with the same period in 2010 primarily due to improved price and product mix, a favorable currency impact and higher volume, partially offset by higher raw material and manufacturing costs. However, our gross profit percentage decreased to 31.2% compared with 34.0% in the same period in 2010 as the increase in revenues from pricing improvements to recover higher raw material and manufacturing costs was sufficiently greater than the increase in gross profit dollars.

Selling and Administrative Expenses Selling and administrative expenses increased $33.4 million, or 15%, compared with the same period in 2010 primarily due to increased salaries and wages of $11.4 million, an unfavorable currency impact of $5.1 million, higher deferred compensation expense of $3.5 million and increased travel expenses of $2.9 million. In addition, we made contributions of $5.0 million to The Lubrizol Foundation in the first half of both 2011 and 2010.

Research, Testing and Development Expenses Research, testing and development expenses increased $6.8 million, or 6%, primarily due to an unfavorable currency impact of $1.8 million.

Berkshire Hathaway Merger-Related Costs Berkshire Hathaway merger-related costs include investment banking, legal, proxy solicitation and other fees incurred as part of our agreement to be acquired by Berkshire Hathaway Inc.

Restructuring and Impairment Charges (Credits) During the six months ended June 30, 2011, we recorded aggregate restructuring credits of $0.3 million related to the gain from the sale of the cross-linked polyethylene compound (PEX) business within our TempRite business.

During the six months ended June 30, 2010, restructuring and impairment charges of $1.4 million primarily related to the restructuring of the sales and marketing organization within our TempRite business in the engineered polymers product line, along with the discontinuation of a tolling arrangement to manufacture products and the closure of production facilities from previously announced programs within our performance coatings product line of the Lubrizol Advanced Materials segment.

Other Income – net Other income-net decreased $15.6 million, or 79%, compared with the same period in 2010 primarily due to the incurrence of foreign currency losses of $3.1 million compared with foreign currency gains of $12.3 million in the same period in 2010.

Provision for Income Taxes Our effective tax rate of 32.5% was comparable with our effective tax rate of 32.6% in the same period in 2010.

Net Income Attributable to The Lubrizol Corporation Primarily as a result of the above factors, net income attributable to The Lubrizol Corporation decreased to $360.8 million ($5.47 per diluted share) compared with $363.7 million ($5.21 per diluted share) in the same period in 2010. Excluding the effect of Berkshire Hathaway merger-related costs and restructuring and impairment charges (credits), earnings as adjusted increased to $370.5 million ($5.62 per diluted share) compared with $364.6 million ($5.22 per diluted share) in the same period in 2010.

The following table provides a reconciliation of earnings to earnings as adjusted:

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
(In Millions of Dollars Except Per Share Data)	Income Before Income Taxes	Net Income Attributable to Lubrizol	Diluted EPS	Income Before Income Taxes	Net Income Attributable to Lubrizol	Diluted EPS

Earnings	$549.1	$ 360.8	$5.47	$554.6	$363.7	$5.21
Adjustments:
Berkshire Hathaway merger-related costs	10.7	9.9	0.15	-	-	-
Restructuring and impairment (credits) charges	(0.3)	(0.2)	-	1.4	0.9	0.01

Earnings as adjusted (Non-GAAP)	$559.5	$ 370.5	$5.62	$556.0	$364.6	$5.22

SEGMENT ANALYSIS

We primarily evaluate performance and allocate resources based on segment operating income as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the product lines included within each segment. Segment operating income will reconcile to consolidated income before income taxes by deducting corporate expenses and other income (expense) that are not attributed to the segments, Berkshire Hathaway merger-related costs, restructuring and impairment charges (credits) and net interest expense.

The proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Lubrizol Additives	73%	72%	72%	72%
Lubrizol Advanced Materials	27%	28%	28%	28%

Segment Operating Income:
Lubrizol Additives	84%	81%	81%	81%
Lubrizol Advanced Materials	16%	19%	19%	19%

Lubrizol Additives Segment

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
(In Millions of Dollars)	2011	2010	$ Change	Change	2011	2010	$ Change	Change
Revenues	$1,201.0	$1,008.4	$192.6	19%	$2,284.4	$1,956.4	$328.0	17%
Gross profit	376.5	347.3	29.2	8%	720.7	672.4	48.3	7%
STAR Expenses	95.4	77.6	17.8	23%	181.5	156.9	24.6	16%
Segment operating income	282.4	271.5	10.9	4%	542.3	517.9	24.4	5%

Three Months Ended June 30, 2011 Compared With Three Months Ended June 30, 2010

Revenues The increase in revenues compared with the same quarter last year was due to a 13% improvement in the combination of price and product mix, a 4% favorable currency impact and a 2% increase in volume. The implementation of recent price increases primarily led to the improvement in the combination of price and product mix.

The following table shows the geographic mix of our volume as well as the percentage changes compared with the same quarter last year:

	2011 Volume	2011 vs. 2010 % Change
North America	30%	(5%)
Europe	31%	3%
Asia-Pacific / Middle East	32%	10%
Latin America	7%	1%

Total	100%	2%

The increase in the Asia-Pacific / Middle East market resulted from stronger customer demand, particularly in China, and favorable customer order patterns, particularly in the Middle East. The increase in the European market was driven by business gains as well as further market recovery primarily in our driveline and industrial additives product line. The decrease in the North America market was due in part to changes in product mix and business losses in the engine additives product line combined with unfavorable customer order patterns and the resourcing of product sales to Asia Pacific / Middle East. Volume increased 4% in our driveline and industrial additives product line compared with the same quarter last year due to stronger demand. Volume increased 2% in our engine additives product line compared with the same quarter last year due to stronger demand and favorable customer order patterns in the Asia-Pacific / Middle East market.

Gross Profit Gross profit increased $29.2 million, or 8%, compared with the same quarter last year primarily due to improved price and product mix, a favorable currency impact and higher volume, partially offset by higher raw material and manufacturing costs. Average raw material cost increased 25% compared with the same quarter last year and 11% sequentially from the first quarter of 2011. Our average raw material cost has increased sequentially for the past eight consecutive quarters primarily due to tight supply conditions for some of our raw materials, and we anticipate that costs will continue to rise during the remainder of 2011, although at a slower rate compared with the first half of 2011. In response to the significant rise in raw material costs, we announced two price increases in the first quarter of 2011; one in mid-January that largely has been implemented and another at the end of March that is expected to be implemented fully in the third quarter. We announced a third price increase in June that will be implemented during the third and fourth quarters. Total manufacturing costs increased 12% compared with the same quarter last year primarily due to an unfavorable currency impact, increased production supplies and services, higher salaries and benefits due to annual merit increases, additional headcount and higher incentive compensation, and higher repair and maintenance costs. The increase in revenues from pricing improvements to recover higher raw material and manufacturing costs was sufficiently greater than the increase in gross profit dollars such that our gross profit percentage decreased to 31.4% from 34.4% in the same quarter last year.

Selling, Testing, Administrative and Research (STAR) Expenses STAR expenses increased $17.8 million, or 23%, compared with the same quarter last year, which included the impact of certain expenses that previously were classified as manufacturing costs. Excluding this reclassification, STAR expenses increased 19%. This increase primarily was driven by an unfavorable currency impact, increased salaries and benefits, including higher incentive compensation, and higher travel expenses.

Segment Operating Income Segment operating income increased 4% compared with the same quarter last year primarily due to the factors discussed above.

Six Months Ended June 30, 2011 Compared With Six Months Ended June 30, 2010

Revenues The increase in revenues compared with the same period in 2010 was due to a 12% improvement in the combination of price and product mix, a 3% increase in volume and a 2% favorable currency impact. The implementation of recent price increases along with the recovery in our driveline and industrial additives product line, which improved product mix, primarily led to the improvement in the combination of price and product mix.

The following table shows the geographic mix of our volume as well as the percentage changes compared with the same period in 2010:

	2011 Volume	2011 vs. 2010 % Change
North America	30%	(2%)
Europe	32%	7%
Asia-Pacific / Middle East	30%	5%
Latin America	8%	5%

Total	100%	3%

Volume increased compared with the same period in 2010 primarily due to stronger demand in the Europe and Asia-Pacific / Middle East markets. The decrease in the North America market was due in part to changes in product mix and business losses in the engine additives product line combined with unfavorable customer order patterns and the resourcing of product sales to Asia Pacific / Middle East. Volume increased 10% in our driveline and industrial additives product line and 1% in our engine additives product line compared with the same period in 2010.

Gross Profit Gross profit increased $48.3 million, or 7%, compared with the same period in 2010 primarily due to improved price and product mix, a favorable currency impact and higher volume, partially offset by higher raw material and manufacturing costs. Average raw material cost increased 20% compared with the same period in 2010. Total manufacturing costs increased 13% compared with the same period in 2010 primarily due to increased production supplies and services, an unfavorable currency impact, higher salaries and benefits due to annual merit increases, additional headcount and higher incentive compensation and higher repair and maintenance costs. The increase in revenues from pricing improvements to recover higher raw material and manufacturing costs was sufficiently greater than the increase in gross profit dollars such that our gross profit percentage decreased to 31.5% from 34.4% in the same period in 2010.

Selling, Testing, Administrative and Research (STAR) Expenses STAR expenses increased $24.6 million, or 16%, compared with the same period in 2010, which included the impact of certain expenses that previously were classified as manufacturing costs. Excluding this reclassification, STAR expenses increased 12%. This increase primarily was driven by an unfavorable currency impact, increased salaries and benefits, including higher incentive compensation, and higher travel expenses.

Segment Operating Income Segment operating income increased 5% compared with the same period in 2010 primarily due to the factors discussed above.

Lubrizol Advanced Materials Segment

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
(In Millions of Dollars)	2011	2010	$ Change	Change	2011	2010	$ Change	Change
Revenues	$433.8	$392.8	$41.0	10%	$869.3	$760.3	$109.0	14%
Gross profit	125.0	126.3	(1.3)	(1%)	263.0	251.9	11.1	4%
STAR Expenses	67.5	60.0	7.5	13%	129.7	120.9	8.8	7%
Segment operating income	52.2	62.5	(10.3)	(16%)	123.3	123.1	0.2	-

Three Months Ended June 30, 2011 Compared With Three Months Ended June 30, 2010

Revenues The increase in revenues compared with the same quarter last year was due to a 9% improvement in the combination of price and product mix and a 2% favorable currency impact, partially offset by a 1% decrease in volume. The implementation of recent price increases, which partially were offset by an unfavorable product mix from the decline in our Noveon consumer specialties product line, primarily led to the improvement in the combination of price and product mix.

The following table shows the geographic mix of our volume as well as the percentage changes compared with the same quarter last year:

	2011 Volume	2011 vs. 2010 % Change
North America	59%	(4%)
Europe	15%	(5%)
Asia-Pacific / Middle East	23%	6%
Latin America	3%	18%

Total	100%	(1%)

The decrease in the North America and Europe markets primarily was due to weaker customer demand in our Noveon consumer specialties and performance coatings product lines. The increase in our Asia-Pacific / Middle East and Latin America markets primarily was due to strong customer demand in our TempRite business, particularly in India and the Middle East. Volume increased 10% in our engineered polymers product line, but decreased 7% in both our performance coatings and Noveon consumer specialties product lines compared with the same quarter last year.

Gross Profit Gross profit decreased $1.3 million, or 1%, compared with the same quarter last year primarily due to lower volume and higher raw material and manufacturing costs, offset by improved price and product mix, the benefit from acquisitions and a favorable currency impact. Average raw material cost increased 18% compared with the same quarter last year and 8% sequentially from the first quarter of 2011. Our average raw material cost has increased sequentially for the past eight consecutive quarters primarily due to tight supply conditions for some of our raw materials, and we anticipate that costs will continue to rise during the remainder of 2011, although at a slower rate compared with the first half of 2011. In response to the significant rise in raw material costs, all product lines implemented several price increases in 2011 that recovered the increase in raw material costs. Total manufacturing costs increased 15% compared with the same quarter last year primarily due to increased salaries and benefits, repair and maintenance costs and utilities, along with an unfavorable currency impact. The higher manufacturing costs and unfavorable product mix from the decline in our Noveon consumer specialties product line resulted in a decrease in our gross profit percentage to 28.8% from 32.2% in the same quarter last year.

Selling, Testing, Administrative and Research (STAR) Expenses STAR expenses increased $7.5 million, or 13%, compared with the same quarter last year primarily as a result of increased salaries and benefits and an unfavorable currency impact.

Segment Operating Income Segment operating income decreased 16% compared with the same quarter last year primarily due to the factors discussed above.

Six Months Ended June 30, 2011 Compared With Six Months Ended June 30, 2010

Revenues The increase in revenues compared with the same period in 2010 was due to an 8% improvement in the combination of price and product mix, a 5% increase in volume and a 1% favorable currency impact. The implementation of recent price increases primarily led to the improvement in the combination of price and product mix.

The following table shows the geographic mix of our volume as well as the percentage changes compared with the same period in 2010:

	2011 Volume	2011 vs. 2010 % Change
North America	59%	1%
Europe	16%	4%
Asia-Pacific / Middle East	22%	13%
Latin America	3%	25%

Total	100%	5%

The increase in the Asia-Pacific / Middle East and Latin America markets primarily was due to strong customer demand in our TempRite business, particularly in India and the Middle East. The increase in the Europe market primarily was due to stronger customer demand in our engineered polymers and performance coatings product lines. Volume increased 15% in our engineered polymers product line and 1% in our performance coatings product line, but decreased 3% in our Noveon consumer specialties product line compared with the same period in 2010.

Gross Profit Gross profit increased $11.1 million, or 4%, compared with the same period in 2010 primarily due to higher volume, improved price and product mix, the benefit from acquisitions and a favorable currency impact, partially offset by higher raw material and manufacturing costs. Average raw material cost increased 17% compared with the same period in 2010. Total manufacturing costs increased 13% compared with the same period in 2010 primarily due to increased salaries and benefits, repair and maintenance costs and utilities, along with an unfavorable currency impact. The increase in revenues from pricing improvements to recover higher raw material and manufacturing costs was sufficiently greater than the increase in gross profit dollars such that our gross profit percentage decreased to 30.3% from 33.1% in the same period in 2010.

Selling, Testing, Administrative and Research (STAR) Expenses STAR expenses increased $8.8 million, or 7%, compared with the same period in 2010 primarily as a result of increased salaries and benefits and an unfavorable currency impact.

Segment Operating Income Segment operating income remained level with the same period in 2010 primarily due to the factors discussed above.

WORKING CAPITAL, LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows

The following table summarizes the major components of cash flow:

	Six Months Ended June 30,
(In Millions of Dollars)	2011	2010
Cash provided by (used for):
Operating activities	$221.8	$273.2
Investing activities	(298.4)	(61.6)
Financing activities	(44.1)	(198.7)
Effect of exchange rate changes on cash	17.9	(31.7)

Net decrease in cash and cash equivalents	$(102.8)	$(18.8)

Operating Activities

The decrease in cash provided by operating activities compared with the same period in 2010 primarily was attributable to an increase in working capital and the acceleration of funding payments for our U.S. defined benefit pension plans.

We manage receivables and inventories on the basis of average days sales in receivables and average days sales in inventory. Our average days sales in receivables remained relatively unchanged at 46.5 days during the six months ended June 30, 2011, compared with 46.3 days for the year ended December 31, 2010. Our average days sales in inventory increased to 86.9 days during the six months ended June 30, 2011, from 81.6 days for the year ended December 31, 2010, primarily due to the increase in average raw material cost.

Investing Activities

Cash used for investing activities increased primarily due to the acquisition of the Performance Products Group of Nalco Company for $164.2 million, along with higher capital expenditures of $76.0 million. Capital expenditures increased primarily due to the construction of a new additives facility in China, which now is targeted to be operational in the second half of 2012. We estimate that capital expenditures will be between $340.0 million and $360.0 million in 2011 primarily due to the accelerated construction of the China facility, along with the expansion of our Carbopol® production capabilities in the U.S. and resumption of infrastructure spending that was deferred during the recession.

Financing Activities

Cash used for financing activities of $44.1 million primarily consisted of the payment of dividends. Cash used for financing activities of $198.7 million during the same period in 2010 primarily consisted of the repurchase of common shares, repayment of the balance outstanding under the euro revolving credit facility and the payment of dividends.

Capitalization, Liquidity and Credit Facilities

At June 30, 2011, our total debt outstanding of $1,357.1 million consisted of 85% fixed-rate debt and 15% variable-rate debt that includes $200.0 million of fixed-rate debt swapped for a variable rate. Our weighted-average interest rate at June 30, 2011, was approximately 7.0%.

Total debt as a percent of capitalization was 33% at June 30, 2011. Our net debt as a percent of capitalization at June 30, 2011, was 17%. Net debt represents total short-term and long-term debt, excluding unrealized gains and losses on derivative instruments designated as fair value hedges of fixed-rate debt, reduced by cash and cash equivalents. Capitalization is calculated as total equity plus net debt.

The $500.0 million revolving credit facility, which expires in July 2015, permits us to borrow at variable rates based upon LIBOR or the lenders’ base rate, as defined in the credit agreement, plus a specified spread. The spread is dependent on our long-term unsecured senior debt rating from Standard and Poor’s and Moody’s Investors Service. We may request an increase of $25.0 million or more to the facility amount once each year, up to an aggregate maximum of $750.0 million, subject to approval by the lenders. We had no borrowings outstanding under this facility at June 30, 2011, or at any other time during the year.

The €150.0 million revolving credit facility, which expires in July 2012, allows us to borrow at variable rates based on EURIBOR for euro borrowings or LIBOR for dollar or pound sterling borrowings plus a specified credit spread. We may elect to increase the euro facility amount once each year in increments of €10.0 million, up to an aggregate maximum of €200.0 million, subject to approval by the lenders. We had no borrowings outstanding under this facility at June 30, 2011, or at any other time during the year.

Under the U.S. and euro bank credit agreements, we are required to comply with financial ratios of debt to Consolidated EBITDA and Consolidated EBITDA to interest expense. As defined in the credit agreements, Consolidated EBITDA represents consolidated earnings before interest, income taxes, depreciation and amortization, extraordinary, unusual or non-recurring non-cash gains or losses, including the sale of property and equipment and goodwill impairments, and non-cash gains or losses from less than wholly owned subsidiaries and investments. The credit agreements require that the ratio of debt to Consolidated EBITDA be less than 3.5:1 and the ratio of Consolidated EBITDA to interest expense be greater than 3.5:1. At June 30, 2011, we maintained a ratio of debt to Consolidated EBITDA of 1.1:1 and a ratio of Consolidated EBITDA to interest expense of 12.5:1.

The bank credit agreements also contain customary events of default including, among others, a party obtaining a beneficial ownership in excess of 20% of the company’s voting stock. On July 18, 2011, the bank credit agreements were amended to waive the event of default for a change in beneficial ownership solely with respect to the anticipated merger with Berkshire Hathaway.

We believe that our cash flow from operations, borrowing capacity under the credit facilities and our current cash and cash equivalents provide sufficient liquidity to maintain our current operations and capital expenditure requirements, service our debt, pay dividends, pursue acquisitions, and repurchase shares.

Contractual Cash Obligations

There were no material changes in contractual cash obligations from December 31, 2010 to June 30, 2011.

Our debt level will require us to dedicate a portion of our cash flow to make interest and principal payments, thereby reducing the availability of our cash for acquisitions or other purposes. Nevertheless, we believe our future operating cash flow will be sufficient to cover debt service, capital expenditures, dividends, share repurchases and other obligations, and we have untapped borrowing capacity that can provide us with additional financial resources. We currently have a shelf registration statement filed with the Securities and Exchange Commission (SEC) pursuant to which debt securities, preferred or common shares, and warrants may be issued. Under the terms of the Merger Agreement, we may not issue securities under this shelf registration. In addition, at June 30, 2011, we maintained a balance of cash and cash equivalents of $793.4 million and had $500.0 million available under the U.S. revolving credit facility and €150.0 million (approximately $214.3 million) available under the euro revolving credit facility.

Off-Balance Sheet Arrangements

At June 30, 2011, we had $47.8 million of contingent obligations under standby letters of credit issued in the ordinary course of business to financial institutions, customers and insurance companies to secure short-term support for a variety of commercial transactions, insurance and benefit programs.

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

•

The uncertainties related to our proposed merger with Berkshire Hathaway, including the expected timing of completion of the transaction and whether the merger will be approved by government regulatory authorities.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our market risk exposure from December 31, 2010 to June 30, 2011. For a discussion of our market risks associated with interest rates, foreign currencies and commodities, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.  Controls and Procedures

At the end of the period covered by this quarterly report (June 30, 2011), we carried out an evaluation, under the supervision and with the participation of the company’s management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the end of such period, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting identified in the evaluation described in the preceding paragraph that occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Following the announcement of the Merger Agreement described in Note 1 to the consolidated financial statements, several shareholder derivative and purported class action lawsuits were filed in the Court of Common Pleas for Lake County, Ohio. The lawsuits generally allege that the directors of the company breached their fiduciary duties to our shareholders by agreeing to enter into the transaction for an allegedly unfair price and as a result of an allegedly unfair process, and that the shareholders have not been provided sufficient information about the proposed merger. The lawsuits also allege that Lubrizol and Berkshire Hathaway aided and abetted the directors’ breaches of fiduciary duties. The lawsuits as filed seek, among other things, an injunction against the consummation of the proposed merger and rescission of the Merger Agreement. We believe that the allegations lack merit and intend to defend our self vigorously.

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

On March 13, 2011, we entered into an Agreement and Plan of Merger with Berkshire Hathaway whereby Berkshire Hathaway will acquire all of our outstanding shares for $135 per share in cash. After the close of the transaction, we will operate as a subsidiary of Berkshire Hathaway. The Merger Agreement, as amended, requires a consummation of the transaction by September 15, 2011, which only may be extended on a day-to-day basis to December 31, 2011, to obtain regulatory approval if, on September 15, 2011, all other closing conditions have been fulfilled or are then capable of being fulfilled; otherwise, the Merger Agreement will be subject to termination.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	We issued the following common shares to employees pursuant to various employee benefit plans sponsored by a wholly owned foreign subsidiary, exempt from registration under Regulation S of the Securities Act of 1933, as amended: 302 on April 14, 2011; 500 on May 9, 2011; 1,087 to June 2, 2011; 1,000 on June 13, 2011 and 300 on June 20, 2011.

(b)	Not applicable.

(c)	During the quarter ended June 30, 2011, we did not purchase any Lubrizol common shares under the 5.0 million share repurchase program authorized by our board of directors on June 29, 2010. At June 30, 2011, there were 3,443,918 Lubrizol common shares that may yet be purchased under the program. Under the terms of the Merger Agreement, we are prohibited from purchasing any shares under this program.

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

THE LUBRIZOL CORPORATION

/s/ W. Scott Emerick
W. Scott Emerick
Principal Accounting Officer and Duly Authorized
Signatory of The Lubrizol Corporation

Date: August 5, 2011

Exhibit Index

2.1	Agreement and Plan of Merger by and among Berkshire Hathaway Inc., The Lubrizol Corporation and Ohio Merger Sub, Inc. dated as of March 13, 2011 (incorporated by reference to Exhibit 2.1 to the company’s current report on Form 8-K filed with the SEC on March 15, 2011).

2.2	Amendment to Agreement and Plan of Merger, dated as of June 9, 2011, by and among Berkshire Hathaway Inc., Ohio Merger Sub, Inc., and The Lubrizol Corporation (incorporated by reference to Exhibit 2.1 to the company’s current report on Form 8-K filed with the SEC on June 13, 2011).

3.1	Second Amended and Restated Articles of Incorporation of The Lubrizol Corporation, effective as of May 6, 2009 (incorporated by reference to Exhibit 3.1 to the company’s quarterly report on Form 10-Q filed with the SEC on May 8, 2009).

3.2	Second Amended and Restated Regulations of The Lubrizol Corporation, effective as of June 23, 2009 (incorporated by reference to Exhibit 3.1 to the company’s current report on Form 8-K filed with the SEC on June 24, 2009).

10.1	The Lubrizol Corporation 2005 Stock Incentive Plan, as amended and restated June 28, 2011.

10.2	Waiver No. 1, dated as of July 18, 2011, to the Credit Agreement among The Lubrizol Corporation, the lenders parties thereto and Citibank N.A. as administrative agent.

10.3	Waiver No. 1, dated as of July 18, 2011, to the Three Year Credit Agreement among Lubrizol Holdings France SAS, Lubrizol Advanced Materials BVBA, Lubrizol (Gibraltar) Limited and Lubrizol Coordination Center BVBA as borrowers, The Lubrizol Corporation as guarantor, the lenders parties thereto, and The Royal Bank of Scotland plc as administrative agent.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.